Form 10-Q
period 1994-03-31
GIANT INDUSTRIES INC
filed 1994-05-16
CIK 856465

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1994

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the transition period _______ to _______.

For Quarter Ended March 31, 1994        Commission File Number: 1-10398


                          GIANT INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)


            Delaware                                86-0642718
(State of other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)


          23733 North Scottsdale Road, Scottsdale, Arizona 85255
            (Address of principal executive offices) (Zip Code)


    Registrant's telephone number, including area code: (602) 585-8888


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]    No [ ]

Number of Common Shares outstanding at April 30, 1994: 12,192,770 shares.

                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES


                                   INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets
          March 31, 1994 (Unaudited) and December 31, 1993

          Condensed Consolidated Statements of Earnings (Unaudited) Three Months Ended March 31, 1994 and 1993

          Condensed Consolidated Statements of Cash Flows (Unaudited) Three Months Ended March 31, 1994 and 1993

          Notes to Condensed Consolidated Financial
          Statements (Unaudited)

          Computation of Per Share Data (Exhibit 11)

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

Item 4  - Submission of Matters to a Vote of Security Holders

Item 5  - Other

Item 6  - Exhibits and Reports on Form 8-K

SIGNATURE

                                  PART I

                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                      March 31, 1994   December 31, 1993
                                      --------------   -----------------
                                       (Unaudited)
Assets
Current assets:
  Cash and cash equivalents              $  32,960         $  19,807
  Marketable securities                     20,158            36,146
  Accounts receivable, net                  14,172            15,082
  Income tax refunds receivable                216               254
  Inventories                               25,819            23,341
  Prepaid expenses and other                 2,199             3,571
  Deferred income taxes                      3,749             3,749
                                         ---------         ---------
    Total current assets                    99,273           101,950
                                         ---------         ---------
Property, plant and equipment              302,322           292,519
  Less accumulated depreciation,
    depletion and amortization            (133,875)         (130,276)
                                         ---------         ---------
                                           168,447           162,243
                                         ---------         ---------
Other assets                                15,042            15,106
                                         ---------         ---------
                                         $ 282,762         $ 279,299
                                         =========         =========
Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt      $   4,007         $   3,035
  Accounts payable                          14,077            14,883
  Accrued expenses                          18,640            19,725
                                         ---------         ---------
    Total current liabilities               36,724            37,643
                                         ---------         ---------
Long-term debt, net of current portion     119,123           117,270
Deferred income taxes                       15,688            15,850
Other liabilities                            3,779             2,622
Common stockholders' equity                107,448           105,914
                                         ---------         ---------
                                         $ 282,762         $ 279,299
                                         =========         =========

See accompanying notes to condensed consolidated financial statements.

                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)
              (In thousands except shares and per share data)

                                                  Three Months Ended
                                                      March 31,
                                          ------------------------------
                                             1994               1993
                                          -----------        -----------
Net revenues                              $    63,795        $    77,363
                                          -----------        -----------

Cost of products sold                          41,654             54,420
Operating expenses                             17,868             17,164
Interest expense, net                           2,312              1,044
                                          -----------        -----------
                                               61,834             72,628
                                          -----------        -----------
Earnings before income taxes                    1,961              4,735
Provision for income taxes                        549              1,468
                                          -----------        -----------
Net earnings                              $     1,412        $     3,267
                                          ===========        ===========
Earnings per common share                 $      0.12        $      0.27
                                          ===========        ===========
Weighted average number
  of shares outstanding                    12,192,770         12,223,768
                                          ===========        ===========

See accompanying notes to condensed consolidated financial statements.

                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (In thousands)
                                                     Three Months Ended
                                                          March 31,
                                                    -------------------
                                                      1994        1993
                                                    -------     -------
Cash flows from operating activities:
  Net earnings                                      $ 1,412     $ 3,267
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation, depletion and amortization        3,801       3,893
      Deferred income taxes                            (162)       (240)
      Restricted stock award compensation               122         117
      Changes in operating assets and liabilities:
        Decrease (increase) in receivables              948      (3,146)
        (Increase) decrease in inventories           (2,478)        431
        Decrease in prepaid expenses and other        1,372         197
        Decrease in accounts payable                   (806)       (191)
        (Decrease) increase in accrued expenses      (1,095)      4,067
      Increase in other non-current liabilities       1,157
                                                    -------     -------
Net cash provided by operating activities             4,271       8,395
                                                    -------     -------
Cash flows from investing activities:
  Purchases of property, plant and equipment
    and other assets                                 (7,010)     (2,351)
  Proceeds from sale of property, plant and
    equipment                                           120         134
  Purchases of marketable securities                (23,685)
  Proceeds from sales of marketable securities       39,673
                                                    -------     -------
Net cash provided by (used in)
  investing activities                                9,098      (2,217)
                                                    -------     -------
Cash flows from financing activities:
  Payments of long-term debt                            (92)     (3,230)
  Deferred financing costs                             (124)
                                                    -------     -------
Net cash used in financing activities                  (216)     (3,230)
                                                    -------     -------
Net increase in cash and cash equivalents            13,153       2,948
Cash and cash equivalents:
  Beginning of period                                19,807       8,842
                                                    -------     -------
  End of period                                     $32,960     $11,790
                                                    =======     =======

Noncash Investing and Financing Activities. A portion of the acquisition price of nine retail units was seller financed for $2,917.

See accompanying notes to condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

NOTE 2 - MARKETABLE SECURITIES:

     The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities are comprised of taxable corporate bonds, taxable and non-taxable municipal bonds and adjustable rate preferred stocks and are managed as part of the Company's short-term cash management program and are classified as available-for-sale securities. Such classification requires these securities to be reported at fair market value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. At March 31, 1994, the cost of these securities approximated fair market value.

NOTE 3 - INVENTORIES:

                                      March 31, 1994   December 31, 1993
                                      --------------   -----------------
                                                (In thousands)
Inventories consist of the following:
First-in, first-out ("FIFO") method:
  Crude oil                              $  8,199            $ 4,820
  Refined products                          8,680             10,607
  Refinery and shop supplies                5,420              5,372
Retail method:
  Merchandise                               2,415              2,495
                                          -------            -------
                                           24,714             23,294
Allowance for last-in, first-out
  ("LIFO") method                           4,105              3,747
Allowance for lower of cost or market      (3,000)            (3,700)
                                          -------            -------
                                          $25,819            $23,341
                                          =======            =======

NOTE 4 - LONG-TERM DEBT:

     In November 1993, the Company issued $100,000,000 of 9 3/4% senior subordinated notes ("Notes"). Repayment of the Notes is jointly and severally guaranteed on an unconditional basis by the Company's direct and indirect wholly-owned subsidiaries, subject to a limitation designed to ensure that such guarantees do not constitute a fraudulent conveyance. Except as otherwise allowed in the Indenture pursuant to which the Notes were issued, there are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. General provisions of applicable State law, however, may limit the ability of any subsidiary to pay dividends or make distributions to the Company in certain circumstances.

     No separate financial statements of the subsidiaries are included herein because the subsidiaries are jointly and severally liable; the aggregate assets, liabilities, earnings, and equity of the subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis; and the separate financial statements and other disclosures concerning the subsidiaries are not deemed material to investors.

NOTE 5 - CONTINGENCIES:

     The Company and certain subsidiaries are defendants to various legal actions. Certain of these pending legal actions involve or may involve compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided adversely. Although the amount of liability at March 31, 1994 with respect to these matters is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial condition or results of operations.

     Federal, state and local laws and regulations relating to health and the environment affect nearly all of the operations of the Company. As is the case with all companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits involving environmental matters. These matters involve alleged soil and water contamination and air pollution and personal injuries or property damage allegedly caused by exposure to hazardous materials manufactured, handled or used by the Company. Future expenditures related to health and environmental matters cannot be reasonably quantified in many circumstances due to the speculative nature of remediation and clean-up cost estimates and methods, the imprecise and conflicting data regarding the hazardous nature of various types of waste, the number of other potentially responsible parties involved, various defenses which may be available to the Company and changing environmental laws and interpretations of environmental laws.

     The United States Environmental Protection Agency notified the Company in May 1991 that it may be a potentially responsible party for the release or threatened release of hazardous substances, pollutants, or contaminants at the Lee Acres Landfill, which is owned by the United States Bureau of Land Management ("BLM") and which is adjacent to the Company's Farmington refinery which was operated until 1982. Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs at a site even though the party was responsible for only a small part of such costs. At the present time, the Company is unable to determine the extent of potential liability, if any, in this matter and has made no provision therefore in its financial statements.

     At December 31, 1993, the Company had received approximately $2.4 million in connection with the settlement of past and future claims of the Company against various of its insurance carriers relating to various environmental issues. In April 1994, the Company completed a review of its environmental matters and determined that approximately $1.4 million of these settlements related to ongoing environmental projects, including the remediation of a free phase hydrocarbon plume that extends approximately 1,000 feet south of the Company's Farmington refinery, and therefore such amounts have been designated as environmental liability accruals in the current and long-term sections of the Company's condensed consolidated balance sheet at March 31, 1994. The remaining $1.0 million has been recorded as a credit to operating expenses in the condensed consolidated statement of earnings for the three months ended March 31, 1994, reflecting a recovery of environmental costs expensed in prior years.

     The Company has received several tax notifications and assessments from the Navajo Tribe relating to crude oil and natural gas removed from properties located outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1,800,000 severance tax assessment issued to Giant Industries Arizona, Inc., a wholly-owned subsidiary of the Company, in November 1991. The Company has invoked its appeal rights with the Tribe's Tax Commission in connection with this assessment and intends to vigorously oppose the assessment. It is the Company's understanding that these appeals will be held in abeyance pending further judicial clarification of the Tribe's taxing authority by means of litigation involving other companies. It is possible, however, that the Company's assessments will have to be litigated by the Company before final resolution. The Company may receive further tax assessments before judicial resolution of the Tribe's taxing authority.

                                                              EXHIBIT 11
                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                       COMPUTATION OF PER SHARE DATA

                                                   Three Months Ended
                                                        March 31,
                                                 -----------------------
                                                    1994         1993
                                                 ----------   ----------
Net earnings                                     $1,412,000   $3,267,000
                                                 ==========   ==========
Weighted average number of shares
  outstanding during the period                  12,192,770   12,223,768
                                                 ==========   ==========
Earnings per common share                        $     0.12   $     0.27
                                                 ==========   ==========
Additional Primary Computation:
- - -------------------------------
Net earnings                                     $1,412,000
                                                 ==========
Additional adjustment to weighted average
  number of shares outstanding:

    Weighted average number of shares
      outstanding above                          12,192,770

    Add - dilutive effect of outstanding
    options (a)                                      55,813
                                                 ----------
Weighted average number of shares
  outstanding as adjusted                        12,248,583
                                                 ==========
Earnings per common share                        $     0.12 (b)
                                                 ==========
Fully Diluted Computation:
- - --------------------------
Net earnings                                     $1,412,000
                                                 ==========
Additional adjustment to weighted average
  number of shares outstanding:

    Weighted average number of shares
      outstanding above                          12,192,770

    Add - dilutive effect of outstanding
    options (a)                                      55,813
                                                 ----------
Weighted average number of shares
  outstanding as adjusted                        12,248,583
                                                 ==========
Earnings per common share                        $     0.12 (b)
                                                 ==========
/TABLE

(a) As determined by the application of the treasury stock method.
(b) This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required per note 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Earnings Before Income Taxes
- - ----------------------------
     For the three month period ended March 31, 1994 earnings before income taxes decreased $2.8 million or 59% to $1.9 million from $4.7 million in the same 1993 period. The decrease is primarily the result of a 15% decline in refinery sourced finished product sales volumes, a 20% decline in third party ethanol sales volumes, a 47% decline in ethanol margins and higher interest and operating expenses. These negative factors were partially offset by a 23% and 4% increase in volumes and margins, respectively, for finished products and a 36% and 3% increase in merchandise sales and margins, respectively, from the Company's retail units, a 9% increase in average refinery margins and the recording of an insurance settlement relating to previously incurred environmental costs.

     For the three months ended March 31, 1994, the Company's exploration and production operations ("Giant E&P") recorded a loss of $0.4 million, a $0.3 million increase from a loss of $0.1 million in the comparable 1993 period. The increase in the loss was primarily due to a decrease in crude oil and natural gas production and selling prices.

Revenues
- - --------
     Revenues for the three months ended March 31, 1994, decreased $13.6 million or 18% to $63.8 million from $77.4 million in the comparable 1993 period. The decrease is primarily due to a 15% decline in refinery sourced finished product sales volumes, a 17% decrease in refinery weighted average selling prices and a 20% and 11% decline in third party ethanol sales volumes and selling prices, respectively. Offsetting these decreases was a 35% increase in the volume of finished products sold from the service stations along with a 49% increase in merchandise sales.

     The decline in refinery sourced finished product sales volumes was primarily due to a scheduled major maintenance turnaround. This turnaround, performed every four years to conduct preventative maintenance and equipment upgrading activity, was started in March and successfully completed in early April as planned. The refinery is now back to full operation and performing as expected. The decline in third party ethanol sales volumes was caused by operating problems experienced in the early part of the quarter and the lowering of production due to high grain costs and low selling prices resulting from an over supply of oxygenates. The increase in service station finished product and merchandise sales is the result of increased same store volumes and the addition of nine units in the Company's primary market area.

     Volumes of refined products sold through retail outlets increased approximately 23% from 1993 first quarter levels primarily due to a 35% increase in volumes sold from the service stations offset by a 3% decline in travel center volumes.

     Revenues, including intercompany revenues, from Giant E & P totaled $1.4 million for the three months ended March 31, 1994, a decrease of $0.6 million or 31% from the $2.0 million reported for the comparable 1993 period. This decrease is due to a 14% decline in crude oil production, a 28% decline in crude oil selling prices, a 20% decline in natural gas production and a 10% decline in natural gas selling prices. The decline in natural gas production is due to a 1993 upward adjustment of coal seam gas reserves sold in 1992, determined pursuant to an annual redetermination clause contained in the 1992 purchase and sale agreement.

Cost of Products Sold
- - ---------------------
     For the three months ended March 31, 1994, cost of products sold decreased $12.8 million or 23% to $41.6 million from $54.4 million for the corresponding 1993 period. A 15% decline in the volume of finished products sold from the refinery and a 24% decline in average crude oil costs accounts for the decrease. These decreases were partially offset by an increase in costs relating to increased merchandise sales from the service stations and a 33% increase in average grain costs.

     Cost of products sold by Giant E & P decreased approximately 22% in the three months ended March 31, 1994, compared to the same 1993 period. The decline is primarily related to a decrease in production.

Operating Expenses
- - ------------------
     For the three months ended March 31, 1994, operating expenses increased $0.7 million or 4% to $17.9 million from $17.2 million for the three months ended March 31, 1993. The increase is primarily due to $0.7 million in operating expenses relating to the nine retail units acquired, an increase of $0.5 million in payroll and related costs for other operations and $0.5 million of other increases, primarily depreciation, purchased fuel and supplies. These increases were partially offset by the recording of a $1.0 million insurance settlement relating to environmental costs incurred in prior years.

Interest Expense, Net
- - ---------------------
     For the three months ended March 31, 1994, interest expense, net (interest expense less interest income) increased $1.3 million or 121% to $2.3 million from $1.0 million for the same period in 1993. The increase is primarily due to the issuance of $100 million of 9 3/4% senior subordinated notes in November 1993, the proceeds of which were partially used to retire existing debt with lower effective interest rates, but with significantly shorter maturities. In addition, the amortization of proceeds from an interest rate management strategy utilizing an interest rate swap were lower in the 1994 quarter. Partially offsetting these items was an increase in interest income resulting from the investment of excess cash in marketable securities and short-term financial instruments.

Income Taxes
- - ------------
     Income taxes for the three months ended March 31, 1994 and 1993 have been computed in accordance with Statement of Financial Accounting Standards No. 109, resulting in an effective tax rate of approximately 28% and 31%, respectively. The variance from the statutory U.S. federal tax rate of 35% for the 1994 period and 34% for the 1993 period is primarily due to the relationship of estimated alcohol fuel and coal seam gas credits to estimated annual income, partially offset by estimated state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operations
- - -------------------------
      Net cash provided by operating activities totaled $4.3 million for the three months ended March 31, 1994, compared to $8.4 million for the comparable 1993 period. Operating cash flows decreased primarily as the result of a decline in net earnings and the net changes in working capital items.

Working Capital
- - ---------------
      Working capital at March 31, 1994 consisted of current assets of $99.3 million and current liabilities of $36.7 million, or a current ratio of 2.70:1. At December 31, 1993, the current ratio was 2.71:1 with current assets of $102.0 million and current liabilities of $37.6 million.

      Current assets have decreased since December 31, 1993, primarily due to a net decrease in cash and cash equivalents and marketable securities, a decline in trade receivables, due in part to lower sales volumes, and a decrease in prepaid expenses, principally deposits. Partially offsetting these decreases is an increase in inventories due to an increase in raw material volumes on hand, partially resulting from the scheduled major maintenance turnaround which was still in progress at the end of the quarter. Finished product volumes were down 28% from year end levels. Current liabilities have decreased primarily due to a decrease in accounts payable and accrued liabilities. Accounts payable have declined primarily due to a decline in raw material costs. Accrued liabilities have declined primarily due to the reclassification of deferred insurance refunds in part to a long-term reserve for environmental liabilities and in part as a recovery of previously incurred environmental expenditures, the payment of management incentive bonuses and a decline in estimated income taxes payable. These decreases were offset in part by an increase in accrued interest.

Capital Expenditures and Resources
- - ----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment and other assets totaled approximately $7.0 million for the first three months of 1994, including the cash portion of the acquisition of nine retail units and certain other assets from a privately-held retailer/jobber, scheduled major maintenance turnaround costs, oil and gas well drilling and leasehold costs and various other projects. In addition, as part of the Company's short-term cash management program there were net sales of marketable securities of approximately $16.0 million in the quarter.

     Working capital, including that necessary for capital expenditures and debt service will be funded through cash generated from operating activities, existing cash and marketable securities balances and, if necessary, future borrowings. Future liquidity, both short and long-term, will continue to be primarily dependent on producing and selling sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses.

     The Company continues to investigate other strategic acquisitions, including the possibility of acquiring an additional refinery and the acquisition of producing oil and gas properties, as well as capital improvements to its existing facilities and is actively pursuing the possible sale or exchange of certain non-strategic assets.

Capital Structure
- - -----------------
     At March 31, 1994, and December 31, 1993, the Company's long-term debt was 53% of total capital.

       In November 1993, the Company issued $100 million of 10 year
9 3/4% senior subordinated notes ("Notes"). Repayment of the Notes is jointly and severally guaranteed on an unconditional basis by the Company's direct and indirect wholly-owned subsidiaries, subject to a limitation designed to ensure that such guarantees do not constitute a fraudulent conveyance. Except as otherwise allowed in the Indenture pursuant to which the Notes were issued, there are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. General provisions of applicable State law, however, may limit the ability of any subsidiary to pay dividends or make distributions to the Company in certain circumstances.

     The Company has a $5.0 million cash secured credit facility available to support the issuance of letters of credit in the ordinary course of business. At March 31, 1994, there were approximately $2.6 million in irrevocable letters of credit outstanding under this arrangement.

     No dividends were declared in the first quarter of 1994. Future dividends, if any, are subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors.

     On April 15, 1994, the Company's Board of Directors authorized the repurchase of up to 5% or approximately 600,000 shares of the Company's common stock. Repurchases may be made from time to time in the open market in compliance with Securities and Exchange Commission guidelines. The repurchased shares would be available for a variety of corporate purposes. The number of shares actually repurchased will be dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. The Company may suspend or discontinue the program at any time without notice.

Other
- - -----
     In May 1991, the EPA notified the Company that it may be a potentially responsible party for the release, or threatened release, of hazardous substances, pollutants or contaminants at the Lee Acres Landfill, which is adjacent to the Company's Farmington refinery which was operated until 1982. At the present time, the Company is unable to determine the extent of its potential liability, if any, in the matter. In 1989, a consultant to the Company estimated, based on various assumptions, that the Company's share of potential liability could be approximately $1.2 million. This figure was based upon the consultant's evaluation of such factors as available clean-up technology, BLM's involvement at the site and the number of other entities that may have had involvement at the site. The consultant, however, did not conduct an analysis of the Company's potential legal defenses and arguments including possible setoff rights. Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs at a site even though the party was responsible for only a small part of such costs. Actual liability, if any, may differ significantly from the consultant's estimate. In addition, the Company is remediating a free phase hydrocarbon plume that extends approximately 1,000 feet south of the Farmington refinery.

     At December 31, 1993, the Company had received approximately $2.4 million in connection with the settlement of past and future claims of the Company against various of its insurance carriers relating to various environmental issues. In April 1994, the Company completed a review of its environmental matters and determined that approximately $1.4 million of these settlements related to ongoing environmental projects, including the remediation of the free phase hydrocarbon plume described above, and therefore such amounts have been designated as environmental liability accruals in the current and long-term sections of the Company's condensed consolidated balance sheet at March 31, 1994. The remaining $1.0 million has been recorded as a credit to operating expenses in the condensed consolidated statement of earnings for the three months ended March 31, 1994, reflecting a recovery of environmental costs expensed in prior years.

     The Company is subject to audit on an ongoing basis of the various taxes that it pays to federal, state, local and Tribal agencies. These audits may result in additional assessments or refunds along with interest and penalties. In some cases the jurisdictional basis of the taxing authority is in dispute and is the subject of litigation or administrative appeals. In one such case, the Company has received several tax assessments from the Navajo Tribe, including a $1.8 million severance tax assessment issued to Giant Industries Arizona, Inc., a wholly-owned subsidiary of the Company, in November 1991 relating to crude oil removed from properties located outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction. It is the Company's position that it is in substantial compliance with laws applicable to the disputed area, and such assessments are or will be the subject of litigation or administrative appeals.

     The Company uses the full cost method of accounting for oil and gas activities. Under this method, the Company is required to write down capitalized costs, adjusted for accumulated amortization and related deferred income taxes, if those costs exceed a "cost ceiling." This "cost ceiling" is determined by calculating the value of the Company's estimated reserves utilizing, among other things, the price of crude oil and natural gas at the end of each quarter. During periods of declining prices and reserves, the Company may be required to write down these capitalized costs due to impairment in value. At March 31, 1994, the "cost ceiling" approximated the adjusted capitalized costs. Whether or not a writedown will be necessary in the future depends upon future prices and reserve volumes.

    Due to low ethanol prices and high grain costs resulting from 1993 flooding in the Midwest, the Company reduced production at its ethanol facility for a period of time in the first quarter of 1994. With the prospect of continuing high grain costs and depressed ethanol prices, the Company is planning to run the facility at 75% of capacity for the second and third quarters of 1994. For the longer term, the Company remains optimistic about the prospects for the facility due to the introduction of reformulated gasoline in January 1995, required by the 1990 Clean Air Act Amendments, and an expected return to more favorable grain prices.

                                  PART II

                             OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings required to be reported pursuant to Item 103 of Regulation S-K. The Company is a party to ordinary routine litigation incidental to its business. In addition, there is hereby incorporated by reference the information regarding contingencies in Note 5 to the Unaudited Condensed Consolidated Financial Statements set forth in Item 1, Part I hereof and the discussion of certain contingencies contained herein under the heading "Liquidity and Capital Resources - Other."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders was held on May 12, 1994. Proxies for the meeting were solicited under Regulation 14A. There were no matters submitted to a vote of security holders other than the election of two directors and approval of auditors as specified in the Company's Proxy Statement. There was no solicitation in opposition to management's nominees to the Board of Directors.

     Fredric L. Holliger was elected as a director of the Company. The vote was as follows:

                 Shares Voted            Shares Voted
                    "FOR"               "WITHHOLDING"
                 ------------           -------------
                  11,445,267                78,886

     Harry S. Howard, Jr. was elected as a director of the Company. The vote was as follows:

                 Shares Voted            Shares Voted
                    "FOR"               "WITHHOLDING"
                 ------------           -------------
                  11,446,645                77,508

     Deloitte & Touche were ratified as independent auditors for the Company for the year ending December 31, 1994. The vote was as follows:

            Shares Voted       Shares Voted      Shares Voted
               "FOR"             "AGAINST"       "ABSTAINING"
            ------------       -------------     ------------
             11,462,482            27,595           30,698

ITEM 5.  OTHER

     At a meeting of the Board of Directors held on May 12, 1994, A. Wayne Davenport was elected Vice President and Corporate Controller of the Company. Mr. Davenport has over twenty years of experience in the oil industry. Most recently he worked with the Navajo Nation on a project to establish an oil and gas company. Prior to that he served as Executive Vice President, Chief Financial Officer and Treasurer for Hondo Oil & Gas Company where he was involved with their exploration and production and refining operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit:

     11 - Computation of Per Share Data (see Part I, Item 1).

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1994.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.

                             GIANT INDUSTRIES, INC.


                             A. WAYNE DAVENPORT
                             -------------------------------------
                             A. Wayne Davenport
                             Vice President and Corporate Controller
                             (Principal Accounting Officer)

Date: May 13, 1994