Form 10-Q
period 1994-06-30
GIANT INDUSTRIES INC
filed 1994-08-15
CIK 856465

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1994

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the transition period _______ to _______.

For Quarter Ended June 30, 1994        Commission File Number: 1-10398


                          GIANT INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)


            Delaware                                86-0642718
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)


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

                             Yes [X]    No [ ]

Number of Common Shares outstanding at July 31, 1994: 12,147,570 shares.

                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES


                                   INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets
          June 30, 1994 (Unaudited) and December 31, 1993

          Condensed Consolidated Statements of Earnings (Unaudited) Three and Six Months Ended June 30, 1994 and 1993

          Condensed Consolidated Statements of Cash Flows (Unaudited) Six Months Ended June 30, 1994 and 1993

          Notes to Condensed Consolidated Financial
          Statements (Unaudited)

          Computation of Per Share Data (Exhibit 11)

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

Item 6  - Exhibits and Reports on Form 8-K

SIGNATURE

                                  PART I

                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                       June 30, 1994   December 31, 1993
                                       -------------   -----------------
                                       (Unaudited)
Assets
Current assets:
  Cash and cash equivalents              $  26,232         $  19,807
  Marketable securities                     24,578            36,146
  Accounts receivable, net                  14,109            15,082
  Income tax refunds receivable                198               254
  Inventories                               31,361            23,341
  Prepaid expenses and other                 1,879             3,571
  Deferred income taxes                      3,499             3,749
                                         ---------         ---------
    Total current assets                   101,856           101,950
                                         ---------         ---------
Property, plant and equipment              308,756           292,519
  Less accumulated depreciation,
    depletion and amortization            (137,615)         (130,276)
                                         ---------         ---------
                                           171,141           162,243
                                         ---------         ---------
Other assets                                12,742            15,106
                                         ---------         ---------
                                         $ 285,739         $ 279,299
                                         =========         =========
Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt      $   4,007         $   3,035
  Accounts payable                          16,583            14,883
  Accrued expenses                          17,905            19,725
                                         ---------         ---------
    Total current liabilities               38,495            37,643
                                         ---------         ---------
Long-term debt, net of current portion     117,725           117,270
Deferred income taxes                       15,748            15,850
Other liabilities                            3,632             2,622
Common stockholders' equity                110,139           105,914
                                         ---------         ---------
                                         $ 285,739         $ 279,299
                                         =========         =========

See accompanying notes to condensed consolidated financial statements.

                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)
              (In thousands except shares and per share data)

                                     Three Months Ended           Six Months Ended
                                         June 30,                     June 30,
                                 -------------------------    -------------------------
                                     1994          1993           1994          1993
                                 -------------------------    -------------------------
Net revenues                     $    74,285   $    85,919    $   138,080   $   163,282
                                 -----------   -----------    -----------   -----------

Cost of products sold                 47,733        57,142         89,387       111,562
Operating expenses                    19,686        18,354         37,554        35,518
Interest expense, net                  2,402           867          4,714         1,911
                                 -----------   -----------    -----------   -----------
                                      69,821        76,363        131,655       148,991
                                 -----------   -----------    -----------   -----------
Earnings before income taxes           4,464         9,556          6,425        14,291
Provision for income taxes             1,507         3,293          2,056         4,761
                                 -----------   -----------    -----------   -----------
Net earnings                     $     2,957   $     6,263    $     4,369   $     9,530
                                 ===========   ===========    ===========   ===========
Earnings per common share        $      0.24   $      0.51    $      0.36   $      0.78
                                 ===========   ===========    ===========   ===========
Weighted average number
  of shares outstanding           12,173,306    12,223,768     12,182,984    12,223,768
                                 ===========   ===========    ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (In thousands)
                                                      Six Months Ended
                                                          June 30,
                                                    -------------------
                                                      1994        1993
                                                    -------     -------
Cash flows from operating activities:
  Net earnings                                      $ 4,369     $ 9,530
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation, depletion and amortization        7,697       7,809
      Deferred income taxes                             148         221
      Restricted stock award compensation               244         244
      Proceeds from settlement of interest
        rate swap agreement                                       1,514
      Increase in other non-current liabilities       1,010
      Changes in operating assets and liabilities:
        Decrease (increase) in receivables            1,029      (1,207)
        (Increase) decrease in inventories           (8,020)      1,721
        Decrease in prepaid expenses and other        1,692         487
        Increase (decrease) in accounts payable       1,700      (2,032)
        (Decrease) increase in accrued expenses      (2,186)      5,511
                                                    -------     -------
Net cash provided by operating activities             7,683      23,798
                                                    -------     -------
Cash flows from investing activities:
  Purchases of property, plant and equipment
    and other assets                                (10,983)     (7,220)
  Proceeds from sale of property, plant and
    equipment                                           134         135
  Purchases of marketable securities                (42,450)
  Proceeds from sales of marketable securities       54,018
                                                    -------     -------
Net cash provided by (used in)
  investing activities                                  719      (7,085)
                                                    -------     -------
Cash flows from financing activities:
  Payments of long-term debt                         (1,490)     (3,785)
  Purchase of treasury stock                           (390)
  Deferred financing costs                             (100)
  Proceeds from exercise of stock options                 3
                                                    -------     -------
Net cash used in financing activities                (1,977)     (3,785)
                                                    -------     -------
Net increase in cash and cash equivalents             6,425      12,928
Cash and cash equivalents:
  Beginning of period                                19,807       8,842
                                                    -------     -------
  End of period                                     $26,232     $21,770
                                                    =======     =======

Noncash Investing and Financing Activities. A portion of the acquisition price of nine retail units was seller financed for $2,917.

See accompanying notes to condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

NOTE 2 - MARKETABLE SECURITIES:

     The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities are comprised of taxable corporate bonds, taxable and non-taxable municipal bonds and adjustable rate preferred stocks and are managed as part of the Company's short-term cash management program and are classified as available-for-sale securities. Such classification requires these securities to be reported at fair market value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. At June 30, 1994, the cost of these securities approximated fair market value.

NOTE 3 - INVENTORIES:

                                       June 30, 1994   December 31, 1993
                                       -------------   -----------------
                                                (In thousands)
Inventories consist of the following:
First-in, first-out ("FIFO") method:
  Crude oil                               $11,109            $ 4,820
  Refined products                         11,081             10,607
  Refinery and shop supplies                5,194              5,372
Retail method:
  Merchandise                               2,550              2,495
                                          -------            -------
                                           29,934             23,294
Allowance for last-in, first-out
  ("LIFO") method                           1,927              3,747
Allowance for lower of cost or market        (500)            (3,700)
                                          -------            -------
                                          $31,361            $23,341
                                          =======            =======

NOTE 4 - LONG-TERM DEBT:

     In November 1993, the Company issued $100,000,000 of 9-3/4% senior subordinated notes ("Notes"). Repayment of the Notes is jointly and severally guaranteed on an unconditional basis by the Company's direct and indirect wholly-owned subsidiaries, subject to a limitation designed to ensure that such guarantees do not constitute a fraudulent conveyance. Except as otherwise allowed in the Indenture pursuant to which the Notes were issued, there are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. General provisions of applicable State law, however, may limit the ability of any subsidiary to pay dividends or make distributions to the Company in certain circumstances.

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

NOTE 5 - CONTINGENCIES:

     The Company and certain subsidiaries are defendants to various legal actions. Certain of these pending legal actions involve or may involve compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided adversely. Although the amount of liability at June 30, 1994 with respect to these matters is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial condition or results of operations.

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

     At December 31, 1993, the Company had received approximately $2.4 million in connection with the settlement of past and future claims of the Company against various of its insurance carriers relating to various environmental issues. In April 1994, the Company completed a review of its environmental matters and determined that approximately $1.4 million of these settlements related to ongoing environmental projects, including the remediation of a free phase hydrocarbon plume that extends approximately 1,000 feet south of the Company's Farmington refinery, and therefore such amounts have been designated as environmental liability accruals in the current and long-term sections of the Company's condensed consolidated balance sheet at June 30, 1994. The remaining $1.0 million was recorded as a credit to operating expenses in the first quarter of 1994, reflecting a recovery of environmental costs expensed in prior years.

     The Company has received several tax notifications and assessments from the Navajo Tribe relating to crude oil and natural gas removed from properties located outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1.8 million severance tax assessment issued to Giant Industries Arizona, Inc., a wholly-owned subsidiary of the Company, in November 1991. The Company has invoked its appeal rights with the Tribe's Tax Commission in connection with this assessment and intends to vigorously oppose the assessment. It is the Company's understanding that these appeals will be held in abeyance pending further judicial clarification of the Tribe's taxing authority by means of litigation involving other companies. It is possible, however, that the Company's assessments will have to be litigated by the Company before final resolution. The
Company may receive further tax assessments before judicial resolution of the Tribe's taxing authority.

                                                              EXHIBIT 11
                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                       COMPUTATION OF PER SHARE DATA

                                                      Three Months Ended           Six Months Ended
                                                           June 30,                     June 30,
                                                   ------------------------    ------------------------
                                                      1994          1993          1994          1993
                                                   ------------------------    ------------------------
Net earnings                                       $ 2,957,000  $ 6,263,000    $ 4,369,000  $ 9,530,000
                                                   ===========  ===========    ===========  ===========
Weighted average number of shares
  outstanding during the period                     12,173,306   12,223,768     12,182,984   12,223,768
                                                   ===========  ===========    ===========  ===========
Earnings per common share                                $0.24        $0.51          $0.36        $0.78
                                                   ===========  ===========    ===========  ===========
Additional Primary Computation:
- - -------------------------------
Net earnings                                       $ 2,957,000  $ 6,263,000    $ 4,369,000  $ 9,530,000
                                                   ===========  ===========    ===========  ===========
Additional adjustment to weighted average
  number of shares outstanding:

    Weighted average number of shares
      outstanding above                             12,173,306   12,223,768     12,182,984   12,223,768

    Add - dilutive effect of outstanding
    options (a)                                         30,759       51,046         43,286       29,237
                                                   -----------  -----------    -----------  -----------
Weighted average number of shares
  outstanding as adjusted                           12,204,065   12,274,814     12,226,270   12,253,005
                                                   ===========  ===========    ===========  ===========

Earnings per common share (b)                            $0.24        $0.51          $0.36        $0.78
                                                   ===========  ===========    ===========  ===========

Fully Diluted Computation:
- - --------------------------
Net earnings                                       $ 2,957,000  $ 6,263,000    $ 4,369,000  $ 9,530,000
                                                   ===========  ===========    ===========  ===========
Additional adjustment to weighted average
  number of shares outstanding:

    Weighted average number of shares
      outstanding above                             12,173,306   12,223,768     12,182,984   12,223,768


    Add - dilutive effect of outstanding
    options (a)                                         30,759       68,271         43,275       68,271
                                                   -----------  -----------    -----------  -----------
Weighted average number of shares
  outstanding as adjusted                           12,204,065   12,292,039     12,226,259   12,292,039
                                                   ===========  ===========    ===========  ===========

Earnings per common share (b)                            $0.24        $0.51          $0.36        $0.78
                                                   ===========  ===========    ===========  ===========
/TABLE

(a) As determined by the application of the treasury stock method.
(b) This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required per note 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Earnings Before Income Taxes
- - ----------------------------
     For the three month period ended June 30, 1994, earnings before income taxes decreased $5.1 million or 53% to $4.5 million from $9.6 million in the same 1993 period. The decrease is primarily the result of a 10% decrease in average refinery margins, an 8% decline in refinery sourced finished product sales volumes, a 4% decline in retail selling prices, a 100% decline in third party ethanol sales volumes, a 28% increase in ethanol plant grain costs and higher interest and operating expenses. These negative factors were partially offset by a 26% increase in finished product sales volumes and a 33% increase in merchandise sales from the Company's retail units.

     For the six months ended June 30, 1994, earnings before income taxes decreased $7.9 million or 55% to $6.4 million from $14.3 million in the same 1993 period. The decrease is primarily the result of an 11% decline in refinery sourced finished product sales volumes, a 2% decline in retail selling prices, a 28% decline in third party ethanol sales volumes, a 31% increase in ethanol plant grain costs, a 2% decrease in average refinery margins and higher interest and operating expenses. These negative factors were partially offset by a 25% increase in finished product sales volumes and a 33% increase in merchandise sales from the Company's retail units.

     For the three and six month periods ended June 30, 1994, the Company's exploration and production operations ("Giant E&P") recorded losses of $0.2 million and $0.6 million, respectively, a slight decrease in loss for the second quarter of 1994 and a slight increase for the 1994 six month period compared to the same 1993 periods. Each 1994 period reflects declines in crude oil and natural gas production and selling prices compared to the same 1993 periods.

Revenues
- - --------
     Revenues for the three months ended June 30, 1994, decreased $11.6 million or 14% to $74.3 million from $85.9 million in the comparable 1993 period. The decrease is primarily due to a 16% decrease in refinery weighted average selling prices, an 8% decline in refinery sourced finished product sales volumes, a 4% decline in retail selling prices and a 100% decline in third party ethanol sales volumes. Offsetting these decreases was a 26% increase in the volume of finished products sold from the retail units along with a 33% increase in merchandise sales.

     The decline in refinery sourced finished product sales volumes was primarily due to a scheduled major maintenance turnaround started in March and successfully completed in early April as planned. This turnaround is performed every four years to conduct preventative maintenance and equipment upgrading activity. The decline in third party ethanol sales volumes was the result of lowering of production due to high grain costs and low selling prices resulting from an over supply of oxygenates. The Company is planning to operate the ethanol plant at approximately 75% of capacity in the third quarter due to these factors. The increase in retail finished product and merchandise sales is the result of increased same store volumes and the addition of nine units in the Company's primary market area.

     Volumes of refined products sold through retail outlets increased approximately 26% from 1993 second quarter levels primarily due to a 35% increase in volumes sold from the service stations and a 5% increase in travel center volumes.

     Revenues, including intercompany revenues, from Giant E&P totaled
$1.5 million for the three months ended June 30, 1994, a decrease of $0.4 million or 22% from the $1.9 million reported for the comparable 1993 period. This decrease is due to a 9% decline in crude oil production, a 10% decline in crude oil selling prices, a 20% decline in natural gas production and a 19% decline in natural gas selling prices. The decline in natural gas production is due to a 1993 upward adjustment of coal seam gas reserves sold in 1992, determined pursuant to an annual redetermination clause contained in the 1992 purchase and sale agreement.

     Revenues for the six months ended June 30, 1994, decreased $25.2 million or 15% to $138.1 million from $163.3 million in the comparable 1993 period. The decrease is primarily due to a 17% decrease in refinery weighted average selling prices, an 11% decline in refinery sourced finished product sales volumes, a 2% decline in retail selling prices and a 28% and 10% decline in third party ethanol sales volumes and selling prices, respectively. Offsetting these decreases was a 25% increase in the volume of finished products sold from the retail units along with a 33% increase in merchandise sales.

     The decline in refinery sourced finished product sales volumes was primarily due to the scheduled major maintenance turnaround. The decline in third party ethanol sales volumes was caused by operating problems experienced in the early part of the 1994 first quarter and the lowering of 1994 production due to high grain costs and low selling prices resulting from an over supply of oxygenates. The increase in service station finished product and merchandise sales is the result of increased same store volumes and the addition of nine units in the Company's primary market area.

     Volumes of refined products sold through retail outlets increased approximately 25% from 1993 first half levels primarily due to a 35% increase in volumes sold from the service stations and 1% increase in travel center volumes.

     Revenues, including intercompany revenues, from Giant E&P totaled $2.9 million for the six months ended June 30, 1994, a decrease of $1.1 million or 26% from the $4.0 million reported for the comparable 1993 period. This decrease is due to an 11% decline in crude oil production, a 19% decline in crude oil selling prices, a 20% decline in natural gas production and a 14% decline in natural gas selling prices. The decline in natural gas production is due to a 1993 upward adjustment of coal seam gas reserves sold in 1992, determined pursuant to an annual redetermination clause contained in the 1992 purchase and sale agreement.

Cost of Products Sold
- - ---------------------
     For the three months ended June 30, 1994, cost of products sold decreased $9.4 million or 16% to $47.7 million from $57.1 million for the corresponding 1993 period. A 15% decline in average crude oil costs and an 8% decline in the volume of finished products sold from the refinery accounts for the decrease. These decreases were partially offset by an increase in costs relating to increased merchandise sales from the retail units and a 28% increase in average grain costs.

     Cost of products sold by Giant E&P decreased approximately 29% in the three months ended June 30, 1994, compared to the same 1993 period. The decline is primarily related to a decrease in production.

     For the six months ended June 30, 1994, cost of products sold decreased $22.2 million or 20% to $89.4 million from $111.6 million for the corresponding 1993 period. A 19% decline in average crude oil costs and an 11% decline in the volume of finished products sold from the refinery accounts for the decrease. These decreases were partially offset by an increase in costs relating to increased merchandise sales from the retail units and a 31% increase in average grain costs.

     Cost of products sold by Giant E&P decreased approximately 26% in the six months ended June 30, 1994, compared to the same 1993 period. The decline is primarily related to a decrease in production.

Operating Expenses
- - ------------------
     For the three and six month periods ended June 30, 1994, operating expenses increased $1.3 million or 7% and $2.0 million or 6%, respectively, compared to the corresponding 1993 periods. The increase in each period is primarily due to operating expenses relating to the nine retail units acquired, an increase in payroll and related costs for other operations and increases in other expenses, primarily depreciation, utilities, supplies and advertising. The six month increases were partially offset by the recording of a $1.0 million insurance settlement in the first quarter relating to environmental costs incurred in prior years.

Interest Expense, Net
- - ---------------------
     For the three and six months ended June 30, 1994, interest expense, net (interest expense less interest income) increased $1.5 million or 177% and $2.8 million or 147% compared to the same periods in 1993. The increase in each period is primarily due to the issuance of $100 million of 9-3/4% senior subordinated notes in November 1993, the proceeds of which were partially used to retire existing debt with lower effective interest rates, but with significantly shorter maturities. In addition, the amortization of proceeds from an interest rate management strategy utilizing an interest rate swap were lower in the 1994 periods. Partially offsetting these items was an increase in interest income resulting from the investment of excess cash in marketable securities and short-term financial instruments.

Income Taxes
- - ------------
     Income taxes for the three and six months ended June 30, 1994 and 1993 have been computed in accordance with Statement of Financial Accounting Standards No. 109, resulting in effective tax rates ranging from approximately 32% to 34%. The variance from the statutory U.S. federal tax rate of 35% for the 1994 periods and 34% for the 1993 periods is primarily due to the relationship of estimated alcohol fuel and coal seam gas credits to estimated annual income, partially offset by estimated state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operations
- - -------------------------
     Net cash provided by operating activities totaled $7.7 million for the six months ended June 30, 1994, compared to $23.8 million for the comparable 1993 period. Operating cash flows decreased primarily as the result of a decline in net earnings and the net changes in working capital items.

Working Capital
- - ---------------
     Working capital at June 30, 1994 consisted of current assets of $101.9 million and current liabilities of $38.5 million, or a current ratio of 2.6:1. At December 31, 1993, the current ratio was 2.7:1 with current assets of $102.0 million and current liabilities of $37.6 million.

     Current assets have decreased since December 31, 1993, primarily due to a net decrease in cash and cash equivalents and marketable securities, a decline in trade receivables, primarily product supply receivables, and a decrease in prepaid expenses, principally deposits and prepaid insurance premiums. Partially offsetting these decreases is an increase in inventories due to an 82% increase in crude oil volumes on hand, partially resulting from the scheduled major maintenance turnaround in March and April, and an increase in market values. Finished product volumes were up slightly from year end levels. Current liabilities have increased primarily due to an increase in the current portion of long-term debt and accounts payable, offset in part by a decrease in accrued expenses. Accounts payable have increased primarily due to an increase in raw material costs. Accrued expenses have declined primarily due to the reclassification of deferred insurance refunds in part to a long-term reserve for environmental liabilities and in part as a recovery of previously incurred environmental expenditures, the payment of management incentive bonuses and a decline in estimated income taxes payable. These decreases were offset in part by increases in accrued interest, payroll and excise taxes.

Capital Expenditures and Resources
- - ----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment and other assets totaled approximately $11.0 million for the first six months of 1994, including the cash portion of the acquisition of nine retail units and certain other assets from a privately-held retailer/jobber, scheduled major maintenance turnaround costs, oil and gas well drilling and leasehold costs and various other projects. In addition, as part of the Company's short-term cash management program there were net sales of marketable securities of approximately $11.6 million.

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

Capital Structure
- - -----------------
     At June 30, 1994, and December 31, 1993, the Company's long-term debt was 52% and 53% of total capital, respectively.

     In November 1993, the Company issued $100 million of 10 year 9-3/4% senior subordinated notes ("Notes"). Repayment of the Notes is jointly and severally guaranteed on an unconditional basis by the Company's direct and indirect wholly-owned subsidiaries, subject to a limitation designed to ensure that such guarantees do not constitute a fraudulent conveyance. Except as otherwise allowed in the Indenture pursuant to which the Notes were issued, there are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. General provisions of applicable State law, however, may limit the ability of any subsidiary to pay dividends or make distributions to the Company in certain circumstances.

     The Company has a $5.0 million cash secured credit facility available to support the issuance of letters of credit in the ordinary course of business. At June 30, 1994, there were approximately $2.6 million in irrevocable letters of credit outstanding under this arrangement.

     No dividends were declared for the first or second quarter of 1994. Future dividends, if any, are subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors.

     On April 15, 1994, the Company's Board of Directors authorized the repurchase of up to 5% or approximately 600,000 shares of the Company's common stock. In the second quarter, the Company repurchased 45,700 shares of its common stock on the open market for $390,323, a weighted average cost of $8.54 per share, including commissions. These shares are being treated as treasury shares. Additional repurchases may be made from time to time in the open market in compliance with Securities and Exchange Commission guidelines.

     Any repurchased shares would be available for a variety of corporate purposes. The number of shares actually repurchased will be dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. The Company may suspend or discontinue the program at any time without notice.

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

     The Company uses the full cost method of accounting for oil and gas activities. Under this method, the Company is required to write down capitalized costs, adjusted for accumulated amortization and related deferred income taxes, if those costs exceed a "cost ceiling." This "cost ceiling" is determined by calculating the value of the Company's estimated reserves utilizing, among other things, the price of crude oil and natural gas at the end of each quarter. During periods of declining prices and reserves, the Company may be required to write down these capitalized costs due to impairment in value. At June 30, 1994, the "cost ceiling" exceeded the adjusted capitalized costs and no writedown was required. Whether or not a writedown will be necessary in the future depends upon future prices and reserve volumes.

     On July 16, 1994, a propane treatment vessel associated with the refinery's alkylation unit failed, causing several units at the refinery to be temporarily shutdown and damaging the alkylation unit, necessitating extensive repairs to the propane treatment equipment. All units temporarily shutdown by the incident, except the alkylation unit, were subsequently returned to service. Repairs to the alkylation unit could take until late August to be completed. It is estimated that gasoline production will be reduced approximately 2,000 barrels per day, or roughly 12%, until the alkylation unit is back on-line. Existing gasoline inventories and third party purchases will be utilized to meet customer needs. The financial impact on the Company's results of operations is not determinable at this time, but based on current information available the Company believes that the negative impact, after insurance recoveries, will be less than $0.05 per share.

     Due primarily to major refinery maintenance projects in early 1994, the Company's inventories of crude oil have increased to approximately
620,000 barrels as of June 30, 1994.  Based upon projections of local crude oil availability in the field, current levels of usage of Alaska
North Slope crude oil ("ANS") and Company inventory levels, the Company believes an adequate crude oil supply will be available to sustain refinery operations at planned levels through the remainder of 1994 and well into
1995. The Company believes that local crude oil supply is currently approximately 5% below aggregate local crude oil demand. Exploration and production activity in the Four Corners Area has been at a relatively low level over the last few years with the result that total local crude oil production currently reflects the trend of normal depletion of reservoirs without the supplements of significant new discoveries. The Company is able to supplement local crude oil supplies with ANS and other alternate grades of crude oil through its gathering system's interconnection with the Four Corners and Texas-New Mexico common carrier pipeline systems and by truck or rail, although the quality and delivered cost of such crude oil
varies from that produced locally.   The Company has used ANS, a higher
sulfur, lower quality crude oil, at various times in the past, and the Company has been in the planning stages to make certain modifications to the Refinery to increase its ability to use ANS crude oil from approximately 1,000 barrels per day under the current equipment configuration to 5,000-6,000 barrels per day at a capital cost of approximately $11.0 million. With the improved inventory position and because of the changing regulatory environment and the Company's desire to ensure its selection of the most cost effective supplemental supply alternatives, the Company has delayed the implementation of this project and is reevaluating whether this or various other alternatives constitute the most desirable strategy to supplement local crude oil supplies on a long-term basis.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit:

     11 - Computation of Per Share Data (see Part I, Item 1).

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1994.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.

                             GIANT INDUSTRIES, INC.


                             A. WAYNE DAVENPORT
                             -------------------------------------
                             A. Wayne Davenport
                             Vice President and Corporate Controller
                             (Principal Accounting Officer)

Date: August 15, 1994