Form 10-Q
period 1994-09-30
GIANT INDUSTRIES INC
filed 1994-11-14
CIK 856465

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1994

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the transition period _______ to _______.

For Quarter Ended September 30, 1994     Commission File Number: 1-10398


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

                             Yes [X]    No [ ]

Number of Common Shares outstanding at October 31, 1994: 12,075,870 shares.

                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES


                                   INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets
          September 30, 1994 (Unaudited) and December 31, 1993

          Condensed Consolidated Statements of Earnings (Loss) (Unaudited) Three and Nine Months Ended September 30, 1994 and 1993

          Condensed Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 1994 and 1993

          Notes to Condensed Consolidated Financial
          Statements (Unaudited)

          Computation of Per Share Data (Exhibit 11)

          Financial Data Schedule (Exhibit 27)

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

Item 6  - Exhibits and Reports on Form 8-K

SIGNATURE

                                  PART I

                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                      September 30, 1994   December 31, 1993
                                      ------------------   -----------------
                                         (Unaudited)
Assets
Current assets:
  Cash and cash equivalents              $   8,454             $  19,807
  Marketable securities                     35,243                36,146
  Accounts receivable, net                  13,861                15,082
  Insurance claim receivable                 1,000
  Income tax refunds receivable                198                   254
  Inventories                               31,284                23,341
  Prepaid expenses and other                 1,496                 3,571
  Deferred income taxes                      3,499                 3,749
                                         ---------             ---------
    Total current assets                    95,035               101,950
                                         ---------             ---------
Property, plant and equipment              311,243               292,519
  Less accumulated depreciation,
    depletion and amortization            (144,273)             (130,276)
                                         ---------             ---------
                                           166,970               162,243
                                         ---------             ---------
Other assets                                12,577                15,106
                                         ---------             ---------
                                         $ 274,582             $ 279,299
                                         =========             =========
Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt      $   4,016             $   3,035
  Accounts payable                          14,328                14,883
  Accrued expenses                          14,804                19,725
                                         ---------             ---------
    Total current liabilities               33,148                37,643
                                         ---------             ---------
Long-term debt, net of current portion     116,325               117,270
Deferred income taxes                       14,116                15,850
Other liabilities                            3,529                 2,622
Common stockholders' equity                107,464               105,914
                                         ---------             ---------
                                         $ 274,582             $ 279,299
                                         =========             =========

See accompanying notes to condensed consolidated financial statements.

                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                (Unaudited)
              (In thousands except shares and per share data)

                                     Three Months Ended           Nine Months Ended
                                        September 30,               September 30,
                                 -------------------------    -------------------------
                                     1994          1993           1994          1993
                                 -------------------------    -------------------------
Net revenues                     $    77,461   $    81,878    $   215,541   $   245,160
                                 -----------   -----------    -----------   -----------

Cost of products sold                 54,215        53,441        143,602       165,003
Reduction of carrying value
   of oil and gas properties           3,395                        3,395
Operating expenses                    20,670        18,283         58,224        53,801
Interest expense, net                  2,984           895          7,698         2,806
                                 -----------   -----------    -----------   -----------
                                      81,264        72,619        212,919       221,610
                                 -----------   -----------    -----------   -----------
Earnings (loss)
  before income taxes                 (3,803)        9,259          2,622        23,550
Provision (benefit)
  for income taxes                    (1,550)        4,254            506         9,015
                                 -----------   -----------    -----------   -----------
Net earnings (loss)              $    (2,253)  $     5,005    $     2,116   $    14,535
                                 ===========   ===========    ===========   ===========
Earnings (loss)
  per common share               $     (0.19)  $      0.41    $      0.17   $      1.19
                                 ===========   ===========    ===========   ===========
Weighted average number
  of shares outstanding           12,112,350    12,226,034     12,159,181    12,224,532
                                 ===========   ===========    ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (In thousands)
                                                                  Nine Months Ended
                                                                    September 30,
                                                                 -------------------
                                                                   1994        1993
                                                                 -------     -------
Cash flows from operating activities:
  Net earnings                                                   $ 2,116     $14,535
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Reduction of carrying value of oil and gas properties        3,395
      Depreciation, depletion and amortization                    11,382      11,689
      Deferred income taxes                                       (1,484)      1,529
      Restricted stock award compensation                            366         366
      Loss on sale of property, plant and equipment                  143          57
      Proceeds from settlement of interest rate swap agreement                 1,514
      Increase (decrease) in other non-current liabilities         1,035      (1,152)
      Changes in operating assets and liabilities:
        Decrease in receivables                                      277         616
        (Increase) decrease in inventories                        (7,943)      4,545
        Decrease (increase) in prepaid expenses and other          2,075        (311)
        Decrease in accounts payable                                (555)     (3,766)
        (Decrease) increase in accrued expenses                   (5,266)      6,941
                                                                 -------     -------
Net cash provided by operating activities                          5,541      36,563
                                                                 -------     -------
Cash flows from investing activities:
  Purchases of property, plant and equipment                     (14,027)    (10,483)
  Purchases of other assets                                          (33)       (306)
  Proceeds from sale of property, plant and equipment                176         405
  Purchases of marketable securities                             (88,124)    (31,929)
  Proceeds from sales of marketable securities                    89,027      10,919
                                                                 -------     -------
Net cash used in investing activities                            (12,981)    (31,394)
                                                                 -------     -------
Cash flows from financing activities:
  Payments of long-term debt                                      (2,881)     (9,100)
  Purchase of treasury stock                                        (935)
  Deferred financing costs                                          (100)
  Proceeds from exercise of stock options                              3          36
                                                                 -------     -------
Net cash used in financing activities                             (3,913)     (9,064)
                                                                 -------     -------
Net decrease in cash and cash equivalents                        (11,353)     (3,895)
Cash and cash equivalents:
  Beginning of period                                             19,807       8,842
                                                                 -------     -------
  End of period                                                  $ 8,454     $ 4,947
                                                                 =======     =======

Noncash Investing and Financing Activities.  In the nine months ended
September 30, 1994, a portion of the acquisition price of nine retail units was seller financed for $2,917.

See accompanying notes to condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

NOTE 2 - MARKETABLE SECURITIES:

     The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities are comprised of taxable corporate bonds, taxable and non-taxable municipal bonds and adjustable rate preferred stocks and are managed as part of the Company's short-term cash management program and are classified as available-for-sale securities. Such classification requires these securities to be reported at fair market value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. At September 30, 1994, the amortized cost of these securities approximated fair market value.

NOTE 3 - INVENTORIES:

                                       September 30, 1994   December 31, 1993
                                       ------------------   -----------------
                                                    (In thousands)
Inventories consist of the following:
First-in, first-out ("FIFO") method:
  Crude oil                                $12,310               $ 4,820
  Refined products                          10,879                10,607
  Refinery and shop supplies                 5,296                 5,372
Retail method:
  Merchandise                                2,587                 2,495
                                           -------               -------
                                            31,072                23,294
Allowance for last-in, first-out
  ("LIFO") method                              212                 3,747
Allowance for lower of cost or market                             (3,700)
                                           -------               -------
                                           $31,284               $23,341
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

NOTE 5 - CONTINGENCIES:

     The Company and certain subsidiaries are defendants to various legal actions. Certain of these pending legal actions involve or may involve compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided adversely. Although the amount of liability at September 30, 1994 with respect to these matters is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial condition or results of operations.

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

     At December 31, 1993, the Company had received approximately $2.4 million in connection with the settlement of past and future claims of the Company against various of its insurance carriers relating to various environmental issues. In April 1994, the Company completed a review of its environmental matters and determined that approximately $1.4 million of these settlements related to ongoing environmental projects, including the remediation of a free phase hydrocarbon plume that extends approximately 1,000 feet south of the Company's Farmington refinery, and therefore such amounts have been designated as environmental liability accruals in the current and long-term sections of the Company's condensed consolidated balance sheet at September 30, 1994. The remaining $1.0 million was recorded as a credit to operating expenses in the first quarter of 1994, reflecting a recovery of environmental costs expensed in prior years.

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

                                                              EXHIBIT 11
                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                       COMPUTATION OF PER SHARE DATA

                                                      Three Months Ended          Nine Months Ended
                                                         September 30,              September 30,
                                                   ------------------------    ------------------------
                                                      1994          1993          1994          1993
                                                   ------------------------    ------------------------
Net earnings (loss)                                $(2,253,000) $ 5,005,000    $ 2,116,000  $14,535,000
                                                   ===========  ===========    ===========  ===========
Weighted average number of shares
  outstanding during the period                     12,112,350   12,226,034     12,159,181   12,224,532
                                                   ===========  ===========    ===========  ===========
Earnings (loss) per common share                   $     (0.19) $      0.41    $      0.17  $      1.19
                                                   ===========  ===========    ===========  ===========
Additional Primary Computation:
- -------------------------------
Net earnings (loss)                                $(2,253,000) $ 5,005,000    $ 2,116,000  $14,535,000
                                                   ===========  ===========    ===========  ===========
Additional adjustment to weighted average
  number of shares outstanding:

    Weighted average number of shares
      outstanding above                             12,112,350   12,226,034     12,159,181   12,224,532

    Add - dilutive effect of outstanding
    options (a)                                                      98,559         34,902       51,959
                                                   -----------  -----------    -----------  -----------
Weighted average number of shares
  outstanding as adjusted                           12,112,350   12,324,593     12,194,083   12,276,491
                                                   ===========  ===========    ===========  ===========

Earnings (loss) per common share (b)               $     (0.19) $      0.41    $      0.17  $      1.18
                                                   ===========  ===========    ===========  ===========

Fully Diluted Computation:
- --------------------------
Net earnings (loss)                                $(2,253,000) $ 5,005,000    $ 2,116,000  $14,535,000
                                                   ===========  ===========    ===========  ===========
Additional adjustment to weighted average
  number of shares outstanding:

    Weighted average number of shares
      outstanding above                             12,112,350   12,226,034     12,159,181   12,224,532


    Add - dilutive effect of outstanding
    options (a)                                                      98,559         37,082       94,092
                                                   -----------  -----------    -----------  -----------
Weighted average number of shares
  outstanding as adjusted                           12,112,350   12,324,593     12,196,263   12,318,624
                                                   ===========  ===========    ===========  ===========

Earnings (loss) per common share (b)               $     (0.19) $      0.41    $      0.17  $      1.18
                                                   ===========  ===========    ===========  ===========

(a) As determined by the application of the treasury stock method.
(b) This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required per note 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

[TYPE] EXHIBIT 27
[ARTICLE] 5
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1994
[PERIOD-END]                               SEP-30-1994
[CASH]                                           8,454
[SECURITIES]                                    35,243
[RECEIVABLES]                                   13,861<F1>
[ALLOWANCES]                                         0
[INVENTORY]                                     31,284
[CURRENT-ASSETS]                                95,035
[PP&E]                                         311,243
[DEPRECIATION]                                 144,273
[TOTAL-ASSETS]                                 274,582
[CURRENT-LIABILITIES]                           33,148
[BONDS]                                        116,325
[COMMON]                                           121
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                     107,343
[TOTAL-LIABILITY-AND-EQUITY]                   274,582
[SALES]                                        215,541
[TOTAL-REVENUES]                               215,541
[CGS]                                          143,602
[TOTAL-COSTS]                                  205,221<F2>
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                               8,867
[INCOME-PRETAX]                                  2,622
[INCOME-TAX]                                       506
[INCOME-CONTINUING]                              2,116
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     2,116
[EPS-PRIMARY]                                     0.17
[EPS-DILUTED]                                        0

<F1>Includes accounts receivable trade, notes and other accounts receivable, net of allowance for doubtful accounts receivable.
<F2>Includes other operating expenses, selling, general and administrative expenses, and reduction in carrying value of oil and gas properties.

/TABLE

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Earnings (Loss) Before Income Taxes
- -----------------------------------
     For the three months ended September 30, 1994, loss before income taxes was $3.8 million, a decrease of $13.1 million, from earnings of $9.3 million for the same 1993 period. The decrease is primarily the result of a 35% decrease in average refinery margins, a reduction in the carrying value of oil and gas properties due to a "ceiling test" calculation, a 10% decline in refinery sourced finished product sales volumes, higher ethanol plant grain costs and higher interest and operating expenses. These negative factors were partially offset by a 24% increase in finished product sales volumes and a 33% increase in merchandise sales from the Company's retail units.

     For the nine months ended September 30, 1994, earnings before income taxes were $2.6 million, a decrease of $21.0 million from $23.6 million for the same 1993 period. The decrease is primarily the result of a 14% decrease in average refinery margins, a 10% decline in refinery sourced finished product sales volumes, a reduction in the carrying value of oil and gas properties due to a "ceiling test" calculation, a 14% decline in third party ethanol sales volumes, higher ethanol plant grain costs and higher interest and operating expenses. These negative factors were partially offset by a 25% increase in finished product sales volumes and a 33% increase in merchandise sales from the Company's retail units.

     For the three and nine month periods ended September 30, 1994, the Company's exploration and production operations ("Giant E&P") recorded losses before income taxes of $3.7 million and $4.3 million, respectively, including a "ceiling test" writedown of approximately
$3.4 million primarily due to lower crude oil and natural gas prices at September 30, 1994, versus June 30, 1994, impairment of certain unproved properties and downward revisions of certain reserves.
Exclusive of the "ceiling test" writedown, the 1994 third quarter reflected a decrease in loss of $0.2 million compared to the same 1993 period as a result of an increase in average crude oil selling prices and declines in lease operating and depletion expenses offset in part by declines in crude oil and natural gas production and natural gas selling prices. Exclusive of the "ceiling test" writedown, the nine month period of 1994 reflected a slight decrease in loss from the same
1993 period due to declines in lease operating and depletion expenses offset in part by declines in crude oil and natural gas production and selling prices.

Revenues
- --------
     Consolidated revenues for the three months ended September 30, 1994, decreased $4.4 million or 5% to $77.5 million from $81.9 million in the comparable 1993 period. The decrease is primarily due to a 10% decline in refinery sourced finished product sales volumes and a 6% decrease in refinery weighted average selling prices. Offsetting these decreases was a 24% increase in the volume of finished products sold from the retail units, a 33% increase in merchandise sales from the retail units and a 28% increase in third party ethanol sales volumes.

     The decline in refinery sourced finished product sales volumes was primarily due to an accident at the refinery in mid-July which damaged the alkylation unit and reduced production for a period of approximately sixty days. The increase in retail finished product and merchandise sales is the result of the addition of nine units in the Company's primary market area and increased same store volumes.

     Volumes of refined products sold by Company retail outlets increased approximately 24% from 1993 third quarter levels primarily due to a 36% increase in volumes sold from the service stations offset in part by a 4% decrease in travel center volumes.

     Revenues, including intercompany revenues, from Giant E & P totaled $1.4 million for the three months ended September 30, 1994, a decrease of $0.3 million or 15% from the $1.7 million reported for the comparable 1993 period. This decrease is due to a 6% decline in crude oil production, a 10% decline in natural gas production and a 10% decline in natural gas selling prices, offset in part by a 6% increase in crude oil selling prices. The decline in natural gas production is due to a 1993 year end upward adjustment of coal seam gas reserves sold in 1992, determined pursuant to an annual redetermination clause contained in the 1992 purchase and sale agreement.

     Consolidated revenues for the nine months ended September 30, 1994, decreased $29.6 million or 12% to $215.5 million from $245.1 million in the comparable 1993 period. The decrease is primarily due to a 13% decrease in refinery weighted average selling prices, a 10% decline in refinery sourced finished product sales volumes and a 14% and 8% decline in third party ethanol sales volumes and selling prices, respectively. Offsetting these decreases was a 25% increase in the volume of finished products sold from the retail units along with a 33% increase in merchandise sales.

     The decline in refinery sourced finished product sales volumes was primarily due to a scheduled major maintenance turnaround at the refinery started in March and completed as planned in April and an accident at the refinery in mid-July which damaged the alkylation unit and reduced production for a period of approximately sixty days. The decline in third party ethanol sales volumes was caused by operating problems experienced in the early part of the 1994 first quarter and a decision to lower 1994 production due to high grain costs and low selling prices resulting from an over supply of oxygenates. The increase in retail finished product and merchandise sales is the result of the addition of nine units in the Company's primary market area and increased same store volumes.

     Volumes of refined products sold by Company retail outlets increased approximately 25% from 1993 nine month year-to-date levels primarily due to a 36% increase in volumes sold from the service stations offset in part by a 1% decrease in travel center volumes.

     Revenues, including intercompany revenues, from Giant E & P totaled $4.4 million for the nine months ended September 30, 1994, a decrease of $1.3 million or 23% from the $5.7 million reported for the comparable 1993 period. This decrease is due to a 9% decline in crude oil production, an 11 % decline in crude oil selling prices, a 17% decline in natural gas production and a 13% decline in natural gas selling prices. The decline in natural gas production is due to a 1993 year end upward adjustment of coal seam gas reserves sold in 1992, determined pursuant to an annual redetermination clause contained in the 1992 purchase and sale agreement.

Cost of Products Sold
- ---------------------
     For the three months ended September 30, 1994, cost of products sold increased $0.8 million or 1% to $54.2 million from $53.4 million for the corresponding 1993 period. An increase in costs relating to increased merchandise sales from the retail units, a 7% increase in average crude oil costs and a $1.2 million increase in average grain costs, due to forward grain purchase contracts and higher grain costs resulting from the continuing effects of the poor grain harvest in 1993, accounts for most of the increase. These increases were partially offset by a 10% decline in the volume of finished products sold from the refinery and a $1.0 million accrual for estimated minimum reimbursements under the Company's business interruption insurance policies relating to the mid-July accident at the refinery.

     Cost of products sold by Giant E & P decreased approximately 17% in the three months ended September 30, 1994, compared to the same 1993 period. The decline is primarily related to a decrease in production.

     For the nine months ended September 30, 1994, cost of products sold decreased $21.4 million or 13% to $143.6 million from $165.0 million for the corresponding 1993 period. An 11% decline in average crude oil costs and a 10% decline in the volume of finished products sold from the refinery accounts for most of the decrease. These decreases were partially offset by an increase in costs relating to increased merchandise sales from the retail units and a $2.1 million increase in average grain costs.

     Cost of products sold by Giant E & P decreased approximately 23% in the nine months ended September 30, 1994, compared to the same 1993 period. The decline is primarily related to a decrease in production.

Operating Expenses
- ------------------
     For the three and nine month periods ended September 30, 1994, operating expenses increased $2.4 million or 13% and $4.4 million or 8%, respectively, compared to the corresponding 1993 periods. The increase in each period is primarily due to operating expenses relating to nine retail units acquired, an increase in payroll and related costs for other operations and a reduction in the 1993 third quarter operating expenses of $0.9 million for a decrease in the estimated liability for self insured workmen's compensation claims. Partially offsetting these increases in each comparative period was a decrease in the management incentive bonus accrual. The nine month increases were also partially offset by the recording of a $1.0 million insurance settlement in the first quarter of 1994 relating to environmental costs incurred in prior years.

Interest Expense, Net
- ---------------------
     For the three and nine months ended September 30, 1994, interest expense, net (interest expense less interest income) increased $2.1 million or 233% and $4.9 million or 174%, respectively, compared to the same periods in 1993. The increase in each period is primarily due to the issuance of $100 million of 9-3/4% senior subordinated notes in November 1993, the proceeds of which were partially used to retire existing debt with lower effective interest rates, but with significantly shorter maturities. Partially offsetting these items was an increase in interest income resulting from the investment of excess cash in marketable securities and short-term financial instruments.

Income Taxes
- ------------
     Income taxes for the three and nine months ended September 30, 1994 were computed in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), resulting in effective (benefit) tax rates of approximately (41%) and 19%, respectively. The variance from the statutory U.S. federal tax rate of 35% is primarily due to the relationship of estimated alcohol fuel and coal seam gas credits to estimated annual income, partially offset by estimated state income taxes.

     Income taxes for the three and nine months ended September 30, 1993 were also computed in accordance with SFAS No. 109, resulting in effective tax rates of approximately 46% and 38%, respectively. The variance from the statutory U.S. federal tax rate of 35% is primarily due to the enactment of the Revenue Reconciliation Act of 1993 which increased the statutory U.S. federal income tax rate to 35% from 34%, retroactive to January 1, 1993. The effect of the retroactive increase of approximately $0.9 million was recorded in the third quarter of 1993. In addition, the variance is also affected by the relationship of estimated alcohol fuel and coal seam gas credits to estimated annual income, partially offset by estimated state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operations
- -------------------------
     Net cash provided by operating activities totaled $5.5 million for the nine months ended September 30, 1994, compared to $36.6 million for the comparable 1993 period. Operating cash flows decreased primarily as the result of a decline in net earnings and the net changes in working capital items.

Working Capital
- ---------------
     Working capital at September 30, 1994 consisted of current assets of $95.0 million and current liabilities of $33.1 million, or a current ratio of 2.87:1. At December 31, 1993, the current ratio was 2.71:1 with current assets of $102.0 million and current liabilities of $37.6 million.

     Current assets have decreased since December 31, 1993, primarily due to a net decrease in cash and cash equivalents and marketable securities, a decline in trade receivables, primarily due to lower natural gas sales and product supply receivables, and a decrease in prepaid expenses, principally deposits and prepaid insurance premiums. Partially offsetting these decreases is an increase in inventories due to a 100% increase in raw material volumes on hand, partially resulting from a decision to accumulate raw material inventory during periods of reduced production resulting from the scheduled major maintenance turnaround at the refinery in March and April and a refinery accident in July, along with an increase in market values. Finished product volumes were down slightly from year end levels. Current liabilities have decreased due to a decrease in accounts payable and accrued liabilities. Accounts payable have decreased primarily due to a decrease in trade payables. Accrued liabilities have declined primarily due to the reclassification of deferred insurance recoveries in part to a long-term reserve for environmental liabilities and in part as a recovery of previously incurred environmental expenditures, the payment of management incentive bonuses, a reduction in excise taxes payable and a decline in estimated income taxes payable. These decreases were offset in part by an increase in accrued interest payable.

Capital Expenditures and Resources
- ----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment totaled approximately $14.0 million for the first nine months of 1994, including the cash portion of the acquisition of nine retail units, scheduled major maintenance turnaround costs at the refinery, equipment replacement at the refinery due to an accident in July, oil and gas well drilling and leasehold costs and various other projects. In addition, as part of the Company's short-term cash management program there were net sales of marketable securities of approximately $0.9 million.

     On October 10, 1994, the Company entered into an agreement for the sale of the Company's Giant Express truck stop located in Winslow, Arizona to Pilot Corporation, a privately-owned, Tennessee-based truck stop operator. The proceeds from the sale will be available for general corporate purposes, including acquisitions. The sale closed November 2, 1994. In addition to the cash purchase price, the agreement includes a 5 year supply contract for the facility, which enables the Company to retain an outlet for approximately 10% of its Ciniza refinery's current diesel production. The sale of this facility will not have a material impact on the Company's future results of operations.

     The Company continues to investigate other strategic acquisitions, including the possibility of acquiring an additional refinery, marketing assets, retail outlets and the acquisition of producing oil and gas properties, as well as capital improvements to its existing facilities and is actively pursuing the possible sale or exchange of certain other non-strategic assets.

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

Capital Structure
- -----------------
     At September 30, 1994, and December 31, 1993, the Company's long-term debt was 52% and 53% of total capital, respectively.

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

     At September 30, 1994, the Company had a $5.0 million cash secured credit facility available to support the issuance of letters of credit in the ordinary course of business. At that date, there were approximately $3.4 million in irrevocable letters of credit outstanding under this arrangement. The Company has made arrangements with a major bank for a $20.0 million uncommitted line of credit to support the issuance of letters of credit in the ordinary course of business. The Company is currently in the process of converting all letters of credit issued under its $5.0 million cash secured credit facility to this new facility. Once converted, the $5.0 million cash secured credit facility will be terminated.

     No dividends were declared for the first three quarters of 1994. Future dividends, if any, are subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors.

     On April 15, 1994, the Company's Board of Directors authorized the repurchase of up to 5% or approximately 600,000 shares of the Company's common stock. Through the end of the third quarter, the Company had repurchased 117,400 shares of its common stock on the open market for approximately $934,000, a weighted average cost of $7.96 per share, including commissions. These shares are being treated as treasury shares.

     On October 5, 1994, the Board of Directors voted to increase the number of shares authorized to be repurchased to 1 million shares, or approximately 8% of all outstanding shares. These purchases may be made over the next year from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions.

     Any repurchased shares would be available for a variety of corporate purposes. The number of shares actually repurchased will be dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. The Company may suspend or discontinue the program at any time without notice.

Other
- -----
     In May 1991, the EPA notified the Company that it may be a potentially responsible party for the release, or threatened release, of hazardous substances, pollutants or contaminants at the Lee Acres Landfill, which is adjacent to the Company's Farmington refinery which was operated until 1982. At the present time, the Company is unable to determine the extent of its potential liability, if any, in the matter. In 1989, a consultant to the Company estimated, based on various assumptions, that the Company's share of potential liability could be approximately $1.2 million. This figure was based upon the consultant's evaluation of such factors as available clean-up technology, BLM's involvement at the site and the number of other entities that may have had involvement at the site. The consultant, however, did not conduct an analysis of the Company's potential legal defenses and arguments including possible setoff rights. Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs at a site even though the party was responsible for only a small part of such costs. Actual liability, if any, may differ significantly from the consultant's estimate. In addition, the Company is remediating a free phase hydrocarbon plume that extends approximately 1,000 feet south of the Farmington refinery.

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

     The Company uses the full cost method of accounting for oil and gas activities. Under this method, the Company is required to write down capitalized costs, adjusted for accumulated amortization and related deferred income taxes, if those costs exceed a "cost ceiling." This "cost ceiling" is determined by calculating the value of the Company's estimated reserves utilizing, among other things, the price of crude oil and natural gas at the end of each quarter. During periods of declining prices and reserves, the Company may be required to write down these capitalized costs due to impairment in value. At September 30, 1994, the Company was required to write down the value of its oil and gas properties by approximately $3.4 million as the result of this calculation, primarily due to lower crude oil and natural gas prices at September 30, 1994, versus June 30, 1994, impairment of certain unproved properties and downward revisions of certain reserves. Whether or not a writedown will be necessary in the future depends upon future prices and reserve volumes.

     Due to low ethanol prices and high grain costs resulting from 1993 flooding in the Midwest, the Company reduced production at its ethanol facility for a period of time in the first quarter of 1994 and operated at 75% of capacity in the second and third quarters. Due to improving grain costs and selling prices, the facility is currently operating at full capacity.

     On July 16, 1994, a propane treatment vessel associated with the refinery's alkylation unit failed, causing several units at the refinery to be temporarily shutdown and damaging the alkylation unit, necessitating extensive repairs. All units have been returned to service. Repairs to the propane treatment vessel and adjacent equipment damaged in the incident were completed on September 7, 1994, and returned to full operation on September 16, 1994. The Company is in the process of completing its insurance claims for reimbursement under its business interruption and property damage policies. Based on preliminary calculations and discussions with the insurance companies as to the validity of the claims, the Company accrued $1.0 million under its business interruption insurance coverage as a minimum expected reimbursement in the third quarter of 1994. The Company expects to reach final settlement with the insurance companies before the end of the year and record any additional reimbursements in the fourth quarter.

     Due primarily to a decision to accumulate raw material inventory during periods of reduced production resulting from a major maintenance project at the refinery in early 1994 and an accident at the refinery in July 1994, the Company's inventories of crude oil have increased to approximately 663,000 barrels as of September 30, 1994. Based upon projections of local crude oil availability in the field, current levels of usage of Alaska North Slope crude oil ("ANS"), a higher sulfur, lower quality crude oil, and Company inventory levels, the Company believes an adequate crude oil supply will be available to sustain refinery operations at planned levels through the remainder of 1994 and well into 1995. The Company believes that local crude oil supply continues to approximate 95% of aggregate local crude oil demand. Exploration and production activity in the Four Corners Area has been at a relatively low level over the last few years with the result that total local crude oil production currently reflects the trend of normal depletion of reservoirs without the supplements of significant new discoveries. The Company is able to supplement local crude oil supplies with ANS and other alternate grades of crude oil through its gathering system's interconnection with the Four Corners and Texas-New Mexico common carrier pipeline systems and by truck or rail, although the quality and delivered cost of such crude oil varies from that produced locally. The Company has used ANS at various times in the past and had been in the planning stages to make certain modifications to the refinery to increase its ability to use ANS crude oil from approximately 1,000 barrels per day under the current equipment configuration to 5,000-6,000 barrels per day at a capital cost of approximately $11.0 million. Because of the changing regulatory and economic environment and the Company's desire to ensure its selection of the most cost effective supplemental supply alternatives, the Company has delayed the implementation of this project and is reevaluating whether this or various other alternatives constitute the most desirable strategy to supplement local crude oil supplies on a long-term basis.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit:

     10.1 - Employee Stock Ownership Plan and Trust Agreement of the Company, as amended.

     11   - Computation of Per Share Data (see Part I, Item 1).

     27   - Financial Data Schedule (see Part I, Item 1).

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1994.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.

                             GIANT INDUSTRIES, INC.


                             A. WAYNE DAVENPORT
                             -------------------------------------
                             A. Wayne Davenport
                             Vice President and Corporate Controller
                             (Principal Accounting Officer)

Date: November 14, 1994