Form 10-Q/A
period 1994-09-30
GIANT INDUSTRIES INC
filed 1994-12-22
CIK 856465

                               FORM 10-Q/A

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                              AMENDMENT NO. 1
                                    TO
                                 FORM 10-Q

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

                          GIANT INDUSTRIES, INC.
                                FORM 10-Q/A

                       AMENDMENT NO. 1 TO FORM 10-Q
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994



     This Amendment to the Company's Form 10-Q for the quarterly period ended September 30, 1994, is for the purpose of filing Exhibit 11 - Computation of Per Share Data and Exhibit 27 - Financial Data Schedule, originally filed as exhibits following Part I, Item 1, as separate documents.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q/A for the quarter ended September 30, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.



                         GIANT INDUSTRIES, INC.



                         /s/ A. WAYNE DAVENPORT
                         ---------------------------------------

                         A. Wayne Davenport
                         Vice President and Corporate Controller
                         (Principal Accounting Officer)

Date: December 22, 1994