Form 10-K405
GIANT INDUSTRIES INC
filed 1995-03-31
CIK 856465

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1994.

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

        Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange
    Title of each class            on which registered
    -------------------            -------------------
Common Stock, $.01 par value       New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:
                                   None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]       No [ ]

     As of February 28, 1995, 11,709,129 shares of the registrant's Common Stock, $.01 par value, were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $59,630,000, based on New York Stock Exchange closing prices on February 28, 1995.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following documents are incorporated by reference in
Part III of this Form 10-K Report:

     Proxy Statement for Registrant's 1995 Annual Meeting of
Stockholders - Items 10, 11, 12, and 13.

                           PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES.

GENERAL

     Giant Industries, Inc., a Delaware corporation ("Giant" or the "Company"), through its wholly-owned subsidiaries Giant Industries Arizona, Inc. ("Giant Arizona") and Giant Exploration & Production Company ("Giant E&P"), formerly Hixon Development Company ("Hixon"), is engaged in the refining and marketing of petroleum products and the exploration for and production of crude oil and natural gas. The Company is the largest refiner and one of the largest marketers of petroleum products in the Four Corners area of the southwestern United States where New Mexico, Arizona, Colorado and Utah adjoin. The Company provides quality petroleum products through Company-operated branded facilities as well as through distributors, industrial/commercial accounts and major oil companies. The Company also is engaged in the transportation of crude oil and natural gas.

     The Company was incorporated in 1989 to effect the concurrent merger of Giant Arizona and Hixon into wholly-owned subsidiaries of the Company. Giant Arizona was founded in 1961 and operated as a sole proprietorship until incorporation in the State of Arizona in 1969. Hixon was incorporated in the State of Texas in 1964. Concurrently with the merger of Giant Arizona and Hixon, the Company completed an initial public offering of 2,788,750 shares of the Company's Common Stock. At December 31, 1994, the Company had outstanding 11,985,329 shares of Common Stock.

     The Company's long-term strategy is to increase its market share of refined products sold, capture a significant portion of the anticipated future growth in demand for refined products in the Four Corners market and further enhance the Company's integration. This strategy is designed to increase control over the Company's crude oil supply and the distribution of a greater portion of the Company's refined products. Additionally, the Company intends to reduce dependence on particular customers, obtain higher margins through increased sales at the retail level and increase opportunities to develop markets for the sale of refined products in targeted regions. Through selective acquisitions, the Company plans to expand into new markets where the Company's management believes it can duplicate its successful business strategy. The Company also intends to maintain its market presence in its secondary markets, including the Phoenix metropolitan area, which could provide additional opportunities for selective market expansion.

REFINING AND MARKETING

     REFINING

     Giant Arizona owns and operates the Ciniza Refinery (the
"Refinery") located on 880 acres near Gallup, New Mexico in the Four Corners area. This area serves both as the Company's primary market for its refined products and as the primary source of its crude oil and natural gas liquids ("NGLs") supplies.

     Management believes that the technical capabilities of the Refinery, together with the high quality of locally available feedstocks, enable the Company to achieve a refinery conversion yield which is comparable to that achieved by larger refineries located outside of the area. The Refinery is equipped with fluid catalytic cracking, alkylation, naphtha hydrotreating, reforming, isomerization, LPG recovery, cogeneration facilities and diesel hydrotreating and sulfur recovery units to manufacture low sulfur diesel fuel. This processing configuration enables the Refinery to yield in excess of 90% high value products, such as gasoline, diesel fuel and jet fuel, from each barrel of crude oil refined and to manufacture a gasoline slate that is 100% unleaded and diesel fuel that is 100% low sulfur diesel.

     Set forth below are data with respect to operations of the Refinery and its primary refined products during the indicated periods.

                                   Year Ended December 31,
                            ------------------------------------
                            1994    1993    1992    1991    1990
                            ----    ----    ----    ----    ----
Feedstock throughput:(1)
  Crude oil                19,100  20,300  20,800  19,300  17,800
  NGLs and ethanol          4,500   5,000   4,800   4,300   4,200
                           ------  ------  ------  ------  ------
     Total                 23,600  25,300  25,600  23,600  22,000
                           ======  ======  ======  ======  ======
Crude oil throughput
  (as a % of total)           81%     80%     81%     82%     81%
Rated crude oil
  capacity utilized           92%     98%    101%     94%     94%
Refinery margin ($/bbl)    $ 5.60  $ 6.69  $ 4.77  $ 3.88  $ 5.74
Products:(1)
  Gasoline                 15,200  16,300  16,100  15,200  14,300
  Diesel fuel               5,200   5,400   5,400   5,200   4,400
  Jet fuel                  1,300   1,800   2,000   1,800   2,100
  Other                     1,900   1,800   2,100   1,400   1,200
                           ------  ------  ------  ------  ------
     Total                 23,600  25,300  25,600  23,600  22,000
                           ======  ======  ======  ======  ======
High Value Products:
  Gasoline                    64%     65%     63%     64%     65%
  Diesel fuel                 22%     21%     21%     22%     20%
  Jet fuel                     6%      7%      8%      8%     10%
                           ------  ------  ------  ------  ------
     Total                    92%     93%     92%     94%     95%
                           ======  ======  ======  ======  ======

(1) Average barrels per day

     During 1994, the Company made no capital expenditures to increase rated crude oil refining capacity.

     Each unit in a refinery requires regular maintenance and repair (referred to as a "turnaround") during which it is not in operation. Turnaround cycles vary for different units and, in general, refinery management plans product inventories and unit maintenance to permit some operations to continue even when certain units are inactive. Maintenance turnarounds involve the Refinery's own personnel and some additional contract labor. Turnarounds are effected on a continuous 24-hour basis in order to minimize the unproductive time of the units involved. Giant has historically expensed current maintenance charges and capitalized turnaround costs which are then amortized over the estimated period until the next turnaround.

     In general, a major turnaround is scheduled every four years. The most recent major turnaround occurred during March and April 1994. Unscheduled maintenance shutdowns also occur, but the Company believes that the Refinery's record with respect to unscheduled maintenance shutdowns is generally good compared with the industry as a whole.

     RAW MATERIAL SUPPLY

     The Refinery primarily processes a mixture of high gravity, low sulfur crude oil, condensate and NGLs and a material known as Lisbon condensate. The locally produced, high quality crude oil known as Four Corners Sweet is the Refinery's primary feedstock. The Refinery also supplements its supply of crude oil with Alaskan North Slope ("ANS") crude oil, accessed from the West Coast through the Four Corners and Texas-New Mexico pipeline systems, which together can transport approximately 65,000 barrels per day. The Refinery has access to West Texas Intermediate and other lesser known crude oils by rail, should the need arise and should economic conditions allow the use of such alternate crude oils.

     Due in part to a decision to accumulate raw material inventory during periods of reduced production such as those resulting from a major maintenance turnaround at the refinery in early 1994 and an accident in July 1994, and due in part to better than forecasted receipts of crude oil from the field, the Company's inventories of crude oil have increased to approximately 763,000 barrels as of December 31, 1994. Based on projections of local crude oil availability from the field, current levels of usage of ANS, and the Company's inventory levels, the Company believes an adequate crude oil supply will be available, without the use of additional supplemental supply alternatives, to sustain refinery operations at planned levels into the first quarter of 1996.

     Because exploration and production activity has been at a relatively low level over the last few years, total crude oil production in the Four Corners area currently reflects the trend of normal depletion of reservoirs without the supplements of significant new discoveries. The Company believes that local crude oil supply currently approximates 95% of aggregate local crude oil demand. The Company is currently able to supplement local crude oil supplies with ANS and other alternate grades of crude oil through its gathering systems' interconnection with the Four Corners and Texas-New Mexico common carrier pipeline systems and by truck or rail. Generally, such crude oil is of lesser quality than locally available crude oils, and, with the exception of ANS, the Company believes such crude oil generally has a delivered cost greater than that of locally available crude oil.

     In response to the decline in local crude oil production, the Company has evaluated, and will continue in the future to evaluate, supplemental crude oil supply alternatives on both a short-term and long-term basis. Among other alternatives, the Company has considered making equipment modifications to the refinery to increase its ability to use ANS crude oil from its current level of approximately 1,000 barrels per day and has considered the installation of additional rail facilities to enable the Company to provide the incremental crude oil to supplement local supply sources when required in the most cost effective manner available. In addition, the Company has considered, and has in fact entered into, additional long-term agreements with local crude oil suppliers to provide additional security for the Company's local supply sources.

     As additional supplemental crude oil becomes necessary, the Company intends to implement one or more of these available alternatives as necessary and as is most advantageous under the then prevailing conditions. The Company currently believes that the most desirable strategy to supplement local crude oil supplies, on a long-term basis, is the delivery of supplemental crude oil from outside of the Four Corners area by pipeline. Implementation of supplemental supply alternatives will result in additional raw material costs, operating costs, capital costs, or a combination thereof in amounts which are not presently ascertainable by the Company but which will vary depending on factors such as the specific alternative implemented, the quantity of supplemental crude oil required, and the date of implementation. Implementation of some supply alternatives requires the consent or cooperation of third parties and other considerations beyond the control of the Company.

     The Company's equity interest in producing wells currently accounts for approximately 4% of the Refinery's crude oil requirements. Crude oil is also acquired from a number of other sources, including major oil companies and large and small independent producers, under arrangements which contain market-responsive pricing provisions. Many of these arrangements are subject to cancellation by either party or have terms that are not in excess of one year. In addition, these arrangements are subject to periodic renegotiation.
A portion of the Refinery's purchases are structured as exchange agreements. In such exchanges, purchases are made in conjunction with matching sales to the supplier at other domestic locations, as may be negotiated periodically. The effect of such arrangements is to make a portion of the cost of the Refinery's supply dependent upon market conditions in other locations, which may differ from those pertaining to the Four Corners area. To date, the general effect of the daily supplies that are subject to exchange arrangements has been to slightly increase the Company's effective cost for crude oil. To help offset this slight increase the Company participates in various government supply programs as they become available. The Company has recently entered into a three year government supply contract to help supply crude oil to the Refinery at more favorable prices. The Company also acquires crude oil from approximately 125 independent producers under division order arrangements in which the Company contracts to purchase 100% of a producer's well output at prices posted by the Company.

     In addition to crude oil, the Refinery currently has the capability of processing approximately 5,200 barrels per day of NGLs, consisting of natural gasoline, normal butane and isobutane. NGLs are used as gasoline blending components and to supply the Refinery's isomerization and alkylation units. NGLs increase the percentage of gasoline and the octane levels that the Refinery can produce, which typically increase the Company's refinery margins. NGLs further enhance refinery margins because the Company has historically been able to purchase NGLs at a lower cost per barrel than crude oil.

     An adequate supply of NGLs is available for delivery to the Refinery, primarily through a Company-owned pipeline connecting the Refinery to two natural gas liquids fractionation plants operated by a large local producer and a subsidiary of a local utility company. The Company currently acquires substantially all of its NGL feedstocks pursuant to two long-term agreements with suppliers under which NGLs are made available to the Company at the fractionation plants. These agreements contain market sensitive pricing arrangements under which prices are adjusted on a monthly basis. Should circumstances warrant, an adequate supplemental supply of NGLs could be brought to the Refinery from other sources via rail or transport trucks. The Company believes that the competing refiner located in the Four Corners area currently has higher NGL transportation costs than the Company and, therefore, cannot achieve the Refinery's NGL utilization level on a comparable cost basis.

     OXYGENATES

     Since 1991, the Company has owned an ethanol processing plant in Portales, New Mexico. The ethanol plant, a dry mill facility, has the capacity to produce approximately 14.0 million gallons of ethanol per year, 137,000 tons of protein-enriched cattlefeed and beverage quality carbon dioxide. Ethanol is an oxygenate which can be used as a gasoline blending component. An oxygenate is an oxygen-containing compound that can be used as a motor vehicle fuel supplement. Substitution of oxygenated fuels for non-oxygenated gasoline can reduce motor vehicle carbon monoxide emissions. Accordingly, the use of gasoline containing oxygenates has been government-mandated in certain geographical areas. The ethanol plant should provide the Company with a secure supply of oxygenates for purposes of satisfying current government-mandated oxygenated gasoline requirements in the Company's marketing areas. Ethanol produced by the ethanol plant in excess of the Company's needs is being sold to other refiners and marketers. Potential ETBE plant demand may increase demand at the Portales Plant.

     Plant production was reduced during the second and third quarters of 1994 due to margin pressure caused by high grain costs and low ethanol prices. Grain prices were unusually high due to the poor grain harvest in 1993.

     TRANSPORTATION

     All of the Refinery's crude oil is supplied through the Company's 240-mile pipeline gathering system, which directly reaches into the San Juan Basin and connects with a common carrier pipeline to access the Paradox Basin. The Refinery's pipeline gathering system includes its NGL pipeline, which is approximately 13 miles long, a 78-mile west crude oil line with a throughput capacity of approximately 13,000 barrels per day, a 110-mile east crude oil line with a capacity of approximately 13,000 barrels per day and a 39-mile interconnection line between the east and west lines. During 1994, approximately 2,100 barrels per day of production from individual wells were connected to the pipeline gathering system by smaller lines. Both the east and west lines feed directly into the Refinery. The crude oil pipeline gathering system is supported by Company-owned truck transports which collect crude oil from producing wells and deliver it to injection points on the system.

     MARKETING AND DISTRIBUTION

     THE FOUR CORNERS MARKET. The Four Corners area, which is the primary market area for the Company's refined products, is the area within an approximate 200 mile radius around the Refinery and includes greater Albuquerque, the largest market in New Mexico. Substantially all of the Company's refined products are distributed in the Four Corners market. The Company estimates that, during 1994, its gasoline production was distributed 60% in New Mexico, 39% in Arizona and 1% in Southern Colorado; and its diesel production was distributed 63% in northwest New Mexico and 37% in northeast Arizona. The Company's truck transports support the Refinery sales effort in its primary market as well as its secondary markets. These vehicles hauled 51% of the Refinery sales barrels in 1994. The remaining sales barrels were either delivered by pipeline to the Company's Travel Center located next to the Refinery or transported through arrangements made by wholesale customers or exchange partners.

     REFINED PRODUCT SALES. During 1994, the Company sold approximately 5.5 million barrels of gasoline and 1.9 million barrels of diesel fuel from the Refinery. The equivalent of approximately 42% of the gasoline and 41% of the diesel sales were made through the Company's retail outlets. Gasoline and diesel sales made under product exchanges accounted for approximately 17% of the volume sold by the Refinery. The remaining gasoline and diesel sales were made to wholesalers, retailers and industrial/commercial customers. Supplementing the Refinery sourced sales barrels were periodic purchases, for resale, of gasoline and diesel from other sources. Specific economic and/or market conditions are the major factors affecting the timing and volume of these transactions.

     The Company's other refined products, including military jet fuels, are marketed to various third party customers.

     RETAIL MARKETING. At December 31, 1994, the Company operated 51 self-service retail stations located in New Mexico, Arizona and Colorado, and the Travel Center, located on I-40 near the Refinery. The retail outlets sold approximately 131,000,000 gallons of gasoline and diesel fuel in 1994, a 19% increase over 1993 sales volumes of approximately 109,800,000 gallons. Gross merchandise sales in 1994 were approximately $42,700,000, a 31% increase over 1993 sales of approximately $32,500,000.

     The Company's service stations typically are modern, high-volume self-service stations. The average service station volume increased to approximately 145,500 gallons per month in 1994, a 2% increase over 1993 levels of approximately 143,000 gallons.

     The Company's service stations are augmented by convenience stores at most locations, which provide items such as general merchandise, alcoholic and nonalcoholic beverages, fast foods, health and beauty aids and automotive products.

     In 1994, the Company entered into a Definitive Purchase and Sale Agreement to acquire two retail units, located in the Company's primary market area, from a privately-held retailer and jobber. One unit was purchased on January 10, 1995 and the other unit, which is located on the Navajo Reservation, will be operated by the Company under a management agreement effective January 11, 1995, with formal possession pending approval by the Navajo Nation.

     The Company owns and operates the Travel Center adjacent to the Refinery on I-40. The Travel Center provides a direct market for the Refinery's diesel production and allows diesel fuel to be sold at virtually no incremental transportation cost. In the twelve months ended December 31, 1994, the Company sold approximately 20,000,000 gallons of diesel fuel at the Travel Center (approximately 25% of the Refinery's total diesel production) to approximately 450 trucks per day. The Travel Center facility includes 18 high volume diesel fueling islands, a large truck repair facility, and a 29,000 square foot shopping mall that contains a 265-seat full service restaurant, a large convenience store, a fast food diner, a 24-hour movie theater, a gift shop, a western wear and boot shop, a hair salon and other accommodations such as showers, laundry, security and lighted parking.

     The Giant Express, a scaled down version of the Giant Travel Center, located on I-40 in Winslow, Arizona, approximately 150 miles west of the Refinery, was sold November 2, 1994, to a privately-owned truckstop operator. The sale included a 5-year supply agreement for the facility, thus retaining an outlet for approximately 10% of the Refinery's total diesel production.

EXPLORATION & PRODUCTION

     GENERAL

     The Company is engaged in the exploration for and the acquisition, development and production of crude oil and natural gas through Giant E&P and Ciniza Production Company, each a direct or indirect wholly-owned subsidiary. At December 31, 1994, Intera Information Technologies, Inc., (Intera), independent oil and gas consulting engineers, conducted an audit of the Company's proved oil and gas reserve estimates. It is Intera's opinion that the Company's oil and gas reserve estimates are, in aggregate, reasonable and have been prepared in accordance with generally accepted petroleum engineering and evaluation principles as set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information promulgated by the Society of Petroleum Engineers. At December 31, 1994, the Company's total proved reserves were estimated at 2,214,500 barrels of oil (85% proved developed) and 11,859,800 Mcf of gas (78% proved developed). At December 31, 1994, the Company's net equivalent barrels ("BOE") of proved reserves were estimated at approximately 4,191,200 barrels and at December 31, 1993, approximately 4,362,000 barrels. During 1994, the Company produced 492,800 BOE. Approximately 65% of this production was replaced by reserve additions during 1994. The Company realized a net increase of 285,900 barrels as a result of lower lease operating expenses, improved well performance, new zone discoveries, and an increase in oil prices from $12.50/bbl at year end 1993 to $15.75/bbl at year end 1994. The Company also earned a positive interest revision of 29% in certain proved developed gas properties pursuant to a 1992 purchase and sale agreement described below. See San Juan Basin Properties. This revision increased the Company's net reserves by 1,017,800 Mcf. The remaining gas properties incurred a net decrease of 801,000 Mcf, due to a drop in spot market gas prices from $2.24/MMBtu on December 31, 1993 to $1.63/MMBtu on December 31, 1994. Total reserve additions and adjustments were 322,000 BOE. After deducting 1994 production of 492,800 BOE from December 31,1993 reserves of 4,362,000 BOE, and adding revisions of 322,000 BOE, the net result is a 4% (170,800 BOE) decrease in reserves.

     Approximately 73.1% of the Company's total proved reserves are in the San Juan and Paradox Basins, both of which are in the Four Corners area. The remaining 26.9% of these reserves are located on the border of Kansas and Oklahoma near the Anadarko Basin. The Company exchanges crude oil from this area with other producers within the primary market area of the Refinery.

     The Company operates substantially all of its producing oil and gas properties and thus controls disposition of the product. During the twelve months ended December 31, 1994, the exploration and production operations sold a daily average of approximately 737 net barrels of oil and approximately 3,035 net Mcf of gas from a total of 187 net (299 gross) producing wells. Gross operated sales volumes (including production owned by partners) averaged approximately 1,165 barrels of oil and 9,580 gross Mcf of gas per day.

     The following table provides certain information regarding the Company's principal oil and gas properties and reserves as of December 31, 1994.


                                                                                 Proved Reserves
                                                                      -----------------------------------
                       Number     Number                  Average        Total Proved    Proved Developed
                      of Gross    of Net     Average        Net       -----------------  ----------------
                      Producing  Producing   Working      Revenue       Oil      Gas       Oil      Gas
                      Wells(1)   Wells(2)   Interest(3)  Interest(4)   MBbls     MMcf     MBbls     Mmcf
                      ---------  ---------  -----------  -----------  -------  --------  -------  -------
San Juan Basin          251       151.7       61%          51%        1,213.3  10,564.0  1,091.0  8,174.6
Anadarko Basin(5)        40        28.5       71%          60%          932.2   1,163.5    737.1    990.7
Paradox Basin             8         6.4       80%          65%           69.0     132.3     56.0    103.2
                        ---       -----       ---          ---        -------  --------  -------  -------
    Total or Weighted
      Averages          299       186.6       62%          53%        2,214.5  11,859.8  1,884.1  9,268.5
                        ===       =====       ===          ===        =======  ========  =======  =======

(1) Gross producing wells is the total number of producing wells in which the Company has a working interest. Wells with multiple completions in the same bore hole are counted as one well. The Company had five gross (three net) multiple completion wells. Any well in which one of the multiple completions is an oil completion is classified as an oil well. At December 31, 1994, the Company had 170 gross (127 net) producing oil wells and 129 gross (60 net) producing gas wells. The Company also operates 24 injection wells associated with waterflooding and pressure maintenance operations.

(2) Net producing wells is the number of gross producing wells multiplied by the percentage working interest owned by the Company in the properties.

(3) Average based on the sum of working interest divided by the number of wells.

(4) Average based on the sum of net revenue interests divided by the number of wells. Some royalty rates decreased in 1993 and 1994 pursuant to Title 43 of the Code of Federal Regulations Part 3103.4-1, pertaining to stripper wells. This results in higher net revenue interests.

(5) These properties are subject to reversionary working interests varying from 4% to 6%. The Company does not believe that these reversions will become effective for several years.

     The following tables summarize the Company's oil and gas revenues, average daily net production volumes sold of oil and gas, weighted average oil and gas sales prices, total proved reserves, production costs (lifting costs) and depreciation, depletion and amortization ("DD&A") rates for the periods indicated.

                                      Year Ended December 31,
                                   ----------------------------
                                    1994       1993       1992
                                   ------     ------     ------
Oil and Gas Revenues (in 000's)

San Juan Basin                     $3,851     $4,967     $6,583
Anadarko Basin                      1,851      2,040      2,500
Paradox Basin                         241        369        440
                                   ------     ------     ------
    Total                          $5,943     $7,376     $9,523
                                   ======     ======     ======


                                        Year Ended December 31,
                         --------------------------------------------------
                              1994              1993              1992
                         --------------    --------------    --------------
                          Oil      Gas      Oil      Gas      Oil      Gas
                         -----    -----    -----    -----    -----    -----
Average Daily Net
Production Sold (1,4)

San Juan Basin             419    2,611      474    3,163      547    4,831
Anadarko Basin             279      361      275      376      313      397
Paradox Basin               39       63       56       72       58       58
                         -----    -----    -----    -----    -----    -----
    Total                  737    3,035      805    3,611      918    5,286
                         =====    =====    =====    =====    =====    =====
/TABLE

                                        Year Ended December 31,
                          -------------------------------------------------
                                1994             1993             1992
                          ---------------  ---------------   --------------
                           Oil      Gas     Oil      Gas      Oil     Gas
                          (Bbl)    (MCF)   (Bbl)    (MCF)    (Bbl)   (MCF)
                          ------  -------  ------   ------   ------  ------
Average Sales Price(4)

San Juan Basin            $15.36  $  1.58  $16.35   $ 1.85   $18.98  $ 1.58
Anadarko Basin             15.28     2.22   16.63     2.70    18.99    2.22
Paradox Basin              15.28     1.01   16.50     1.24    19.10    1.55
                          ------  -------  ------   ------   ------  ------
  Weighted Average
    sales price           $15.33  $  1.64  $16.46   $ 1.92   $19.00  $ 1.63
                          ======  =======  ======   ======   ======  ======
Proved Reserves
(in 000's) at
Year End (4)               2,215   11,860   2,196   12,998    3,285  15,943

Average Production Costs:
  (Per Equivalent
    Barrel)(3)
  Average Lifting
    Costs(2)              $ 4.58           $ 5.89            $ 4.56
  Average Production
    Taxes                   1.10             1.02              1.02
                          ------           ------            ------
  Total                   $ 5.68           $ 6.91            $ 5.58
                          ======           ======            ======
Average DD&A Rate
  (Per Equivalent
    Barrel)(3)
  (Units Only)*             5.32             7.50              6.31

*Before the writedown of the carrying value of oil and gas properties.

(1) Net production sold represents product volumes sold after deduction of all royalty and similar interests held by others.

(2) Lifting costs include direct lease operating expenses, workovers and pipeline expenses (net of revenues).

(3) Equivalent barrels combine oil and gas volumes assuming that six Mcf of gas is equivalent to one barrel of oil.

(4) All volumes and prices are stated on a per barrel basis for oil and on a per Mcf basis for gas.



     SAN JUAN BASIN PROPERTIES

     In 1992, the Company sold a volume of reserves equal to approximately 50% of its then working interest in certain proved developed natural gas reserves along with a portion of the associated gathering system. The purchase and sale agreement associated with that transaction contains a provision whereby the ownership interest in the subject reserves is adjusted annually at December 31, 1993 through 1996, based on year end reserve reports, so that the buyer receives a cumulative working interest estimated for the life of the reserves equal to the reserve volume purchased. At December 31, 1994, the Company earned a positive interest revision of approximately 1,017,800 Mcf under this provision of that agreement.

     As of December 31, 1994, the Company had net proved Coalbed Methane gas reserves of 6,162,900 Mcf (5,874,400 Mcf operated plus 288,500 Mcf nonoperated). (This reserve calculation is determined under SEC guidelines which, among other things, use the prices of oil and gas as of December 31, 1994 for all future production.) This represents an increase of 11.3% from the Company's December 31, 1993 estimate of 5,539,200 Mcf. The increase is primarily the result of improved well performance and a resulting increase in the Company's net revenue interest in certain properties pursuant to the 1992 purchase and sale agreement described above.

     Prior to December 31, 1992, the Company had drilled or participated in the drilling of 91 coal seam gas wells which qualified for federal tax credits under Section 29 of the Fuel Use Act regarding Alternative Fuels. The Company's interest in the production of the estimated reserves at December 31, 1994, is expected to generate approximately $2.9 million of federal income tax credits on a present value basis which is available to be used to offset income taxes through the year 2002. Through December 31, 1994, the Company had generated approximately $3.8 million in federal tax credits of which $1.3 million has been utilized to offset taxes payable, $1.6 million will be carried forward to offset future tax obligations and $0.9 million was unable to be used. The Company's ability to utilize such credits generated in the future depends upon the Company's ability to generate taxable earnings.

     ANADARKO BASIN

     In 1994, the Company drilled four development wells in Anadarko Basin pools discovered in 1993. One of the four wells is currently being used as a pressure maintenance well supporting production from the Novinger Zone oil pool discovered in 1993. The discovery well, and the other three development wells drilled in 1994 are currently producing oil and gas. Two of the development wells encountered oil in additional horizons which represent new reserve additions in 1994.

OIL AND GAS RESERVES

     The following table sets forth as of December 31, 1994, estimates of the Company's proved reserves, projected future production and estimated future net revenues from production of proved reserves, using selling prices and estimated development and production costs as of December 31, 1994. The discounted present values of estimated future net revenues shown in the table are not intended to represent the fair market value of oil and gas reserves owned by the Company.

                             Proved Reserves
                   -----------------------------------                                         Future Net   Percent
                      Total Proved    Proved Developed   Percent         Future      Percent    Revenues     of
                   -----------------  ----------------   of Total          Net      of Future  Discounted Discounted
                     Oil      Gas       Oil     Gas       Proved       Revenues(2)     Net        @ 10%    Future Net
                    MBbls     MMcf     MBbls    MMcf    Reserves(1)       ($M)       Revenues     ($M)      Revenues
                   -------  --------  -------  -------  -----------   ------------  ---------  ----------  ----------
San Juan Basin     1,213.3  10,564.0  1,091.0  8,174.6     71.0%        18,070.9      61.2%     11,719.8     61.8%
Anadarko Basin       932.2   1,163.5    737.1    990.7     26.9%        10,787.8      36.5%      6,766.9     35.7%
Paradox Basin         69.0     132.3     56.0    103.2      2.1%           687.8       2.3%        471.5      2.5%
                   -------  --------  -------  -------    ------       ---------     ------    ---------    ------
    Totals         2,214.5  11,859.8  1,884.1  9,268.5    100.0%       $29,546.5     100.0%    $18,958.2    100.0%
                   =======  ========  =======  =======    ======       =========     ======    =========    ======

(1) Equivalent gas information is based on a ratio of gas to oil of six Mcf to one Bbl.

(2) Production of oil and gas, unit prices, and gross revenues are based on prices which take into account fixed and determinable changes in existing prices as a result of contractual arrangements, operation of law, or regulatory agency action. The Company's reserve report assumes that plugging expenses equal salvage value.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth herein represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. Further, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions about prices, timing of development and future production levels and cost that may not prove correct over time. Predictions about prices and future production levels are subject to great uncertainty, and the meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based.

     Except to the extent the Company acquires additional properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves, and the revenues generated from the production thereof, will decline as reserves are produced. Increases or decreases in prices of oil and gas will also affect revenues and the present value of estimated future net cash flows from the Company's properties. The revenues generated from the Company's future exploration and production activities are therefore highly dependent upon the level of success in acquiring or discovering additional reserves and the costs incurred in doing so.

     The Company has filed estimates of oil and gas reserve data with the United States Department of Energy ("DOE") in accordance with the DOE's annual survey of domestic oil and gas reserves. The reserves reported to the DOE are required to be on a gross basis and, therefore, are not comparable to reserve data reported herein.

Exploratory and Developmental Acreage

     The following table provides information regarding the Company's developed and undeveloped acreage held at December 31, 1994:

                        Developed Acres       Undeveloped Acres
                      -------------------   ---------------------
                       Gross       Net        Gross        Net
                      --------   --------   ---------   ---------
New Mexico            49,131.0   40,275.3     3,819.1     3,477.4
Colorado              11,360.4    2,138.4     2,345.0       801.3
Oklahoma               3,748.2    2,707.0       232.2       180.6
Kansas                 6,125.6    4,281.9     2,206.1     2,206.1
Utah                   8,611.3    7,178.2    10,476.8     9,412.1
Wyoming                                      18,107.7    18,047.7
Nevada                                      122,878.3    73,727.0
                      --------   --------   ---------   ---------
Total                 78,976.5   56,580.8   160,065.2   107,852.2
                      ========   ========   =========   =========

     The following table sets forth certain information regarding the Company's drilling activities for the periods indicated:


                                 Year Ended December 31,
                       -----------------------------------------
                         1994(1)         1993           1992
                       -----------    -----------    -----------
                       Gross   Net    Gross   Net    Gross   Net
                       -----   ---    -----   ---    -----   ---
Productive Wells        6.0    3.3     4.0    0.5    29.0   11.1
Dry Holes               1.0    0.6     1.0    1.0

(1) A dry hole is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. The Company drilled one exploratory well (0.6 net wells) in 1994. That well is a dry hole. Five productive development wells were drilled by the Company in 1994. A sixth development well was drilled in 1994 which was completed as a pressure maintenance well.

     The following table sets forth the capital expenditures (in
000's) incurred by the Company for oil and gas property acquisitions, exploration and development during the periods indicated:

                                      Year Ended December 31,
                                   ----------------------------
                                    1994       1993       1992
                                   ------     ------     ------
Property Acquisitions:
     Unproved                      $  357     $  327     $  200
     Proved                           326         87         39
Exploration                           123        290        439
Development                         2,759      3,211      1,786
                                   ------     ------     ------
        Total                      $3,565     $3,915     $2,464
                                   ======     ======     ======

MARKETING OF CRUDE OIL AND NATURAL GAS

     Crude oil production in the Four Corners area is primarily delivered directly to the Refinery via the Company's pipeline gathering system for processing. Crude oil produced outside the Four Corners area is exchanged for barrels in the Four Corners area.

     The majority of the Company's natural gas in the San Juan Basin is sold through third-party gas brokers at spot market prices and transported to market by interstate and intrastate pipelines. Contracts with these brokers are generally short-term in nature (less than 18 months) and allow for prices to adjust to the marketplace.

          The Company's natural gas marketing strategy has included broadening its base of natural gas purchasers and obtaining releases of curtailed contract gas for sale on the spot market. The Company has been successful in pursuing the release of gas to the spot market and the enforcement of contract provisions preventing curtailment. The Company believes that because of the competitive nature of the industry today, the loss of any one of its natural gas purchasers would not have an adverse effect on its business.

EMPLOYEES

     The Company and its subsidiaries employed 1,386 persons on February 28, 1995, including 1,266 full-time and 120 part-time employees. Approximately 1,166 were employed in refining and marketing operations including 110 part-time employees. Of these, 617 (including 95 part-time) were employed in the service station division and 274 (including 13 part-time) were employed at the Travel Center. Exploration and production operations employed 53 persons. The Company currently has no labor union employees.


OTHER MATTERS

     COMPETITIVE CONDITIONS

     The industry in which the Company is engaged is highly competitive. Many of the Company's competitors are large, integrated oil companies which, because of their more diverse operations, stronger capitalization and better brand name recognition, may be better able than the Company to withstand volatile industry conditions, including shortages or excesses of crude oil or refined products or intense price competition.

     The principal competitive factors affecting the Company's refining and marketing operations are the quality, quantity and delivered costs of crude oil, NGLs and other refinery feedstocks, refinery processing efficiency, refined product mix, refined product selling prices and the cost of delivering refined products to markets. Certain of the Company's larger competitors have refineries which are located outside the Four Corners area and which are larger and more efficient than the Refinery and, as a result, have lower per barrel of crude oil refinery processing costs. In addition to the major and larger integrated oil companies, the Company competes with independent refiners in Northwestern and Southeastern New Mexico, West Texas and the Texas Panhandle for selling refined products. Refined products from the Texas and Southeastern New Mexico refineries can be shipped to Albuquerque, New Mexico, primarily through two common carrier pipelines, one originating in El Paso, Texas and the second originating in Amarillo, Texas. The capacity of the latter pipeline was expanded by 2,000 Bbl per day during 1994. Although the long-term effect on Company sales in the Albuquerque market cannot be determined with any certainty, it is expected that any additional supply from pipeline expansions could have an adverse short-term effect. The principal competitive factors affecting the Company's retail marketing business are location of service stations, product price, quality, appearance and cleanliness of service stations and brand identification.

     The Company's exploration and production operation is subject to intense competition particularly with respect to the acquisition of desirable properties. There is also competition for the acquisition of oil and gas leases suitable for exploration and the hiring of experienced personnel.

     The Company's competitors in oil and gas exploration development, production and marketing include major integrated oil and gas companies, numerous independent oil and gas companies, drilling and production purchase programs and individual producers and operators. The ability of the Company to increase its holdings of proved oil and gas reserves in the future is directly dependent upon the Company's ability to select and acquire suitable producing properties and prospects for future drilling in competition with these companies and the availability of capital. Many competitors have financial resources, staffs, facilities and other resources significantly greater than those of the Company.

     Crude oil prices are affected by a variety of factors that are beyond the control of the Company. The principal factors currently influencing prices, in addition to local factors discussed previously under the caption RAW MATERIAL SUPPLY, include the pricing and production policies of members of the Organization of Petroleum Exporting Countries ("OPEC"), the availability to world markets of production from Kuwait, Iraq and Russia and the worldwide and domestic demand for oil and refined products. Oil pricing will continue to be unpredictable and greatly influenced by governmental and political forces.

     A small portion of the Company's natural gas continues to be sold on contracts which control the gas price. As a result of the Federal Energy Regulatory Commission's ("FERC") Order No. 636, no gas is now sold to interstate pipeline companies, and these contracts have now been transferred to third party marketing companies which have recently purchased all of the gas the Company is able to deliver under the contracts. The majority of the Company's natural gas is purchased at the wellhead by natural gas marketers and brokers, who then arrange for transportation of the natural gas from the wellhead to a sales point where the gas is sold to an end user or local distribution company. Prices paid by natural gas marketers and brokers fluctuate monthly in response to market factors which are generally controlled by demand for natural gas at the end user lever. While deliverability of natural gas has not been curtailed by market factors, the Company cannot accurately predict whether current levels of deliverability of natural gas will continue in the future. The Company cannot control or accurately predict future pricing.

     REGULATORY, ENVIRONMENTAL AND OTHER MATTERS AFFECTING REFINING
AND MARKETING

      OPERATIONS. The Company's refining and marketing operations are subject to a variety of federal, state and local health and environmental laws and regulations governing the discharge of pollutants into the air and water, product specifications, and the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials. The Company believes that the Refinery is capable of processing currently utilized feedstocks and operating in substantial compliance with existing, currently effective environmental laws and regulations. However, environmental laws and regulations are becoming increasingly stringent, and the Company is aware of additional laws and regulations which will become effective in the future and which may affect the Company's business. The following currently appear to be the most significant of such laws and regulations. Where possible, the Company has attempted to estimate a range of its cost of compliance based upon its current understanding of such laws and regulations. The current estimates of costs provided are preliminary only and actual costs may differ significantly from these estimates.

     The Company will be subject to additional environmental regulations adopted by the Environmental Protection Agency ("EPA") and state environmental agencies to implement the Clean Air Act Amendments of 1990 (the "Amendments"). Among other things, the Amendments require all major sources of hazardous air pollutants, as well as certain other sources of air pollutants, to obtain state operating permits. The permits must contain applicable federal and state emission limitations and standards as well as satisfy other statutory requirements. All sources subject to the permit program must pay an annual permit fee. The Company believes that it could be required to pay permit fees of approximately $40,000 in 1995.

     The Amendments also require EPA to adopt emission standards for categories of hazardous air pollutant sources. In accordance with this directive, EPA will be adopting emission standards that will apply to hazardous air pollutants emitted by petroleum refineries. The Company anticipates that the standards will be applicable to emissions from, among other things, process vents, storage vessels, equipment leaks, wastewater operations and gasoline loading racks. The standards will probably be based on maximum achievable control technology. Additionally, EPA may adopt regulations that would require enhanced monitoring of air emissions at the Refinery, and potentially at other Company facilities. Since the standards have not yet been promulgated, with the exception of certain standards applicable to loading racks, the Company cannot estimate its compliance costs and does not know when all of the standards will become effective. Based on the preliminary information currently available, the Company believes that its compliance costs may be in the range of $1,400,000 to $3,000,000 and that compliance may begin to be required by late 1995.

     The Company does not believe that any gasoline produced at the Refinery will be subject to the Clean Air Act Amendments' Reformulated Gasoline regulatory program, unless a state governor requests that Reformulated Gasoline be required in certain areas. The Company is already subject to the Amendments' Oxygenated Gasoline requirements, or other state or local oxygenated fuel requirements, in connection with gasoline sold in Bernalillo County, New Mexico, Maricopa County and Pima County, Arizona, Denver County, Colorado and El Paso County, Texas. The Company has not experienced any problems to date obtaining oxygenates to comply with these requirements.

     It is possible that the Company will be subject to other standards and requirements adopted by EPA and state environmental agencies to implement the Amendments. At this time, the Company cannot accurately predict the nature and impact of such standards and requirements.

     The State of Arizona has adopted legislation requiring gasoline sold in Maricopa County to have a Reid Vapor Pressure ("RVP") that does not exceed nine pounds per square inch during the period September 30 through March 31, beginning in 1994. The legislation also requires gasoline sold in Maricopa County to have a RVP of seven pounds per square inch during the period May 31 through September 30, beginning in 1995. To date, the Company has chosen not to install equipment necessary to produce gasoline complying with the standards, and has pursued other alternatives for supplying the Maricopa County market, such as acquiring petroleum products by trade with other companies. Less than 1% of the Refinery's gasoline outturns were physically sold in this market in 1994.

     The Company will need to obtain new environmental permits in order to comply with anticipated regulatory requirements and may also need to obtain modifications to existing permits. Although there can be no guarantee that the Company will be able to obtain all required permits, the Company does not presently anticipate any unusual problems in obtaining the necessary permits and permit modifications, nor does it anticipate any significant problems in connection with the renewal of existing permits prior to their expiration.

     The Company cannot predict what additional health and environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could have an adverse effect on the financial position and the results of operations of the Company and could require substantial expenditures by the Company for the installation and operation of pollution control systems and equipment not currently possessed by the Company.

     NOTICES OF VIOLATIONS. Notices of Violations ("NOVs") are issued by governmental authorities and may allege violations of environmental requirements. The Company is in receipt of a Notice of Noncompliance, dated February 9, 1993, from the NMED alleging that the Company failed to comply with certain notification requirements contained in one of the permits applicable to the Refinery's land treatment facility. As a result of this Notice, the Company is submitting a proposal for closure of all or a portion of the land treatment facility. NMED has indicated that it probably will not require the Company to undertake any remediation activities in connection with closure of the land treatment facility, but it will be necessary for the Company to make alternative arrangements for the disposal of petroleum contaminated soil and other materials. The Company has received NOVs from time to time relating to matters such as regulatory filing requirements. The Company has responded or intends to respond to all such matters. The Company does not believe any such matters to be material.

     DISCHARGES AND RELEASES. Refining, pipeline, trucking and marketing operations are inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances which may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Accidental discharges of contaminants have occurred from time to time during the normal course of the Company's operations, including discharges associated with the Company's refinery, pipeline and trucking operations. The Company has undertaken, intends to undertake or has completed all investigative or remedial work thus far r equested by governmental agencies to address potential contamination by the Company.

     The Company anticipates that it will incur remediation costs from time to time in connection with current and former gasoline service stations operated by the Company. The Company's experience has been that such costs generally do not exceed $100,000 per location, and a portion of such costs may be subject to reimbursement from State underground storage tank funds.

     The Company has conducted a Resource Conservation and Recovery Act ("RCRA") facility investigation ("RFI") at its Ciniza Refinery in accordance with requirements contained in its Federal RCRA permit. The RFI identified several contaminated areas. The Company anticipates that it will incur costs of approximately $100,000 over a period of approximately two years to complete all necessary corrective action. Additionally, EPA may require the Company to incur additional monitoring costs of approximately $220,000 every five years.

     The Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank that is no longer in use located in Bloomfield, New Mexico. The Company believes that all or a portion of the tank and the 5.5 acres owned by the Company on which the tank is located may have been a part of a refinery owned by various other parties that ceased operations approximately thirty-five years ago. The Company is undertaking an investigation to determine the source and extent of the contamination. The Company has accrued a $250,000 environmental reserve in relation to this site.

     Although the Company has invested substantial resources to prevent and minimize future accidental discharges and to remediate contamination resulting from prior discharges, there can be no assurance that accidental discharges will not occur in the future, that future action will not be taken in connection with past discharges, that governmental agencies will not assess penalties against the Company in connection with any past or future contamination, or that third parties will not assert claims against the Company for damages allegedly arising out of any past or future contamination.

     FARMINGTON PROPERTY/LEE ACRES LANDFILL. In 1973, the Company constructed the Farmington Refinery which was operated until 1982. The Company became aware of soil and shallow groundwater contamination at this facility in 1985. The Company hired environmental consulting firms to investigate the contamination and undertake remedial action. The consultants identified several areas of contamination in the soils and shallow groundwater underlying the Farmington property. A consultant to the Company has indicated that contamination attributable to past operations at the Farmington property has migrated off the refinery property, including a free-phase hydrocarbon plume that extends approximately 1,000 feet south of the refinery property. Remediation activities are ongoing by the Company under OCD's supervision.

     The Farmington property is located adjacent to the Lee Acres Landfill (the "Landfill"), a closed landfill formerly operated by San Juan County which is situated on lands owned by the United States Bureau of Land Management ("BLM"). Industrial and municipal wastes were disposed of in the Landfill by numerous sources. During the period that it was operational, the Company disposed of office trash, maintenance shop trash, used tires and water from the refinery's evaporation pond at the Landfill. In May 1991, EPA notified the Company that it may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for the release or threatened release of hazardous substances, pollutants or contaminants at the Landfill. At the present time, the Company is unable to determine the extent of its potential liability, if any, in the matter. In 1989, a consultant to the Company estimated, based on various assumptions, that Giant's potential liability could be approximately $1.2 million. This figure was based upon the consultant's evaluation of such factors as available clean-up technology, BLM's involvement at the site and the number of other entities that may have had involvement at the site. The consultant, however, did not conduct an analysis of any potential legal defenses and arguments including possible setoff rights. Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs of a site even though the party was responsible for only a small part of such costs. Actual liability, if any, may differ significantly from the consultant's estimate.

     Preliminary studies have indicated that the groundwater gradient in the vicinity of the Landfill is in the direction of the Farmington property and that contaminants from the Landfill may be migrating through the groundwater underlying the Farmington property. Sampling data have also indicated the presence of contaminants in the groundwater underlying a residential subdivision known as the Lee Acres Subdivision, which may have migrated downgradient from the Landfill and the Farmington property area. An alternate water supply has been provided to residents of the Lee Acres Subdivision by BLM.

     The Lee Acres Landfill was added to the National Priorities List as a CERCLA Superfund site in 1990. In connection with this listing, EPA defined the site as the Landfill and the Landfill's associated groundwater plume. EPA excluded any releases from the Farmington Refinery itself from the definition of the site.

     BLM may assert claims against the Company and others for reimbursement of investigative, cleanup and other costs incurred by BLM in connection with the Landfill and surrounding areas. It is also possible that the Company will assert claims against BLM in connection with contamination that may be originating from the Landfill. Private parties and other governmental entities may also assert claims against BLM, the Company and others for property damage, personal injury and other damages allegedly arising out of any contamination originating from the Landfill and the Farmington property. Parties may also request judicial determination of their rights and responsibilities, and the rights and responsibilities of others, in connection with the Landfill and the Farmington property. Currently, however, there is no outstanding litigation against the Company by BLM or any other party. The Company has reserved approximately $1,000,000 for possible future environmental expenditures relating to its Farmington Property.

     HANSEN CONTAINER SITE. The Company is in receipt of a request for information from EPA (the "Information Request") in connection with a site in Grand Junction, Colorado that was used to clean and recondition used drums for resale (the "Hansen Container Site"). The Company has been informed that EPA has incurred expenses to date of approximately $3,000,000 in connection with contamination at the site. EPA does not anticipate that cleanup costs will significantly exceed this amount unless it is determined that there is groundwater contamination at the site at levels requiring further action.

     EPA sent out requests for information to more than 650 addressees in connection with the Hansen Container Site. The Company has been informed that information received in response to the requests for information will be used to identify parties that EPA believes should be liable for costs associated with the site.

     Hansen, over a period of years, acquired empty drums from the Company in order to resell them after reconditioning. It is the Company's position that it has no liability in this matter.

     RIGHTS-OF-WAY. Certain irregularities in title may exist with respect to a limited number of the Company's rights-of-way or franchises for its crude oil pipeline gathering system. The Company, however, has continued its use of the entirety of its pipeline gathering system. As of this date, no claim stemming from any right-of-way or franchise matter has been asserted against the Company, other than a September 14, 1993 request by BIA that the Company show cause why one of its nonessential pipeline rights-of-way should not be terminated due to nonuse. The Company believes that it has made the requested showing. The Company does not believe that its use or enjoyment of the pipeline gathering system will be adversely affected by any such right-of-way matters or irregularities in title.

     REGULATION AND OTHER FACTORS AFFECTING EXPLORATION AND
PRODUCTION

     GENERAL. Oil and gas exploration and production activities are heavily regulated by federal, state and local governmental entities; and expenses and delays often associated with compliance with such regulations may adversely affect the Company's operations. Regulations affect, among other things, the timing and cost of drilling operations, conservation matters, marketing, transportation and production of oil and gas, prices received for such production, taxes and numerous other matters. Many states also restrict allowable rates of production of oil and gas to their respective statewide market demands. In addition, some states have enacted statutes prescribing ceiling prices for gas sold within such states. Regulations affecting the Company's activities are frequently revised and new or amended regulations in the future could significantly impact the Company's oil and gas exploration operations.

     The transportation and sale of natural gas has historically been subject to regulation by federal and state regulatory authorities pursuant to a number of statutes, including the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). Due to major regulatory reforms instituted by FERC, the provisions of the NGPA and the provisions of the Wellhead Natural Gas Deregulation Act of 1989, the prices for natural gas received by the Company are not currently subject to price controls. The provisions of the NGA and the NGPA and regulations promulgated thereunder, however, significantly impact the transportation of the Company's produced natural gas through interstate and intrastate pipelines. Although the Company is currently able to arrange for the transportation of its produced gas volumes under generally satisfactory conditions, there can be no assurance that future regulatory developments will not adversely affect the Company.

     Various federal, state and local laws and regulations which relate to the protection of the environment may affect the Company's operations and costs as a result of their effect on oil and gas exploration, development and production operations. At present, the Company believes it is in substantial compliance with applicable environmental rules and regulations in areas in which it drills and produces crude oil and natural gas. However, the Company is not able to predict the ultimate cost associated with compliance with current environmental regulations or future regulatory changes.

     The Company is subject to all of the risks normally incident to the exploration for and production of oil and gas, including blowouts, cratering, down hole problems, pollution and fires, each of which could result in damage to or destruction of oil and gas wells, producing formations or production facilities, or damage to persons and other property. As is common in the industry, the Company does not fully insure against all these risks either because insurance is not readily available or because the Company elects not to insure due to prohibitive premium costs. The occurrence of an event not fully covered by insurance could have a material adverse effect on the financial position and results of operations of the Company. In addition, exploratory drilling carries a significant risk that no commercial oil or gas production will be obtained.

     TITLE MATTERS. Title to the Company's oil and gas properties is subject to royalty, overriding royalty, carried working and other similar interests and contractual arrangements customary in the oil and gas industry (including farmout and development agreements, operating agreements and joint venture arrangements); to liens for current taxes not yet due and to other minor defects and encumbrances. The Company believes that such burdens do not materially detract from the value of such properties or from the Company's interest therein or materially interfere with the operation of the Company's business.

     As is generally customary in the oil and gas industry in the case of undeveloped properties, an in-house title review is made prior to or at the time of acquisition. More comprehensive title investigations, including in most cases receipt of a title opinion of outside legal counsel, are generally made prior to the consummation of an acquisition of producing property and before commencement of drilling operations.

     With regard to the Company's coal seam gas reserves, potential legal questions may arise as to whether the right to produce such reserves is granted to the Company by certain of its oil and gas leases or are instead retained by the landowner or whether the Company's right to produce such reserves is subject to or affected by existing or future leases granted to others to develop the associated coal reserves. The bulk of the Company's coal seam gas reserves are held pursuant to substantially identical leases granted by the BLM. A United States Department of Interior Solicitor's opinion issued in 1981 supports the Company's belief that it has the right to produce coal seam gas reserves underlying lands subject to the Company's existing oil and gas leases granted by the BLM and that any subsequent coal leases or oil and gas leases granted by the BLM or other parties will not have a material adverse effect on the Company's right to produce such gas. The Company believes that the commercial impracticability of mining the associated coal reserves and other factors further reduce the risk of a bona fide dispute with anyone other than the BLM regarding ownership of and the right to drill for and produce the Company's coal seam gas. In view of the foregoing and its analysis of relevant leases and current case law, the Company believes that any potential future claims by the BLM or other parties will not have any material adverse effect on its title to such coal gas reserves.

     TAX DISPUTE. The Company produces crude oil and natural gas, or purchases crude oil as a first purchaser, from properties located in a geographic area outside the boundaries of the Navajo Indian Reservation in which the Navajo Tribe has asserted the right to impose severance and other taxes. A portion of the Company's pipeline gathering system also is located in this geographic area. The extent of the Tribe's taxing authority in the geographic area is subject to considerable doubt. The Company has received several tax assessments from the Tribe pertaining to the geographic area, including a $1.8 million severance tax assessment issued in November 1991. The Company has invoked its appeal rights with the Tribe's Tax Commission in connection with these matters and intends to vigorously oppose the severance tax assessment. It is the Company's understanding that its appeals will be held in abeyance pending further judicial clarification of the Tribe's taxing authority by means of litigation involving other companies. It is possible, however, that the Company's assessments will have to be litigated by the Company before final resolution. The Company also may receive further tax assessments before judicial resolution of the Tribe's taxing authority. The Company intends to continue its production and purchasing activities in the geographic area.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to ordinary routine litigation incidental to its business. There is also hereby incorporated by reference the information under the headings "Regulatory, Environmental, and Other Matters Affecting Refining and Marketing" and "Regulation and Other Factors Affecting Exploration and Production" in Items 1 and 2, the discussions contained in Item 7, and the information regarding contingencies in Note 14 to the Consolidated Financial Statements in
Item 8.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

     Executive Officers of the Registrant.

                                                        Executive
                                                         Officer
Name                 Age  Position                        Since
----                 ---  --------                      ---------
James E. Acridge     54   President and Chief         October 1989
                          Executive Officer

A. Wayne Davenport   46   Vice President and            May 1994
                          Corporate Controller

Fredric L. Holliger  47   Executive Vice President    October 1989
                          and Chief Operating
                          Officer

James W. Griffitts   49   Vice President             September 1990
                          Information Systems

Morgan Gust          47   Vice President and           August 1990
                          General Counsel, Vice
                          President Administration,
                          and Secretary

Gary L. Nielsen      52   Vice President Finance,     October 1989
                          Treasurer and Assistant
                          Secretary

     The officers of the Company are elected annually by the Board of Directors and each officer serves until his successor is chosen and qualified or until his earlier resignation or removal. There are no family relationships among the officers of the Company.

     James E. Acridge has served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company since October 1989. Mr. Acridge also serves as Chairman of the Nominating Committee. Mr. Acridge is Chairman of the Board of Directors, President and Chief Executive Officer of Giant Arizona and Chairman of the Board of Directors of Giant E&P. Mr. Acridge founded Giant Arizona in 1969 and has served continuously as its Chairman of the Board of Directors, President and Chief Executive Officer.

     A. Wayne Davenport has served as Vice President and Corporate Controller since May 1994. He also serves in such positions for Giant and Giant E&P. Prior to joining the Company in March 1994, Mr. Davenport was an investor in crude oil and natural gas properties and a consultant to the industry. From February 1987 to September 1992, he served in various positions, the last being Executive Vice President and Chief Financial Officer, with Hondo Oil & Gas Company, a company engaged in refining, marketing, exploration and production. Mr. Davenport was an audit partner for the accounting firm of Ernst & Young from May 1982 until February 1987.

     Fredric L. Holliger has served as a director, Executive Vice President and Chief Operating Officer of the Company since October 1989. Mr. Holliger joined Giant Arizona as Senior Vice President and President of the Giant Arizona refining division in February 1989 and continues to serve as a director, Executive Vice President and Chief Operating Officer of Giant Arizona. Since May 1993, he has also served as a director and President and Chief Executive Officer of Giant E&P. Before joining Giant Arizona, he served for two years as President of Northern Natural Gas Company, a division of Enron Corp., Omaha, Nebraska ("Northern Natural") and prior thereto was employed by Northern Natural for 14 years, serving in a variety of marketing, supply, operations and petroleum engineering capacities.

     James W. Griffitts has served as Vice President Information Systems since May 1994. He also serves in such positions for Giant Arizona and Giant E&P. He served as Vice President Accounting and Information Services from December 1991 to May 1994 and as Vice President, Information Systems for the Company from September 1990 until December 1991. Prior to September 1990, he served first Giant Arizona and then the Company as Director of Information Systems. Mr. Griffitts joined Giant Arizona in January 1977 and since that date has served in a variety of positions in the areas of personnel, accounting and systems.

     Morgan Gust has served as Secretary and General Counsel of the Company since August 1990 and as Vice President since September 1990. In addition, he has served as Vice President Administration since October 1992. He also serves in such capacities and as a director of Giant Arizona and Giant E&P. Before joining the Company, Mr. Gust was President of Tucson Resources, Inc., an investment and financial services company, where he served first in the capacity of Vice President and General Counsel and later as Executive Vice President. From September 1975 to July 1988, Mr. Gust was a partner in the law firm of Gust, Rosenfeld and Henderson.

     Gary L. Nielsen has served as Treasurer and Assistant Secretary of the Company since October 1989, Vice President since September 1990, and Vice President Finance since September 1992. He also serves in such capacities for both Giant Arizona and Giant E&P. Mr. Nielsen joined Giant Arizona as its Treasurer in October 1986. Before joining Giant Arizona, he was senior Vice President and Chief Financial Officer of the casino hotel division of Del Webb Corporation from April 1978 to March 1986, and Chief Financial Officer of the Crescent Hotel Group from March 1986 to October 1986.

                           PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The principal United States market on which the Company's Common Stock is traded is the New York Stock Exchange. The high and low sales prices for the Common Stock for each full quarterly period as reported on the New York Stock Exchange Composite Tape for the last two fiscal years is as follows:

                 Quarter Ended        High      Low
               ------------------    ------    ------
               December 31, 1994      9 1/4     6 3/4
               September 30, 1994     8 7/8     7 1/8
               June 30, 1994          9 7/8     7 3/8
               March 31, 1994        10 3/4     8 5/8

               December 31, 1993     12 3/4    10
               September 30, 1993    13 3/8     9 1/4
               June 30, 1993         10 1/2     7 3/8
               March 31, 1993         7 3/4     5 1/8

     The Company did not declare a dividend in any quarter in 1994 or 1993. On January 9, 1995, the Company's Board of Directors declared a common stock dividend of $0.05 per share payable to stockholders of record on January 23, 1995. This dividend was paid on February 3, 1995. On March 2, 1995, the Company's Board of Directors declared another common stock dividend of $0.05 per share payable to stockholders of record on April 24, 1995, with payment to be made May 5, 1995. Any future dividends are subject to the results of the Company's operations, declarations by the Board of Directors and existing debt covenants, as described below.

     On November 29, 1993, the Company issued $100,000,000 of 9
3/4% Senior Subordinated Notes ("Notes"). The Notes were issued pursuant to an Indenture dated November 29, 1993 (the
"Indenture") among the Company, its Subsidiaries, as guarantors, and NBD Bank, National Association, as trustee. The Indenture contains a number of covenants, which, among other provisions, place restrictions on the payment of dividends. A similar provision is contained in the agreement governing the Company's 10.91% senior unsecured note. At December 31, 1994, retained earnings available for dividends under the terms of the Indenture was approximately $13,800,000. The Indenture includes the payment of dividends in its definition of "Restricted Payments" which are subject to limitations, the most significant of which are summarized as follows:

          The Company will not, and will not permit any of its Restricted Subsidiaries to, directly or indirectly, make any Restricted Payment, unless:

          (a) no Default or Event of Default shall have occurred and be continuing at the time of or immediately after giving effect to such Restricted Payment;

          (b) at the time of and immediately after giving effect to such Restricted Payment, the Company would be able to incur at least $1.00 of additional Indebtedness pursuant to the first paragraph of the covenant captioned "Limitation on Incurrence of Additional Indebtedness"; and

          (c)  immediately after giving effect to such
     Restricted Payment, the aggregate amount of all Restricted Payments declared or made after the Issue Date does not exceed the sum of (A) 50% of the Consolidated Net Income of the Company and its Restricted Subsidiaries (or in the event such Consolidated Net Income shall be a deficit, minus 100% of such deficit) during the period (treated as one accounting period) subsequent to September 30, 1993 and ending on the last day of the fiscal quarter immediately preceding the date of such Restricted Payment and (B) $15 million. Consolidated Net Income excludes, among other things, any full cost ceiling limitation writedown.

     Also see the "Capital Structure" discussion in "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" included in Item 7 hereof.

     Capitalized items used but not defined above have the meaning assigned to them in the Indenture.

     There were 337 holders of record of Common Stock on March 1, 1995.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table summarizes recent financial information of the Company. This selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations at Item 7 and the Consolidated Financial Statements, related notes thereto, and the Auditors' Report included in Item 8 hereof:

                  FINANCIAL AND OPERATING HIGHLIGHTS
   (In Millions, Except Percentages, Per Share and Operating Data)

                                                        Year Ended December 31,
                                             -------------------------------------------
                                               1994       1993       1992       1991       1990
                                             --------   --------   --------   --------   --------
FINANCIAL STATEMENT DATA
Net Revenues                                 $  293.5   $  315.8   $  304.8   $  287.5   $  301.0
Writedown of Oil and Gas Properties               3.4       15.5       13.8
Operating Income (Loss)(1)                       15.9       14.3        1.1       (1.6)      17.6
Net Earnings (Loss)                               4.5        5.9       (2.4)      (6.6)       7.0
Earnings (Loss) Per Common Share                  .37        .48       (.20)      (.54)       .57
Weighted Average Common
 Shares Outstanding                              12.1       12.2       12.2       12.2       12.2
Dividends Per Common Share                                                        .225        .30
Stockholders' Equity                            109.7      105.9       98.6       99.8      107.4
Book Value Per Common Share                      9.15       8.69       8.07       8.16       8.78
Return on Average Stockholders' Equity            4.2%       5.8%                             6.7%
Total Assets                                    285.6      279.3      244.3      270.1      254.5
Working Capital                                  65.6       64.3       12.9       12.7         .8
Long-Term Debt as a Percentage
 of Total Capitalization(2)                      51.4%      52.5%      46.8%      51.1%      40.9%
Long-Term Debt                                  116.1      117.3       86.9      104.3       74.2

OPERATIONS DATA
REFINING AND MARKETING:
 Rated Crude Oil Capacity Utilized                 92%        98%       101%        94%        94%
 Refinery Sourced Sales Barrels (Bbls/Day)     23,054     24,412     24,477     23,787     22,375
 Average Crude Oil Costs (Per Bbl)           $  16.97   $  18.09   $  20.21   $  21.76   $  24.18
 Refinery Margin ($/Bbl)                     $   5.60   $   6.69   $   4.77   $   3.88   $   5.74
 Service Stations:
   Fuel Gallons Sold (In Thousands)           100,685     77,684     71,068     67,447     52,514
   Product Margin ($/Gallon)                 $  0.177   $  0.177   $  0.150   $  0.121   $  0.112
   Merchandise Sold (In Thousands)           $ 32,727   $ 22,367   $ 18,159   $ 14,958   $ 10,289
   Merchandise Margin                              29%        28%        27%        28%        30%
   Number of Outlets at Year-End                   51         51         42         44         31
 Travel Centers: (3)
   Fuel Gallons Sold (In Thousands)            30,337     32,148     38,253     33,229     27,029
   Product Margin ($/Gallon)                 $  0.118   $  0.128   $  0.121   $  0.124   $  0.157
   Merchandise Sold (In Thousands)           $  9,929   $ 10,125   $ 10,041   $  8,970   $  7,609
   Merchandise Margin                              45%        45%        47%        47%        48%
   Number of Outlets at Year-End                    1          2          2          2          1
 Retail Fuel Volumes Sold as a % of
   Refinery Sourced Sales Barrels                  37%        29%        29%        28%        23%

EXPLORATION AND PRODUCTION:
 Crude Oil Production Sold (Net Bbls/Day)         737        805        918      1,207      1,462
 Natural Gas Production Sold (Net Mcf/Day)      3,035      3,611      5,286      4,152      3,678
 Crude Oil Average Selling Price (Per Bbl)   $  15.33   $  16.46   $  19.00   $  20.13   $  23.61
 Natural Gas Average Selling
   Price (Per Mcf)                           $   1.64   $   1.92   $   1.63   $   1.34   $   1.73
 Lifting Costs ($/BOE)                       $   5.68   $   6.91   $   5.58   $   5.07   $   4.53
 Year-End Proved Reserves, Net:(4)
   Crude Oil (Thousand Barrels)                 2,215      2,196      3,285      3,320      4,203
   Natural Gas (MMcf)                          11,860     12,998     15,943     35,083     44,100
   Combined (OEB)                               4,191      4,362      5,942      9,167     11,553
 Percent of Refinery Crude Oil Throughput
   Represented by:
      Equity Interests                              4%         4%         4%         6%         8%
      Controlling Interests                         6%         6%         7%        10%        13%


(1) The 1994, 1993 and 1992 amounts include a $3.4 million, $15.5 million and $13.8 million pre-tax charge, respectively, for the reduction of the carrying value of crude oil and natural gas properties.

(2) In certain prior reports, the Company included deferred income taxes as a component of total capitalization. Deferred income taxes are excluded from capitalization calculations in this report.

(3)  The Company's Giant Express travel center was sold November 2,
     1994.

(4)  Based on annual reserve report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1994 AND DECEMBER 31, 1993
---------------------------------------------------------------------
     The primary factors affecting the comparative results of the Company's 1994 and 1993 operations are the writedown of the Company's proved oil and gas properties in 1993 compared to 1994, a decline in refining margins, the acquisition of nine retail units, an increase in interest costs, a decline in refinery sourced sales volumes and higher operating expenses and grain costs.

EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM
---------------------------------------------------
     Earnings before income taxes and extraordinary item were $5.8 million for the year ended December 31, 1994, a decrease of $4.2 million or 42% from $10.0 million for the year ended December 31, 1993. The decrease is primarily the result of a 16% decline in average refinery margins, a 6% decrease in refinery sourced finished product sales volumes, higher ethanol plant grain costs and higher interest and operating expenses. These factors were partially offset by a $12.1 million decrease in the writedown in the carrying value of oil and gas properties due to "ceiling test" calculations in 1994 compared to 1993 and a 19% increase in finished product sales volumes and a 31% increase in merchandise sales from the Company's retail units.

     For the years ended December 31, 1994 and 1993, the Company's exploration and production operations ("Giant E&P") recorded losses of $4.3 million and $17.1 million, respectively, including the "ceiling test" writedowns. The 1994 writedown was primarily due to low crude oil and natural gas prices at September 30, 1994, impairment of certain unproved properties and downward revisions of certain reserves. The 1993 writedown was primarily due to downward revisions of oil and gas reserves and low crude oil prices at December 31, 1993. Exclusive of the "ceiling test" writedowns, the 1994 period reflected a smaller loss compared to the same 1993 period due primarily to lower production costs relative to declines in crude oil and natural gas production and selling prices.

REVENUES
--------
     Revenues for the year ended December 31, 1994, decreased $22.3 million or 7% to $293.5 million from $315.8 million in the comparable 1993 period. The decrease is primarily due to an 11% decline in refinery weighted average selling prices, a 6% decrease in refinery sourced finished product sales volumes and a 1% decline in retail selling prices. Offsetting these decreases was a 19% increase in the volume of finished products sold from the retail units along with a 31% increase in merchandise sales. Also included in 1994 revenues is a $0.5 million gain resulting from the settlement of property damage claims relating to the accident at the refinery in July.

     The decline in refinery sourced finished product sales volumes was primarily due to a scheduled major maintenance turnaround started in March and completed in April and an accident at the refinery in mid-July which damaged the alkylation unit and curtailed production for a period of approximately sixty days. The increase in retail finished product and merchandise sales is the result of increased same store volumes and the acquisition of nine units in the Company's primary market area.

     Volumes of refined products sold through retail outlets increased approximately 19% from 1993 levels primarily due to a 30% increase in volumes sold from the service stations offset in part by a 6% decrease in travel center volumes, 5% at the Giant Travel Center and 11% at the Giant Express which was sold on November 2, 1994.

     Revenues from Giant E&P, including intercompany revenues of $4.1 million in 1994 and $4.8 million in 1993, totaled $6.0 million for the year ended December 31, 1994, a decrease of $1.4 million or 20% from the $7.4 million reported for the comparable 1993 period. This decrease is due to an 8% decline in crude oil production, a 7% decline in average crude oil selling prices, a 16% decline in natural gas production and a 15% decline in natural gas selling prices. The decline in natural gas production is due to a 1993 year end adjustment of coal seam gas reserves sold in 1992, determined pursuant to an annual redetermination clause contained in the 1992 purchase and sale agreement.

COST OF PRODUCTS SOLD
---------------------
     For the year ended December 31, 1994, cost of products sold decreased $14.4 million or 7% to $193.4 million from $207.8 million for the corresponding 1993 period. A 6% decline in average crude oil costs and a 6% decline in the volume of finished products sold from the refinery accounts for most of the decrease. These decreases were partially offset by an increase in costs relating to increased merchandise sales from the retail units and a $1.8 million increase in average grain costs due to forward grain purchase contracts and higher costs resulting from the effects of the poor grain harvest of 1993. Also included in 1994 cost of products sold is $1.4 million of preliminary estimates of reimbursements for losses under the Company's business interruption insurance policies relating to the refinery accident in July.

     Cost of products sold by Giant E&P decreased approximately 30% for the year ended December 31, 1994, compared to the same 1993 period. The decline is primarily related to a decrease in production.

OPERATING EXPENSES
------------------
     For the year ended December 31, 1994, operating expenses increased $5.0 million or 10% to $53.9 million from $48.9 million in the corresponding 1993 period. The increase is primarily due to operating expenses of the nine retail units acquired, an increase in payroll and related costs for other operations and increases in repairs and maintenance and utility costs at the refinery. Partially offsetting these increases was a decrease in refinery purchased fuel costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     For the year ended December 31, 1994, selling, general and administrative expenses decreased $1.7 million or 13% to $11.9 million from $13.6 million for the year ended December 31, 1993. The decline is primarily due to a decrease in the management incentive bonus accrual and the recording of a $1.0 million insurance settlement in the first quarter of 1994 relating to environmental costs incurred in prior years. Partially offsetting these decreases were increases in payroll and related costs and a reduction in 1993 third quarter expenses by $0.9 million for a decrease in the estimated liability for self insured workmen's compensation claims.

DEPRECIATION, DEPLETION AND AMORTIZATION
----------------------------------------
     For the year ended December 31, 1994, depreciation, depletion and amortization ("DD&A") declined $0.6 million to $15.0 million from $15.6 million in the corresponding 1993 period. The decrease is primarily due to a decline in DD&A in the Company's exploration and production operations related to declines in production and the writedown of proved oil and gas properties. This decrease is partially offset by increases related to nine retail units acquired, the completion and start up of a diesel desulfurization unit at the refinery in September 1993 and amortization of costs relating to the major maintenance turnaround completed at the refinery in April 1994.

INTEREST EXPENSE (INCOME)
-------------------------
     For the year ended December 31, 1994, interest expense increased $6.0 million or 105% to $11.8 million from $5.8 million in the same 1993 period. The increase is primarily due to the issuance of $100 million of 9 3/4% senior subordinated notes in November 1993, the proceeds of which were partially used to retire existing debt with lower effective interest rates, but with significantly shorter maturities. In addition, the amortization of proceeds from a terminated interest rate swap were lower in the 1994 period.

     For the year ended December 31, 1994, interest income increased $0.2 million or 17% to $1.7 million from $1.5 million in the comparable 1993 period primarily due to the investment of larger amounts of excess cash, in part from the issuance of the senior subordinated notes, at slightly higher interest rates.

INCOME TAXES
------------
     Income taxes for the years ended December 31, 1994 and 1993 were computed in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), resulting in effective tax rates of approximately 22% and 38%, respectively. The difference in the two rates is primarily due to the relationship of relatively consistent amounts of alcohol fuel and coal seam gas tax credits in each year to varying amounts of annual income and the effect of the statutory rate increase in 1993 on deferred income taxes resulting from the enactment of the Revenue Reconciliation Act of 1993 which increased the statutory U.S. federal income tax rate to 35% from 34%.

OUTLOOK
-------
     The Company's future results of operations, which continue to be determined by its principal business of refining and marketing of petroleum products, are primarily dependent on producing and selling sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1993 AND DECEMBER 31, 1992
---------------------------------------------------------------------
     The primary factors affecting the comparative results of the Company's 1993 and 1992 operations are the significant improvement in 1993 in refining and retail margins, the writedown of the Company's proved oil and gas properties in both 1993 and 1992 and higher operating expenses incurred in 1993. The Company believes that the relatively higher margins were due to a general improvement in economic conditions in its market area, increased market demand and operating problems at other regional refineries during the first and second quarters of 1993 which resulted in decreased output. In the fourth quarter of 1993, the Company had an impairment in the carrying amount of its proved oil and gas properties. A similar writedown was made in the first quarter of 1992. In both years the impairment was partially due to downward revisions of oil and gas reserves, along with low crude oil prices at December 31, 1993 and low natural gas prices at March 31, 1992. Operating expenses increased in 1993 primarily due to the reinstatement of a management incentive bonus and higher payroll and related costs, primarily in retail operations.

EARNINGS (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM
----------------------------------------------------------
     Earnings before income taxes and extraordinary item increased $16.1 million from a loss of $6.1 million for the year ended December 31, 1992, to earnings of $10.0 million for the year ended December 31, 1993. The increase is primarily due to a 40% improvement in average refining margins, a 16% increase in retail refined product margins, increased merchandise sales through the service stations at slightly higher margins, a reduction in interest expense and an increase in interest income. Partially offsetting these positive factors were higher operating costs in 1993 and a $15.5 million charge in 1993 for a writedown in the carrying value of the Company's oil and gas properties compared to a similar charge of $13.8 million in 1992.

     For the year ended December 31, 1993, the loss of Giant E&P compared to the year ended December 31, 1992, increased $2.9 million, including the $1.7 million increase in the writedown of the oil and gas properties. The remainder of the decline was primarily due to a decrease in crude oil and natural gas production and a decline in crude oil selling prices. These declines were partly offset by increases in natural gas selling prices.

REVENUES
--------
     For the year ended December 31, 1993, revenues increased $10.9 million or 4% when compared to the corresponding 1992 period. The increase was primarily due to higher retail refined product selling prices and merchandise sales offset in part by a 1% decline in finished product volumes sold from the refinery. Weighted average refinery selling prices were less than 1% higher in 1993 than in 1992.

     For the comparable periods, volumes of refined products sold through retail outlets increased approximately 1%. A 9% increase in service station volumes was partially offset by a 16% decline in travel center volumes. The decline in volumes at the Travel Center was due to a combination of factors including severe weather conditions along I-40 in the first quarter of 1993, increased price competition and the recent requirement that posted prices for diesel fuel in New Mexico include state excise taxes, resulting in the commercial truck customer having to pay these taxes at the time of purchase. Service station volumes increased primarily due to station maturity and the addition of nine stations in the fourth quarter of 1993 operated under a management agreement.

     Revenues, including intercompany revenues, for Giant E&P decreased $2.1 million for the year ended December 31, 1993, compared to the same 1992 period. The decrease was due to a 12% decline in crude oil production, a 13% decline in crude oil selling prices and a 32% decline in natural gas production, partially offset by an 18% increase in natural gas selling prices. Natural gas production has declined in part due to the sale of a portion of the Company's coal seam gas reserves in 1992.

COST OF PRODUCTS SOLD
---------------------
     Cost of products sold for the year ended December 31, 1993 decreased $9.0 million or 4% compared to the same 1992 period. The decrease is primarily the result of a 10% decline in crude oil costs, an 8% decline in average grain costs and a 1% decline in refined product sales from the refinery. Partially offsetting these decreases were higher costs relating to higher merchandise sales at the retail units.

     Cost of products sold by Giant E&P decreased approximately 4% for the year ended December 31, 1993 compared to the corresponding 1992 period, primarily as a function of the decline in production.

OPERATING EXPENSES
------------------
     Operating expenses increased $4.8 million or 11% for the year ended December 31, 1993 compared to the corresponding 1992 period. Increases in payroll and related costs, higher repair and maintenance expenditures and increased purchased fuel and chemical costs accounted for substantially all of the increase.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     Selling, general and administrative expenses increased $1.8 million or 15% for the year ended December 31, 1993 compared to the same 1992 period. Reinstatement of the management incentive bonus, offset by a $0.9 million adjustment to workmen's compensation expense resulting from a decrease in the estimated liability for self insured claims accounts for substantially all of the increase.

DEPRECIATION, DEPLETION AND AMORTIZATION
----------------------------------------
     Depreciation, depletion and amortization decreased $1.6 million or 9% for the year ended December 31, 1993 compared to the year ended December 31, 1992. The decrease is primarily due to the extension of the service lives of certain refinery equipment from 16 to 24 years, which was effective in the fourth quarter of 1992.

INTEREST EXPENSE (INCOME)
-------------------------
     Interest expense declined $1.9 million or 25% in the twelve months ended December 31, 1993 compared to the same 1992 period. The decrease was primarily due to a reduction in the amount of long-term debt outstanding, a general decline in short-term interest rates, an interest rate management strategy utilizing an interest rate swap and interest capitalized in the 1993 period. The average amount of long-term debt outstanding in 1993 was $8.3 million lower than in 1992. The increase in interest income was due to the investment of excess cash in short-term investments and marketable securities.

INCOME TAXES
------------
     The provision for income taxes for the years ended December 31, 1993 and 1992, have been computed in accordance with Statement of Financial Accounting Standards No. 109 resulting in an effective tax rate of approximately 38% for the 1993 period and an effective tax benefit rate of approximately 60% for the 1992 period. The difference in the two rates is partially due to the enactment of the Revenue Reconciliation Act of 1993 which increased the statutory U.S. federal income tax rate to 35% for all of 1993. This increase includes an adjustment to current income taxes payable as well as to previously recorded deferred income taxes payable. In addition, the 1993 effective rate reflects relatively higher state income taxes due to state loss carryback provisions affecting 1992 and lower alcohol fuel and coal seam gas credits.

EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT
--------------------------------------------
     The extraordinary loss of approximately $0.4 million in 1993 on the early extinguishment of debt resulted from the prepayment of certain long-term debt from the proceeds of the issuance of $100,000,000 in senior subordinated notes. The loss results primarily from the writeoff of deferred financing costs and prepayment penalties.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS
-------------------------
     Net cash provided by operating activities totaled $12.4 million for the year ended December 31, 1994, compared to $37.6 million for the comparable 1993 period. Operating cash flows decreased primarily as the result of a decline in net earnings adjusted for non-cash items and net changes in working capital items, primarily increases in receivables and inventories.

WORKING CAPITAL
---------------
     Working capital at December 31, 1994 consisted of current assets of $108.0 million and current liabilities of $42.4 million, or a current ratio of 2.55:1. At December 31, 1993, the current ratio was 2.71:1 with current assets of $102.0 million and current liabilities of $37.6 million.

     Current assets have increased since December 31, 1993, primarily due to an increase in inventories and receivables. Inventories have increased as a result of a 123% increase in raw material volumes on hand, partially resulting from the Company's decision to accumulate raw material inventory during periods of reduced production such as those resulting from the scheduled major maintenance turnaround in March and April and a refinery accident in July. Finished product inventory volumes were up slightly from 1993 year end levels. Receivables have increased due to higher trade receivables resulting from higher refinery sourced sales volumes and prices in December 1994 and an increase in other receivables because of insurance reimbursements accrued as a result of the refinery accident in July, excise tax reimbursements resulting from exchange sales and an increase in interest receivable on marketable security investments. In addition, income tax refunds have increased due to the overpayment of estimated income taxes. These increases are partially offset by a decrease in cash and cash equivalents and marketable securities, a decrease in prepaid expenses, principally deposits and prepaid insurance premiums, and a decrease in current deferred income tax assets.

     Current liabilities have increased due to an increase in accounts payable and the current portion of long-term debt. Accounts payable have increased primarily due to an increase in the purchase price and volumes of raw materials acquired in December 1994. Partially offsetting these increases is a decrease in accrued liabilities primarily due to a decrease in management incentive bonus accruals, the reclassification of deferred insurance refunds in part to a long-term reserve for environmental liabilities and in part as a recovery of previously incurred environmental expenditures and a decline in estimated income taxes payable. These decreases were offset in part by an increase in accrued interest payable.

CAPITAL EXPENDITURES AND RESOURCES
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment totaled approximately $21.0 million for the year 1994, including the cash portion of the acquisition of nine retail units and certain other assets from a privately-held retailer/jobber; scheduled major maintenance turnaround costs; equipment replacement at the refinery due to an accident in July; costs incurred to secure a supplemental and standby power supply for the refinery and adjacent travel center; various other operational and environmental projects at the refinery; construction, rebuilding and remodeling of various retail units; oil and gas well drilling and leasehold costs and various other projects. In addition, as part of the Company's short-term cash management program there were net purchases of marketable securities.

     On July 16, 1994, a propane treatment vessel associated with the refinery's alkylation unit failed, causing several units at the refinery to be temporarily shutdown and damaging the alkylation unit, necessitating extensive repairs. Repairs to the propane treatment vessel and adjacent equipment damaged in the incident were completed and the alkylation unit returned to full operation on September 16, 1994. The Company has settled all claims with its insurance companies relating to property damage coverage under its policies as the claims relate to this incident for approximately $0.7 million.

     On November 2, 1994, the Company completed the sale of its Giant Express truck stop located in Winslow, Arizona for approximately $5.5 million. In addition to the cash purchase price, the agreement includes a 5 year product supply contract for the facility, which enables the Company to retain the outlet for a portion of its Ciniza Refinery's diesel fuel production. The sale of this facility will not have a material impact on the Company's future results of operations.

     The Company has budgeted approximately $41.2 million for capital expenditures in 1995. Approximately $11.7 million is budgeted for non-discretionary projects that are required by law or regulation or to maintain the physical integrity of existing assets. These projects include, among others, operational and environmental projects at the refinery and exploration and production operations, multiple pump dispensers and card readers for the retail operations and informational system enhancements to improve all operations. The remaining budget of $29.5 million is for discretionary projects to sustain or enhance the current level of operations or to grow or increase earnings on existing or new business. The primary projects in this category include the acquisition and development of oil and gas properties, drilling and improvement of current exploration and production holdings and the acquisition, construction, rebuilding and remodeling of retail units.

     The amount of these budgeted discretionary projects that are actually undertaken in 1995 will depend on, among other things, identifying acceptable acquisitions, general business conditions and results of operations. All of the budgeted capital projects undertaken are expected to be funded from working capital. Working capital, including that necessary for capital expenditures and debt service will be funded through cash generated from operating activities, existing cash and marketable securities balances and, if necessary, future borrowings. Future liquidity, both short and long-term, will continue to be primarily dependent on producing and selling sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses.

     Although the Company is not currently aware of any pending circumstances which would change these capital budget expectations, changes in the tax laws, the imposition of any changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. In addition, the Company continues to investigate other strategic acquisitions, including the possibility of acquiring an additional refinery, and other capital improvements to its existing facilities. The Company is also actively pursuing the possible sale or exchange of non-strategic or underperforming assets.

     Much of the capital currently planned to be spent by the Company for environmental compliance is integrally related to operations or to operationally required projects, and the Company does not specifically identify capital expenditures related to such projects on the basis of environmental as opposed to economic purposes. However, with respect to capital expenditures budgeted primarily to satisfy environmental regulations, it is estimated that approximately $0.6 million, $5.0 million and $6.6 million was spent in 1994, 1993 and 1992, respectively, and $1.3 million is expected to be spent in 1995. With respect to the Company's operating expenses for environmental compliance, while records are not kept specifically identifying or allocating such expenditures, management believes that the Company incurs significant operating expense for such purposes.

CAPITAL STRUCTURE
-----------------
     At December 31, 1994, and December 31, 1993, the Company's long-term debt was 51% and 53% of total capital, respectively. The decrease is the result of an increase in retained earnings and a decrease in long-term debt.

     The Company's capital structure includes $100 million of 10 year 9 3/4% senior subordinated notes ("Notes"). Repayment of the Notes is jointly and severally guaranteed on an unconditional basis by the Company's direct and indirect wholly-owned subsidiaries, subject to a limitation designed to ensure that such guarantees do not constitute a fraudulent conveyance. Except as otherwise allowed in the Indenture pursuant to which the Notes were issued, there are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. General provisions of applicable State law, however, may limit the ability of any subsidiary to pay dividends or make distributions to the Company in certain circumstances.

     The Company has a $20.0 million uncommitted line of credit available to support the issuance of letters of credit in the ordinary course of business. At December 31, 1994, there were approximately $13.6 million in irrevocable letters of credit outstanding under this arrangement. This uncommitted line of credit is subject to a negative pledge on working capital.

     On April 15, 1994, the Company's Board of Directors authorized the repurchase of up to 5% or approximately 600,000 shares of the Company's common stock. On October 5, 1994, the Board of Directors voted to increase the number of shares authorized to be repurchased to 1,000,000 shares, or approximately 8% of all outstanding shares. These purchases may be made over the next year from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. Through the end of the year, the Company had repurchased 202,300 shares of its common stock for approximately $1.7 million at a weighted average cost of $8.16 per share, including commissions. As of February 28, 1995, the Company had repurchased an additional 276,200 shares at a weighted average cost of $8.30 per share, including commissions. These shares are being treated as treasury shares.

     Any repurchased shares would be available for a variety of corporate purposes. The number of shares actually repurchased will be dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. The Company may suspend or discontinue the program at any time without notice.

     On January 9, 1995, the Company's Board of Directors declared a common stock dividend of $0.05 per share payable to stockholders of record on January 23, 1995. This dividend was paid on February 3, 1995. This was the first dividend paid since the Company suspended its regular quarterly dividend in November 1991. On March 2, 1995, the Company's Board of Directors declared another common stock dividend of $0.05 per share payable to stockholders of record on April 24, 1995, with payment to be made May 5, 1995. Future dividends, if any, are subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors.

OTHER
-----
     Federal, state and local laws and regulations relating to health and the environment affect nearly all of the operations of the Company. As is the case with all companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits involving environmental matters. These matters involve alleged soil and water contamination, air pollution and personal injuries or property damage allegedly caused by exposure to hazardous materials manufactured, handled or used by the Company. Future expenditures related to health and environmental matters cannot be reasonably quantified in many circumstances due to the speculative nature of remediation and clean-up cost estimates and methods, the imprecise and conflicting data regarding the hazardous nature of various types of waste, the number of other potentially responsible parties involved, various defenses which may be available to the Company and changing environmental laws and interpretations of environmental laws.

     It is expected that rules and regulations implementing federal, state and local laws relating to health and the environment will continue to affect the operations of the Company. The Company cannot predict what additional health or environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or enforced with respect to products or activities of the Company. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could have an adverse effect on the financial position and the results of operations of the Company and could require substantial expenditures by the Company for the installation and operation of pollution control systems and equipment not currently possessed by the Company.

     In May 1991, the EPA notified the Company that it may be a potentially responsible party for the release, or threatened release, of hazardous substances, pollutants or contaminants at the Lee Acres Landfill, which is adjacent to the Company's Farmington refinery which was operated until 1982. At the present time, the Company is unable to determine the extent of its potential liability, if any, in the matter. In 1989, a consultant to the Company estimated, based on various assumptions, that the Company's share of potential liability could be approximately $1.2 million. This figure was based upon the consultant's evaluation of such factors as available clean-up technology, BLM's involvement at the site and the number of other entities that may have had involvement at the site. The consultant, however, did not conduct an analysis of the Company's potential legal defenses and arguments including possible setoff rights. Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs at a site even though the party was responsible for only a small part of such costs. Actual liability, if any, may differ significantly from the consultant's estimate. In addition, the Company is remediating a free-phase hydrocarbon plume that extends approximately 1,000 feet south of the Farmington refinery.

     In 1994, the Company established an environmental liability accrual for approximately $1.4 million relating to ongoing environmental projects, including the remediation of the free-phase hydrocarbon plume described above. In late 1994, the Company accrued an additional $0.3 million relating to hydrocarbon contamination on
5.5 acres the Company owns in Bloomfield, New Mexico. At December 31, 1994, the balance of the accrual was approximately $1.6 million and was recorded in the current and long-term sections of the Company's consolidated balance sheet.

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

     The Company uses the full cost method of accounting for oil and gas activities. Under this method, the Company is required to write down capitalized costs, adjusted for accumulated amortization and related deferred income taxes, if those costs exceed a "cost ceiling." This "cost ceiling" is determined by calculating the value of the Company's estimated reserves utilizing, among other things, the price of crude oil and natural gas at the end of each quarter. During periods of declining prices and reserves, the Company may be required to write down these capitalized costs due to impairment in value. At December 31,1994, the Company's adjusted capitalized costs and the "cost ceiling" were approximately the same. Whether or not a writedown will be necessary in the future depends upon future prices and reserve volumes.

     The Company is in the process of completing its insurance claims for reimbursement under its business interruption policies as the claims relate to the accident that occurred at the refinery in July 1994. The Company has accrued $1.4 million as a preliminary estimate of expected reimbursement under these policies. The Company expects to reach final settlement with the insurance companies during the second quarter of 1995.

     Due in part to a decision to accumulate raw material inventory during periods of reduced production such as those resulting from a major maintenance project at the refinery in early 1994 and an accident in July 1994, and due in part to better than forecasted receipts of crude oil from the field, the Company's inventories of crude oil have increased to approximately 763,000 barrels as of December 31, 1994. Based on projections of local crude oil availability from the field, current levels of usage of Alaska North Slope crude oil ("ANS"), and the Company's inventory levels, the Company believes an adequate crude oil supply will be available, without the use of additional supplemental supply alternatives, to sustain refinery operations at planned levels into the first quarter of 1996.

     Because exploration and production activity has been at a relatively low level over the last few years, total crude oil production in the Four Corners area currently reflects the trend of normal depletion of reservoirs without the supplements of significant new discoveries. The Company believes that local crude oil supply currently approximates 95% of aggregate local crude oil demand. The Company is currently able to supplement local crude oil supplies with ANS and other alternate grades of crude oil through its gathering systems' interconnection with the Four Corners and Texas-New Mexico common carrier pipeline systems and by truck or rail. Generally, such crude oil is of lesser quality than locally available crude oils, and, with the exception of ANS, the Company believes such crude oil generally has a delivered cost greater than that of locally available crude oil.

     In response to the decline in local crude oil production, the Company has evaluated, and will continue in the future to evaluate, supplemental crude oil supply alternatives on both a short-term and long-term basis. Among other alternatives, the Company has considered making equipment modifications to the refinery to increase its ability to use ANS crude oil from its current level of approximately 1,000 barrels per day and has considered the installation of additional rail facilities to enable the Company to provide the incremental crude oil to supplement local supply sources when required in the most cost effective manner available. In addition, the Company has considered, and has in fact entered into, additional long-term agreements with local crude oil suppliers to provide additional security for the Company's local supply sources.

     As additional supplemental crude oil becomes necessary, the Company intends to implement one or more of these available alternatives as necessary and as is most advantageous under the then prevailing conditions. The Company currently believes that the most desirable strategy to supplement local crude oil supplies, on a long-term basis, is the delivery of supplemental crude oil from outside of the Four Corners area by pipeline. Implementation of supplemental supply alternatives will result in additional raw material costs, operating costs, capital costs, or a combination thereof in amounts which are not presently ascertainable by the Company but which will vary depending on factors such as the specific alternative implemented, the quantity of supplemental crude oil required, and the date of implementation. Implementation of some supply alternatives requires the consent or cooperation of third parties and other considerations beyond the control of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Giant Industries, Inc.
Scottsdale, Arizona

     We have audited the accompanying consolidated balance sheets of Giant Industries, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Giant Industries, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 6, 1995

               GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                                  December 31,
                                             ---------------------
                                                1994        1993
                                             ---------   ---------
                                                (In thousands)
ASSETS

Current assets:
  Cash and cash equivalents                  $  12,597   $  19,807
  Marketable securities                         35,631      36,146
  Receivables:
     Trade, less allowance for doubtful
        accounts of $546,000 and $429,000       15,880      14,236
     Income tax refunds                          2,144         254
     Other                                       4,488         846
                                             ---------   ---------
                                                22,512      15,336
  Inventories                                   32,270      23,341
  Prepaid expenses and other                     2,476       3,571
  Deferred income taxes                          2,490       3,749
                                             ---------   ---------
     Total current assets                      107,976     101,950
                                             ---------   ---------
Property, plant and equipment                  306,717     292,519
  Less accumulated depreciation,
     depletion and amortization               (143,801)   (130,276)
                                             ---------   ---------
                                               162,916     162,243
Other assets                                    14,675      15,106
                                             ---------   ---------
                                             $ 285,567   $ 279,299
                                             =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt          $   4,107   $   3,035
  Accounts payable                              20,707      14,883
  Accrued expenses                              17,591      19,725
                                             ---------   ---------
     Total current liabilities                  42,405      37,643
                                             ---------   ---------
Long-term debt, net of current portion         116,090     117,270
Deferred income taxes                           13,752      15,850
Other liabilities                                3,630       2,622
Stockholders' equity:
  Preferred stock, par value,
     $.01 per share, 10,000,000 shares
     authorized, none issued
  Common stock, par value $.01 per share,
     50,000,000 shares authorized,
     12,187,629 and 12,192,770
     shares issued                                 122         122
  Additional paid-in capital                    72,373      72,417
  Retained earnings                             40,373      35,852
  Unearned employee benefits
     related to ESOP                              (514)     (1,347)
  Unearned compensation related to
     restricted stock                             (614)     (1,130)
  Unrealized loss on securities
     available-for-sale, net                      (398)
                                             ---------   ---------
                                               111,342     105,914
  Less common stock in treasury-at
     cost, 202,300 shares                       (1,652)
                                             ---------   ---------
                                               109,690     105,914
                                             ---------   ---------
                                             $ 285,567   $ 279,299
                                             =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year Ended December 31,
                                                 ----------------------------------------------
                                                    1994              1993             1992
                                                 -----------       -----------      -----------
                                                 (In thousands except shares and per share data)
Net revenues                                     $   293,458       $   315,757      $   304,833
Cost of products sold                                193,359           207,767          216,757
                                                 -----------       -----------      -----------
Gross margin                                         100,099           107,990           88,076

Operating expenses                                    53,884            48,884           44,124
Selling, general and administrative expenses          11,930            13,642           11,875
Depreciation, depletion and amortization              15,040            15,637           17,203
Reduction of carrying value of crude oil
  and natural gas properties                           3,395            15,511           13,800
                                                 -----------       -----------      -----------
Operating income                                      15,850            14,316            1,074

Interest expense                                     (11,805)           (5,765)          (7,700)
Interest and investment income                         1,733             1,486              582
                                                 -----------       -----------      -----------
Earnings (loss) before income taxes and
  extraordinary item                                   5,778            10,037           (6,044)

Provision (benefit) for income taxes                   1,257             3,772           (3,627)
                                                 -----------       -----------      -----------
Earnings (loss) before extraordinary item              4,521             6,265           (2,417)

Extraordinary loss on early extinguishment
  of debt, net of income tax benefit of $252                              (384)
                                                 -----------       -----------      -----------
Net earnings (loss)                              $     4,521       $     5,881      $    (2,417)
                                                 ===========       ===========      ===========
Earnings (loss) per common share:
  Earnings (loss) before extraordinary item      $      0.37       $      0.51      $     (0.20)
  Extraordinary loss                                                     (0.03)
                                                 -----------       -----------      -----------
  Net earnings (loss)                            $      0.37       $      0.48      $     (0.20)
                                                 ===========       ===========      ===========

Weighted average number of shares outstanding     12,127,481        12,225,177       12,231,365
                                                 ===========       ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                 GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  Unearned
                                                                      Unearned    compen-    Unrealized
                              Common stock                            employee     sation     loss on                      Total
                            -----------------  Additional             benefits   related to  securities   Treasury Stock   stock-
                              Shares     Par    paid-in    Retained  related to  restricted  available-  ----------------  holders'
                              issued    value   capital    earnings     ESOP        stock     for-sale   Shares    Cost    equity
                            ----------  -----  ----------  --------  ----------  ----------  ----------  -------  ------- --------
                                                          (In thousands except number of shares)
Balances, January 1, 1992   12,231,386   $122   $72,839    $32,388    $(2,897)    $(2,651)                                 $ 99,801
Benefits allocated to
  employees by ESOP                                                       650                                                   650
Compensation related to
  restricted stock awards                                                             568                                       568
Restricted stock award
  shares forfeited              (7,618)             (75)                               75
Net loss                                                    (2,417)                                                          (2,417)
                            ----------   ----   -------    -------    -------     -------      -----     -------  -------  --------
Balances, December 31, 1992 12,223,768    122    72,764     29,971     (2,247)     (2,008)                                   98,602
Stock options exercised          3,700               37                                                                          37
Benefits allocated to
  employees by ESOP                                                       900                                                   900
Compensation related to
  restricted stock awards                                                             494                                       494
Restricted stock award
  shares forfeited             (34,698)            (384)                              384
Net earnings                                                 5,881                                                            5,881
                            ----------   ----   -------    -------    -------     -------      -----     -------  -------  --------
Balances, December 31, 1993 12,192,770    122    72,417     35,852     (1,347)     (1,130)                                  105,914
Purchase of treasury stock                                                                               202,300  $(1,652)   (1,652)
Stock options exercised            500                3                                                                           3
Benefits allocated to
  employees by ESOP                                                       833                                                   833
Compensation related to
  restricted stock awards                                                             469                                       469
Restricted stock award
  shares forfeited              (5,641)             (47)                               47
Unrealized loss on
  securities available-
  for-sale                                                                                     $(398)                          (398)
Net earnings                                                 4,521                                                            4,521
                            ----------   ----   -------    -------    -------     -------      -----     -------  -------  --------
Balances, December 31, 1994 12,187,629   $122   $72,373    $40,373    $  (514)    $  (614)     $(398)    202,300  $(1,652) $109,690
                            ==========   ====   =======    =======    =======     =======      =====     =======  =======  ========

The accompanying notes are an integral part of these consolidated financial statements.

                              GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                  ------------------------------------
                                                                     1994          1993         1992
                                                                  ---------      --------     --------
                                                                             (In thousands)
Cash flows from operating activities:
  Net earnings (loss)                                             $   4,521     $   5,881     $ (2,417)
  Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
     Reduction of carrying value of oil and gas properties            3,395        15,511       13,800
     Depreciation, depletion and amortization                        15,040        15,637       17,203
     Deferred income taxes                                             (583)       (5,189)      (6,416)
     Restricted stock award compensation                                469           494          568
     Extraordinary loss on extinguishment of debt                                     384
     Gain on involuntary conversion of refinery assets                 (533)
     Proceeds from settlement of interest rate swap agreement                       1,514
     Increase (decrease) in other liabilities                         1,019        (1,190)
     Other                                                              344            37          186
     Changes in operating assets and liabilities:
       (Increase) decrease in receivables                            (7,176)       (1,565)       3,268
       (Increase) decrease in inventories                            (8,929)        1,458       (3,584)
       Decrease (increase) in prepaid expenses and other              1,095        (1,781)         198
       Increase (decrease) in accounts payable                        5,824        (3,122)      (1,789)
       (Decrease) increase in accrued expenses                       (2,134)        9,494          886
                                                                  ---------      --------     --------
Net cash provided by operating activities                            12,352        37,563       21,903
                                                                  ---------      --------     --------
Cash flows from investing activities:
  Purchases of property, plant and equipment
     and other assets                                               (21,025)      (13,567)     (10,781)
  Proceeds from sale of property, plant and
     equipment and other assets                                       5,679           509        5,409
  Insurance proceeds from involuntary conversion of
     refinery assets                                                    438
  Purchase of ESOP loan from bank                                                  (1,347)
  Payments received on ESOP loan                                        833
  Purchases of marketable securities                               (101,562)      (57,109)
  Proceeds from sales and maturities of marketable securities       100,849        20,963
                                                                  ---------      --------     --------
Net cash used in investing activities                               (14,788)      (50,551)      (5,372)
                                                                  ---------      --------     --------
Cash flows from financing activities:
  Proceeds of long-term debt                                                      100,000
  Payments of long-term debt                                         (3,025)      (73,885)     (15,185)
  Purchase of treasury stock                                         (1,652)
  Deferred financing costs                                             (100)       (2,199)
  Proceeds from exercise of stock options                                 3            37
                                                                  ---------      --------     --------
Net cash (used in) provided by financing activities                  (4,774)       23,953      (15,185)
                                                                  ---------      --------     --------
Net (decrease) increase in cash and cash equivalents                 (7,210)       10,965        1,346
Cash and cash equivalents:
  Beginning of year                                                  19,807         8,842        7,496
                                                                  ---------      --------     --------
  End of year                                                     $  12,597      $ 19,807     $  8,842
                                                                  =========      ========     ========

Noncash Investing and Financing Activities. For the year ended
December 31, 1994, a portion of the acquisition price of nine retail units was seller financed for $2,917,000.

The accompanying notes are an integral part of these consolidated financial statements.

                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

   Giant Industries, Inc. ("Giant" or the "Company") was organized to combine the refining and marketing business of Giant Industries Arizona, Inc. ("Giant Arizona") with the exploration and production business of Hixon Development Company ("Hixon") through a merger in December 1989 in which Giant Arizona and Hixon became wholly-owned subsidiaries of the Company. In conjunction with the merger, the Company completed its initial public offering. In 1990, Hixon was renamed Giant Exploration & Production Company ("Giant E&P").

DESCRIPTION OF BUSINESS

   The Company operates primarily as an independent refiner and marketer of petroleum products and also engages in the exploration for and the acquisition, development and production of crude oil, condensate and natural gas primarily in New Mexico, Kansas and Oklahoma. The Company has one operating refinery in New Mexico with a crude oil throughput capacity of 20,800 barrels per day and total capacity including natural gas liquids of 26,000 barrels per day.

   Its principal business is the refining of crude oil into petroleum products which are sold through branded retail outlets as well as through distributors, industrial/commercial accounts and major oil companies. The Company also operates an ethanol production plant which supplies ethanol for blending at the Company's refinery as well as for sale to third party customers. As an adjunct to its retail outlets, the Company sells merchandise through stores.

PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of Giant and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

NET REVENUES

   Revenues are recognized from sales when product ownership is transferred to the customer. Excise and other similar taxes are excluded from net revenues.

STATEMENTS OF CASH FLOWS

   All highly liquid instruments with an original maturity of three months or less are considered to be cash equivalents.

FUTURES CONTRACTS

   The Company periodically enters into futures contracts to hedge its exposure to price fluctuations on crude oil and refined products. Gains and losses on hedge contracts are deferred and reported as a component of the related transaction. For the purposes of the Statement of Cash Flows, hedging transactions are considered to be operating activities.

INTEREST RATE SWAPS

   Commencing in 1991, interest rate management techniques such as swaps and caps were entered into in order to effectively manage and reduce net interest expense. Periodic net settlements on swap transactions are reported as an adjustment to net interest expense.

MARKETABLE SECURITIES

   Marketable securities, all of which are available-for-sale, consisting of taxable corporate bonds, non-taxable municipal bonds and variable rate preferred stocks are stated at fair value. Fair value is estimated based on quoted market prices. Marketable securities are managed as part of the Company's short-term cash management program.

CONCENTRATION OF CREDIT RISK

   Credit risk with respect to customer receivables is concentrated in a small geographic area in which the Company operates and relates to customers in the oil and gas industry. To minimize this risk, the Company performs ongoing credit evaluations of its customers' financial position and requires collateral, such as letters of credit, in certain circumstances.

INVENTORIES

   Inventories are stated at the lower of cost or market. Costs for crude oil and refined products produced by the refinery are determined by the last-in, first-out ("LIFO") method. Costs for exchange and terminal refined products and shop supplies are determined by the first-in, first-out ("FIFO") method. Costs for merchandise inventories are determined by the retail inventory method.

PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are stated at cost and, except for oil and gas properties, are depreciated on the straight-line method over their respective estimated useful lives. The estimated useful lives for the various categories of property, plant and equipment are:

     Oil and gas properties      Units of production
     Buildings and improvements           7-30 years
     Machinery and equipment              7-24 years
     Pipelines                              30 years
     Furniture and fixtures               2-15 years
     Vehicles                              3-7 years

   The full cost method of accounting is followed for oil and gas properties. Under this method of accounting, the cost of unsuccessful as well as successful exploration and development activities are capitalized as oil and gas properties.

   The sum of net capitalized costs and estimated future development and dismantlement costs is amortized over the production of proved reserves using the units of production method. Depreciation, depletion and amortization per equivalent barrel of production sold for the years ended December 31, 1994, 1993 and 1992 was $5.32, $7.50, and $6.31, respectively, excluding the effect of the Company's writedown of oil and gas properties. Excluded from amounts subject to amortization are costs associated with unevaluated properties of $1,551,000 and $2,973,000 at December 31, 1994 and 1993, respectively, until proved reserves associated with the properties have been determined or impairment occurs. Net capitalized costs exceeding the estimated present value of future cash inflows from proved oil and gas reserves reduced by estimated future operating expenses and development expenditures are charged to current operations. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant oil and gas reserves are involved.

   Routine maintenance, repairs and replacement costs are charged against earnings as incurred. Turnaround costs, which consist of complete shutdown and inspection of significant units of the refinery at intervals of two or more years for necessary repairs and replacements, are deferred and amortized over the period until the next expected shutdown. Expenditures which materially increase values, expand capacities or extend useful lives are capitalized. Interest expense is capitalized as part of the cost of constructing major facilities and equipment.

TREASURY STOCK

   In 1994, the Company's Board of Directors authorized the repurchase of 1,000,000 shares of the Company's common stock, or approximately 8% of all outstanding shares. These purchases may be made over the next year from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. Through the end of the year, the Company had repurchased 202,300 shares at a cost of approximately $1,652,000. These shares are being treated as treasury shares.

ENVIRONMENTAL EXPENDITURES

   Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study.

INCOME TAXES

   The provision (benefit) for income taxes is based on earnings
(loss) reported in the financial statements. Deferred income taxes are provided on temporary differences between reported earnings and taxable income.

EARNINGS (LOSS) PER COMMON SHARE

   Earnings (loss) per common share is computed on the weighted average number of shares of common stock outstanding during each period. The exercise of outstanding stock options would not result in a material dilution of earnings per share.

RECLASSIFICATIONS

   Certain reclassifications have been made to the 1993 and 1992 financial statements to conform to the statement classifications used in 1994, including selling, general and administrative expenses and depreciation, depletion and amortization previously included in cost of products sold and operating expenses.

NOTE 2--MARKETABLE SECURITIES

     On January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the classification of securities at acquisition into one of three categories: held-to-maturity, available-for-sale, or trading--with different reporting requirements for each classification. All of the Company's marketable securities are classified as available-for-sale.

     Securities that are being held for indefinite periods of time, including those securities which may be sold in response to needs for liquidity are classified as available-for-sale. At December 31, 1994, the Company's marketable securities had a fair value of $35,631,000. A valuation allowance of $654,000 was recorded in 1994 to reduce the carrying value of the portfolio to estimated fair value and the after-tax adjustment necessary to mark the securities to market reduced stockholders' equity by $398,000. This adjustment had no effect on the current results of operations. A summary of the Company's securities is as follows:

                                                                   December 31, 1993
                               December 31, 1994                   -----------------
                 ------------------------------------------------      Cost Which
                                Gross       Gross                     Approximates
                   Amortized  Unrealized  Unrealized  Estimated        Estimated
                      Cost      Gains       Losses    Fair Value       Fair Value
                   ---------  ----------  ----------  ----------   ----------------
                                  (In thousands)

Obligations of
  states and
  political
  subdivisions     $  34,270  $        2  $    (236)  $   34,036      $  29,076
Corporate debt
  securities              55                                  55          3,200
Equity securities      1,960                   (420)       1,540          3,870
                   ---------  ----------  ----------  ----------      ---------
                   $  36,285  $        2  $    (656)  $   35,631      $  36,146
                   =========  ==========  ==========  ==========      =========

     Contractual maturities of securities, other than equity securities, at December 31, 1994 are as follows:

                                  Amortized      Estimated
                                     Cost        Fair Value
                                  ---------      ----------
                                       (In thousands)
Due in
  1995                            $ 28,080       $ 27,928
  1996                               6,245          6,163
                                  --------       --------
                                  $ 34,325       $ 34,091
                                  ========       ========

Actual maturities may differ from contractual maturities because the borrowers have the right to call or prepay certain obligations, sometimes without call or prepayment penalties.

An analysis of the caption "Unrealized loss on securities available-for-sale, net" in the Consolidated Balance Sheet is as follows:

                                                (In thousands)*
Unrealized loss on securities available-
  for-sale, January 1, 1994--adoption
  of SFAS No. 115                               $         0
Net change in unrealized loss,
  due principally to higher interest rates             (398)
                                                -----------
Unrealized loss on securities available-
  for-sale, December 31, 1994                   $      (398)
                                                ===========

*(These amounts have been tax effected.)

     Included in the Company's investment portfolio is $2,000,000 of Orange County, California Tax and Revenue Anticipation Notes due July 28, 1995. Orange County filed for bankruptcy on December 6, 1994. The Company has written this investment down by $200,000 as of December 31, 1994, to reflect an other than temporary impairment.

     In recording gains and losses on the sale of marketable securities, cost is determined using specific identification. Such gains and losses are nominal for all years presented.

NOTE 3--ACCOUNTING CHANGE:

     During the fourth quarter of 1992, the Company extended the service lives of certain refinery equipment from 16 to 24 years. The effect of this change in estimate was to increase net earnings by $1,164,000 or $0.10 per share for 1994 and 1993 and $270,000 or $0.02 per share for 1992.

NOTE 4--INVENTORIES:

     Inventories consist of the following:

                                                        December 31,
                                                    -------------------
                                                     1994        1993
                                                    -------     -------
                                                       (In thousands)
First-in, first-out ("FIFO") method:
  Crude oil                                         $13,611     $ 4,820
  Refined products                                   11,054      10,607
  Refinery and shop supplies                          5,705       5,372
Retail method:
  Merchandise                                         2,428       2,495
                                                    -------     -------
     Subtotal                                        32,798      23,294
Allowance for last-in, first-out ("LIFO") method       (528)      3,747
Allowance for lower of cost or market                            (3,700)
                                                    -------     -------
     Total                                          $32,270     $23,341
                                                    =======     =======


     The Company uses the LIFO method of inventory valuation. The portion of inventories valued on a LIFO basis totaled $21,717,000 and $12,699,000 at December 31, 1994 and 1993, respectively. The following data will facilitate comparison with operating results of companies using the FIFO method.

     If inventories had been determined using the FIFO method at December 31, 1994, 1993 and 1992, net earnings and earnings per share for the years ended December 31, 1994, 1993 and 1992 would have been higher (lower) by $357,000 and $0.03, $237,000 and $0.02 and
($191,000) and ($0.02), respectively.

NOTE 5--PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment, at cost, consist of the following:

                                                       December 31,
                                                  ----------------------
                                                     1994         1993
                                                  ---------    ---------
                                                      (In thousands)
Land and improvements                             $  21,188    $  20,789
Oil and gas properties                               79,939       76,309
Buildings and improvements                           52,044       51,259
Machinery and equipment                             120,666      114,263
Pipelines                                             8,426        8,153
Furniture and fixtures                               14,618       15,642
Vehicles                                              5,442        4,645
Construction in progress                              4,394        1,459
                                                  ---------    ---------
   Subtotal                                         306,717      292,519
Accumulated depreciation, depletion
   and amortization                                (143,801)    (130,276)
                                                  ---------    ---------
      Total                                       $ 162,916    $ 162,243
                                                  =========    =========

NOTE 6--ACCRUED EXPENSES:

     Accrued expenses are comprised of the following:

                                                        December 31,
                                                    -------------------
                                                     1994        1993
                                                    -------     -------
                                                       (In thousands)
Interest                                            $ 1,285     $   836
Income taxes                                            486       1,950
Environmental-current portion (see Note 14)             484       2,403
Management incentive bonus                              300       2,475
Excise taxes                                          5,952       5,376
Other                                                 9,084       6,685
                                                    -------     -------
     Total                                          $17,591     $19,725
                                                    =======     =======

NOTE 7--LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                         December 31,
                                                    ---------------------
                                                      1994         1993
                                                    --------     --------
                                                       (In thousands)
9 3/4% senior subordinated notes, due
   2003, interest payable semi-annually             $100,000     $100,000
10.91% senior unsecured note, due 1994 to
   1999, interest payable quarterly                   11,250       13,750
Notes payable to others, collateralized
   by real estate, 9% to 11%, due 1994
   to 2010, interest payable monthly or
   annually                                            4,594        5,088
8% secured promissory note, due 1995 to
   1997, interest payable quarterly                    2,917
Other                                                  1,436        1,467
                                                    --------     --------
      Subtotal                                       120,197      120,305
Less current portion                                  (4,107)      (3,035)
                                                    --------     --------
      Total                                         $116,090     $117,270
                                                    ========     ========

     The Indenture supporting the 9 3/4% senior subordinated notes ("Notes") contains certain covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, incur or guarantee debt, pay dividends, sell certain assets or subsidiary stock, engage in certain mergers, engage in certain transactions with affiliates or alter the Company's current line of business. At December 31, 1994, the Company was in compliance with these covenants. In addition, the Company is, subject to certain conditions, obligated to offer to purchase a portion of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, the Company will be required to offer to purchase all of the Notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At December 31, 1994, retained earnings available for dividends under the terms of the Indenture was approximately $13,800,000.

     The 10.91% senior unsecured note is due to The Prudential Insurance Company of America ("Prudential") and the related agreement includes certain covenants, determined on a FIFO inventory basis, that require the Company to maintain a minimum net worth and working capital; places certain restrictions on, while not precluding, the purchase or redemption of the Company's capital stock, payment of dividends and payments of subordinated debt and interest; limits the dollar amount of new operating leases; and specifies certain conditions for new long-term debt obligations. At December 31, 1994, the Company was in compliance with these covenants. The remaining balance is payable in nine semi-annual installments of $1,250,000 through 1999.

     On March 1, 1994, the Company issued a $2,917,000, 8% promissory note as part of the purchase price of nine service stations. The principal is due in three equal annual installments with the first payment due on March 1, 1995. Interest is payable quarterly.

     At December 31, 1994, there was a $20,000,000 uncommitted credit facility in place with a major bank to support the issuance of letters of credit. At that date, the Company had $13,621,000 of irrevocable letters of credit outstanding under this arrangement. This uncommitted line of credit is subject to a negative pledge on working capital.

     In 1994 and 1993, the Company's interest expense was reduced by approximately $288,000 and $1,304,000, respectively, as a result of amortizing the proceeds received from a terminated interest rate swap agreement. At December 31, 1994, there was approximately $606,000 of deferred swap proceeds to be amortized over the remaining term of the 10.91% Prudential note.

     Aggregate annual maturities of long-term debt as of December 31, 1994 are: 1995 - $4,107,000; 1996 - $4,178,000; 1997 - $4,257,000;
1998 - $3,153,000; 1999 - $3,346,000; and all years thereafter -
$101,156,000.

NOTE 8--FINANCIAL INSTRUMENTS AND HEDGING ACTIVITY:

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS
No. 107, "Disclosures About Fair Value of Financial Instruments" and SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

     The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                      December 31,
                                       ------------------------------------------
                                               1994                 1993
                                       --------------------  --------------------
                                       Carrying  Estimated   Carrying  Estimated
                                        Amount   Fair Value   Amount   Fair Value
                                       --------  ----------  --------  ----------
                                                  (In thousands)
Balance Sheet--Financial
  Instruments:
    Assets:
      Marketable securities            $ 35,631   $ 35,631   $ 36,146   $ 36,146
    Liabilities:
      Fixed rate long-term debt        $120,068   $106,854   $120,152   $118,751

     The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair values due to the short-term maturities of these instruments. Variable rate long-term debt instruments are estimated to approximate fair values as rates are tied to short-term indices.

MARKETABLE SECURITIES

     The fair value of marketable securities was determined based on quoted market prices from various brokers. See Note 2.

FIXED RATE LONG-TERM DEBT

     The fair value of fixed rate long-term debt was estimated by discounting future cash flows using rates estimated to be currently available for debt of similar terms and remaining maturities.

HEDGING ACTIVITIES

     The Company purchases crude oil futures contracts to reduce price volatility and to lock-in margins in its refining and marketing operations. In addition, the Company uses forward grain purchase contracts and options to reduce price volatility on and to secure grain supplies for its ethanol production operations. These contracts permit settlement by delivery of commodities and, therefore, are not financial instruments, as defined by SFAS No. 105. The Company uses these contracts in its hedging activities. At December 31, 1994, the Company's hedging activities had futures contracts maturing in 1995 covering 168,000 barrels of crude oil and grain purchase contracts for approximately 190,000,000 pounds of grain, equating to approximately 90% of grain demand through September of 1995. In addition, options had been purchased on approximately 58,000,000 pounds of the contracted grain commitment. At December 31, 1993, the Company's hedging activities had futures contracts maturing in 1994 covering 395,000 barrels of crude oil and grain purchase contracts maturing in 1994 and 1995 for approximately 146,000,000 pounds of grain. The crude oil futures contracts qualify as hedges, and any gains or losses resulting from market changes will be offset by losses or gains on the Company's hedging contracts. The grain purchase contracts are forward purchase contracts and have the effect of locking-in the Company's grain cost. The options purchased will allow the Company to participate in the market if grain prices drop significantly. Gains and losses on hedging contracts are deferred and reported as a component of the related transaction. Net deferred gains (losses) for the Company's petroleum hedging activities were approximately $17,000 and $(476,000) at December 31, 1994 and 1993, respectively.

     The Company is exposed to loss in the event of nonperformance by the other parties to these contracts. However, the Company does not anticipate nonperformance by the counterparties.

NOTE 9--INCOME TAXES:

     The provision (benefit) for income taxes is comprised of the following:

                                       Year Ended December 31,
                                  -------------------------------
                                   1994        1993        1992
                                  -------     -------     -------
                                           (In thousands)
Current:  Federal                 $ 1,547     $ 6,750     $ 2,765
          State                       294       2,211          24
Deferred: Federal                    (881)     (3,952)     (6,159)
          State                       297      (1,237)       (257)
                                  -------     -------     -------
                                  $ 1,257     $ 3,772     $(3,627)
                                  =======     =======     =======

     Income taxes paid in 1994, 1993 and 1992 were $5,379,000, $6,672,000 and $3,803,000, respectively.

     A reconciliation of the difference between the provision
(benefit) for income taxes and income taxes at the statutory U.S.
federal income tax rate is as follows:

                                       Year Ended December 31,
                                  -------------------------------
                                   1994        1993        1992
                                  -------     -------     -------
                                           (In thousands)
Income taxes (benefit) at
   statutory U.S. federal
   income tax rate                $ 2,022     $ 3,513     $(2,055)
Increase (decrease) in taxes
   resulting from:
   State taxes, net                   351         643        (154)
   Statutory rate change related
      to deferred income taxes                    642
   General business credits, net     (802)       (888)       (932)
   Federal tax credits from
      nonconventional fuel           (560)       (742)     (1,181)
   Other, net                         246         604         695
                                  -------     -------     -------
                                  $ 1,257     $ 3,772     $(3,627)
                                  =======     =======     =======

     Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes. The tax effected temporary differences and credit carryforwards which comprise deferred taxes are as follows:

                                      December 31, 1994                December 31, 1993
                                ------------------------------   ------------------------------
                                 Assets  Liabilities   Total      Assets  Liabilities   Total
                                -------  -----------  --------   -------  -----------  --------
                                        (In thousands)                   (In thousands)
Nondeductible accruals for
   uncollectible receivables    $   217               $    217    $  170               $    170
Insurance accruals                  716                    716       556                    556
Insurance settlements               597                    597       954                    954
Other nondeductible accruals        382                    382       180                    180
Inventory costs capitalized
   for income tax purposes          323                    323       420                    420
Nondeductible accrual for
   lower of cost or market
   adjustment on inventory                                         1,469                  1,469
Nondeductible writedown of
   marketable securities            255                    255
                                -------   --------    --------    ------   --------    --------
      Total current               2,490                  2,490     3,749                  3,749
                                -------   --------    --------    ------   --------    --------
Other nondeductible accruals        528                    528       251                    251
Other reserves                      638                    638       638                    638
Restricted stock awards                   $   (179)       (179)            $   (361)       (361)
Operating lease                             (1,061)     (1,061)              (1,114)     (1,114)
Accelerated depreciation,
   depletion and amortization
   including intangible
   drilling costs                          (21,700)    (21,700)             (20,529)    (20,529)
Other                               235         (8)        227       173        (13)        160
Tax credit carryforwards          7,795                  7,795     5,105                  5,105
                                -------   --------    --------    ------   --------    --------
      Total noncurrent            9,196    (22,948)    (13,752)    6,167    (22,017)    (15,850)
                                -------   --------    --------    ------   --------    --------
      Total                     $11,686   $(22,948)   $(11,262)   $9,916   $(22,017)   $(12,101)
                                =======   ========    ========    ======   ========    ========

     At December 31, 1994, the Company had a minimum tax credit carryforward of approximately $5,694,000 available to offset future income taxes payable to the extent regular income taxes payable exceeds alternative minimum taxes payable. Minimum tax credits can be carried forward indefinitely.

     At December 31, 1994, the Company also had approximately $2,101,000 of general business credits available to offset future regular taxes payable. Pursuant to Federal income tax law, these carryover credits must be used before any minimum tax credit carry-forward can be used. Of the total general business credit available, $868,000 will expire in 2008 and $1,233,000 will expire in 2009.

NOTE 10--EMPLOYEE STOCK OWNERSHIP PLAN:

     The Company and its subsidiaries have an Employee Stock Ownership Plan ("ESOP") which is a noncontributory defined contribution plan established primarily to acquire shares of the Company's common stock for the benefit of all eligible employees. The ESOP's assets include 1,534,878 and 1,599,204 shares of the Company's common stock at December 31, 1994 and 1993, respectively. At December 31, 1994 and 1993, 1,460,322 and 1,403,711, respectively, of these shares had been allocated to participants and 74,556 and 195,493, respectively, remained unallocated. Shares are allocated to participants when principal payments are made on the loan discussed below. Allocations to participant accounts are made on a formula based on the ratio that each participant's compensation, during the Plan year, bears to the compensation of all such participants. The Company treats all ESOP shares as outstanding for earnings per share purposes.

     The ESOP originally borrowed $6,500,000 from a bank and purchased shares of the Company's common stock from existing shareholders. The loan was purchased by the Company from the bank in 1993, when the loan had a principal balance of $1,347,000. The loan obligation of the ESOP bears interest at 80% of the prime rate. In 1994, the ESOP made a principal payment of $833,000 leaving a balance of $514,000 due and payable in September 1995. The loan obligation is considered unearned employee benefit expense and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned benefit expense are reduced by the amount of any loan repayments made by the ESOP. Contributions to the ESOP are made at the discretion of the Board of Directors. The Company made contributions of $900,000, $889,000 and $900,000 to the ESOP for 1994, 1993 and 1992, respectively.

NOTE 11--STOCK INCENTIVE PLAN:

     The Company established the 1989 Stock Incentive Plan under which 500,000 shares of the Company's common stock were authorized to be issued to deserving employees in the form of options and/or restricted stock. The Plan is administered by the Compensation Committee of the Board of Directors.

     The following summarizes stock option transactions under this plan:

                                            Number of        Option
Options outstanding at                       Shares          Prices
----------------------                      ---------        ------
January 1, 1992                             200,142      $8.96 to 10.63
   Granted                                   52,000                5.25
                                            -------
December 31, 1992                           252,142       5.25 to 10.63
   Granted                                  113,500                7.75
   Forfeited                                (57,085)      8.96 to 10.63
   Exercised                                 (3,700)      5.25 to 10.63
                                            -------
December 31, 1993                           304,857       5.25 to 10.63
   Granted                                   10,000       9.25 to 10.38
   Forfeited                                 (2,000)               5.25
   Exercised                                   (500)               5.25
                                            -------
December 31, 1994                           312,357      $5.25 to 10.63
                                            =======
Options exercisable at December 31:
   1994                                     154,481      $5.25 to 10.63
   1993                                      85,503       5.25 to 10.63
   1992                                      74,202       8.96 to 10.63

     In 1990, an additional 29,500 shares of restricted stock were granted under this plan of which 8,572 were forfeited in 1993 and 1,286 in 1994. At December 31, 1994, there were 163,801 shares available for future grants.

     Prior to adoption of the 1989 Stock Incentive Plan, the Company granted shares to employees under Restricted Stock Plans as follows:

                                            Shares
                                           ---------
               1989                        124,097*
               1988                        214,447**

  *Net of 21,045 shares forfeited.
 **Net of 33,746 shares forfeited.

     All of the options or restricted stock grants are subject to forfeiture with vesting ranging from 14% to 33% annually beginning one year after the date of grant for restricted stock and exercise dates of stock options. Compensation expense related to restricted stock grants is charged to earnings over the appropriate vesting period.
All options were granted at fair market value at the date of grant and expire on the tenth anniversary of the grant date.

NOTE 12--401(k) PLAN:

     In 1993, the Company adopted a 401(k) retirement plan for its employees. This plan complements the Company's Employee Stock Ownership Plan by allowing the employees to invest on a pre-tax basis in non-Giant stock investments thus diversifying their retirement portfolios. For the year ended December 31, 1994 and 1993, the Company had expensed $189,000 and $109,000, respectively, for matching contributions under this plan.

NOTE 13--INTEREST, OPERATING LEASES AND RENT EXPENSE:

     Interest paid and capitalized for 1994 was $11,644,000 and $0, for 1993 was $4,711,000 and $249,000, and for 1992 was $7,871,000 and
$162,000, respectively.

     The Company is committed to annual minimum rentals under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1994 as follows:

                                        Land, building, machinery
                                          and equipment leases
                                             (In thousands)
                                        -------------------------
1995                                              $1,103
1996                                               2,710
1997                                                 610
1998                                                 550
1999                                                 458
Later years                                          471
                                                  ------
     Total minimum payments required              $5,902
                                                  ======

     Total rent expense was $1,890,000, $1,584,000 and $1,430,000 for
1994, 1993 and 1992, respectively.

NOTE 14--COMMITMENTS AND CONTINGENCIES:

     The Company and certain subsidiaries are defendants to various legal actions. Certain of these pending legal actions involve or may involve compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided adversely. Although the amount of liability at December 31, 1994 with respect to these matters is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial condition or results of operations.

     Federal, state and local laws and regulations relating to health and the environment affect nearly all of the operations of the Company. As is the case with all companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits involving environmental matters. These matters involve alleged soil and water contamination, air pollution and personal injuries or property damage allegedly caused by exposure to hazardous materials manufactured, handled or used by the Company. Future expenditures related to health and environmental matters cannot be reasonably quantified in many circumstances due to the speculative nature of remediation and clean-up cost estimates and methods, the imprecise and conflicting data regarding the hazardous nature of various types of waste, the number of other potentially responsible parties involved, various defenses which may be available to the Company and changing environmental laws and interpretations of environmental laws.

     The United States Environmental Protection Agency notified the Company in May 1991 that it may be a potentially responsible party for the release or threatened release of hazardous substances, pollutants, or contaminants at the Lee Acres Landfill, which is owned by the United States Bureau of Land Management ("BLM") and which is adjacent to the Company's Farmington refinery which was operated until 1982. Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs at a site even though it was responsible for only a small part of such costs. At the present time, the Company is unable to determine the extent of potential liability, if any, in this matter and has made no provision therefore in its financial statements.

     In 1994, the Company established an environmental liability accrual for approximately $1,400,000 relating to ongoing environmental projects, including the remediation of a free-phase hydrocarbon plume at the Company's Farmington Refinery. In late 1994, the Company accrued an additional $250,000 relating to hydrocarbon contamination on 5.5 acres the Company owns in Bloomfield, New Mexico. At
December 31, 1994, the balance of the accrual was approximately $1,600,000, recorded in the current and long-term section of the Company's consolidated balance sheet.

     The Company has received several tax notifications and assessments from the Navajo Tribe relating to crude oil and natural gas removed from properties located outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1,800,000 severance tax assessment issued to Giant Arizona in November 1991. The Company has invoked its appeal rights with the Tribe's Tax Commission in connection with this assessment and intends to vigorously oppose the assessment. It is the Company's understanding that these appeals will be held in abeyance pending further judicial clarification of the Tribe's taxing authority by means of litigation involving other companies. It is possible, however, that the Company's assessments will have to be litigated by the Company before final resolution. The Company may receive further tax assessments before judicial resolution of the Tribe's taxing authority.

NOTE 15--QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                   Year Ended December 31, 1994
                                                -----------------------------------
                                                              Quarter
                                                -----------------------------------
                                                 First    Second    Third   Fourth
                                                -------   -------  -------  -------
                                               (In thousands, except per share data)
Net revenues                                    $63,795   $74,285  $77,461  $77,917
Cost of products sold                            40,881    46,940   53,576   51,962
                                                -------   -------  -------  -------
Gross margin                                     22,914    27,345   23,885   25,955
                                                -------   -------  -------  -------

Operating expenses                               12,631    13,038   14,500   13,715
Selling, general and administrative expenses      2,209     3,545    3,124    3,052
Depreciation, depletion and amortization          3,801     3,896    3,685    3,658
Reduction of carrying value of
  oil and gas properties                                             3,395
Net earnings (loss)                               1,412     2,957   (2,253)   2,405
Net earnings (loss) per common share            $  0.12   $  0.24  $ (0.19) $  0.20

                                                   Year Ended December 31, 1993
                                                -----------------------------------
                                                              Quarter
                                                -----------------------------------
                                                 First    Second    Third   Fourth
                                                -------   -------  -------  -------
                                               (In thousands, except per share data)
Net revenues                                    $77,363   $85,919  $81,878  $70,597
Cost of products sold                            53,412    56,107   52,432   45,816
                                                -------   -------  -------  -------
Gross margin                                     23,951    29,812   29,446   24,781
                                                -------   -------  -------  -------

Operating expenses                               11,273    11,906   12,447   13,258
Selling, general and administrative expenses      3,006     3,566    2,966    4,104
Depreciation, depletion and amortization          3,893     3,917    3,879    3,948
Reduction of carrying value of
  oil and gas properties                                                     15,511
Earnings (loss) before extraordinary item         3,267     6,263    5,005   (8,270)
Earnings (loss) per common share before
  extraordinary item                            $  0.27   $  0.51  $  0.41  $ (0.68)
Net earnings (loss)                               3,267     6,263    5,005   (8,654)
Net earnings (loss) per common share            $  0.27   $  0.51  $  0.41  $ (0.71)

NOTE 16--SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS
PRODUCING ACTIVITIES (UNAUDITED):

     The following is historical information relating to the Company's oil and gas operations.

     Excluded from amounts subject to amortization as of December 31, 1994 and 1993 are $1,551,000 and $2,973,000, respectively, of costs associated with unevaluated properties. The majority of the evaluation activities are expected to be completed in five years.

COSTS EXCLUDED FROM AMORTIZATION

                            Year Costs Incurred            Excluded
                       -----------------------------       Costs at
                       Prior                             December 31,
                       Years   1992    1993     1994        1994
                       -----   ----    ----     ----     ------------
                                      (In thousands)
Property acquisition   $667    $200    $327     $357        $1,551
                       ====    ====    ====     ====        ======

CAPITALIZED COSTS

     The Company's net investment in oil and gas properties was as follows:

                                                        December 31,
                                                    -------------------
                                                     1994        1993
                                                    -------     -------
                                                       (In thousands)
Capitlized costs:
  Proved properties                                 $78,388     $73,336
  Unproved properties                                 1,551       2,973
                                                    -------     -------
                                                     79,939      76,309
Less accumulated depreciation, depletion
  and amortization                                   56,919      50,945
                                                    -------     -------
Net capitalized costs                               $23,020     $25,364
                                                    =======     =======

     During 1994 and 1993, the Company recognized non-cash writedowns of its oil and gas properties of $3,395,000 and $15,511,000, respectively, for the excess of net capitalized costs over the estimated present value of net future cash inflows. These writedowns were recorded as increases to accumulated depreciation, depletion and amortization.

COSTS INCURRED

     Costs incurred (exclusive of general support facilities) in oil and gas exploration activities (all in the United States) were as follows:

                                     Year Ended December 31,
                                 ------------------------------
                                  1994        1993       1992
                                 ------      ------      ------
                                         (In thousands)
Property acquisition costs:
  Proved properties              $  326      $   87      $   39
  Unproved properties               357         327         200
                                 ------      ------      ------
         Subtotal                   683         414         239
Development costs                 2,759       3,211       1,786
Exploration costs                   123         290         439
                                 ------      ------      ------
         Total                   $3,565      $3,915      $2,464
                                 ======      ======      ======

ESTIMATED QUANTITIES (ALL IN THE UNITED STATES) OF PROVED OIL AND GAS
RESERVES

     Proved reserves are estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. The Company's reserves are located primarily in the southwestern United States.

     The following schedules set forth the Company's net proved and proved developed oil and gas reserves, as determined by independent consultants, along with a summary of the changes in the quantities of net proved reserves:

                                                 Oil            Gas
                                             (Thousands      (Millions
                                            of  barrels)  of cubic feet)
                                            ------------  --------------
Proved Reserves:
     At January 1, 1992                         3,320          35,083
Revisions of previous estimates                   144          (9,875)
Extension, discoveries and other additions        158             284
Sales of minerals in place                                     (7,571)
Production                                       (337)         (1,978)
                                               ------          ------
     At December 31, 1992                       3,285          15,943
                                               ------          ------
Revisions of previous estimates                (1,036)         (2,748)
Extension, discoveries and other additions        234           1,284
Production                                       (287)         (1,481)
                                               ------          ------
     At December 31, 1993                       2,196          12,998
                                               ------          ------
Revisions of previous estimates                   151            (187)
Extension, discoveries and other additions        135             404
Production                                       (267)         (1,355)
                                               ------          ------
     At December 31, 1994                       2,215          11,860
                                               ======          ======

     Revisions are due to unsuccessful drilling efforts, downward revisions of well economic productivity and limitations in drilling for the replacement of reserves caused by reduced capital expenditures. In 1992, the Company sold a volume of reserves equal to approximately 50% of its then working interest in certain proved developed natural gas reserves along with a portion of the associated gathering system. The purchase and sale agreement associated with that transaction contains a provision whereby the ownership interest in the subject reserves is adjusted annually at December 31, 1993 through 1996, based on year-end reserve reports, so that the buyer receives a cumulative working interest estimated for the life of the reserves equal to the reserve volume purchased. In 1994, there was a positive gas revision for the Company equal to approximately 1,018 million cubic feet and in 1993, there was a negative gas revision of approximately 1,159 million cubic feet.

                                                   Oil             Gas
                                               (Thousands       (Millions
                                              of  barrels)   of cubic feet)
                                              ------------  --------------
Proved developed reserves included in above:
  At December 31, 1992                            3,076          11,100
  At December 31, 1993                            1,855           8,225
  At December 31, 1994                            1,884           9,269


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
RELATING TO PROVED OIL AND GAS RESERVES

     The Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves ("Standardized Measure") is a disclosure requirement under SFAS No. 69. The Standardized Measure does not purport to present the fair market value of a company's proved oil and gas reserves. This would require consideration of expected future economic and operating conditions, which are not taken into account in calculating the Standardized Measure.

     Under the Standardized Measure, future cash inflows were estimated by applying year-end prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Prices tend to be volatile and have decreased significantly for natural gas and increased somewhat for crude oil since year-end. Future cash inflows were reduced by estimated future production and development costs to determine pre-tax cash inflows. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the Company's tax basis in the associated proved oil and gas properties. Tax credits, including the federal coal seam gas credit, and permanent differences were also considered in the future income tax calculation. Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.

     Set forth below is the Standardized Measure relating to proved oil and gas reserves:

                                            Year Ended December 31,
                                      --------------------------------
                                        1994        1993        1992
                                      --------    --------    --------
                                               (In thousands)
Future cash inflows                   $ 54,061    $ 56,958    $ 88,949
Future production and
  development costs                    (24,515)    (23,722)    (27,250)
                                      --------    --------    --------
Future net cash flows
  before income taxes                   29,546      33,236      61,699
10% annual discount for estimated
  timing of cash flows                 (10,588)    (12,589)    (24,050)
                                      --------    --------    --------
Discounted future net cash
  flows before income taxes             18,958      20,647      37,649
Income taxes (discounted)                             (915)     (5,712)
                                      --------    --------    --------
Standardized measure of
  discounted future net cash flows    $ 18,958    $ 19,732    $ 31,937
                                      ========    ========    ========

     Changes in the Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves for 1994, 1993 and 1992:

                                            Year Ended December 31,
                                      --------------------------------
                                        1994        1993        1992
                                      --------    --------    --------
                                               (In thousands)
Sales of oil and gas produced,
  net of production costs              $(3,416)  $ (4,496)    $ (6,573)
Net changes in prices and
  production costs relating to
  future production                     (4,368)   (10,758)       8,769
Extensions, discoveries and
  improved recovery                        970      2,331        1,354
Development costs incurred
  during the period                      2,759      3,211        1,786
Changes in estimated future
  development costs                        133     (2,459)      (2,494)
Revisions in previous quantity
  estimates                                644    (10,031)      (8,166)
Net changes due to purchases and
  sales of minerals in place                                    (6,861)
Accretion of discount                    1,973      3,194        4,149
Net changes in income taxes                915      4,797        1,619
Other                                     (384)     2,006       (3,141)
                                       -------   --------     --------
Net decrease                              (774)   (12,205)      (9,558)
Beginning of year                       19,732     31,937       41,495
                                       -------   --------     --------
End of year                            $18,958   $ 19,732     $ 31,937
                                       =======   ========     ========

     Results of operations for exploration and production activities (all in the United States):

                                            Year Ended December 31,
                                      --------------------------------
                                        1994        1993        1992
                                      --------    --------    --------
                                               (In thousands)
Revenues                               $ 5,959    $  7,409    $  9,512
Production costs and
  other expenses                        (4,055)     (4,776)     (5,365)
Reduction of carrying value
  of crude oil and natural
  gas properties                        (3,395)    (15,511)    (13,800)
Depreciation, depletion
  and amortization                      (2,794)     (4,222)     (4,556)
                                       -------    --------    --------
                                        (4,285)    (17,100)    (14,209)
Income tax benefit                       1,493       5,733       5,778
                                       -------    --------    --------
Results of operations for
  producing activities (excluding
  corporate overhead
  and interest expense)                $(2,792)   $(11,367)   $ (8,431)
                                       =======    ========    ========

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.

     Not applicable.

                         PART III

     Certain information required by Part III is omitted from this Report by virtue of the fact that the Registrant will file with the Securities and Exchange Commission a definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 18, 1995 pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information to be included therein is incorporated herein by reference. The Company expects to disseminate the Proxy Statement to stockholders on or about March 30, 1995.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to the information contained in the Proxy Statement under the caption "Election of Directors."

     The information concerning the Company's executive officers required by this Item is incorporated by reference to the section in Part I, Item 4 hereof entitled "Executive Officers of the
Registrant."

     The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the information contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial
Owners and Management."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the information contained in the Proxy Statement under the captions "Election of Directors," "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information required by this Item is incorporated by reference to the information contained in the Proxy Statement under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the information contained in the Proxy Statement under the captions "Compensation Committee Interlocks and Insider
Participation" and "Certain Transactions."

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a)(1) The following financial statements are included in Item 8:

          (i)   Independent Auditors' Report

          (ii)  Consolidated Balance Sheets - December 31, 1994
                and 1993

          (iii) Consolidated Statements of Operations - Years ended December 31, 1994, 1993 and 1992

          (iv)  Consolidated Statements of Stockholders' Equity
                - Years ended December 31, 1994, 1993 and 1992

          (v) Consolidated Statements of Cash Flows - Years ended December 31, 1994, 1993 and 1992

          (vi)  Notes to Consolidated Financial Statements

        (2) Financial Statement Schedule. The following financial statement schedule of Giant Industries, Inc. for the years ended December 31, 1994, 1993 and 1992 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Giant Industries, Inc.

          Independent Auditors' Report on Schedule  . . . . . S-1

          Schedule II - Valuation and Qualifying Accounts . . S-2

          Schedules not listed above have been omitted because they are not applicable or are not required or because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

        (3)  Exhibits.  The Exhibits listed on the accompanying
Index to Exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Report.

        Contracts with management and any compensatory plans or arrangements relating to management are as follows:

Exhibit
   No.                   Description
-------                  -----------
10.1   1989 Stock Incentive Plan of the Registrant.
       Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10398.

10.3   ESOP Substitute Excess Deferred Compensation Benefit
       Plan. Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10398.

10.6   Amended 1988 Restricted Stock Plan of Registrant.
       Incorporated by reference to Exhibit 10.3 to Form S-1.

10.7 1989 Stock Option Plan of Registrant. Incorporated by reference to Exhibit 10.4 to Form S-1.

10.30 Employment Agreement, dated as of November 16, 1989, between James E. Acridge and the Company. Incorporated by reference to Exhibit 10.52 to Amendment No. 2.

10.31 Employment Agreement, dated as of November 16, 1989, between Fredric L. Holliger and the Company. Incorporated by reference to Exhibit 10.53 to Amendment No. 2.

10.32 Employment Agreement, dated as of August 1, 1990 between Morgan Gust and the Company. Incorporated by reference to
       Exhibit 10.64 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.

10.35 Giant Industries, Inc. and Affiliated Companies 401(k) Plan. Incorporated by reference to Exhibit 10.46 to Amendment No. 2 to the Form S-3 Registration Statement under the Securities Act of 1933 as filed November 12, 1993, File No. 33-69252.
_________________________________

     Form S-1--Refers to the Form S-1 Registration Statement under the Securities Act of 1933 as filed October 16, 1989, File
No. 33-31584.

     Amendment No. 2--Refers to the Amendment No. 2 to Form S-1
Registration Statement under the Securities Act of 1933 as filed
November 20, 1989, File No. 33-31584.

      (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fiscal year ended December 31, 1994.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GIANT INDUSTRIES, INC.


                              By:  / s / James E. Acridge
                                 ------------------------------
                                 James E. Acridge
                                 Chairman of the Board, President
                                 and Chief Executive Officer

March 30, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/  James E. Acridge
---------------------------------------
James E. Acridge, Chairman of the Board,
President, Chief Executive Officer
and Director

March 30, 1995


/s/  A. Wayne Davenport
---------------------------------------
A. Wayne Davenport
Vice President and Corporate Controller
(Principal Accounting Officer)

March 30, 1995


/s/  Fredric L. Holliger
---------------------------------------
Fredric L. Holliger, Executive Vice President,
Chief Operating Officer and Director.

March 30, 1995

/s/  Gary L. Nielsen
---------------------------------------
Gary L. Nielsen, Vice President Finance
and Treasurer (Principal Financial Officer)

March 30, 1995


/s/  F. Michael Geddes
---------------------------------------
F. Michael Geddes, Director

March 30, 1995


/s/  George C. Hixon
---------------------------------------
George C. Hixon, Director

March 30, 1995


/s/  Harry S. Howard, Jr.
---------------------------------------
Harry S. Howard, Jr., Director

March 30, 1995


/s/  Richard T. Kalen, Jr.
---------------------------------------
Richard T. Kalen, Jr., Director

March 30, 1995

                  INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Giant Industries, Inc.
Scottsdale, Arizona


We have audited the consolidated financial statements of Giant Industries, Inc. and subsidiaries (the "Company") as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated March 6, 1995. Our audits also included the financial statement schedule of the Company listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 6, 1995

                                                                                     SCHEDULE II
                                GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                   Valuation and Qualifying Accounts
                                  Three years ended December 31, 1994
                                            (In thousands)

                                                        Charged
                                      Balance at      (credited)                        Balance
                                       beginning       to costs         Deduction       at end
                                       of period     and expenses          (a)         of period
                                      ----------     ------------       ---------      ---------
Year ended December 31, 1994:
   Allowance for doubtful accounts       $429           $167             $ (50)          $546
                                         ====           ====             =====           ====

Year ended December 31, 1993:
   Allowance for doubtful accounts       $415           $133             $(119)          $429
                                         ====           ====             =====           ====

Year ended December 31, 1992:
   Allowance for doubtful accounts       $335           $127             $ (47)          $415
                                         ====           ====             =====           ====

(a) Deductions are specific trade accounts determined to be uncollectible.


                                                S-2
/TABLE

                       GIANT INDUSTRIES, INC.
                     ANNUAL REPORT ON FORM 10-K
                    YEAR ENDED DECEMBER 31, 1994

                          INDEX TO EXHIBITS

Definitions:

     Form S-1--Refers to the Form S-1 Registration Statement under the Securities Act of 1933 as filed October 16, 1989, File No. 33-31584.

     Amendment No. 1--Refers to the Amendment No. 1 to Form S-1
Registration Statement under the Securities Act of 1933 as filed
October 27, 1989, File No. 33-31584.

     Amendment No. 2--Refers to the Amendment No. 2 to Form S-1
Registration Statement under the Securities Act of 1933 as filed
November 20, 1989, File No. 33-31584.

     Amendment No. 3--Refers to the Amendment No. 3 to Form S-1
Registration Statement under the Securities Act of 1933 as filed
December 12, 1989, File No. 33-31584.

     Form S-3--Refers to the Form S-3 Registration Statement under the Securities Act of 1933 as filed September 22, 1993, File No. 33-69252.

Exhibit No.                      Description
-----------                      -----------
  3.1     Restated Certificate of Incorporation of the Giant
          Industries, Inc., a Delaware corporation (the "Company"). Incorporated by reference to Exhibit 3.1 to Amendment No. 3.

  3.2 Bylaws of the Company, as amended. Incorporated by reference to Exhibit 3.2 to Amendment No. 3.

  3.3 Articles of Incorporation of Giant Exploration & Production Company, a Texas corporation ("Giant Exploration"), formerly Hixon Acquisition Corp. Incorporated by reference to Exhibit 2.1, Annex III to Form S-1.

  3.4     Bylaws of Giant Exploration.  Incorporated by reference to
          Exhibit 2.1, Annex IV to Form S-1.

  3.5 Articles of Incorporation of Giant Industries Arizona, Inc., an Arizona corporation ("Giant Arizona") formerly Giant
          Acquisition Corp. Incorporated by reference to Exhibit 2.1, Annex V to Form S-1.

  3.6     Bylaws of Giant Arizona.  Incorporated by reference to
          Exhibit 2.1, Annex VI to Form S-1.

  3.7     Articles of Incorporation of Ciniza Production Company.
          Incorporated by reference to Exhibit 3.7 to Form S-3.

 3.8 Bylaws of Ciniza Production Company. Incorporated by reference to Exhibit 3.8 to Form S-3.

 3.9 Articles of Incorporation of Giant Stop-N-Go of New Mexico, Inc. Incorporated by reference to Exhibit 3.9 to Form S-3.

 3.10 Bylaws of Giant Stop-N-Go of New Mexico, Inc. Incorporated by reference to Exhibit 3.10 to Form S-3.

 3.11     Articles of Incorporation of Giant Four Corners, Inc.
          Incorporated by reference to Exhibit 3.11 to Form S-3.

 3.12     Bylaws of Giant Four Corners, Inc.   Incorporated by
          reference to Exhibit 3.12 to Form S-3.

 3.13***  Articles of Incorporation of Giant Mid-Continent, Inc.

 3.14***  Bylaws of Giant Mid-Continent, Inc.

 4.1      Amended and Restated Note Agreement, dated as of
          September 30, 1993, among the Prudential Insurance Company of America ("Prudential"), Pruco Life Insurance Company ("Pruco"), the Company and Giant Arizona, relating to $20,000,000 of 10.91% Senior Notes due March 31, 1999.
          Incorporated by reference to Exhibit 4.13 to Amendment
          No. 2 to the Form S-3 Registration Statement under the Securities Act of 1933 as filed November 12, 1993,
          File No. 33-69252.

 4.2*** Letter Amendment No. 1, dated December 31, 1994, to Amended and Restated Note Agreement, dated September 30, 1993, among Prudential, Pruco, the Company and Giant Arizona.

 4.3 Indenture, dated as of November 29, 1993 among the Company, as Issuer, the Subsidiary Guarantors, as guarantors, and NBD Bank, National Association, as Trustee, relating to $100,000,000 of 9 3/4% Senior Subordinated Notes due 2003. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 29, 1993, File No. 1-10398.

 10.1 1989 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10398.

 10.2 Employee Stock Ownership Plan and Trust Agreement of the Company, as amended. Incorporated by reference to Exhibit
          10.1 of the Company's Report on Form 10-Q for the quarter ended September 30, 1994, File No. 1-10398.

 10.3 ESOP Substitute Excess Deferred Compensation Benefit Plan. Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1992, File 1-10398.

 10.4 Loan Agreement, dated December 20, 1991, between NBD Bank, National Association and Continental Bank, N.A. as trustee under the Employee Stock Ownership Plan and Trust Agreement of the Company. Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1991, File No. 1-10398.

 10.5     Term Note for $2,896,831.80, dated December 20, 1991,
          between NBD Bank, National Association and the Employee Stock Ownership Plan and Trust Agreement of the Company. Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for fiscal year ended
          December 31, 1991, File No. 1-10398.

 10.6     Amended 1988 Restricted Stock Plan of the Company.
          Incorporated by reference to Exhibit 10.3 Form S-1.

 10.7 1989 Stock Option Plan of the Company. Incorporated by reference to Exhibit 10.4 to Form S-1.

 10.8 Form of Assignment of Oil & Gas and Mineral Leases between Mtrust Corp., N.A., Alexander P. Hixon and George C. Hixon, Trustees of the Elizabeth F. Hixon Trust, and Hixon
          Development Company.  Incorporated by reference to Exhibit
          10.12 to Form S-1.

 10.9 Form of Assignment of Overriding Royalty Interest between Mtrust Corp., N.A., Alexander P. Hixon and George C. Hixon, Trustees of the Elizabeth F. Hixon Trust, and Hixon
          Development Company.  Incorporated by reference to Exhibit
          10.13 to Form S-1.

 10.10 Purchase Agreement, dated November 29, 1990, between Giant Arizona and Prime Pinnacle Peak Properties Limited
          Partnership. Incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.

 10.11 Escrow Instructions, dated January 7, 1991, between Prime Pinnacle Peak Properties Limited Partnership and Giant Arizona. Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.

 10.12    Agreement for Leasing of Service Station Site, dated
          March 1, 1991, between Giant Arizona and Prime Pinnacle Peak Properties Limited Partnership. Incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File
          No. 1-10398.

 10.13 First Amendment to Agreement for Leasing of Service Station Site, dated March 1, 1991, between Giant Arizona and Prime Pinnacle Peak Properties Limited Partnership. Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File 1-10398.

 10.14 Purchase and Sale Agreement, dated as of May 7, 1991, between New Bank of New England N.A., Den Norske Bank, Kansallis--Osake--Pankki--and Portales Energy Company, Inc. and the Company. Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended June 30, 1991, File No. 1-10398.

 10.15 Aircraft Lease Purchase Agreement, dated as of June 21, 1991, between Metlife Capital Corporation and the Company. Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1991, File No. 1-10398.

 10.16 Promissory Note for $600,000, dated December 1, 1988, from JEA to Metlife Capital Corporation ("Metlife").
          Incorporated by reference to Exhibit 10.38 to Form S-1.

 10.17 Promissory Note for $825,000, dated December 20, 1988, from JEA to Metlife. Incorporated by reference to Exhibit 10.39 to Form S-1.

 10.18 Promissory Note for $750,000, dated December 28, 1987, from JEA to Metlife. Incorporated by reference to Exhibit 10.40 to Form S-1.

 10.19 Promissory Note for $825,000, dated June 28, 1988, from JEA to Metlife. Incorporated by reference to Exhibit 10.41 to Form S-1.

 10.20 Promissory Note for $900,000, dated August 31, 1988, from JEA to Metlife. Incorporated by reference to Exhibit 10.42 to Form S-1.

 10.21 Promissory Note for $1,125,000, dated April 21, 1989, from JEA to Metlife. Incorporated by reference to Exhibit 10.43 to Form S-1.

 10.22 Promissory Note for $1,087,500, dated December 30, 1988, from JEA to Metlife. Incorporated by reference to Exhibit
          10.44 to Form S-1.

 10.23 Promissory Note for $1,082,900, dated December 30, 1988, from JEA to Metlife. Incorporated by reference to Exhibit
          10.45 to Form S-1.

 10.24* Sales Agreement, dated June 6, 1989, between Giant Arizona and Mobil Oil Corporation. Incorporated by reference to
          Exhibit 10.47 to Amendment No. 2.

 10.25* Amendment, dated April 20, 1990, to Sales Agreement, dated June 6, 1989, between Giant Arizona and Mobil Oil
          Corporation. Incorporated by reference to Exhibit 10.51 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.

 10.26*   Sales Agreement, dated February 10, 1989, between Giant
          Arizona and Conoco Inc. Incorporated by reference to Exhibit
          10.48 to Amendment No. 2.

 10.27** Crude Oil and Condensate Sales and Purchase Agreement, dated August 1, 1994, between Meridian Oil Trading Inc. (Seller) and Giant Refining Company, a division of Giant Industries Arizona, Inc. (Buyer).

 10.28**  Natural Gas Liquids Sales and Purchase Agreement, dated
          October 27, 1994, between Meridian Oil Hydrocarbons Inc. and Giant Refining Company, a division of Giant Industries Arizona, Inc.

 10.29* Natural Gasoline Purchase and Sale Agreement, dated September 1, 1990, between Sunterra Gas Processing Company and Giant Arizona. Incorporated by reference to Exhibit
          10.57 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.

 10.30 Employment Agreement, dated as of November 16, 1989, between James E. Acridge and the Company. Incorporated by reference to Exhibit 10.52 to Amendment No. 2.

 10.31 Employment Agreement, dated as of November 16, 1989, between Fredric L. Holliger and the Company. Incorporated by reference to Exhibit 10.53 to Amendment No. 2.

 10.32 Employment Agreement, dated as of August 1, 1990 between Morgan Gust and the Company. Incorporated by reference to
          Exhibit 10.64 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File
          No. 1-10398.

 10.33 Consulting Agreement, dated January 1, 1990, between the Company and Kalen and Associates. Incorporated by reference to Exhibit 10.66 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File
          No. 1-10398.

 10.34    Consulting Agreement, dated March 12, 1992, between the
          Company and Geddes and Company. Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1992, File No. 1-10398.

 10.35 Giant Industries, Inc. and Affiliated Companies 401(k) Plan. Incorporated by reference to Exhibit 10.46 to Amendment No. 2 to the Form S-3 Registration Statement under the
          Securities Act of 1933 as filed November 12, 1993, File No.
          33-69252.

 11.1***  Statement regarding computation of earnings per share.

 18.1     Letter regarding change in accounting principles.
          Incorporated by reference to Exhibit 18.1 of the Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1990, File No. 1-10398.

21.1***   Subsidiaries of the Company.

23.1***   Consent of Intera Information Technologies, Inc.

23.2*** Consent of Deloitte & Touche LLP to incorporate reports in previously filed Registration Statement.

27  ***   Financial Data Schedule.

99.1*** Information required by Rule 15d-21 under the Securities Act of 1934 for the year ended December 31, 1994 for the Giant Industries, Inc. and Affiliated Companies Employee Stock Ownership Plan.


  *Certain information contained in these documents has been afforded confidential treatment.
 **Incomplete versions filed; portions for which confidential treatment has been requested filed supplementary.
***Filed herewith.