Form 10-Q
period 1995-03-31
GIANT INDUSTRIES INC
filed 1995-05-12
CIK 856465

                       FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1995

                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the transition period _______ to _______.

     For Quarter Ended March 31, 1995     Commission File Number:
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

                   Yes [X]    No [ ]

Number of Common Shares outstanding at April 30, 1995: 11,698,929 shares.

             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets
          March 31, 1995 (Unaudited) and December 31, 1994

          Condensed Consolidated Statements of Earnings
          (Unaudited) Three Months Ended March 31, 1995 and 1994

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) Three Months Ended March 31, 1995 and 1994

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

Item 6  - Exhibits and Reports on Form 8-K

SIGNATURE

                                 PART I
                         FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                        March 31, 1995   December 31, 1994
                                        --------------   -----------------
                                         (Unaudited)
Assets
- ------
Current assets:
  Cash and cash equivalents              $  10,429           $  12,597
  Marketable securities                     29,063              35,631
  Accounts receivable, net                  18,922              20,368
  Income tax refunds receivable                519               2,144
  Inventories                               34,257              32,270
  Prepaid expenses and other                 2,141               2,476
  Deferred income taxes                      2,371               2,490
                                         ---------           ---------
    Total current assets                    97,702             107,976
                                         ---------           ---------
Property, plant and equipment              313,075             306,717
  Less accumulated depreciation,
    depletion and amortization            (147,425)           (143,801)
                                         ---------           ---------
                                           165,650             162,916
                                         ---------           ---------
Other assets                                14,199              14,675
                                         ---------           ---------
                                         $ 277,551           $ 285,567
                                         =========           =========
Liabilities and Stockholders' Equity
- ------------------------------------
Current liabilities:
  Current portion of long-term debt      $   4,107           $   4,107
  Accounts payable                          17,672              20,707
  Accrued expenses                          18,088              17,591
                                         ---------           ---------
    Total current liabilities               39,867              42,405
                                         ---------           ---------
Long-term debt, net of current portion     113,718             116,090
Deferred income taxes                       13,756              13,752
Other liabilities                            3,539               3,630
Common stockholders' equity                106,671             109,690
                                         ---------           ---------
                                         $ 277,551           $ 285,567
                                         =========           =========

See accompanying notes to condensed consolidated financial statements.

                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)
              (In thousands except shares and per share data)

                                                        Three Months Ended
                                                             March 31,
                                                  ------------------------------
                                                     1995               1994
                                                  -----------        -----------
Net revenues                                      $    69,993        $    63,795
Cost of products sold                                  48,503             40,881
                                                  -----------        -----------
Gross margin                                           21,490             22,914
Operating expenses                                     12,591             12,631
Depreciation, depletion and amortization                3,792              3,801
Selling, general and administrative expenses            2,842              2,209
                                                  -----------        -----------
Operating income                                        2,265              4,273
Interest expense, net                                   2,047              2,312
                                                  -----------        -----------
Earnings before income taxes                              218              1,961
Provision for income taxes                                 71                549
                                                  -----------        -----------
Net earnings                                      $       147        $     1,412
                                                  ===========        ===========
Earnings per common share                         $      0.01        $      0.12
                                                  ===========        ===========
Weighted average number of shares outstanding      11,810,573         12,192,770
                                                  ===========        ===========

See accompanying notes to condensed consolidated financial statements.

                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (In thousands)
                                                                   Three Months Ended
                                                                        March 31,
                                                                  --------------------
                                                                   1995         1994
                                                                  -------     --------
Cash flows from operating activities:
  Net earnings                                                    $   147     $  1,412
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                      3,792        3,801
      Deferred income taxes                                           122         (162)
      Restricted stock award compensation                             116          122
      Changes in operating assets and liabilities:
        Decrease in receivables                                     3,071          948
        Increase in inventories                                    (1,987)      (2,478)
        Decrease in prepaid expenses and other                        335        1,372
        Decrease in accounts payable                               (3,035)        (806)
        Decrease in accrued expenses                                  (85)      (1,095)
      (Decrease) increase in other non-current liabilities            (91)       1,157
      Other                                                            86
                                                                  -------     --------
Net cash provided by operating activities                           2,471        4,271
                                                                  -------     --------
Cash flows from investing activities:
  Purchases of property, plant and equipment and other assets      (7,150)      (7,010)
  Proceeds from sale of property, plant and equipment               1,062          120
  Purchases of marketable securities                                           (23,685)
  Proceeds from sales and maturities of marketable securities       6,707       39,673
                                                                  -------     --------
Net cash provided by investing activities                             619        9,098
                                                                  -------     --------
Cash flows from financing activities:
  Payments of long-term debt                                       (2,372)         (92)
  Purchase of treasury stock                                       (2,293)
  Payment of dividends                                               (593)
  Deferred financing costs                                                        (124)
                                                                  -------     --------
Net cash used in financing activities                              (5,258)        (216)
                                                                  -------     --------
Net (decrease) increase in cash and cash equivalents               (2,168)      13,153
Cash and cash equivalents:
  Beginning of period                                              12,597       19,807
                                                                  -------     --------
  End of period                                                   $10,429     $ 32,960
                                                                  =======     ========

Noncash Investing and Financing Activities. In 1994, a portion of the acquisition price of nine retail units was seller financed for $2,917,000.

See accompanying notes to condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - MARKETABLE SECURITIES:

     Marketable securities are comprised of taxable corporate bonds, taxable and non-taxable municipal bonds and adjustable rate preferred stock and are managed as part of the Company's short-term cash management program and are classified as available-for-sale securities. Such classification requires these securities to be reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. At March 31, 1995 and December 31, 1994, there were valuation allowances of $348,000 and $654,000, respectively, reducing the carrying value of the portfolio to estimated fair value and the after-tax adjustments necessary to mark the securities to market reduced stockholders' equity by $213,000 at March 31, 1995 and $398,000 at December 31, 1994.

NOTE 3 - INVENTORIES:

                                      March 31, 1995   December 31, 1994
                                      --------------   -----------------
                                                (In thousands)
Inventories consist of the following:
First-in, first-out ("FIFO") method:
  Crude oil                              $15,685            $13,611
  Refined products                        10,418             11,054
  Refinery and shop supplies               5,754              5,705
Retail method:
  Merchandise                              2,541              2,428
                                         -------            -------
                                          34,398             32,798
Allowance for last-in, first-out
  ("LIFO") method                           (141)              (528)
                                         -------            -------
                                         $34,257            $32,270
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

NOTE 5 - COMMON STOCK:

     On January 9, 1995, the Company's Board of Directors declared a common stock dividend of $0.05 per share payable to stockholders of record on January 23, 1995. This dividend was paid on February 3, 1995. On March 2, 1995, the Company's Board of Directors declared another common stock dividend of $0.05 per share payable to stockholders of record on April 24, 1995. This dividend was paid on May 5, 1995.

     In the first quarter of 1995, the Company repurchased 276,200 shares of its common stock for approximately $2,300,000. From the inception of the Company's common stock repurchase program in 1994 through April 30, 1995, the Company had repurchased 488,700 shares at a weighted average cost of approximately $8.23 per share, including commissions, or approximately $4,000,000. These shares are being treated as treasury shares. Any repurchased shares would be available for a variety of corporate purposes.

NOTE 6 - CONTINGENCIES:

     The Company and certain subsidiaries are defendants in various legal actions. Certain of these pending legal actions involve or may involve compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided adversely. Although the amount of liability at March 31, 1995 with respect to these matters is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial condition or results of operations.

     Federal, state and local laws and regulations relating to health and the environment affect nearly all of the operations of the Company. As is the case with all companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits involving environmental matters. These matters involve alleged soil and water contamination, air pollution and personal injuries or property damage allegedly caused by exposure to hazardous materials manufactured, handled or used by the Company. Future expenditures related to health and environmental matters cannot be reasonably quantified in many circumstances due to the speculative nature of remediation and clean-up cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of waste, the number of other potentially responsible parties involved, various defenses which may be available to the Company and changing environmental laws and interpretations of environmental laws.

     The United States Environmental Protection Agency notified the Company in May 1991 that it may be a potentially responsible party for the release or threatened release of hazardous substances, pollutants, or contaminants at the Lee Acres Landfill, which is owned by the United States Bureau of Land Management and which is adjacent to the Company's Farmington refinery which was operated until 1982. Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs at a site even though the party was responsible for only a small part of such costs. At the present time, the Company is unable to determine the extent of potential liability, if any, in this matter and has made no provision therefore in its financial statements.

     The Company has established an environmental liability accrual of approximately $1,500,000 relating to ongoing environmental projects, including the remediation of a free-phase hydrocarbon plume at the Company's Farmington Refinery and hydrocarbon contamination on 5.5 acres the Company owns in Bloomfield, New Mexico. In connection with the latter, the Company is in the process of an investigation to determine the extent of the contamination. The accrual is recorded in the current and long-term sections of the Company's consolidated balance sheet.

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

RESULTS OF OPERATIONS

Earnings  Before Income Taxes
- -----------------------------
     Earnings before income taxes were $218,000 for the three months ended March 31, 1995, a decrease of approximately $1.8 million from $2.0 million for the three months ended March 31, 1994. The decrease is primarily the result of a 30% decrease in average refinery margins and higher selling, general and administrative expenses, partially offset by an 8% increase in refinery sourced finished product sales volumes, a 21% increase in service station merchandise sales, lower ethanol plant grain costs, a 4% and 3% increase in third party ethanol sales volumes and prices, respectively, and lower net interest costs.

     For the three months ended March 31, 1995 and 1994, the Company's exploration and production operations ("Giant E&P") recorded earnings of $73,000 and a loss of $373,000, respectively. The improvement is due primarily to increases in crude oil and natural gas production and crude oil selling prices, offset in part by a decline in natural gas selling prices.

Revenues
- --------
     Revenues for the three months ended March 31, 1995, increased $6.2 million or 10% to $70.0 million from $63.8 million in the comparable 1994 period. The increase is primarily due to an 8% increase in refinery weighted average selling prices, an 8% increase in refinery sourced finished product sales volumes and a 21% increase in service station merchandise sales. Offsetting these increases was an overall decline in revenues from the retail operations.

     The increase in refinery sourced finished product sales volumes was primarily the result of a decline in first quarter 1994 sales volumes due to a scheduled major maintenance turnaround started in March and completed in April of that year. The increase in service station merchandise sales is the result of increased same store volumes and the addition of three units. The overall decline in revenues from retail operations is primarily related to the sale of the Giant Express travel center in November 1994.

     Volumes of refined products sold through retail outlets decreased approximately 6% from 1994 levels due to a 33% decrease in volumes sold from the travel centers, primarily related to the sale of the Giant Express, offset in part by a 3% increase in service station volumes.

     Revenues, including intercompany revenues of $1.5 million in 1995 and $830,000 in 1994, from Giant E & P totaled $1.9 million for the three months ended March 31, 1995, an increase of approximately $484,000 or 34% from the $1.4 million reported for the comparable 1994 period. This increase is due to a 39% increase in crude oil production, a 27% increase in average crude oil selling prices and a 16% increase in natural gas production. These increases are offset in part by a 31% decline in natural gas selling prices. The increase in crude oil production is primarily the result of the acquisition of approximately one million barrels of crude oil producing reserves in the first quarter of 1995.
The increase in natural gas production is due to a 1994 year end downward adjustment of coal seam gas reserves sold in 1992, determined pursuant to an annual redetermination clause contained in the 1992 purchase and sale agreement, which resulted in the addition of approximately 1,018 million cubic feet of natural gas reserves.

Cost of Products Sold
- ---------------------
     For the three months ended March 31, 1995, cost of products sold increased $7.6 million or 19% to $48.5 million from $40.9 million for the corresponding 1994 period. A 25% increase in average crude oil costs, an 8% increase in the volume of finished products sold from the refinery and a 21% increase in merchandise sales from the service stations accounts for most of the increase. These increases were partially offset by a credit to cost of products sold for approximately $900,000 resulting from the liquidation of certain LIFO inventory layers, a decrease in merchandise sales from the travel centers and a decrease in average grain costs resulting in part from an improved grain harvest in 1994.

     Cost of products sold by Giant E & P increased approximately 20% for the three months ended March 31, 1995, compared to the same 1994 period. The increase is primarily related to an increase in production.

Operating Expenses
- ------------------
     For the three months ended March 31, 1995, operating expenses decreased $40,000, less than 1%, to slightly less than $12.6 million from slightly more than $12.6 million in the corresponding 1994 period. The decrease is primarily related to the sale of the Giant Express and a decline in purchased fuel costs for the refinery. Partially offsetting these decreases was an increase in payroll and related costs and outside services for other operations.

Selling, General and Administrative Expenses
- --------------------------------------------
     For the three months ended March 31, 1995, selling, general and administrative expenses increased $633,000 or 29% to $2.8 million from $2.2 million in the corresponding 1994 period. The increase is primarily the result of a reduction in 1994 first quarter expenses from the recording of a $1.0 million insurance settlement relating to environmental costs incurred in prior years and higher payroll costs in the 1995 period. Offsetting these items are reductions in 1995 first quarter expenses for a decrease in the estimated liability for self insured workmen's compensation claims and an adjustment in the estimated allowance for doubtful accounts.

Interest Expense, Net
- ---------------------
     For the three months ended March 31, 1995, net interest expense (interest expense less interest income) decreased $265,000 or 11% to $2.0 million from $2.3 million in the same 1994 period. The decrease is primarily due to interest income received on the refund of income taxes paid in prior periods.

Income Taxes
- ------------
     Income taxes for the three months ended March 31, 1995 and 1994 were computed in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), resulting in effective tax rates of approximately 33% and 28%, respectively. The difference in the two rates is primarily due to the relationship of relatively consistent amounts of estimated alcohol fuel and coal seam gas tax credits to varying amounts of estimated annual income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operations
- -------------------------
     Net cash provided by operating activities totaled $2.5 million for the three months ended March 31, 1995, compared to $4.3 million for the comparable 1994 period. Operating cash flows decreased primarily as the result of a decline in net earnings adjusted for non-cash items and the net changes in working capital items.

Working Capital
- ---------------
     Working capital at March 31, 1995 consisted of current assets of $97.7 million and current liabilities of $39.9 million, or a current ratio of 2.45:1. At December 31, 1994, the current ratio was 2.55:1 with current assets of $108.0 million and current liabilities of $42.4 million.

     Current assets have decreased since December 31, 1994, primarily due to a decrease in cash and cash equivalents, marketable securities and income tax refunds receivable. Inventories have increased somewhat due to a 12% increase in crude oil volumes on hand at slightly higher prices.

     Current liabilities have decreased due to a decrease in accounts payable. Accounts payable have declined primarily due to the timing of certain payments which would have normally occurred at year end but were not due and payable until 1995. Partially offsetting this decrease is an increase in accrued expenses, primarily due to an increase in accrued interest and dividends payable, offset in part by the payment of certain other year end accruals.

Capital Expenditures and Resources
- ----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment totaled approximately $7.1 million for the first three months of 1995. These expenditures were primarily for the acquisition of proved reserves, oil and gas well drilling and leasehold costs and for the acquisition, construction, rebuilding and remodeling of various retail units.

     The Company, through its subsidiary Giant E & P, has acquired an average 33.5% working interest in certain producing properties southwest of San Antonio, Texas for $2.5 million plus a residual interest in all current and future wells drilled on the acquired property. Proved net reserves acquired in the transaction totaled approximately one million barrels of oil equivalent, comprised of approximately 98% crude oil and 2% natural gas. The transaction closed in March 1995.

     The Company has acquired two service station/convenience stores in its primary market area. One unit was purchased on January 10, 1995 and the other unit, which is located on the Navajo Indian Reservation, will be operated by the Company under a management agreement effective January 11, 1995, with formal possession pending approval by the Navajo Tribe.

     In addition, the Company has entered into an agreement to exchange two of its retail service stations located in Tucson, Arizona for a finished products terminal in Albuquerque, New Mexico owned by a major oil Company. The effect of the non-cash exchange is to replace two service stations not considered to be strategic to the Company's overall marketing strategies with a finished products terminal which is an integral step in the Company's strategy to maximize both product volumes and netbacks to the Ciniza Refinery. The transaction is expected to close by early summer, unless cancelled by either party in accordance with the terms of the agreement.

     During the quarter, the Company received proceeds of approximately $1.1 million from the sale of certain non-strategic real estate assets. No gain or loss resulted from these sales.

     The Company continues to investigate other strategic acquisitions, including the possibility of acquiring an additional refinery, marketing assets, retail outlets and the acquisition of producing oil and gas properties, as well as capital improvements to its existing facilities and is actively pursuing the possible sale or exchange of certain other non-strategic assets.

     Working capital, including that necessary for capital expenditures and debt service, will be funded through cash generated from operating activities, existing cash and marketable securities balances and, if necessary, future borrowings. Future liquidity, both short and long-term, will continue to be primarily dependent on producing and selling sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses.

Capital Structure
- -----------------
     At March 31, 1995, and December 31, 1994, the Company's long-term debt was 52% and 51% of total capital, respectively. The increase is the result of a decrease in stockholders' equity due to the purchase of treasury stock and the declaration and payment of common stock dividends, offset in part by a decrease in long-term debt.

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

     The Company has a $20.0 million uncommitted line of credit available to support the issuance of letters of credit in the ordinary course of business. At March 31, 1995, there were approximately $12.4 million in irrevocable letters of credit outstanding under this arrangement. This uncommitted line of credit is subject to a negative pledge on working capital.

     In 1994, the Company's Board of Directors authorized the repurchase of 1,000,000 shares of the Company's common stock, or approximately 8% of all outstanding shares. These purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. In the first quarter of 1995, the Company repurchased 276,200 shares of its common stock for approximately $2.3 million. From inception through April 30, 1995 the Company had repurchased 488,700 shares at a weighted average cost of approximately $8.23 per share, including commissions, or approximately $4.0 million. These shares are being treated as treasury shares.

     Any repurchased shares would be available for a variety of corporate purposes. The number of shares actually repurchased will be dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. The Company may suspend or discontinue the program at any time without notice.

     On March 2, 1995, the Company's Board of Directors declared a common stock dividend of $0.05 per share payable to stockholders of record on April 24,1995. This dividend was paid on May 5, 1995. Future dividends, if any, are subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors.

Other
- -----
     Federal, state and local laws and regulations relating to health and the environment affect nearly all of the operations of the Company. As is the case with all companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits involving environmental matters. These matters involve alleged soil and water contamination, air pollution and personal injuries or property damage allegedly caused by exposure to hazardous materials manufactured, handled or used by the Company. Future expenditures related to health and environmental matters cannot be reasonably quantified in many circumstances due to the speculative nature of remediation and clean-up cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of waste, the number of other potentially responsible parties involved, various defenses which may be available to the Company and changing environmental laws and interpretations of environmental laws.

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

     The Company has established an environmental liability accrual of approximately $1.5 million relating to ongoing environmental projects, including the remediation of the free-phase hydrocarbon plume described above and hydrocarbon contamination on 5.5 acres the Company owns in Bloomfield, New Mexico. In connection with the latter, the Company is in the process of an investigation to determine the extent of the contamination. The accrual is recorded in the current and long-term sections of the Company's consolidated balance sheet.

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

     The Company uses the full cost method of accounting for oil and gas activities. Under this method, the Company is required to writedown capitalized costs, adjusted for accumulated amortization and related deferred income taxes, if those costs exceed a "cost ceiling." This "cost ceiling" is determined by calculating the value of the Company's estimated reserves utilizing, among other things, the price of crude oil and natural gas at the end of each quarter. During periods of declining prices and reserves, the Company may be required to writedown these capitalized costs due to impairment in value. At March 31, 1995, the "cost ceiling" exceeded the Company's adjusted capitalized costs. Whether or not a writedown will be necessary in the future depends upon future prices and reserve volumes.

     The Company has reached final settlement with its insurance companies under its business interruption policies as they relate to the accident that occurred at the refinery in July 1994 for approximately $1.5 million. Approximately $1.4 million of this amount had been accrued during 1994.

     Due in part to a decision to accumulate raw material inventory during periods of reduced production such as those resulting from a major maintenance project at the refinery in early 1994 and an accident in July 1994, and due in part to better than forecasted receipts of crude oil from the field, the Company's inventories of crude oil have increased to approximately 852,000 barrels as of March 31, 1995. Based on projections of local crude oil availability from the field, current levels of usage of Alaska North Slope crude oil ("ANS"), and the Company's inventory levels, the Company believes an adequate crude oil supply will be available, without the use of additional supplemental supply alternatives, to sustain refinery operations at planned levels into the fourth quarter of 1996.

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

                             OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings required to be reported pursuant to Item 103 of Regulation S-K. The Company is a party to ordinary routine litigation incidental to its business. In addition, there is hereby incorporated by reference the information regarding contingencies in Note 6 to the Unaudited Condensed Consolidated Financial Statements set forth in Item 1, Part I hereof and the discussion of certain contingencies contained herein under the heading "Liquidity and Capital Resources - Other."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     11 - Computation of Per Share Data.

     27 - Financial Data Schedule.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1995.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.

                             GIANT INDUSTRIES, INC.


                             /s/  A. WAYNE DAVENPORT
                             -------------------------------------
                             A. Wayne Davenport
                             Vice President and Corporate Controller
                             (Principal Accounting Officer)

Date: May 12, 1995