Form 10-Q
period 1995-06-30
GIANT INDUSTRIES INC
filed 1995-08-04
CIK 856465

                       FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1995

                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the transition period _______ to _______.

     For Quarter Ended June 30, 1995     Commission File Number:
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

                   Yes [X]    No [ ]

Number of Common Shares outstanding at July 31, 1995: 11,321,229 shares.

             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets
          June 30, 1995 (Unaudited) and December 31, 1994

          Condensed Consolidated Statements of Earnings
          (Unaudited) Three and Six Months Ended June 30, 1995 and 1994

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) Six Months Ended June 30, 1995 and 1994

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

Item 4  - Submission of Matters to a Vote of Security Holders

Item 6  - Exhibits and Reports on Form 8-K

SIGNATURE

                                 PART I
                         FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                        June 30, 1995    December 31, 1994
                                        -------------    -----------------
                                         (Unaudited)
Assets
- ------
Current assets:
  Cash and cash equivalents              $  11,518           $  12,597
  Marketable securities                     26,039              35,631
  Accounts receivable, net                  17,804              20,368
  Income tax refunds receivable                259               2,144
  Inventories                               34,089              32,270
  Prepaid expenses and other                 2,344               2,476
  Deferred income taxes                      2,419               2,490
                                         ---------           ---------
    Total current assets                    94,472             107,976
                                         ---------           ---------
Property, plant and equipment              319,903             306,717
  Less accumulated depreciation,
    depletion and amortization            (151,113)           (143,801)
                                         ---------           ---------
                                           168,790             162,916
                                         ---------           ---------
Other assets                                13,382              14,675
                                         ---------           ---------
                                         $ 276,644           $ 285,567
                                         =========           =========
Liabilities and Stockholders' Equity
- ------------------------------------
Current liabilities:
  Current portion of long-term debt      $   4,133           $   4,107
  Accounts payable                          19,745              20,707
  Accrued expenses                          16,791              17,591
                                         ---------           ---------
    Total current liabilities               40,669              42,405
                                         ---------           ---------
Long-term debt, net of current portion     113,523             116,090
Deferred income taxes                       13,851              13,752
Other liabilities                            3,462               3,630
Common stockholders' equity                105,139             109,690
                                         ---------           ---------
                                         $ 276,644           $ 285,567
                                         =========           =========

See accompanying notes to condensed consolidated financial statements.

                               GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                             (Unaudited)
                           (In thousands except shares and per share data)

                                                      Three Months Ended          Six Months Ended
                                                           June 30,                   June 30,
                                                  -------------------------  -------------------------
                                                     1995          1994         1995          1994
                                                  -----------   -----------  -----------   -----------
Net revenues                                      $    81,565   $    74,285  $   151,558   $   138,080
Cost of products sold                                  56,124        46,940      104,627        87,821
                                                  -----------   -----------  -----------   -----------
Gross margin                                           25,441        27,345       46,931        50,259

Operating expenses                                     12,885        13,038       25,476        25,669
Depreciation, depletion and amortization                3,902         3,896        7,694         7,697
Selling, general and administrative expenses            3,365         3,545        6,207         5,754
                                                  -----------   -----------  -----------   -----------
Operating income                                        5,289         6,866        7,554        11,139
Interest expense, net                                   2,126         2,402        4,173         4,714
                                                  -----------   -----------  -----------   -----------
Earnings before income taxes                            3,163         4,464        3,381         6,425
Provision for income taxes                              1,011         1,507        1,082         2,056
                                                  -----------   -----------  -----------   -----------
Net earnings                                      $     2,152   $     2,957  $     2,299   $     4,369
                                                  ===========   ===========  ===========
===========
Earnings per common share                         $      0.19   $      0.24  $      0.20   $      0.36
                                                  ===========   ===========  ===========
===========
Weighted average number of shares outstanding      11,516,074    12,173,306   11,662,510
12,182,984
                                                  ===========   ===========  ===========
===========

See accompanying notes to condensed consolidated financial statements.

                     GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In thousands)
                                                                    Six Months Ended
                                                                        June 30,
                                                                 ---------------------
                                                                   1995         1994
                                                                 --------     --------
Cash flows from operating activities:
  Net earnings                                                   $  2,299     $  4,369
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                      7,694        7,697
      Deferred income taxes                                           170          148
      Restricted stock award compensation                             231          244
      Changes in operating assets and liabilities:
        Decrease in receivables                                     4,449        1,029
        Increase in inventories                                    (1,819)      (8,020)
        Decrease in prepaid expenses and other                        132        1,692
        (Decrease) increase in accounts payable                      (962)       1,700
        Decrease in accrued expenses                               (1,373)      (2,186)
      (Decrease) increase in other non-current liabilities           (168)       1,010
      Other                                                           272
                                                                 --------     --------
Net cash provided by operating activities                          10,925        7,683
                                                                 --------     --------
Cash flows from investing activities:
  Purchases of property, plant and equipment and other assets     (13,411)     (10,983)
  Proceeds from sale of property, plant and equipment               1,150          134
  Purchases of marketable securities                                           (42,450)
  Proceeds from sales and maturities of marketable securities       9,592       54,018
                                                                 --------     --------
Net cash (used in) provided by investing activities                (2,669)         719
                                                                 --------     --------
Cash flows from financing activities:
  Payments of long-term debt                                       (2,541)      (1,490)
  Purchase of treasury stock                                       (5,620)        (390)
  Payment of dividends                                             (1,174)
  Deferred financing costs                                                        (100)
  Proceeds from exercise of stock options                                            3
                                                                 --------     --------
Net cash used in financing activities                              (9,335)      (1,977)
                                                                 --------     --------
Net (decrease) increase in cash and cash equivalents               (1,079)       6,425
Cash and cash equivalents:
  Beginning of period                                              12,597       19,807
                                                                 --------     --------
  End of period                                                  $ 11,518     $ 26,232
                                                                 ========     ========

Noncash Investing and Financing Activities. In 1994, a portion of the acquisition price of nine retail units was seller financed for $2,917,000.

See accompanying notes to condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - MARKETABLE SECURITIES:

     Marketable securities are comprised of taxable corporate bonds, taxable and non-taxable municipal bonds and adjustable rate preferred stock, are managed as part of the Company's short-term cash management program and are classified as available-for-sale securities. Such classification requires these securities to be reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. At June 30, 1995 and December 31, 1994, there were valuation allowances of $183,000 and $654,000, respectively, reducing the carrying value of the portfolio to estimated fair value. The after-tax adjustments necessary to mark the securities to market reduced stockholders' equity by $111,000 at June 30, 1995 and $398,000 at December 31, 1994.

NOTE 3 - INVENTORIES:

                                                (In thousands)
                                       June 30, 1995   December 31, 1994
                                       -------------   -----------------
Inventories consist of the following:
First-in, first-out ("FIFO") method:
  Crude oil                              $ 15,487           $ 13,611
  Refined products                         11,253             11,054
  Refinery and shop supplies                5,793              5,705
Retail method:
  Merchandise                               2,689              2,428
                                         --------           --------
                                           35,222             32,798
Allowance for last-in, first-out
  ("LIFO") method                          (1,133)              (528)
                                         --------           --------
                                         $ 34,089           $ 32,270
                                         ========           ========
/TABLE

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

     Separate financial statements of the subsidiaries are not included herein because the subsidiaries are jointly and severally liable; the aggregate assets, liabilities, earnings, and equity of the subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis; and the separate financial statements and other disclosures concerning the subsidiaries are not deemed material to investors.

NOTE 5 - COMMON STOCK:

     In May 1995, the Company's Board of Directors declared a common stock dividend of $0.05 per share payable to stockholders of record on July 24, 1995. This dividend was paid on August 4, 1995. In 1995, the Company has paid dividends of $0.15 per share.

     In the first six months of 1995, the Company repurchased 664,100 shares of its common stock for approximately $5,600,000. From the inception of the Company's common stock repurchase program in 1994 through July 31, 1995, the Company repurchased 866,400 shares at a weighted average cost of approximately $8.39 per share, including commissions, or approximately $7,300,000. These shares are treated as treasury shares. Any repurchased shares are available for a variety of corporate purposes.

     The Company's Board of Directors has authorized an increase in the existing stock repurchase program from 1,000,000 shares to 1,500,000 shares.

NOTE 6 - CONTINGENCIES:

     The Company and certain subsidiaries are defendants in various legal actions. Certain of these pending legal actions involve or may involve compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided adversely. Although the amount of liability at June 30, 1995 with respect to these matters is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial condition or results of operations.

     Federal, state and local laws and regulations relating to health and the environment affect nearly all of the operations of the Company. As is the case with all companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits involving environmental matters. These matters involve alleged soil and water contamination, air pollution and personal injuries or property damage allegedly caused by exposure to hazardous materials manufactured, handled or used by the Company. Future expenditures related to health and environmental matters cannot be reasonably quantified in many circumstances due to the speculative nature of remediation and cleanup cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of waste, the number of other potentially responsible parties involved, various defenses which may be available to the Company and changing environmental laws and interpretations of environmental laws.

     The United States Environmental Protection Agency notified the Company in May 1991 that it may be a potentially responsible party for the release or threatened release of hazardous substances, pollutants, or contaminants at the Lee Acres Landfill, which is owned by the United States Bureau of Land Management and which is adjacent to the Company's Farmington refinery which was operated until 1982. Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the cleanup costs at a site even though the party was responsible for only a small part of such costs. At the present time, the Company is unable to determine the extent of potential liability, if any, in this matter and has made no provision therefore in its financial statements.

     The Company has an environmental liability accrual of approximately $1,500,000 relating to ongoing environmental projects, including the remediation of a free-phase hydrocarbon plume at the Company's inactive Farmington refinery and hydrocarbon contamination on and adjacent to 5.5 acres the Company owns in Bloomfield, New Mexico. The accrual is recorded in the current and long-term sections of the Company's consolidated balance sheet.

     The Company has received several tax notifications and assessments from the Navajo Nation relating to crude oil and natural gas removed from properties located outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1,800,000 severance tax assessment issued to Giant Industries Arizona, Inc., a wholly-owned subsidiary of the Company, in November 1991. The Company has invoked its appeal rights with the Navajo Nation's Tax Commission in connection with this assessment and intends to vigorously oppose the assessment. It is the Company's understanding that these appeals will be held in abeyance pending further judicial clarification of the Navajo Nation's taxing authority by means of litigation involving other companies. It is possible, however, that the Company's assessments will have to be litigated by the Company before final resolution. The Company may receive further tax assessments before judicial resolution of the Navajo Nation's taxing authority.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

Earnings Before Income Taxes
- -----------------------------
     Earnings before income taxes were $3.2 million for the three months ended June 30, 1995, a decrease of approximately $1.3 million from $4.5 million for the three months ended June 30, 1994. The decrease is primarily the result of a 23% decrease in average refinery margins. This decrease was partially offset by a 4% increase in refinery sourced finished product sales volumes, a 14% increase in service station merchandise sales, a decrease in ethanol plant grain costs, lower net interest costs and declines in both selling, general and administrative costs and operating expenses.

     Earnings before income taxes were $3.4 million for the six months ended June 30, 1995, a decrease of approximately $3.0 million from $6.4 million for the six months ended June 30, 1994. The decrease is primarily the result of a 26% decrease in average refinery margins and an increase in selling, general and administrative costs. These decreases were partially offset by a 6% increase in refinery sourced finished product sales volumes, a 17% increase in service station merchandise sales, a decrease in ethanol plant grain costs, lower net interest costs and a decline in operating expenses.

     For the three and six month periods ended June 30 the Company's exploration and production operations ("Giant E&P") recorded pretax earnings of $123,000 and $196,000 for 1995 and pretax losses of $226,000 and $600,000 for 1994, respectively. The improvement in each period is due primarily to increases in crude oil and natural gas production and crude oil selling prices, offset in part by a decline in natural gas selling prices.

Revenues
- --------
     Revenues for the three months ended June 30, 1995 increased $7.3 million or 10% to $81.6 million from $74.3 million in the comparable 1994 period. The increase is primarily due to a 9% increase in refinery weighted average selling prices, a 4% increase in refinery sourced finished product sales volumes and a 14% increase in service station merchandise sales. Offsetting these increases was an overall decline in other revenues from the retail operations.

     Revenues for the six months ended June 1995 increased $13.5 million or 10% to $151.6 million from $138.1 million in the comparable 1994 period. The increase is primarily due to a 9% increase in refinery weighted average selling prices, a 6% increase in refinery sourced finished product sales volumes and a 17% increase in service station merchandise sales. Offsetting these increases was an overall decline in other revenues from the retail operations.

     The increase in refinery sourced finished product sales volumes in each period was primarily the result of lower
1994 sales volumes due to a scheduled major maintenance turnaround started in March and completed in April of that year. The increase in service station merchandise sales is the result of increased same store volumes and the addition of three units in the Company's primary market area. The overall decline in other revenues from retail operations is primarily related to the sale of the Giant Express travel center in November 1994.

     In each period, volumes of refined products sold through retail outlets decreased approximately 8% from 1994 levels due to a 34% decrease in volumes sold from the travel centers, primarily related to the sale of the Giant Express, offset in part by a slight increase in service station volumes.

     Revenues, including intercompany revenues of $1.1 million in 1995 and 1994, from Giant E&P totaled $2.0 million for the three months ended June 30, 1995, an increase of $500,000 or 31% from the $1.5 million reported for the comparable 1994 period. This increase is due to a 40% increase in crude oil production, a 9% increase in average crude oil selling prices and a 12% increase in natural gas production. These increases are offset in part by a 25% decline in natural gas selling prices.

     Revenues, including intercompany revenues of $2.5 million in 1995 and $1.9 million in 1994, from Giant E&P totaled $3.9 million for the six months ended June 30, 1995, an increase of $1.0 million or 32% from the $2.9 million reported for the comparable 1994 period. This increase is due to a 40% increase in crude oil production, a 17% increase in average crude oil selling prices and a 14% increase in natural gas production. These increases are offset in part by a 28% decline in natural gas selling prices.

    In each period, the increase in crude oil production is primarily the result of the acquisition of approximately one million barrels of crude oil producing reserves in the first quarter of 1995. The increase in natural gas production is due to a 1994 year-end redetermination of coal seam gas reserves sold in 1992, determined pursuant to an annual redetermination clause contained in the 1992 purchase and sale agreement, which resulted in the addition of approximately 1,018 million cubic feet of natural gas reserves.

Cost of Products Sold
- ---------------------
     For the three months ended June 30, 1995, cost of products sold increased $9.2 million or 20% to $56.1 million from $46.9 million for the corresponding 1994 period. A 16% increase in average crude oil costs, a 4% increase in the volume of finished products sold from the refinery and a 14% increase in merchandise sales from the service stations account for most of the increase.

     For the six months ended June 30, 1995, cost of products sold increased $16.8 million or 19% to $104.6 million from $87.8 million for the corresponding 1994 period. A 19% increase in average crude oil costs, a 6% increase in the volume of finished products sold from the refinery and a 17% increase in merchandise sales from the service stations account for most of the increase.

     In each period, the increases were partially offset by a decrease in merchandise sales from the travel centers, primarily related to the sale of the Giant Express, and a decrease in average grain costs resulting in part from a return to more stable prices after the effects of a poor grain harvest in 1993 adversely affected 1994 prices.

     Cost of products sold by Giant E&P increased approximately 50% and 26% for the three and six month periods ended June 30, 1995, respectively, compared to the same 1994 periods. The increases are primarily related to an increase in production resulting from recent acquisitions.

Operating Expenses
- ------------------
     For the three months ended June 30, 1995, operating expenses decreased $153,000 or 1%, to $12.9 million from $13.0 million in the corresponding 1994 period.

     For the six months ended June 30, 1995, operating expenses decreased $193,000 or 1%, to $25.5 million from $25.7 million in the corresponding 1994 period.

     The decreases in each period are primarily related to the sale of the Giant Express and a decline in utility and purchased fuel costs for the refinery. Partially offsetting these decreases are increases in payroll and related costs and outside services for other operations.

Selling, General and Administrative Expenses
- --------------------------------------------
     For the three months ended June 30, 1995, selling, general and administrative expenses decreased $180,000 or 5% to $3.3 million from $3.5 million in the corresponding 1994 period. The decrease is primarily the result of not accruing a management incentive bonus expense, offset in part by higher payroll costs, in the 1995 period.

     For the six months ended June 30, 1995, selling, general and administrative expenses increased $453,000 or 8% to $6.2 million from $5.8 million in the corresponding 1994 period. The increase is primarily the result of a reduction in 1994 first quarter expenses from the recording of a $1.0 million insurance settlement relating to environmental costs incurred in prior years and higher payroll costs in the 1995 period. Offsetting these items is a reduction in expenses from not accruing a management incentive bonus expense in the 1995 period and reductions in 1995 first quarter expenses for a decrease in the estimated liability for self-insured workmen's compensation claims and an adjustment in the estimated allowance for doubtful accounts.

Interest Expense, Net
- ---------------------
     For the three months ended June 30, 1995, net interest expense (interest expense less interest income) decreased $276,000 or 11% to $2.1 million from $2.4 million and for the six months ended June 30, 1995, decreased $541,000 or 11% to $4.2 million from $4.7 million, when compared to the same 1994 periods.

     The decrease in each period is primarily due to a decrease in interest expense related to a reduction in long-term debt and an increase in interest income primarily from interest received on the refund of income taxes paid in prior periods.

Income Taxes
- ------------
     Income taxes for the three and six months ended June 30, 1995 and 1994 were computed in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), resulting in effective tax rates of approximately 32% to 34%. The difference in rates is primarily due to the relationship of relatively consistent amounts of estimated alcohol fuel and coal seam gas credits to varying amounts of estimated annual income.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operations
- -------------------------
     Net cash provided by operating activities totaled $10.9 million for the six months ended June 30, 1995, compared to $7.7 million for the comparable 1994 period. Operating cash flows increased primarily as the result of differences in the net changes in working capital items offset in part by a decline in net earnings.

Working Capital
- ---------------
     Working capital at June 30, 1995 consisted of current assets of $94.5 million and current liabilities of $40.7 million, or a current ratio of 2.32:1. At December 31, 1994, the current ratio was 2.55:1 with current assets of $108.0 million and current liabilities of $42.4 million.

     Current assets have decreased since December 31, 1994, primarily due to a decrease in cash and cash equivalents, marketable securities, accounts receivable and income tax refunds receivable. Marketable securities have declined due to sales and maturities. Accounts receivable have decreased as a result of a reduction in trade receivables and insurance reimbursements received. Inventories have increased due to an 8% increase in crude oil volumes on hand at slightly higher prices. Current liabilities have decreased due to a decrease in accounts payable and accrued liabilities. Accounts payable have declined primarily due to the timing of certain payments which would have normally occurred at the end of the year but were not due and payable until 1995. Accrued liabilities have declined as the result of the payment of certain year-end accruals.

Capital Expenditures and Resources
- ----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment totaled approximately $13.4 million for the first six months of 1995. These expenditures were primarily for the acquisition, construction, rebuilding and remodeling of various retail units; the acquisition of proved reserves, oil and gas well drilling and leasehold costs and information system enhancements.

     The Company, through its subsidiary Giant E&P, has added approximately 1.5 million barrels of oil equivalent, primarily crude oil, to its net proved reserves in 1995 through various acquisitions.

     The Company has acquired two service station/convenience stores in the Company's primary market area. One unit was purchased on January 10, 1995, and the other unit, which is located on the Navajo Indian Reservation, is being operated by the Company under a management agreement effective January 11, 1995, with formal possession pending approval by the Navajo Nation.

     On July 25, 1995, the Company completed the exchange of two of its retail service stations located in Tucson, Arizona for a finished products terminal in Albuquerque, New Mexico, previously owned by a major oil company. The effect of the exchange is to replace two service stations not considered to be strategic to the Company's overall marketing strategies with a finished products terminal which is a part of the Company's strategy to maximize both product volumes and netbacks to the Ciniza Refinery.

     During the first quarter of 1995, the Company received proceeds of approximately $1.1 million from the sale of certain non-strategic real estate assets. No gain or loss resulted from these sales.

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

Capital Structure
- -----------------
     At June 30, 1995, and December 31, 1994, the Company's long-term debt was 52% and 51% of total capital, respectively. The increase is primarily the result of a decrease in shareholders' equity due to the purchase of treasury stock and the declaration and payment of common stock dividends, offset in part by a decrease in long-term debt.

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

     The Company has a $20.0 million uncommitted line of credit available to support the issuance of letters of credit in the ordinary course of business. At June 30, 1995, there were approximately $12.4 million in irrevocable letters of credit outstanding under this arrangement. This uncommitted line of credit is subject to a negative pledge on working capital.

     The Company's Board of Directors has authorized the repurchase of a total of 1,500,000 shares of the Company's common stock, or approximately 13% of all outstanding shares. This is an increase of 500,000 shares over the previous authorizations. These purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. In the first half of 1995, the Company repurchased 664,100 shares of its common stock for approximately $5.6 million. From inception through July 31, 1995, the Company repurchased 866,400 shares at a weighted average cost of approximately $8.39 per share, including commissions, or approximately $7.3 million. These shares are treated as treasury shares.

     Any repurchased shares are available for a variety of corporate purposes. The number of shares actually repurchased will be dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. The Company may suspend or discontinue the program at any time without notice.

     In May 1995, the Company's Board of Directors declared a common stock dividend of $0.05 per share payable to stockholders of record on July 24,1995. This dividend was paid on August 4, 1995. Future dividends, if any, are subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors.

Other
- -----
     Federal, state and local laws and regulations relating to health and the environment affect nearly all of the operations of the Company. As is the case with all companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits involving environmental matters. These matters involve alleged soil and water contamination, air pollution and personal injuries or property damage allegedly caused by exposure to hazardous materials manufactured, handled or used by the Company. Future expenditures related to health and environmental matters cannot be reasonably quantified in many circumstances due to the speculative nature of remediation and cleanup cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of waste, the number of other potentially responsible parties involved, various defenses which may be available to the Company and changing environmental laws and interpretations of environmental laws.

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

     In May 1991, the EPA notified the Company that it may be a potentially responsible party for the release, or threatened release, of hazardous substances, pollutants or contaminants at the Lee Acres Landfill, which is adjacent to the Company's Farmington refinery which was operated until 1982. At the present time, the Company is unable to determine the extent of its potential liability, if any, in the matter. In 1989, a consultant to the Company estimated, based on various assumptions, that the Company's share of potential liability could be approximately $1.2 million. This figure was based upon the consultant's evaluation of such factors as available cleanup technology, BLM's involvement at the site and the number of other entities that may have had involvement at the site. The consultant, however, did not conduct an analysis of the Company's potential legal defenses and arguments including possible setoff rights. Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the cleanup costs at a site even though the party was responsible for only a small part of such costs. Actual liability, if any, may differ significantly from the consultant's estimate. In addition, the Company is remediating a free-phase hydrocarbon plume that extends approximately 1,000 feet south if its inactive Farmington refinery.

     The Company has an environmental liability accrual of approximately $1.5 million relating to ongoing environmental projects, including the remediation of the free-phase hydrocarbon plume described above and hydrocarbon contamination on and adjacent to 5.5 acres the Company owns in Bloomfield, New Mexico. The accrual is recorded in the current and long-term sections of the Company's consolidated balance sheet.

     Due to rains and flooding in the Midwest, there were some delays in the planting of grain crops which could have an adverse effect on the Company's ability to purchase grain supplies for its ethanol plant on a cost effective basis for the fourth quarter of 1995 and into 1996.

     The Company is subject to audit on an ongoing basis of the various taxes that it pays to federal, state, local and Tribal agencies. These audits may result in additional assessments or refunds along with interest and penalties. In some cases the jurisdictional basis of the taxing authority is in dispute and is the subject of litigation or administrative appeals. In one such case, the Company has received several tax assessments from the Navajo Nation, including a $1.8 million severance tax assessment issued to Giant Industries Arizona, Inc., a wholly-owned subsidiary of the Company, in November 1991 relating to crude oil removed from properties located outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction. It is the Company's position that it is in substantial compliance with laws applicable to the disputed area, and such assessments are or will be the subject of litigation or administrative appeals.

     The Company uses the full cost method of accounting for oil and gas activities. Under this method, the Company is required to writedown capitalized costs, adjusted for accumulated amortization and related deferred income taxes, if those costs exceed a "cost ceiling." This "cost ceiling" is determined by calculating the value of the Company's estimated reserves utilizing, among other things, the price of crude oil and natural gas at the end of each quarter. During periods of declining prices and reserves, the Company may be required to write down these capitalized costs due to impairment in value. At June 30, 1995, the Company's adjusted capitalized costs were approximately equal to the "cost ceiling". Whether or not a writedown will be necessary in the future depends upon future prices and reserve volumes.

     The Company has reached final settlement with its insurance companies under its business interruption insurance policies as they relate to the accident that occurred at the refinery in July 1994 for approximately $1.5 million. Approximately $1.4 million of this amount had been accrued in 1994.

     Due in part to a decision to accumulate raw material inventory and in part to better than forecasted receipts of crude oil from the field, the Company's inventories of crude oil have increased to approximately 822,000 barrels as of June 30, 1995. Based on projections of local crude oil availability from the field, current levels of usage of Alaska North Slope crude oil ("ANS"), and the Company's inventory levels, the Company believes an adequate crude oil supply will be available, without the use of additional supplemental supply alternatives, to sustain refinery operations at planned levels into the fourth quarter of 1996.

     Exploration and production activity in the Four Corners area has been at a relatively low level over the last few years. As a result, total crude oil production in the area currently reflects the trend of normal depletion of reservoirs without the supplements of significant new discoveries. The Company believes that local crude oil supply currently approximates 95% of aggregate local crude oil demand. The Company is currently able to supplement local crude oil supplies with ANS and other alternate grades of crude oil through its gathering systems' interconnection with the Four Corners and Texas-New Mexico common carrier pipeline systems and by truck or rail. Generally, such crude oil is of lesser quality than locally available crude oils, and, with the exception of ANS, the Company believes such crude oil generally has a delivered cost greater than that of locally available crude oil.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders was held on May 18, 1995. Proxies for the meeting were solicited under Regulation 14A. There were no matters submitted to a vote of security holders other than the election of three directors and approval of auditors as specified in the Company's Proxy Statement. There was no solicitation in opposition to management's nominees to the Board of Directors.

     James E. Acridge was elected as a director of the Company. The vote was as follows:

              Shares Voted              Shares Voted
                 "FOR"                  "WITHHOLDING"
              ------------              -------------
               11,204,702                   55,414

     George C. Hixon was elected as a director of the Company. The vote was as follows:

              Shares Voted              Shares Voted
                 "FOR"                  "WITHHOLDING"
              ------------              -------------
               11,220,538                   39,578

     Richard T. Kalen, Jr. was elected as a director of the Company. The vote was as follows:

              Shares Voted              Shares Voted
                 "FOR"                  "WITHHOLDING"
              ------------              -------------
               11,215,970                   44,146

     Deloitte & Touche LLP were ratified as independent auditors for the Company for the year ending December 31, 1995. The vote was as follows:

         Shares Voted       Shares Voted       Shares Voted
            "FOR"            "AGAINST"         "ABSTAINING"
         ------------       ------------       ------------
          11,197,656           23,369             39,091

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     11 - Computation of Per Share Data.

     27 - Financial Data Schedule.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1995.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.

                           GIANT INDUSTRIES, INC.


                           /s/  A. WAYNE DAVENPORT
                           ------------------------------------------
                           A. Wayne Davenport
                           Vice President and Chief Financial Officer
                           (Principal Accounting Officer)

Date: August 4, 1995