Form 10-Q
period 1995-09-30
GIANT INDUSTRIES INC
filed 1995-11-14
CIK 856465

                       FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995

                           OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the transition period _______ to _______.

     For Quarter Ended September 30, 1995     Commission File Number:
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

                   Yes [X]    No [ ]

Number of Common Shares outstanding at October 31, 1995:
11,316,229 shares.

             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets
          September 30, 1995 (Unaudited) and December 31, 1994

          Condensed Consolidated Statements of Earnings (Loss)
          (Unaudited) Three and Nine Months Ended
          September 30, 1995 and 1994

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) Nine Months Ended September 30,
          1995 and 1994

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

Item 6  - Exhibits and Reports on Form 8-K

SIGNATURE

                                 PART I
                         FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                   September 30, 1995    December 31, 1994
                                   ------------------    -----------------
                                      (Unaudited)
Assets
------
Current assets:
  Cash and cash equivalents              $  34,520           $  12,597
  Marketable securities                                         35,631
  Accounts receivable, net                  17,217              20,368
  Income tax refunds receivable                781               2,144
  Inventories                               33,627              32,270
  Prepaid expenses and other                 1,451               2,476
  Deferred income taxes                      2,323               2,490
                                         ---------           ---------
    Total current assets                    89,919             107,976
                                         ---------           ---------
Property, plant and equipment              325,520             306,717
  Less accumulated depreciation,
    depletion and amortization            (153,656)           (143,801)
                                         ---------           ---------
                                           171,864             162,916
                                         ---------           ---------
Other assets                                17,469              14,675
                                         ---------           ---------
                                         $ 279,252           $ 285,567
                                         =========           =========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Current portion of long-term debt      $   4,043           $   4,107
  Accounts payable                          21,474              20,707
  Accrued expenses                          17,196              17,591
                                         ---------           ---------
    Total current liabilities               42,713              42,405
                                         ---------           ---------
Long-term debt, net of current portion     111,830             116,090
Deferred income taxes                       13,990              13,752
Other liabilities                            3,427               3,630
Common stockholders' equity                107,292             109,690
                                         ---------           ---------
                                         $ 279,252           $ 285,567
                                         =========           =========

See accompanying notes to condensed consolidated financial statements.

                               GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                             (Unaudited)
                           (In thousands except shares and per share data)

                                                     Three Months Ended         Nine Months Ended
                                                        September 30,              September 30,
                                                 -------------------------  -------------------------
                                                    1995          1994         1995          1994
                                                 -----------   -----------  -----------   -----------
Net revenues                                     $    79,184   $    77,461  $   230,742   $   215,541
Cost of products sold                                 53,092        53,576      157,719       141,397
                                                 -----------   -----------  -----------   -----------
Gross margin                                          26,092        23,885       73,023        74,144

Operating expenses                                    13,460        14,500       38,936        40,169
Depreciation, depletion and amortization               4,036         3,685       11,730        11,382
Reduction of carrying value of crude oil
   and natural gas properties                                        3,395                      3,395
Selling, general and administrative expenses           3,333         3,124        9,540         8,878
                                                 -----------   -----------  -----------   -----------
Operating income (loss)                                5,263          (819)      12,817        10,320
Interest expense, net                                  2,307         2,984        6,480         7,698
                                                 -----------   -----------  -----------   -----------
Earnings (loss) before income taxes                    2,956        (3,803)       6,337         2,622
Provision (benefit) for income taxes                     978        (1,550)       2,060           506
                                                 -----------   -----------  -----------   -----------
Net earnings (loss)                              $     1,978   $    (2,253) $     4,277   $     2,116
                                                 ===========   ===========  ===========   ===========
Earnings (loss) per common share                 $      0.17   $     (0.19) $      0.37   $      0.17
                                                 ===========   ===========  ===========   ===========
Weighted average number of shares outstanding     11,321,229    12,112,350   11,547,500    12,159,181
                                                 ===========   ===========  ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                     GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In thousands)
                                                                   Nine Months Ended
                                                                      September 30,
                                                                 ---------------------
                                                                   1995         1994
                                                                 --------     --------
Cash flows from operating activities:
  Net earnings                                                   $  4,277     $  2,116
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Reduction in carrying value of oil and gas properties                      3,395
      Depreciation, depletion and amortization                     11,730       11,382
      Deferred income taxes                                           405       (1,484)
      Restricted stock award compensation                             347          366
      Changes in operating assets and liabilities:
        Decrease in receivables                                     4,514          277
        Increase in inventories                                    (1,357)      (7,943)
        Decrease in prepaid expenses and other                      1,025        2,075
        Increase (decrease) in accounts payable                       767         (555)
        Decrease in accrued expenses                                 (971)      (5,266)
      (Decrease) increase in other non-current liabilities           (203)       1,035
      Other                                                           287          143
                                                                 --------     --------
Net cash provided by operating activities                          20,821        5,541
                                                                 --------     --------
Cash flows from investing activities:
  Purchases of property, plant and equipment and other assets     (25,009)     (14,060)
  Proceeds from sale of property, plant and equipment
    and other assets                                                1,299          176
  Payments received on ESOP loan                                      514
  Purchases of marketable securities                                           (88,124)
  Proceeds from sales and maturities of marketable securities      35,981       89,027
                                                                 --------     --------
Net cash provided by (used in) investing activities                12,785      (12,981)
                                                                 --------     --------
Cash flows from financing activities:
  Payments of long-term debt                                       (4,325)      (2,881)
  Purchase of treasury stock                                       (5,620)        (935)
  Payment of dividends                                             (1,738)
  Deferred financing costs                                                        (100)
  Proceeds from exercise of stock options                                            3
                                                                 --------     --------
Net cash used in financing activities                             (11,683)      (3,913)
                                                                 --------     --------
Net increase (decrease) in cash and cash equivalents               21,923      (11,353)
Cash and cash equivalents:
  Beginning of period                                              12,597       19,807
                                                                 --------     --------
  End of period                                                  $ 34,520     $  8,454
                                                                 ========     ========

Noncash Investing and Financing Activities. In 1994, a portion of the acquisition price of nine retail units was seller financed for $2,917,000. In 1995, two retail units with a net book value of $1,613,000 were exchanged for a finished product terminal.

See accompanying notes to condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - MARKETABLE SECURITIES:

     Marketable securities are comprised of taxable corporate bonds, taxable and non-taxable municipal bonds and adjustable rate preferred stock, are managed as part of the Company's short-term cash management program and are classified as available-for-sale securities. Such classification requires these securities to be reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. As of September 30, 1995 all of the Company's marketable securities had matured or had been sold resulting in a net realized loss of approximately $110,000. At
September 30, 1995 and December 31, 1994, there were valuation allowances of $0 and $654,000, respectively, reducing the carrying value of the portfolio to estimated fair value. The after-tax adjustments necessary to mark the securities to market reduced stockholders' equity by $0 at September 30, 1995 and $398,000 at December 31, 1994.

NOTE 3 - INVENTORIES:

                                                (In thousands)
                                    September 30, 1995   December 31, 1994
                                    ------------------   -----------------
Inventories consist of the following:
First-in, first-out ("FIFO") method:
  Crude oil                              $ 12,075           $ 13,611
  Refined products                         13,268             11,054
  Refinery and shop supplies                5,719              5,705
Retail method:
  Merchandise                               2,709              2,428
                                         --------           --------
                                           33,771             32,798
Allowance for last-in, first-out
  ("LIFO") method                            (144)              (528)
                                         --------           --------
                                         $ 33,627           $ 32,270
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

     On October 4, 1995, the Company entered into a Credit Agreement with a money center bank under which $30,000,000 was borrowed pursuant to a three-year unsecured revolving term facility to provide financing for the purchase of the Bloomfield Refinery. The principal balance is due in October 1998 and has a floating interest rate that is tied to various short-term indices. Currently this rate is approximately 7%. On November 6, 1995, $10,000,000 of this revolving term facility was prepaid from cash on hand.

     In addition, the Credit Agreement contains a three-year unsecured working capital facility to provide working capital and letters of credit in the ordinary course of business. The availability under this working capital facility is the lesser of
(i) $40,000,000, or (ii) the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories as defined in the Credit Agreement. This facility has a floating interest rate that is tied to various short-term indices. As of October 31, 1995, no amounts had been borrowed under this arrangement and there were $16,300,000 of irrevocable letters of credit outstanding. The Company has terminated its previous $20,000,000 uncommitted line of credit that supported the issuance of letters of credit.

     The Credit Agreement contains certain covenants and restrictions which require the Company to, among other things, maintain a minimum consolidated net worth; minimum fixed charge coverage ratio; minimum funded debt to total capitalization percentage; and places limits on investments, prepayment of senior subordinated debt, guarantees, liens and restricted payments. The Credit Agreement is guaranteed by substantially all of the Company's wholly-owned subsidiaries.

NOTE 5 - COMMON STOCK:

     On September 21, 1995, the Company's Board of Directors declared a common stock dividend of $0.05 per share payable to stockholders of record on October 24, 1995. This dividend was paid on November 6, 1995. In 1995, the Company has paid dividends of $0.20 per share.

     In the first nine months of 1995, the Company repurchased 664,100 shares of its common stock for approximately $5,600,000. From the inception of the Company's common stock repurchase program in 1994 through September 30, 1995, the Company repurchased 866,400 shares at a weighted average cost of approximately $8.39 per share, including commissions, or approximately $7,300,000. These shares are treated as treasury shares. Any repurchased shares are available for a variety of corporate purposes.

     In 1995, the Company's Board of Directors authorized an increase in the existing stock repurchase program from 1,000,000 shares to 1,500,000 shares.

NOTE 6 - CONTINGENCIES:

     The Company and certain subsidiaries are defendants in various legal actions. Certain of these pending legal actions involve or may involve compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided adversely. Although the amount of liability at September 30, 1995 with respect to these matters is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial condition or results of operations.

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

     The Company has an environmental liability accrual of approximately $1,500,000 relating to ongoing environmental projects, including the remediation of a free-phase hydrocarbon plume at the Company's inactive Farmington refinery and hydrocarbon contamination on and adjacent to 5.5 acres the Company owns in Bloomfield, New Mexico. The accrual is recorded in the current and long-term sections of the Company's consolidated balance sheet. An environmental reserve to be established in connection with the Bloomfield Refinery acquisition will be recorded as an adjustment to the purchase price.

     The Company has received several tax notifications and assessments from the Navajo Nation relating to crude oil and natural gas removed from properties located outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1,800,000 severance tax assessment issued to Giant Industries Arizona, Inc., a wholly-owned subsidiary of the Company, in November 1991. The Company has invoked its appeal rights with the Navajo Nation's Tax Commission in connection with this assessment and intends to vigorously oppose the assessment. It is the Company's understanding that these appeals will be held in abeyance pending further judicial clarification of the Navajo Nation's taxing authority by means of litigation involving other companies. It is possible, however, that the Company's assessments will have to be litigated by the Company before final resolution. The Company may receive further tax assessments before judicial resolution of the Navajo Nation's taxing authority.

NOTE 7 - PRO FORMA FINANCIAL INFORMATION:

     On October 4, 1995, the Company, through its wholly-owned subsidiary, completed the purchase of the Bloomfield Refinery along with related pipeline and transportation assets from Gary-Williams Energy Co. and its wholly-owned subsidiary Bloomfield Refining Company ("BRC").

     The following unaudited pro forma combined condensed financial information for the nine months ended September 30, 1995 and 1994 include the results of operations of the Company and BRC, along with adjustments which give effect to events that are directly attributable to the transaction and which are expected to have a continuing impact. The information assumes the transaction was consummated as of the beginning of each period presented.

     The unaudited pro forma combined condensed financial information does not purport to represent the results of operations that actually would have resulted had the purchase occurred on the dates specified, nor should it be taken as indicative of the future results of operations.

          UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF EARNINGS
                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                 (In thousands except shares and per share data)

                                                          1995         1994
                                                       ----------   ----------
Net revenues                                           $  337,573   $  322,348
Cost of products sold                                     236,801      215,689
                                                       ----------   ----------
Gross margin                                              100,772      106,659
                                                       ----------   ----------
Operating expenses                                         48,584       49,735
Depreciation, depletion and amortization                   13,793       13,445
Reduction of carrying value of crude oil
     and natural gas properties                                          3,395
Selling, general and administrative expenses               11,101       10,694
                                                       ----------   ----------
Operating income                                           27,294       29,390
Interest expense, net and other                             9,442       10,660
                                                       ----------   ----------
Earnings before income taxes                               17,852       18,730
Provision for income taxes                                  6,540        6,810
                                                       ----------   ----------
Net earnings                                           $   11,312   $   11,920
                                                       ==========   ==========
Earnings per common share                              $     0.98   $     0.98
                                                       ==========   ==========
Weighted average number of shares outstanding          11,547,500   12,159,181
                                                       ==========   ==========
/TABLE

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Earnings (Loss) Before Income Taxes
-----------------------------------
     Earnings before income taxes were $3.0 million for the three months ended September 30, 1995, an increase of approximately $6.8 million from a loss of $3.8 million for the three months ended September 30, 1994. The increase is primarily the result of a $3.4 million writedown in the carrying value of crude oil and natural gas properties due to a "ceiling test " calculation in the 1994 third quarter; and in the 1995 third quarter, a decrease in ethanol plant grain costs, a decline in operating expenses, an 8% increase in refinery sourced finished product sales volumes, lower net interest costs, a 5% increase in average refinery margins and a 13% increase in service station merchandise sales. The increase was partially offset by a decrease in third party ethanol sales volumes in the 1995 third quarter, and in the 1994 third quarter, the recording of a $1.0 million accrual for estimated reimbursement under the Company's business interruption insurance policies relating to an accident at the refinery, which reduced 1994 cost of products sold.

     Earnings before income taxes were $6.3 million for the nine months ended September 30, 1995, an increase of approximately $3.7 million from $2.6 million for the nine months ended September 30, 1994. The increase is primarily the result of the writedown in the carrying value of crude oil and natural gas properties in 1994; and in 1995, a 6% increase in refinery sourced finished product sales volumes, a decrease in ethanol plant grain costs, a 16% increase in service station merchandise sales, a decline in operating expenses, lower net interest costs and the addition of third party crude oil sales. The increase was partially offset by a 17% decrease in average refinery margins and a decrease in third party ethanol sales volumes in 1995 and, in 1994, the recording of the accrual for estimated reimbursement under the Company's business interruption insurance policies.

     For the three and nine month periods ended September 30, 1995 and 1994, the Company's exploration and production operations ("Giant E&P") recorded pretax earnings of $21,000 and $217,000 and pretax losses of $3.7 million and $4.3 million, respectively. The improvement in each period is due primarily to the writedown in the carrying value of crude oil and natural gas properties in the third quarter of 1994, and in the 1995 periods, increases in crude oil and natural gas production, offset in part by a decline in natural gas selling prices. Crude oil prices were up slightly in the comparative year to date periods and down slightly in the comparative quarterly periods.

Revenues
--------
     Revenues for the three months ended September 30, 1995 increased $1.7 million or 2% to $79.2 million from $77.5 million in the comparable 1994 period. The increase is primarily due to an 8% increase in refinery sourced finished product sales volumes and a 13% increase in service station merchandise sales. Offsetting these increases was a decline in third party ethanol sales volumes, an overall decline in other revenues from retail operations and a 1% decrease in refinery weighted average selling prices.

     Revenues for the nine months ended September 30, 1995, increased $15.2 million or 7% to $230.7 million from $215.5 million in the comparable 1994 period. The increase is primarily due to a 6% increase in refinery sourced finished product sales volumes, a 5% increase in refinery weighted average selling prices, a 16% increase in service station merchandise sales and the addition of third party crude oil sales. Offsetting these increases was an overall decline in other revenues from the retail operations and a decline in third party ethanol sales volumes.

     The increase in refinery sourced finished product sales volumes in each period was partially the result of an accident at the refinery in July 1994 which reduced production for a period of approximately sixty days. The 1994 year to date volumes were also affected by a scheduled major maintenance turnaround started in March and completed in April of that year. The increase in service station merchandise sales is the result of increased same store volumes and the net addition of three units. The overall decline in other revenues from retail operations is primarily related to the sale of the Giant Express travel center in November 1994.

     In each period, volumes of refined products sold through retail outlets decreased approximately 8% from 1994 levels due to a 31% decrease in volumes sold from the travel centers, primarily related to the sale of the Giant Express, and a slight decrease in service station volumes.

     Revenues, including intercompany revenues of $1.4 million in 1995 and $1.1 million in 1994, from Giant E & P totaled $2.1 million for the three months ended September 30, 1995, an increase of $338,000 or 18% from the $1.8 million reported for the comparable 1994 period. This increase is due to a 62% increase in crude oil production and a 20% increase in natural gas production. These increases are offset in part by a 3% decline in average crude oil selling prices and a 29% decline in average natural gas selling prices.

     Revenues, including intercompany revenues of $3.9 million in 1995 and $3.1 million in 1994, from Giant E & P totaled $6.1 million for the nine months ended September 30, 1995, an increase of $1.3 million or 27% from the $4.8 million reported for the comparable 1994 period. This increase is due to a 47% increase in crude oil production, a 9% increase in average crude oil selling prices and a 16% increase in natural gas production. These increases are offset in part by a 28% decline in average natural gas selling prices.

     In each period, the increase in crude oil production is primarily the result of the acquisition of various crude oil producing reserves during 1995. The increase in natural gas production is due to a 1994 year end downward adjustment of coal seam gas reserves sold in 1992, determined pursuant to an annual redetermination clause contained in the 1992 purchase and sale agreement, which resulted in the addition of approximately 1,018 million cubic feet of natural gas reserves.

Cost of Products Sold
---------------------
     For the three months ended September 30, 1995, cost of products sold decreased $484,000 or 1% to $53.1 million from $53.6 million for the corresponding 1994 period. A decrease in 1995 average grain costs resulting from an improved grain harvest in the fall of 1994 and higher grain costs in 1994 due to forward purchase contracts and a poor grain harvest in the fall of 1993, along with a 2% decline in average crude oil costs and a decrease in travel center merchandise sales due to the sale of the Giant Express accounts for most of the decrease. The decrease is partially offset by an 8% increase in the volume of finished products sold from the refinery, a 13% increase in merchandise sales from the service stations and a $1.0 million accrual for estimated reimbursement under the Company's business interruption insurance policies relating to an accident at the refinery in the 1994 third quarter, which reduced 1994 cost of products sold.

     For the nine months ended September 30, 1995, cost of products sold increased $16.3 million or 12% to $157.7 million from $141.4 million for the corresponding 1994 period. An 11% increase in average crude oil costs, a 6% increase in the volume of finished products sold from the refinery and a 16% increase in merchandise sales from the service stations accounts for most of the increase. The increase is partially offset by a decrease in average grain costs and a decrease in merchandise sales from the travel centers related to the sale of the Giant Express.

     Cost of products sold by Giant E & P increased approximately 21% and 20% for the three and nine month periods ended September 30, 1995, respectively, compared to the same
1994 periods. The increases are primarily related to an increase in production.

Operating Expenses
------------------
     For the three months ended September 30, 1995, operating expenses decreased $1.0 million or 7%, to $13.5 million from $14.5 million in the corresponding 1994 period.

     For the nine months ended September 30, 1995, operating expenses decreased $1.2 million or 3%, to $38.9 million from $40.1 million in the corresponding 1994 period.

     The decreases in each period are primarily related to the sale of the Giant Express and a decline in utility and purchased fuel costs for the refinery. Partially offsetting these decreases are increases in payroll and related costs and outside services for other operations. Third quarter 1995 costs also reflect a reduction in contract labor and material expense at the refinery.

Selling, General and Administrative Expenses
--------------------------------------------
     For the three months ended September 30, 1995, selling, general and administrative expenses increased $209,000 or 7% to $3.3 million from $3.1 million in the corresponding 1994 period. The increase is primarily the result of higher payroll and related costs in the 1995 period.

     For the nine months ended September 30, 1995, selling, general and administrative expenses increased $662,000 or 7% to $9.5 million from $8.9 million in the corresponding 1994 period. The increase is primarily the result of a reduction in 1994 first quarter expenses from the recording of a $1.0 million insurance settlement relating to environmental costs incurred in prior years and higher payroll costs in the 1995 period. Offsetting these items are a reduction in expenses from not recording a management incentive bonus accrual in the 1995 period and reductions in 1995 first quarter expenses for a decrease in the estimated liability for self insured workmen's compensation claims and a reduction in the estimated allowance for doubtful accounts.

Interest Expense, Net
---------------------
     For the three months ended September 30, 1995, interest expense, net (interest expense less interest income) decreased $677,000 or 23% to $2.3 million from $3.0 million and for the nine months ended September 30, 1995, decreased $1.2 million or 16% to $6.5 million from $7.7 million compared to the same 1994 periods.

     The decrease in the comparative three month periods is primarily due to an interest income adjustment in the 1994 third quarter, a decrease in interest expense related to a reduction in long-term debt and an increase in interest income related to higher interest rates.

     The decrease in the comparative nine month periods is primarily due to the interest income adjustment in the 1994 third quarter, an increase in interest income primarily due to interest received on the refund of income taxes paid in prior periods and higher interest rates on invested funds, along with a decrease in interest expense related to a reduction in long-term debt.

Income Taxes
------------
     Income taxes for the three and nine months ended September 30, 1995 and 1994 were computed in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), resulting in effective tax (benefit) rates ranging from approximately 19% to 40%. The difference in rates is primarily due to the relationship of relatively consistent amounts of estimated alcohol fuel and coal seam gas credits to varying amounts of estimated annual income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operations
-------------------------
     Net cash provided by operating activities totaled $20.8 million for the nine months ended September 30, 1995, compared to $5.5 million for the comparable 1994 period. Operating cash flows increased primarily as the result of the differences in the net changes in working capital items and an increase in net earnings.

Working Capital
---------------
     Working capital at September 30, 1995 consisted of current assets of $89.9 million and current liabilities of $42.7 million, or a current ratio of 2.11:1. At December 31, 1994, the current ratio was 2.55:1 with current assets of $108.0 million and current liabilities of $42.4 million.

     Current assets have decreased since December 31, 1994, primarily due to a decrease in cash and cash equivalents, marketable securities , accounts receivable and income tax refunds receivable. Marketable securities have declined due to sales and maturities. Accounts receivable have decreased as a result of insurance reimbursements received and the receipt of excise tax refunds. Inventories have increased due to an increase of ethanol volumes on hand at the ethanol plant and terminal operations. Current liabilities have increased due to an increase in accounts payable offset in part by a decrease in accrued liabilities. Accounts payable have increased primarily due to an increase in raw material purchases at slightly higher prices, offset in part by the timing of certain payments which would have normally occurred at year end but were not due and payable until 1995. Accrued liabilities have declined as the result of the payment of certain year-end accruals, offset in part by an increase in accrued interest payable.

Capital Expenditures and Resources
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment and other assets totaled approximately $25.0 million for the first nine months of 1995. These expenditures were primarily for the acquisition of proved reserves, oil and gas well drilling and leasehold costs; the acquisition, construction, rebuilding and remodeling of various retail units; the acquisition of a crude oil gathering operation, including long-term crude oil supply contracts, and information system enhancements.

     The Company, through its subsidiary Giant E & P, has added approximately 2.4 million barrels of oil equivalent, primarily crude oil, to its net proved reserves in 1995 through various acquisitions.

     The Company acquired two service station/convenience stores in 1995. One unit was purchased on January 10, 1995 and the other unit, which is located on the Navajo Indian Reservation, is being operated by the Company under a management agreement effective January 11, 1995, with closing of the purchase pending approval by the Navajo Nation. In addition, three new retail units constructed by the Company are in operation, one in the Albuquerque market, which opened in the first quarter, and two in the Phoenix area, which opened in the third quarter.

     On July 25, 1995, the Company completed the exchange of two of its retail service stations located in Tucson, Arizona for a finished products terminal in Albuquerque, New Mexico previously owned by a major oil company. The effect of the exchange is to replace two service stations not considered to be strategic to the Company's overall marketing strategies with a finished products terminal which is a part of the Company's strategy to maximize both product volumes and netbacks to the Ciniza Refinery.

     The Company has received proceeds of approximately $1.3 million from the sale of certain non-strategic real estate and other assets. A gain of approximately $150,000 resulted from these sales.

     In the third quarter, the Company, through a wholly-owned subsidiary, completed the acquisition of a crude oil gathering operation. The assets acquired include land, buildings, equipment and long-term crude oil supply contracts. The amounts allocated to the long-term supply contracts will be amortized to cost of products sold over the life of the contracts which have a duration of three to twelve years. The acquisition should lower raw material and transportation costs by providing new long-term crude oil purchase agreements and through consolidation of crude oil trucking operations.

     On October 4, 1995, the Company through its wholly-owned subsidiary, completed the purchase of the 18,000 barrel per day ("bpd") Bloomfield Refinery ("Bloomfield") located in Bloomfield, New Mexico, along with related pipeline and transportation assets. Bloomfield and the related assets were purchased for a price of $55 million, plus approximately $7.5 million for crude oil and refined product inventories associated with the refinery operations. The purchase was funded with $32.5 million of cash on hand and $30.0 million provided under a Credit Agreement. The purchase agreement also provides for potential contingent payments to be made to the seller over approximately the next six years should certain criteria be met.

    Included in the purchase is approximately 25 miles of pipeline connecting Bloomfield to the Texas-New Mexico and Four Corners common carrier pipeline systems and various automobiles and small trucks.

     Bloomfield has been and will continue to be used to process primarily locally acquired crude oil into refined products which are distributed principally in Southern Utah, Southern Colorado, Northwestern New Mexico and Northeastern Arizona.

     On a pro forma basis, assuming the purchase took place on January 1, 1994, the Company's net revenues would have been $337.6 million and $433.9 million, net earnings would have been $11.3 million and $16.0 million and earnings per common share would have been $0.98 and $1.32 for the nine months ended September
30, 1995 and the year ended December 31, 1994, respectively.

     On October 2, 1995, the Company announced the temporary suspension of operations at its ethanol processing plant due to high grain costs. The plant is expected to be closed until grain prices return to more favorable levels. Included in the Company's financial results are ethanol plant third party revenues of $1.4 million and operating losses of $74,000 for the three months ended September 30, 1995, and third party revenues of $6.7 million and operating earnings of $372,000 for the nine months ended September 30, 1995.

     The Company continues to investigate other strategic acquisitions as well as capital improvements to its existing facilities, and is actively pursuing the possible sale or exchange of certain other non-strategic assets.

     Working capital, including that necessary for capital expenditures and debt service, will be funded through cash generated from operating activities, existing cash balances and, if necessary, future borrowings. Future liquidity, both short and long-term, will continue to be primarily dependent on producing and selling sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses.

Capital Structure
-----------------
     At September 30, 1995, and December 31, 1994, the Company's long-term debt was 51.0% and 51.4% of total capital, respectively. The slight decrease is due to a decrease in long-term debt offset in part by a decrease in shareholders' equity due to the purchase of treasury stock and the declaration and payment of common stock dividends.

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

     On October 4, 1995, the Company entered into a Credit Agreement with a money center bank under which $30.0 million was borrowed pursuant to a three-year unsecured revolving term facility to provide financing for the purchase of the Bloomfield Refinery. The principal balance is due in October 1998 and has a floating interest rate that is tied to various short-term indices. Currently this rate is approximately 7%. On November 6, 1995, $10.0 million of this revolving term facility was prepaid from cash on hand.

     In addition, the Credit Agreement contains a three-year unsecured working capital facility to provide working capital and letters of credit in the ordinary course of business. The availability under this working capital facility is the lesser of (i) $40.0 million, or (ii) the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories as defined in the Credit Agreement. This facility has a floating interest rate that is tied to various short-term indices. As of October 31, 1995, no amounts had been borrowed under this arrangement and there were $16.3 million of irrevocable letters of credit outstanding. The Company has terminated its previous $20.0 million uncommitted line of credit that supported the issuance of letters of credit.

     The Credit Agreement contains certain covenants and restrictions which require the Company to, among other things, maintain a minimum consolidated net worth; minimum fixed charge coverage ratio; minimum funded debt to total capitalization percentage; and places limits on investments, prepayment of senior subordinated debt, guarantees, liens and restricted payments. The Credit Agreement is guaranteed by substantially all of the Company's wholly-owned subsidiaries.

     The Company's Board of Directors has authorized the repurchase of a total of 1,500,000 shares of the Company's common stock, or approximately 13% of all outstanding shares. This is an increase of 500,000 shares over the previous authorizations. These purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. In the first nine months of 1995, the Company repurchased 664,100 shares of its common stock for approximately $5.6 million. From the inception of the repurchase program through September 30, 1995, the Company repurchased 866,400 shares at a weighted average cost of approximately $8.39 per share, including commissions, or approximately $7.3 million. These shares are treated as treasury shares.

     Any repurchased shares are available for a variety of corporate purposes. The number of shares actually repurchased will be dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. The Company may suspend or discontinue the program at any time without notice.

     On September 21,1995, the Company's Board of Directors declared a common stock dividend of $0.05 per share payable to stockholders of record on October 24,1995. This dividend was paid on November 6, 1995. Future dividends, if any, are subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors.

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

     In May 1991, the EPA notified the Company that it may be a potentially responsible party for the release, or threatened release, of hazardous substances, pollutants or contaminants at the Lee Acres Landfill, which is adjacent to the Company's Farmington refinery which was operated until 1982. At the present time, the Company is unable to determine the extent of its potential liability, if any, in the matter. In 1989, a consultant to the Company estimated, based on various assumptions, that the Company's share of potential liability could be approximately $1.2 million. This figure was based upon the consultant's evaluation of such factors as available clean-up technology, BLM's involvement at the site and the number of other entities that may have had involvement at the site. The consultant, however, did not conduct an analysis of the Company's potential legal defenses and arguments including possible setoff rights. Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs at a site even though the party was responsible for only a small part of such costs. Actual liability, if any, may differ significantly from the consultant's estimate. In addition, the Company is remediating a free-phase hydrocarbon plume that extends approximately 1,000 feet south of its inactive Farmington refinery.

     The Company has an environmental liability accrual of approximately $1.5 million relating to on going environmental projects, including the remediation of the free-phase hydrocarbon plume described above and hydrocarbon contamination on and adjacent to 5.5 acres the Company owns in Bloomfield, New Mexico. The accrual is recorded in the current and long-term sections of the Company's consolidated balance sheet. An environmental reserve to be established in connection with the Bloomfield Refinery acquisition will be recorded as an adjustment to the purchase price.

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

     The Company uses the full cost method of accounting for oil and gas activities. Under this method, the Company is required to write down capitalized costs, adjusted for accumulated amortization and related deferred income taxes, if those costs exceed a "cost ceiling." This "cost ceiling" is determined by calculating the value of the Company's estimated reserves utilizing, among other things, the price of crude oil and natural gas at the end of each quarter. During periods of declining prices and reserves, the Company may be required to write down these capitalized costs due to impairment in value. At September 30, 1995, the Company's adjusted capitalized costs were approximately equal to the "cost ceiling". Whether or not a writedown will be necessary in the future depends upon future prices and reserve volumes.

     In the first quarter of 1995, the Company reached final settlement with its insurance companies under its business interruption insurance policies as they relate to the accident that occurred at the refinery in July 1994 for approximately $1.5 million. Approximately $1.4 million of this amount had been accrued in 1994.

     With the acquisition of the Bloomfield Refinery and based on projections of local crude oil availability from the field, current levels of usage of Alaska North Slope crude oil ("ANS"), and the Company's inventory levels, the Company believes an adequate crude oil supply will be available, without the use of additional supplemental supply alternatives, to sustain both refineries' operations at planned levels, at least through mid-1996.

     The Company believes that local crude oil production currently approximates 95% of aggregate local crude oil demand. The Company is currently able to supplement local crude oil supplies with ANS and other alternate grades of crude oil through its gathering systems' interconnection with the Four Corners and Texas-New Mexico common carrier pipeline systems and by truck or rail. Generally, such crude oil is of lesser quality than locally available crude oils, and, with the exception of ANS, the Company believes such crude oil generally has a delivered cost greater than that of locally available crude oil.

     In response to the decline in local crude oil production, along with the acquisition of the Bloomfield Refinery, the Company is evaluating supplemental crude oil supply alternatives for both of its refineries on both a short-term and long-term basis. Among other alternatives, the Company has considered making equipment modifications to increase its ability to use ANS crude oil and is considering the installation of additional rail facilities to enable the Company to provide incremental crude oil to supplement local supply sources when required in the most cost effective manner.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       4 - Letter Amendment No. 2, dated May 9, 1995, to Amended and
           Restated Note Agreement, dated September 30, 1993, among The Prudential Insurance Company of America, Pruco Life Insurance Company, Giant Industries, Inc. and Giant Industries Arizona, Inc., relating to $20,000,000 of 10.91% Senior Notes due March 31, 1999.

      11 - Computation of Per Share Data.

      27 - Financial Data Schedule.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1995.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.

                           GIANT INDUSTRIES, INC.


                           /s/  A. WAYNE DAVENPORT
                           ------------------------------------------
                           A. Wayne Davenport
                           Vice President and Chief Financial Officer
                           (Principal Accounting Officer)

Date: November 13, 1995