Form 10-K405
period 1995-12-31
GIANT INDUSTRIES INC
filed 1996-03-29
CIK 856465

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1995.

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

                          Yes [X]       No [ ]

     As of February 29, 1996, 11,250,618 shares of the registrant's Common Stock, $.01 par value, were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $80,083,000 based on New York Stock Exchange closing prices on February 29, 1996.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following documents are incorporated by reference in
Part III of this Form 10-K Report:

     Proxy Statement for Registrant's 1996 Annual Meeting of
Stockholders - Items 10, 11, 12, and 13.

                           PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES.

GENERAL

     Giant Industries, Inc., a Delaware corporation ("Giant" or the "Company"), through its wholly-owned subsidiary Giant Industries Arizona, Inc. ("Giant Arizona"), is engaged in the refining and marketing of petroleum products. The Company is the largest refiner and one of the largest marketers of petroleum products in the Four Corners area of the southwestern United States where New Mexico, Arizona, Colorado and Utah adjoin. The Company provides petroleum products through company-operated branded retail facilities, as well as through independent wholesalers and retailers, industrial/commercial accounts and sales and exchanges with major oil companies. The Company also is engaged in the transportation of crude oil and natural gas.

     The Company was incorporated in 1989 to effect the concurrent merger of Giant Arizona and Hixon Development Company ("Hixon"), now Giant Exploration and Production ("Giant E&P"), into wholly-owned subsidiaries of the Company. Giant Arizona was founded in 1961 and operated as a sole proprietorship until incorporation in the State of Arizona in 1969. Hixon was incorporated in the State of Texas in 1964. Concurrently with the merger of Giant Arizona and Hixon, the Company completed an initial public offering of 2,788,750 shares of the Company's Common Stock. At December 31, 1995, the company had 11,249,129 shares of outstanding Common Stock.

     Giant E&P is engaged in the exploration for and production of crude oil and natural gas. In early 1996, the Company approved a plan of disposition for these exploration and production operations. The decision was based upon management's review of the prospects for this operation, which indicated that substantial new capital would be necessary to further develop this business and reach an acceptable level of profitability and integration. Following this disposition, the Company will focus its efforts on its core business of refining and marketing. The Company is in the process of searching for a buyer for the assets or the business of Giant E&P and expects to complete a sale in 1996.

     The Company's long-term strategy is to increase its market share of refined products sold and to capture a significant portion of the anticipated future growth in demand for refined products in the Four Corners market. This strategy is designed to increase control over the distribution of a greater portion of the Company's refined products. Additionally, the Company intends to reduce its dependence on particular customers, obtain higher margins through increased sales at the retail level and develop markets for the sale of refined products in targeted regions. Through selective acquisitions, the Company plans to expand into new markets where the Company's management believes it can duplicate its business strategy. The Company also intends to maintain its market presence in its secondary markets, including the Phoenix metropolitan area, which could provide additional opportunities for selective market expansion.

REFINING AND MARKETING

     REFINING

     Giant Arizona owns and operates the Ciniza refinery located on 880 acres near Gallup, New Mexico and the Bloomfield refinery, purchased in early October, 1995, located on 285 acres near Farmington, New Mexico. Both of these refineries are located in the Four Corners area. This area serves as the Company's primary market for its refined products and as the primary source of its crude oil and natural gas liquids ("NGLs") supplies.

     Management believes that the technical capabilities of both refineries, together with the high quality of locally available feedstocks, enable the Company to achieve a refinery conversion yield which is comparable to that achieved by larger refineries located outside of the area. Both refineries are equipped with fluid catalytic cracking, naphtha hydrotreating, reforming, LPG recovery, and diesel hydrotreating and sulfur recovery units to manufacture low sulfur diesel fuel. At the Ciniza refinery an alkylation unit is utilized to manufacture high octane gasoline from cat cracker olefins. At the Bloomfield refinery this is accomplished utilizing a catalytic polymerization unit. The Ciniza refinery is also equipped with isomerization and cogeneration facilities. These processing configurations enable the refineries to yield in excess of 90% high value products, such as gasoline, diesel fuel and jet fuel, from each barrel of crude oil refined and to manufacture a gasoline slate that is 100% unleaded and diesel fuel that is 100% low sulfur diesel.

     Set forth below is data with respect to refinery operations and the primary refined products produced during the indicated periods.

                                   Year Ended December 31,
                            -------------------------------------
                            1995(1) 1994    1993    1992    1991
                            ----    ----    ----    ----    ----
Feedstock throughput:(2)
  Crude oil                23,700  19,100  20,300  20,800  19,300
  NGLs and oxygenates       5,000   4,500   5,000   4,800   4,300
                           ------  ------  ------  ------  ------
     Total                 28,700  23,600  25,300  25,600  23,600
                           ======  ======  ======  ======  ======
Crude oil throughput
  (as a % of total)           83%     81%     80%     81%     82%
Rated crude oil
  capacity utilized           88%     92%     98%    101%     94%
Refinery margin ($/bbl)    $ 5.13  $ 5.60  $ 6.69  $ 4.77  $ 3.88
Products:(1)
  Gasoline                 18,500  15,200  16,300  16,100  15,200
  Diesel fuel               7,200   5,200   5,400   5,400   5,200
  Jet fuel                    900   1,300   1,800   2,000   1,800
  Other                     2,100   1,900   1,800   2,100   1,400
                           ------  ------  ------  ------  ------
     Total                 28,700  23,600  25,300  25,600  23,600
                           ======  ======  ======  ======  ======
High Value Products:
  Gasoline                    65%     64%     65%     63%     64%
  Diesel fuel                 25%     22%     21%     21%     22%
  Jet fuel                     3%      6%      7%      8%      8%
                           ------  ------  ------  ------  ------
     Total                    93%     92%     93%     92%     94%
                           ======  ======  ======  ======  ======

(1) The 1995 operating data reflects the operations of the Bloomfield refinery since October 4, 1995.

(2) Average barrels per day

     The purchase of the Bloomfield refinery in October 1995 increased the Company's total rated crude oil refining capacity owned by 18,000 bpd.

     Each unit in a refinery requires regular maintenance and repair (referred to as a "turnaround") during which it is not in operation. Turnaround cycles vary for different units and, in general, refinery management plans product inventories and unit maintenance to permit some operations to continue even when certain units are inactive. Maintenance turnarounds involve the refineries' own personnel and some additional contract labor. Turnarounds are effected on a continuous 24-hour basis in order to minimize the unproductive time of the units involved. Giant has historically expensed current maintenance charges and capitalized turnaround costs which are then amortized over the estimated period until the next turnaround.

     In general, a major turnaround is scheduled every four years.
The most recent major turnaround occurred at the Ciniza refinery during March and April 1994. This type of turnaround occurred at the Bloomfield refinery in 1993. Unscheduled maintenance shutdowns also occur, but the Company believes that the record of both refineries with respect to unscheduled maintenance shutdowns is generally good compared with the industry as a whole.

     RAW MATERIAL SUPPLY

     The refineries primarily process a mixture of high gravity, low sulfur crude oil, condensate and NGLs and a material known as Lisbon condensate. The locally produced, high quality crude oil known as Four Corners Sweet is the primary feedstock for the refineries. The refineries also supplement their supply of crude oil with Alaskan North Slope ("ANS") crude oil, accessed from the West Coast through the Four Corners and Texas-New Mexico pipeline systems, which together can transport approximately 65,000 barrels per day. The Ciniza refinery also has access to West Texas Intermediate and other lesser known crude oils by rail, should the need arise and should economic conditions allow the use of such alternate crude oils.

     With the acquisition of the Bloomfield refinery and based on projections of local crude oil availability from the field, current levels of usage of ANS and the Company's inventory levels, the Company believes an adequate crude oil supply will be available, without the use of additional supplemental supply alternatives, to sustain both refineries' operations at planned levels, at least through 1996.

     The Company believes that local crude oil production currently approximates 95% of aggregate local crude oil demand. The Company continues to evaluate supplemental crude oil supply alternatives for both of its refineries on both a short-term and long-term basis. Among other alternatives, the Company has considered making equipment modifications to increase its ability to use alternative crude oils and may install additional rail facilities to enable the Company to provide incremental crude oil and other intermediate feedstocks to supplement local supply sources in the most cost effective manner. Generally, such supplemental crude oil is of lesser quality than locally available crude oils, and, with the exception of ANS, the Company believes such crude oil generally has a delivered cost greater than that of locally available crude oil.

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

     The Company's equity interest in producing wells, which is a part of discontinued operations, currently accounts for approximately 3% of the refineries' crude oil requirements. Crude oil is acquired from a number of other sources, including major oil companies and large and small independent producers, under arrangements which contain market-responsive pricing provisions.
Many of these arrangements are subject to cancellation by either party or have terms that are not in excess of one year. In addition, these arrangements are subject to periodic renegotiation. A portion of the refineries' purchases are structured as exchange agreements.
In such exchanges, purchases are made in conjunction with matching sales to the supplier at other domestic locations, as may be negotiated periodically. The effect of such arrangements is to make a portion of the cost of the refineries' supply dependent upon market conditions in other locations, which may differ from those pertaining to the Four Corners area. In addition, the Company participates in various government supply programs available to smaller refiners.

     In addition to crude oil, the Ciniza refinery currently has the capability of processing approximately 5,200 barrels per day of NGLs, consisting of natural gasoline, normal butane and isobutane. NGLs are used as gasoline blending components and to supply the refinery's isomerization and alkylation units. NGLs increase the percentage of gasoline and the octane levels that the refinery can produce, which typically increase the Company's refining margins. NGLs further enhance refinery margins because the Company has historically been able to purchase NGLs at a lower cost per barrel than crude oil.

     An adequate supply of NGLs is available for delivery to the Ciniza refinery, primarily through a Company-owned pipeline connecting the Ciniza refinery to natural gas liquids fractionation plants operated by third parties. NGLs can also be transported to the Ciniza refinery by rail or transport truck. The Company currently acquires substantially all of its NGL feedstocks pursuant to two long-term agreements with suppliers under which NGLs are made available to the Company at the fractionation plants. These agreements contain market sensitive pricing arrangements under which prices are adjusted on a monthly basis.

     OXYGENATES

     The Company owns an ethanol processing plant in Portales, New Mexico. The ethanol plant, a dry mill facility, has the capacity to produce approximately 14.0 million gallons of ethanol per year, 137,000 tons of protein-enriched cattlefeed and beverage quality carbon dioxide. Ethanol is an oxygenate which can be used as a gasoline blending component. An oxygenate is an oxygen-containing compound that can be used as a motor vehicle fuel supplement. Substitution of oxygenated fuels for non-oxygenated gasoline can reduce motor vehicle carbon monoxide emissions. Accordingly, the use of gasoline containing oxygenates has been government-mandated in certain geographical areas.

     On October 2, 1995, the Company announced the temporary suspension of operations at the facility due to high grain costs.
The plant is expected to be closed until grain prices return to more favorable levels. While operations are suspended the Company will not generate any production related income tax credits. The Company anticipates that it will be able to purchase sufficient quantities of oxygenates from third parties at acceptable prices during the period the plant's operations are suspended.

     TRANSPORTATION

     Crude oil supply for the Ciniza and Bloomfield refineries comes primarily from the Four Corners area and is either connected by Company owned pipeline or delivered by Company owned truck transports to pipeline injection points or refinery tankage. The Company owns about 240 miles of pipeline for gathering and delivery of crude oil to the refineries. The pipeline system reaches into the San Juan Basin and connects with common carrier pipelines. The Ciniza refinery receives NGL's through a 13-mile Company owned pipeline connected to a natural gas liquids fractionation plant.

     Currently, over 40 Company-owned truck transports are involved in the collection of crude oil from producing wells to supply the refineries.

MARKETING AND DISTRIBUTION

     THE FOUR CORNERS MARKET. The Four Corners area, which is the primary market area for the Company's refined products, is the area which is bounded on the north by Grand Junction, Colorado, on the west by central Arizona, on the south by Las Cruces, New Mexico and on the east by central New Mexico. The Company's New Mexico market includes the greater Albuquerque area, the largest market in New Mexico. Substantially all of the Company's refined products are distributed in the Four Corners market. The Company estimates that, during 1995, its gasoline production was distributed 60% in New Mexico, 28% in Arizona, 9% in Colorado and 3% in Utah; and its diesel production was distributed 56% in New Mexico, 29% in Arizona, 11% in Colorado and 4% in Utah.
The Company's truck transports support refinery sales in its primary market as well as its secondary markets. These vehicles hauled 52% of the refineries' sales barrels in 1995.

     REFINED PRODUCT SALES. During 1995, the Company sold approximately 6,600,000 barrels of gasoline and 2,600,000 barrels of diesel fuel from both refineries. The Company's retail outlets sold an equivalent of approximately 34% of these gasoline and 25% of these diesel sales. Gasoline and diesel sales made through product exchanges with large oil companies accounted for approximately 18% of the volume sold by the refineries. The remaining gasoline and diesel sales were made to wholesalers, retailers and industrial/commercial customers. Supplementing sales barrels sourced from both refineries were periodic purchases, for resale, of gasoline and diesel from other sources. Specific economic and/or market conditions are the major factors affecting the timing and volume of these resale transactions.

     The Company's other refined products, including military jet fuels, are marketed to various third party customers.

     RETAIL MARKETING. At December 31, 1995, the Company operated 51 self-service retail stations located in New Mexico, Arizona and Colorado, and the Travel Center, located on I-40 near the Ciniza refinery. This was the same number of operating units as in December, 1994. During 1995, four units were sold, four new units were constructed and two units were demolished and rebuilt. The Company's retail outlets sold approximately 122,000,000 gallons of gasoline and diesel fuel in 1995, approximately the same volume as in 1994. Gross merchandise sales in 1995 were approximately $45,700,000, a 7% increase over 1994 sales of $42,700,000.

     In the first two months of 1996, three additional service stations were sold bringing the number of operating units to 48.
The Company is planning to construct five new units and substantially remodel eight units in 1996 depending on a variety of factors, including economic conditions.

     The Company's service stations are typically modern, high-volume self-service stations. During 1995, the Company continued its program to install credit card readers in dispensers ("CRINDS") in its higher volume units. CRINDS were installed in thirteen units and five units were converted from single product to multiple product dispensers ("MPDs"). Also in 1995, the Company completed a pilot test program of an integrated point of sale system. This system includes, among other things, bar code scanning and integrated credit and dispenser controls. At December 31, 1995, this system had been installed at four units. The Company plans to install this system with MPDs and CRINDS in approximately thirty units during 1996.

     The Company's service stations are augmented by convenience stores at most locations, which provide items such as general merchandise, alcoholic and nonalcoholic beverages, fast foods, health and beauty aids and automotive products. In 1995, the Retail Division expanded its deli operation to five of its newly constructed and remodeled units. Named, "The Deli at Giant", these stores offer a full scale deli and fast food menu.

     The Company owns and operates the Travel Center adjacent to the Ciniza refinery on I-40. The Travel Center provides a direct market for a portion of the Ciniza refinery's diesel production and allows diesel fuel to be sold at virtually no incremental transportation cost. In the twelve months ended December 31, 1995, the Company sold approximately 19,800,000 gallons of diesel fuel at the Travel Center (approximately 21% of the Ciniza refinery's total diesel production). The Travel Center facility includes 18 high volume diesel fueling islands, a large truck repair facility, and a 29,000 square foot shopping mall that contains a 265-seat full service restaurant, a large convenience store, a fast food diner, a 24-hour movie theater, a gift shop, a western wear and boot shop, a hair salon and other accommodations such as showers, laundry, security and lighted parking.

EMPLOYEES

     The Company and its subsidiaries employed approximately 1,500 persons on February 29, 1996, including approximately 1,400 full-time and approximately 100 part-time employees. Approximately 1,250 were employed in refining and marketing operations including 100 part-time employees. Of these, 650 (including 90 part-time) were employed in the service station division and 300 (including 10 part-time) were employed at the Travel Center. Giant E&P operations employed approximately 50 persons. The Company currently has no labor union employees.

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

     The principal competitive factors affecting the Company's refining and marketing operations are the quality, quantity and delivered costs of crude oil, NGLs and other refinery feedstocks, refinery processing efficiencies, refined product mix, refined product selling prices and the cost of delivering refined products to markets. Other competitive factors include the ability of competitors to deliver refined products into the Company's primary market area by pipeline. The Company's larger competitors have refineries which are located outside the Four Corners area but which are larger and more efficient than the Company's refineries and, as a result, have lower per barrel of crude oil refinery processing costs. The Company competes with major and larger integrated oil companies and with independent refiners in Southeastern New Mexico, West Texas, the Texas Panhandle, Utah, Colorado and Southern California for selling refined products. Refined products from the Texas and Southeastern New Mexico refineries can be shipped to Albuquerque, New Mexico, primarily through two common carrier pipelines, one originating in El Paso, Texas and the second originating in Amarillo, Texas. The principal competitive factors affecting the Company's retail marketing business are location of service stations, product price, product quality, appearance and cleanliness of service stations and brand identification.

     REGULATORY, ENVIRONMENTAL AND OTHER MATTERS AFFECTING REFINING
AND MARKETING

     OPERATIONS. The Company's refining and marketing operations are subject to a variety of federal, state and local health and environmental laws and regulations governing the discharge of pollutants into the air and water, product specifications, and the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials. The Company believes that the refineries are capable of processing currently utilized feedstocks in substantial compliance with existing, currently effective environmental laws and regulations. However, environmental laws and regulations are becoming increasingly stringent, and the Company is aware of regulations which will become effective in the future which may affect the refining and marketing industry. The following currently appear to be the most significant of such laws and regulations as they relate to the Company's operations. Where possible, the Company has attempted to estimate a range of its cost of compliance based upon its current understanding of such laws and regulations. The current estimates of costs provided are preliminary only and actual costs may differ significantly from these estimates.

     The Company will be subject to additional environmental regulations adopted by the Environmental Protection Agency ("EPA") and state and local environmental agencies to implement the Clean Air Act Amendments of 1990 (the "Amendments"). Among other things, the Amendments require all major sources of hazardous air pollutants, as well as certain other sources of air pollutants, to obtain state operating permits. The permits must contain applicable federal and state emission limitations and standards as well as satisfy other statutory requirements. All sources subject to the permit program must pay an annual permit fee. The Company believes that operating permits will be required at both of its refineries and also believes that it will be able to obtain these permits. Although additional costs will be incurred in connection with these permits, the Company does not believe these costs will be material.

     The Amendments also require EPA to adopt emission standards for categories of hazardous air pollutant sources. In accordance with this directive, EPA has adopted emission standards that apply to hazardous air pollutants emitted by petroleum refineries. The standards are applicable to emissions from, among other things, process vents, storage vessels, equipment leaks, wastewater operations and gasoline loading racks. The Company believes its compliance cost may be approximately $2,900,000 to $3,400,000, which will be incurred over a period of approximately five years.

     EPA may adopt regulations that would require enhanced monitoring of air emissions at the refineries and potentially at other Company facilities. Based on the preliminary information currently available, if these regulations are adopted the Company believes that its compliance cost would be in the range of $1,000,000 to $3,000,000.

     EPA has adopted regulations requiring underground storage tanks that were installed before December 1988 to be in compliance with specified standards by December 1998. In particular, steel tanks, and associated steel piping, must be protected against corrosion and devices must be in place to prevent tank spills and overfills. Underground storage tanks that were installed after December 1988 already are subject to these requirements. The underground storage tanks at all but nine of the Company's service stations satisfy the 1998 standards. The Company anticipates that it will make the necessary modifications at six of these stations in 1997 and at the remaining three stations in 1998, at a cost of approximately $450,000 and $240,000 respectively.

     The Company does not believe that any gasoline produced at the refineries will be subject to the Clean Air Act Amendments' Reformulated Gasoline regulatory program, unless a state governor requests that Reformulated Gasoline be required in certain areas. The Company already complies with the Amendments' Oxygenated Gasoline requirements, and other state or local oxygenated fuel requirements, in connection with gasoline sold in Bernalillo County, New Mexico, Maricopa County and Pima County, Arizona, Denver County, Colorado and El Paso County, Texas. The Company has not experienced any problems to date obtaining oxygenates to comply with these requirements.

     The State of Arizona has adopted legislation requiring gasoline sold in Maricopa County to have a Reid Vapor Pressure ("RVP") that does not exceed nine pounds per square inch during the period September 30 through March 31. The legislation also requires gasoline sold in Maricopa County to have a RVP of seven pounds per square inch during the period May 31 through September 30. To date, the Company has chosen not to install equipment necessary to produce gasoline complying with the standards and has pursued other alternatives for supplying the Maricopa County market, such as acquiring petroleum products by trade with other companies.

     The Company from time to time needs to obtain new environmental permits or modifications to existing permits. Although there can be no guarantee that the Company will be able to obtain all required permits, the Company does not presently anticipate any unusual problems in obtaining the necessary permits and permit modifications, nor does it anticipate any significant problems in connection with the renewal of existing permits prior to their expiration.

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

     NOTICES OF VIOLATIONS. Notices of Violations and similar governmental notices ("NOVs") are issued by governmental authorities and may allege violations of environmental requirements. The Company is in receipt of a NOV, dated February 9, 1993, from the New Mexico Environmental Department ("NMED") alleging that the Company failed to comply with certain notification requirements contained in one of the permits applicable to the Ciniza refinery's land treatment facility. As a result, the Company has submitted a proposal for closure of all or a portion of the land treatment facility. Other options are also being discussed with NMED, including modification of the existing permit. NMED has indicated that it probably will not require the Company to undertake any cleanup activities if the land treatment facility is closed, although periodic monitoring and site maintenance could be required. The Company has not disposed of any hazardous waste at the land treatment facility since 1990.

     The Company has received other NOVs from time to time relating to matters such as regulatory filing requirements. The Company has responded or intends to respond to all such matters. The Company does not believe any such matters to be material.

     DISCHARGES AND RELEASES. Refining, pipeline, trucking and marketing operations are inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances which may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Accidental discharges of contaminants have occurred from time to time during the normal course of the Company's operations, including discharges associated with the Company's refineries, pipeline and trucking operations. The Company has undertaken, intends to undertake or has completed all investigative or remedial work thus far required by governmental agencies to address potential contamination by the Company.

     The Company anticipates that it will incur remediation costs from time to time in connection with current and former gasoline service stations operated by the Company. The Company's experience has been that such costs generally do not exceed $100,000 per location, and a portion of such costs may be subject to reimbursement from State underground storage tank funds.

     The Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank that is no longer in use located in Bloomfield, New Mexico. The Company believes that all or a portion of the tank and the 5.5 acres owned by the Company on which the tank is located may have been a part of a refinery owned by various other parties that ceased operations approximately thirty-five years ago. The Company has completed a site investigation, which indicates that contaminated groundwater may extend approximately 300 feet south of the property boundary.
Without admitting liability for the contamination, the Company intends to conduct remediation activities under the oversight of the New Mexico Oil Conservation Division ("OCD"). The Company accrued a $250,000 environmental reserve in relation to this site.

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

     FARMINGTON PROPERTY/LEE ACRES LANDFILL. In 1973, the Company constructed the Farmington refinery which was operated until 1982. The Company became aware of soil and shallow groundwater contamination at this facility in 1985. The Company hired environmental consulting firms to investigate the contamination and undertake remedial action. The consultants identified several areas of contamination in the soils and shallow groundwater underlying the Farmington property. A consultant to the Company has indicated that contamination attributable to past operations at the Farmington property has migrated off the refinery property, including a hydrocarbon plume that appears to extend no more than 1,800 feet south of the refinery property. Remediation activities are ongoing by the Company under OCD's supervision. The Company had reserved approximately $1,000,000 for possible environmental expenditures relating to its Farmington Property, of which approximately $800,000 still remains.

     The Farmington property is located adjacent to the Lee Acres Landfill (the "Landfill"), a closed landfill formerly operated by San Juan County which is situated on lands owned by the United States Bureau of Land Management ("BLM"). Industrial and municipal wastes were disposed of in the Landfill by numerous sources. During the period that it was operational, the Company disposed of office trash, maintenance shop trash, used tires and water from the Farmington refinery's evaporation pond at the Landfill. In May 1991, EPA notified the Company that it may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for the release or threatened release of hazardous substances, pollutants or contaminants at the Landfill. At the present time, the Company is unable to determine the extent of its potential liability, if any, in the matter. In 1989, a consultant to the Company estimated, based on various assumptions, that Giant's potential liability could be approximately $1.2 million. This figure was based upon the consultant's evaluation of such factors as available clean-up technology, BLM's involvement at the site and the number of other entities that may have had involvement at the site. The consultant, however, did not conduct an analysis of any potential legal defenses and arguments including possible setoff rights. Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs of a site even though the party was responsible for only a small part of such costs. Actual liability, if any, may differ significantly from the consultant's estimate.

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

     BLOOMFIELD REFINERY. In connection with the acquisition of the Bloomfield refinery, the Company assumed certain environmental obligations including Bloomfield Refining Company's ("BRC") obligations under an Administrative Order issued by EPA in 1992 pursuant to RCRA (the "Order"). The Order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. The Company is in the process of gathering and analyzing information in order to establish an environmental reserve. Such reserve, which the Company does not believe will be material, will be recorded as additional purchase price and allocated to the assets acquired.

     RIGHTS-OF-WAY. Certain irregularities in title may exist with respect to a limited number of the Company's rights-of-way or franchises for its crude oil pipeline gathering system. The Company, however, has continued its use of the entirety of its pipeline gathering system. As of this date, no claim stemming from any right-of-way or franchise matter has been asserted against the Company. The Company does not believe that its use or enjoyment of the pipeline gathering system will be adversely affected by any such right-of-way matters or irregularities in title.

     TAXES. The Company is subject to audit on an ongoing basis of the various taxes that it pays to federal, state, local and tribal agencies. These audits may result in additional assessments or refunds along with interest and penalties. In some cases the jurisdictional basis of the taxing authority is in dispute and is the subject of litigation or administrative appeals. In one such case, the Company produces crude oil and natural gas, or purchases crude oil as a first purchaser, from properties located in a geographic area outside the boundaries of the Navajo Indian Reservation in which the Navajo Tribe has asserted the right to impose severance and other taxes. A portion of the Company's pipeline gathering system also is located in this geographic area. The extent of the Tribe's taxing authority in the geographic area is subject to doubt. The Company has received several tax assessments from the Tribe pertaining to the geographic area, including a $1.8 million severance tax assessment issued in November 1991. The Company has invoked its appeal rights with the Tribe's Tax Commission in connection with these matters and intends to oppose the severance tax assessment. It is the Company's understanding that its appeals will be held in abeyance pending further judicial clarification of the Tribe's taxing authority by means of litigation involving other companies. It is possible, however, that the Company's assessments will have to be litigated by the Company before final resolution. The Company also may receive further tax assessments before judicial resolution of the Tribe's taxing authority. The Company intends to continue its production and purchasing activities in the geographic area.

DISCONTINUED OPERATIONS

EXPLORATION & PRODUCTION

     GENERAL

     In early 1996, the Company approved a plan of disposition of its exploration and production operations. The decision was based upon management's review of the prospects for this operation, which indicated that substantial new capital would be necessary to further develop this business and reach an acceptable level of profitability and integration. Following this disposition, the Company will focus its efforts on its core business of refining and marketing. The Company is in the process of searching for a buyer for the assets or the business and expects to complete a sale in 1996. Based on current information, the Company does not expect to incur a loss on the disposal of the operation.

     The independent oil and gas consulting firms of Malkewicz Hueni Associates, Inc. ("MHA") and LaRoche, Swindell & Associates ("LaRoche") conducted an audit of reserves as of December 31, 1995. MHA reviewed the properties located in the San Juan Basin, Paradox Basin and Anadarko Basin. The properties located in these areas were audited by Intera Information Technologies, Inc. (Intera) in 1994. Intera's key personnel, previously responsible for auditing these properties, joined the firm of MHA during 1995. LaRoche, Swindell, & Associates was commissioned to audit the reserves of the Big Foot field in South Texas acquired in 1995 by the Company. It is the opinion of MHA and LaRoche that the reserves are, in the aggregate, reasonable and have been prepared in accordance with generally accepted petroleum engineering and evaluation principles as set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information promulgated by the Society of Petroleum Engineers.

     At December 31, 1995, the Company's total proved reserves were estimated at 4,959,800 barrels of oil (79% proved developed) and 15,263,800 Mcf of gas (83% proved developed). At December 31, 1995, the Company's net equivalent barrels of proved reserves were estimated at approximately 7,503,800 barrels and at December 31, 1994, approximately 4,191,200 barrels. This represents an increase of 79% from year-end 1994 on an equivalent barrel ("BOE") basis. During 1995, the Company produced 664,500 BOE. Approximately 530% of this production was replaced by reserve additions of 3,519,000 BOE during 1995. Overall, the Company realized a net increase of 3,312,700 BOE as a result of acquisitions, development drilling, improved well performance, and new zone discoveries. The Company also earned a positive interest revision of 6.7% in certain proved developed gas properties pursuant to a 1992 purchase and sale agreement described below. See "San Juan Basin Properties." This revision increased the Company's net reserves by 279,100 Mcf.

     Approximately 63.8% of the Company's total proved reserves are in the San Juan and Paradox Basins, both of which are in the Four Corners area. 13.2% of the Company's reserves are located on the border of Kansas and Oklahoma near the Anadarko Basin. The Company exchanges crude oil from this area with other producers within the primary market area of its refineries. The remaining 23% of the reserves are in the Big Foot Field, located south of San Antonio, Texas. The Company operates substantially all of its producing oil and gas properties in the San Juan, Paradox and Anadarko Basin areas.

     During the twelve months ended December 31, 1995, the exploration & production operations sold a daily average of approximately 1,111 net barrels of oil and approximately 3,499 net Mcf of gas from a total of 627 producing wells. Of this total, approximately 236 net barrels of oil and 231 net Mcf of gas were from non-operated properties.

     The following table provides certain information regarding the Company's principal oil and gas properties and reserves as of December 31, 1995.


                                                                                 Proved Reserves
                                                                      ------------------------------------
                       Number     Number                  Average        Total Proved    Proved Developed
                      of Gross    of Net     Average        Net       -----------------  -----------------
                      Producing  Producing   Working      Revenue       Oil      Gas       Oil      Gas
                      Wells(1)   Wells(2)   Interest(3)  Interest(4)   MBbls     MMcf     MBbls     MMcf
                      ---------  ---------  -----------  -----------  -------  --------  -------  --------
San Juan Basin          280       200.2       71.5%        60.7%      2,184.6  13,042.2  1,658.4  10,595.5
Anadarko Basin(5)        40        30.3       75.6%        63.7%        717.9   1,643.5    607.6   1,512.5
Paradox Basin            23        12.9       56.2%        46.7%        359.0     408.3    345.9     379.3
South Texas             286       102.9       36.0%        31.3%      1,698.3     169.8  1,307.3     130.7
                        ---       -----       ----         ----       -------  --------  -------  --------
    Total or Weighted
      Averages          629       346.3       55.0%        47.3%      4,959.8  15,263.8  3,919.2  12,618.0
                        ===       =====       ====         ====       =======  ========  =======  ========

1) Gross producing wells is the total number of producing wells in which the Company has a working interest. Wells with multiple completions in the same bore hole are counted as one well. The Company had 19 gross (15.6 net) multiple completion wells. Any well in which one of the multiple completions is an oil completion is classified as an oil well. At December 31, 1995, the Company had 498 gross (284 net) producing oil wells and 131 gross (62 net) producing gas wells. The Company also operates 30 injection wells associated with waterflooding and pressure maintenance operations.

2) Net producing wells is the number of gross producing wells multiplied by the percentage working interest owned by the Company in the properties.

3) Average based on the sum of working interest divided by the number of wells.

4) Average based on the sum of net revenue interests divided by the number of gross wells. Some royalty rates decreased in 1993, 1994 & 1995 pursuant to Title 43 of the Code of Federal Regulations
    Part 3103.4-1, pertaining to stripper oil wells. This results in higher net revenue interests.

5) These properties are subject to reversionary working interest varying from 4% to 6%. The Company does not believe that these reversions will become effective for several years.

     The following tables summarize the Company's oil and gas revenues, average daily net production volumes sold of oil and gas, weighted average oil and gas sales prices, total proved reserves, production costs (lifting costs) and depreciation, depletion and amortization ("DD&A") rates for the periods indicated.

                                      Year Ended December 31,
                                   ----------------------------
                                    1995       1994       1993
                                   ------     ------     ------
Oil and Gas Revenues (in 000's)

San Juan Basin                     $4,266     $3,851     $4,967
South Texas Area                    1,407
Anadarko Basin                      2,169      1,851      2,040
Paradox Basin                         446        241        369
                                   ------     ------     ------
    Total                          $8,288     $5,943     $7,376
                                   ======     ======     ======

                                        Year Ended December 31,
                         ---------------------------------------------------
                              1995              1994              1993
                         ---------------   ---------------   ---------------
                          Oil      Gas      Oil      Gas      Oil      Gas
                         ------   ------   ------   ------   ------   ------
Average Daily Net
  Production Sold (1,4)

San Juan Basin             504    2,967      419    2,611      474    3,163
South Texas Area           226       38
Anadarko Basin             312      418      279      361      275      376
Paradox Basin               69       76       39       63       56       72
                         -----    -----    -----    -----    -----    -----
    Total                1,111    3,499      737    3,035      805    3,611
                         =====    =====    =====    =====    =====    =====

                                          Year Ended December 31,
                               ----------------------------------------------
                                    1995            1994            1993
                               --------------  --------------  --------------
                                Oil     Gas     Oil     Gas     Oil      Gas
                               (Bbl)   (MCF)   (Bbl)   (MCF)   (Bbl)    (MCF)
                               ------  ------  ------  ------  ------  ------
Average Sales Price (4)

San Juan Basin                 $16.59   $1.15  $15.36   $1.58  $16.35   $1.85
South Texas Area                16.86    1.66
Anadarko Basin                  16.36    1.99   15.28    2.22   16.63    2.70
Paradox Basin                   16.51    1.07   15.28    1.01   16.50    1.24
                               ------   -----  ------   -----  ------   -----
  Weighted Average
    sales price                $16.52   $1.24  $15.33   $1.64  $16.46   $1.92
                               ======   =====  ======   =====  ======   =====
Proved Reserves
(in 000's) at
Year End (4)                    4,960  15,264   2,215  11,860   2,196  12,998

Average Production Costs:
  (Per Equivalent Barrel)(3)
  Average Lifting Costs (2)    $ 4.60          $ 4.58          $ 5.89
  Average Production Taxes       0.89            1.10            1.02
                               ------          ------          ------
  Total                        $ 5.49          $ 5.68          $ 6.91
                               ======          ======          ======
Average DD&A Rate
(Per Equivalent Barrel)(3)
(Units Only)*                  $ 4.65          $ 5.32          $ 7.50

*Before the writedown of the carrying value of oil and gas properties.

1) Net production sold represents product volumes sold after deduction of all royalty and similar interests held by others.

2) Lifting costs include direct lease operating expenses, workovers, pipeline expenses (net of revenues) and production taxes. Total Lease Operating Expense ("LOE") for 1995 includes the newly acquired, non-operated Big Foot Field. LOE of Giant operated properties was $3.97 per barrel oil equivalent in 1995, a decrease of 13% from the previous year.

3) Equivalent barrels combine oil and gas volumes assuming that six Mcf of gas is equivalent to one barrel of oil.

4) All volumes and prices are stated on a per barrel basis for oil and on a per Mcf basis for gas.

     SAN JUAN BASIN PROPERTIES

     In 1992, the Company sold a volume of reserves equal to approximately 50% of its then working interest in certain proved developed natural gas reserves along with a portion of the associated gathering system. The Purchase and Sale Agreement associated with that transaction contains a provision whereby the ownership interest in the subject reserves is adjusted annually at December 31, 1993 through 1996, based on year end reserve reports, so that the buyer receives a cumulative working interest estimated for the life of the reserves equal to the reserve volume purchased. At December 31, 1995 the Company earned a positive interest revision of approximately 279,100 Mcf under this provision of that agreement.

     As of December 31, 1995, the Company had net proved Coalbed Methane gas reserves of 7,219,100 Mcf (6,730,500 Mcf operated plus 488,600 Mcf non-operated) based on MHA's audit. This represents an increase of 17% from the Company's December 31, 1994 consulting engineer's reserve estimate of 6,162,900 Mcf. The increase is primarily the result of improved well performance, lower operating expenses and a resulting increase in the Company's net revenue interest in certain properties pursuant to the 1992 Purchase and Sale Agreement described above.

     Prior to December 31, 1992, the Company had drilled or participated in the drilling of 91 coal seam gas wells which qualified for federal tax credits under Section 29 of the Fuel Use Act regarding Alternative Fuels. The Company's interest in the production of the estimated reserves at December 31, 1995, is expected to generate approximately $2.95 million of federal income tax credits on a present value basis which is available to be used to offset income taxes through the year 2002. Through December 31, 1995 , the Company had generated approximately $4.5 million in federal tax credits of which $1.7 million was utilized to offset taxes payable, $1.9 million carried forward to offset future tax obligations and $0.9 million was unable to be used. The Company's ability to utilize such credits generated in the future depends upon the Company's ability to generate taxable earnings.

     SOUTH TEXAS PROPERTIES

     Effective January 1, 1995, the Company purchased a non-operated working interest in the Big Foot field, located south of San Antonio, Texas. Additional, small working interests were purchased in the same field effective February 1 and June 1, 1995. A total of 38 wells were drilled and completed in the field in 1995. Two additional wells were drilled and awaiting completion at year end.

OIL AND GAS RESERVES

     The following table sets forth as of December 31, 1995, estimates of the Company's proved reserves, projected future production and estimated future net revenues from production of proved reserves, using selling prices and estimated development and production costs as of December 31, 1995. The discounted present values of estimated future net revenues shown in the table are not intended to represent the fair market value of oil and gas reserves owned by the Company.

                              Proved Reserves
                   ------------------------------------                                         Future Net   Percent
                      Total Proved    Proved Developed    Percent         Future      Percent    Revenues      of
                   -----------------  -----------------   of Total          Net      of Future  Discounted  Discounted
                     Oil      Gas       Oil      Gas       Proved       Revenues(2)     Net        @ 10%    Future Net
                    MBbls     MMcf     MBbls     MMcf    Reserves(1)       ($M)       Revenues     ($M)      Revenues
                   -------  --------  -------  --------  -----------   ------------  ---------  ----------  ----------
San Juan Basin     2,184.6  13,042.2  1,658.4  10,595.5     58.1%       $25,256.6      51.4%    $14,884.0     50.3%
Anadarko Basin       717.9   1,643.5    607.6   1,512.5     13.2%        10,434.3      21.2%      6,864.1     23.2%
Paradox Basin        359.0     408.3    345.9     379.3      5.7%         3,982.2       8.1%      2,720.5      9.2%
South Texas        1,698.3     169.8  1,307.3     130.7     23.0%         9,498.4      19.3%      5,111.3     17.3%
                   -------  --------  -------  --------    ------       ---------     ------    ---------    ------
    Totals         4,959.8  15,263.8  3,919.2  12,618.0    100.0%       $49,171.5     100.0%    $29,579.9    100.0%
                   =======  ========  =======  ========    ======       =========     ======    =========    ======

1) Equivalent gas information is based on a ratio of gas to oil of six Mcf to one Bbl.

2) Production of oil and gas, unit prices, and gross revenues are based on prices which take into account fixed and determinable changes in existing prices as a result of contractual arrangements, operation of law, or regulatory agency action. The Company's reserve report assumes that plugging expenses equal salvage value.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth herein represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. Further, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions about prices, timing of development and future production levels and cost, that may not prove correct over time. Predictions about prices and future production levels are subject to great uncertainty, and the meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based.

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

EXPLORATORY AND DEVELOPMENTAL ACREAGE

     The following table provides information regarding the Company's developed and undeveloped acreage held at December 31, 1995:

                         Developed Acres        Undeveloped Acres
                      ---------------------   ---------------------
                        Gross        Net        Gross        Net
                      ---------   ---------   ---------   ---------
New Mexico            54,726.92   42,049.32    2,416.71    2,416.71
Colorado              11,360.42    2,138.35      320.00       55.00
Oklahoma               2,908.21    2,100.38      232.24      180.63
Kansas                 7,979.68    6,035.94    1,264.00      584.00
Utah                  10,371.31    6,845.04    7,303.68    6,238.94
Wyoming                                        1,259.62    1,199.62
Texas                  8,307.88    3,264.24
Nevada                                        28,757.87   17,459.52
                      ---------   ---------   ---------   ---------
Total                 95,654.42   62,433.27   41,554.12   28,134.42
                      =========   =========   =========   =========

     In 1995 there was an increase in developed acreage which generally reflects the Company's purchase of producing properties in the San Juan and Paradox Basins and in South Texas. A 1995 decrease in undeveloped acreage reflects the release of tracts in Wyoming and Nevada which the Company had impaired in 1994.

     The following table sets forth certain information regarding the Company's drilling activities for the periods indicated:

                                 Year Ended December 31,
                       -----------------------------------------
                         1995(1)          1994          1993
                       -----------    -----------    -----------
                       Gross   Net    Gross   Net    Gross   Net
                       -----   ---    -----   ---    -----   ---
Productive Wells        47.0   19.7    6.0    3.3    4.0    0.5
Dry Holes                1.0    0.3    1.0    0.6    1.0    1.0

1) A dry hole is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. The
     Company drilled 48 gross (20 net) wells in 1995. Of this total, 45 gross (19.4 net) were development wells, and 3 gross (.6 net) were exploratory wells. One (.3 net) of the exploratory wells was a dry hole.

     The following table sets forth the capital expenditures (in
$000's) incurred by the Company for oil and gas property acquisitions, exploration and development during the periods indicated:

                                      Year Ended December 31,
                                   ----------------------------
                                    1995       1994       1993
                                   ------     ------     ------
Property Acquisitions:
     Unproved                         (16)      357        327
     Proved                         5,192       326         87
Exploration                           251       123        290
Development                         6,095     2,759      3,211
                                   ------     -----      -----
        Total                      11,522     3,565      3,915
                                   ======     =====      =====

MARKETING OF CRUDE OIL AND NATURAL GAS

     Crude oil production in the Four Corners area is primarily delivered directly to the refineries via pipeline or by truck for processing. Crude oil produced outside the Four Corners area is exchanged for barrels in the Four Corners area or sold on the open market.

     The majority of the Company's natural gas in the San Juan Basin is sold through third-party gas brokers at spot market prices and transported to market by interstate and intrastate pipelines. Contracts with these brokers are generally short term in nature (less than 18 months) and allow for prices to adjust to the marketplace. The Company believes that because of the competitive nature of the industry today, the loss of any one of its natural gas purchasers would not have an adverse effect on its business.

OTHER MATTERS

     COMPETITIVE CONDITIONS

     The Company's exploration and production operation is subject to intense competition particularly with respect to the acquisition of desirable properties. There is also competition for the acquisition of oil and gas leases suitable for exploration and the hiring of experienced personnel.

     The Company's competitors in oil and gas exploration, development, production and marketing include major integrated oil and gas companies, numerous independent oil and gas companies, drilling and production purchase programs and individual producers and operators. The ability of the Company to increase its holdings of proved oil and gas reserves in the future is directly dependent upon the Company's ability to select and acquire suitable producing properties and prospects for future drilling in competition with these companies and the availability of capital. Many competitors have financial resources, staffs, facilities and other resources significantly greater than those of the Company.

     Crude oil prices are affected by a variety of factors that are beyond the control of the Company. The principal factors currently influencing prices, in addition to local factors discussed previously under the caption RAW MATERIAL SUPPLY, include the pricing and production policies of members of the Organization of Petroleum Exporting Countries ("OPEC"), the availability to world markets of production from troubled areas of the world and the worldwide and domestic demand for oil and refined products. Oil pricing will continue to be unpredictable and greatly influenced by governmental and political forces.

     A small portion of the Company's natural gas continues to be sold on contracts which control the gas price. As a result of the Federal Energy Regulatory Commission's ("FERC") Order No. 636, no gas is now sold to interstate pipeline companies, and these contracts have now been transferred to third party marketing companies which have recently purchased all of the gas the Company is able to deliver under the contracts. The majority of the Company's natural gas is purchased at the wellhead by natural gas marketers and brokers, who then arrange for transportation of the natural gas from the wellhead to a sales point where the gas is sold to an end user or local distribution company. Prices paid by natural gas marketers and brokers fluctuate monthly in response to market factors which are generally controlled by demand for natural gas at the end user level. While deliverability of natural gas has not been curtailed by market factors, the Company cannot accurately predict whether current levels of deliverability of natural gas will continue in the future. The Company cannot control or accurately predict future pricing.

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

     The transportation and sale of natural gas has historically been subject to regulation by federal and state regulatory authorities pursuant to a number of statutes, including the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA").
The provisions of the NGA and the NGPA and regulations promulgated thereunder significantly impact the transportation of the Company's produced natural gas through interstate and intrastate pipelines. Although the Company is currently able to arrange for the transportation of its produced gas volumes under generally satisfactory conditions, there can be no assurance that future regulatory developments will not adversely affect the Company.

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

     TITLE MATTERS. Title to the Company's oil and gas properties is subject to royalty, overriding royalty, carried working and other similar interests and contractual arrangements customary in the oil and gas industry (including farmout and development agreements, operating agreements and joint venture arrangements), to liens for current taxes not yet due and to other minor defects and encumbrances. The Company believes that such burdens do not materially detract from the value of such properties or from the Company's interest therein or materially interfere with the operation of the Company's business.

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

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to ordinary routine litigation incidental to its business. There is also hereby incorporated by reference the information under the headings "Regulatory, Environmental, and Other Matters Affecting Refining and Marketing" and "Regulation and Other Factors Affecting Exploration and Production" in Items 1 and 2, the discussions contained in Item 7, and the information regarding contingencies in Note 15 to the Consolidated Financial Statements in
Item 8.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

     Executive Officers of the Registrant.

                                                        Executive
                                                         Officer
Name                 Age  Position                        Since
----                 ---  --------                      ---------
James E. Acridge     55   President and Chief          October 1989
                          Executive Officer

A. Wayne Davenport   47   Vice President and               May 1994
                          Chief Financial Officer

Fredric L. Holliger  48   Executive Vice President     October 1989
                          and Chief Operating
                          Officer

Morgan Gust          48   Vice President and            August 1990
                          General Counsel, Vice
                          President Administration
                          and Secretary

Gary L. Nielsen      53   Vice President Finance,      October 1989
                          Treasurer and Assistant
                          Secretary

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

     A. Wayne Davenport served as Vice President and Corporate Controller commencing May 1994 and, since May 1995, serves as Vice President and Chief Financial Officer. He also serves in such positions for Giant and Giant E&P. Prior to joining the Company in March 1994, Mr. Davenport was an investor in crude oil and natural gas properties and a consultant to the industry. From February 1987 to September 1992, he served in various positions, the last being Executive Vice President and Chief Financial Officer, with Hondo Oil & Gas Company, a company engaged in refining, marketing, exploration and production. Mr. Davenport was an audit partner for the accounting firm of Ernst & Young from May 1982 until February 1987.

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

     Gary L. Nielsen has served as Treasurer and Assistant Secretary of the Company since October 1989, Vice President since September 1990 and Vice President Finance since September 1992. He also serves in such capacities for both Giant Arizona and Giant E&P. Mr. Nielsen joined Giant Arizona as its Treasurer in October 1986. Before joining Giant Arizona, he was senior Vice President and Chief Financial Officer of the casino hotel division of Del Webb Corporation from April 1978 to March 1986, and Chief Financial Officer of the Crescent Hotel Group from March 1986 to October 1986.

                           PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The principal United States market on which the Company's Common Stock is traded is the New York Stock Exchange. The high and low sales prices for the Common Stock for each full quarterly period as reported on the New York Stock Exchange Composite Tape for the last two fiscal years is as follows:

                 Quarter Ended        High      Low
               ------------------    ------    ------
               December 31, 1995     12 1/4     9 5/8
               September 30, 1995    11 3/8     7 7/8
               June 30, 1995          8 7/8     7 1/8
               March 31, 1995         8 7/8     6 5/8

               December 31, 1994      9 1/4     6 3/4
               September 30, 1994     8 7/8     7 1/8
               June 30, 1994          9 7/8     7 3/8
               March 31, 1994        10 3/4     8 5/8

     For 1995, the Company's Board of Directors declared quarterly common stock dividends of $0.05 per share. Any future dividends are subject to the results of the Company's operations, declarations by the Board of Directors and existing debt covenants, as described below.

    The Company has issued $100,000,000 of 9 3/4% Senior Subordinated Notes ("Notes"). The Notes were issued pursuant to an Indenture dated November 29, 1993 (the "Indenture") among the Company, its Subsidiaries, as guarantors, and NBD Bank, National Association, as trustee. The Indenture contains a number of covenants, which, among other provisions, place restrictions on the payment of dividends. A similar provision is contained in the agreement governing the Company's 10.91% senior unsecured note. At December 31, 1995, retained earnings available for dividends under the terms of the Indenture was approximately $13,137,000. The Indenture includes the payment of dividends in its definition of "Restricted Payments" which are subject to limitations, the most significant of which are summarized as follows:

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

     There were 315 holders of record of Common Stock on February 29, 1996.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table summarizes recent financial information of the Company. This selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations at Item 7 and the Consolidated Financial Statements, related notes thereto, and the Auditors' Report included in Item 8 hereof:

                  FINANCIAL AND OPERATING HIGHLIGHTS
   (In Millions, Except Percentages, Per Share and Operating Data)

                                                        Year Ended December 31,
                                             ----------------------------------------------------
                                               1995       1994       1993       1992       1991
                                             --------   --------   --------   --------   --------
FINANCIAL STATEMENT DATA
Continuing Operations:
  Net Revenues                               $  332.9   $  291.6   $  313.2   $  301.7   $  285.5
  Operating Income (Loss)                        20.6       20.1       31.4       15.3       (1.5)
  Net Earnings (Loss)                             7.7        7.4       17.5        7.1       (6.3)
  Earnings (Loss) Per Common Share                .68        .61       1.43        .58       (.51)
Discontinued Operations
  Net Earnings (Loss)(1)                           .2       (2.9)     (11.3)      (9.5)       (.3)
  Earnings (Loss) Per Common Share                .01       (.24)      (.92)      (.78)      (.03)
Weighted Average Common
  Shares Outstanding                             11.5       12.1       12.2       12.2       12.2
Dividends Paid Per Common Share                   .20                                        .225
Stockholders' Equity                            109.7      109.7      105.9       98.6       99.8
Book Value Per Common Share                      9.75       9.15       8.69       8.07       8.16
Return on Average Stockholders' Equity            7.2%       4.2%       5.8%
Total Assets                                    324.9      279.4      274.4      233.3      253.9
Working Capital                                  50.3       86.4       88.0       47.2       61.9
Long-Term Debt as a Percentage
  of Total Capitalization(2)                     56.5%      51.4%      52.5%      46.8%      51.1%
Long-Term Debt                                  142.7      116.1      117.3       86.9      104.3

OPERATIONS DATA - CONTINUING OPERATIONS:
REFINING AND MARKETING:(3)
  Rated Crude Oil Capacity Utilized                88%        92%        98%       101%        94%
  Refinery Sourced Sales Barrels (Bbls/Day)    27,430     23,054     24,412     24,477     23,787
  Average Crude Oil Costs (Per Bbl)          $  18.41   $  16.97   $  18.09   $  20.21   $  21.76
  Refinery Margin ($/Bbl)                    $   5.13   $   5.60   $   6.69   $   4.77   $   3.88
  Service Stations:
    Fuel Gallons Sold (In Thousands)          100,601    100,685     77,684     71,068     67,447
    Product Margin ($/Gallon)                $  0.175   $  0.177   $  0.177   $  0.150   $  0.121
    Merchandise Sold (In Thousands)          $ 38,091   $ 32,727   $ 22,367   $ 18,159   $ 14,958
    Merchandise Margin                             30%        29%        28%        27%        28%
    Number of Outlets at Year End                  51         51         51         42         44
  Travel Centers:(4)
    Fuel Gallons Sold (In Thousands)           21,522     30,337     32,148     38,253     33,229
    Product Margin ($/Gallon)                $  0.102   $  0.118   $  0.128   $  0.121   $  0.124
    Merchandise Sold (In Thousands)          $  7,640   $  9,929   $ 10,125   $ 10,041   $  8,970
    Merchandise Margin                             47%        45%        45%        47%        47%
    Number of Outlets at Year End                   1          1          2          2          2
 Retail Fuel Volumes Sold as a % of
    Refinery Sourced Sales Barrels                 29%        37%        29%        29%        28%

OPERATIONS DATA - DISCONTINUED OPERATIONS:
EXPLORATION AND PRODUCTION:
  Crude Oil Production Sold (Net Bbls/Day)      1,111        737        805        918      1,207
  Natural Gas Production Sold (Net Mcf/Day)     3,499      3,035      3,611      5,286      4,152
  Crude Oil Average Selling Price (Per Bbl)  $  16.52   $  15.33   $  16.46   $  19.00   $  20.13
  Natural Gas Average Selling
    Price (Per Mcf)                          $   1.24   $   1.64   $   1.92   $   1.63   $   1.34
  Lifting Costs ($/BOE)                      $   5.49   $   5.68   $   6.91   $   5.58   $   5.07
  Year End Proved Reserves, Net:(5)
    Crude Oil (Thousand Barrels)                4,960      2,215      2,196      3,285      3,320
    Natural Gas (MMcf)                         15,264     11,860     12,998     15,943     35,083
    Combined (OEB)                              7,504      4,191      4,362      5,942      9,167
 Percent of Refinery Crude Oil Throughput
    Represented by:
      Equity Interests                              5%         4%         4%         4%         6%
      Controlling Interests                         6%         6%         6%         7%        10%


(1) The 1994, 1993 and 1992 amounts include a $2.2 million, $9.9 million and $8.6 million net of tax charge, respectively, for the reduction of the carrying value of crude oil and natural gas properties.

(2) In certain prior reports, the Company included deferred income taxes as a component of total capitalization. Deferred income taxes are excluded from capitalization calculations in this report.

(3) Operations data includes the operations of the Bloomfield refinery from October 4, 1995.

(4)  The Company's Giant Express travel center was sold November 2,
     1994.

(5)  Based on annual reserve report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994
---------------------------------------------------------------------
    The primary factors affecting the results of the Company's 1995 continuing operations as compared to its 1994 continuing operations are the acquisition of the Bloomfield refinery shortly after the beginning of the fourth quarter of 1995, a decline in refinery margins, an increase in refinery sourced sales volumes from the Ciniza refinery and the temporary suspension of operations at the Company's ethanol production plant.

     In early 1996, the Company approved a plan of disposition of its exploration and production business. The Company's financial statements have been restated to classify these operations as discontinued operations. Based on current information, the Company does not expect to incur a loss on the disposal of these operations.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
-------------------------------------------------------
     Earnings from continuing operations before income taxes were $11.4 million for the year ended December 31, 1995, an increase of $1.3 million from $10.1 million for the year ended December 31, 1994. The increase is primarily the result of the acquisition of the Bloomfield refinery, a 5% increase in Ciniza refinery finished product sales volumes and a 16% increase in service station merchandise sales. These increases were partially offset by a 10% decrease in Ciniza refinery average margins and a decrease in third party sales volumes from the ethanol plant.

REVENUES
--------
     Revenues for the year ended December 31, 1995, increased $41.3 million or 14% to $332.9 million from $291.6 million in the comparable 1994 period. Finished product sales of $29.5 million from the Bloomfield refinery accounts for approximately 71% of the increase. In addition, a 5% increase in Ciniza refinery finished product sales volumes, a 4% increase in Ciniza refinery weighted average selling prices and a 16% increase in service station merchandise sales contributed to increased revenues. Offsetting these increases were a decline in third party sales from the ethanol plant and an overall decline in other revenues from retail operations.

     The increase in Ciniza refinery finished product sales volumes in 1995 was partially the result of a scheduled major maintenance turnaround started in March and completed in April 1994 and an accident at the refinery in July 1994 which reduced production for a period of approximately sixty days. The increase in service station merchandise sales is the result of increased same store sales and the addition of six units. The overall decline in other revenues from retail operations is primarily related to the sale of the Giant Express travel center in November 1994.

     The volumes of refined products sold through retail outlets decreased approximately 7% from 1994 levels due to a 29% decrease in volumes sold from the travel centers, primarily related to the sale of the Giant Express, and a slight decrease in service station volumes resulting from increased competition and the sale or remodeling of several units, offset in part by the addition of six new units.

COST OF PRODUCTS SOLD
---------------------
     For the year ended December 31, 1995, cost of products sold increased $38.8 million or 20% to $234.3 million from $195.5 million for the corresponding 1994 period. Cost of products sold of $22.4 million relating to the Bloomfield refinery accounts for approximately 58% of the increase. Also contributing to increased costs was an 8% increase in average crude oil costs and a 5% increase in the volume of finished products sold from the Ciniza refinery, along with a 15% increase in the cost of merchandise sales from the service stations. The increase is partially offset by a decrease in costs relating to the temporary suspension of operations at the ethanol plant, a decrease in merchandise sales from the travel centers and $1.4 million of estimated insurance reimbursements included in 1994 cost of products sold.

OPERATING EXPENSES
------------------
     For the year ended December 31, 1995, operating expenses increased approximately $33,000 to $51.9 million from $51.8 million in the corresponding 1994 period.

     Operating expenses increased approximately 5% due to the acquisition of the Bloomfield refinery and 5% due to payroll and related costs for other continuing operations. Partially offsetting these increases were declines of approximately 4% due to the sale of the Giant Express, 3% due to declines in incurred self insurance costs and adjustments to various self insurance accruals, 2% due to the temporary suspension of operations at the ethanol plant and 1% due to lower purchased fuel costs for the Ciniza refinery.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the year ended December 31, 1995, depreciation and amortization increased $1.1 million to $13.3 million from $12.2 million in the corresponding 1994 period. The increase is primarily related to the acquisition of the Bloomfield refinery and the separate purchase of crude oil gathering operations in September
1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     For the year ended December 31, 1995, selling, general and administrative expenses increased approximately $848,000 or 7% to $12.8 million from $11.9 million in the corresponding 1994 period. The increase is primarily the result of a reduction in 1994 first quarter expenses from the recording of a $1.0 million insurance settlement relating to environmental costs incurred in prior years and higher payroll costs in the 1995 period. Offsetting these items was a reduction in expenses from no management incentive bonus in the 1995 period and reductions in 1995 expenses for a decrease in the estimated liability for self insured workmen's compensation claims and an adjustment in the estimated allowance for doubtful accounts.

INTEREST EXPENSE (INCOME)
-------------------------
     For the year ended December 31, 1995, interest expense decreased approximately $299,000 or 3% to $11.5 million from $11.8 million in the same 1994 period. The decrease is primarily related to the reduction of certain fixed rate long-term debt and the capitalization of interest in the 1995 period, offset in part by the addition of certain variable rate long-term debt incurred in part to finance the acquisition of the Bloomfield refinery and for working capital purposes.

     For the year ended December 31, 1995, interest and investment income increased approximately $506,000 or 29% to $2.2 million from $1.7 million. The increase is primarily due to interest received on the refund of income taxes paid in prior periods and higher interest rates. These increases were partially offset by a decrease due to a decline in the amount of excess funds available for investment.

INCOME TAXES
------------
     Income taxes for the years ended December 31, 1995 and 1994 were computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, resulting in effective tax rates of approximately 32% and 26%, respectively. The difference in rates is due in part to the amounts of alcohol fuel tax credits generated in 1994 compared to 1995, relating to the temporary suspension of operations at the Company's ethanol plant, as well as coal seam gas tax credits generated in each year, as they relate to varying amounts of annual income.

DISCONTINUED OPERATIONS
-----------------------
     For the years ended December 31, 1995 and 1994, the Company's exploration and production operations ("Giant E&P") recorded net earnings of $143,000 and a net loss of $2.9 million, respectively. The improvement is primarily due to a writedown in the carrying value of crude oil and natural gas properties in the third quarter of 1994, and in 1995, to increases in crude oil and natural gas production, along with an increase in crude oil selling prices, offset in part by a decline in natural gas selling prices in 1995.

     Revenues, including intercompany revenues of $5.3 million in 1995 and $4.1 million in 1994, totaled $8.4 million for the year ended December 31, 1995, an increase of $2.4 million or 40% from the $6.0 million reported for the comparable 1994 period. This increase is due to a 51% increase in crude oil production, an 8% increase in average crude oil selling prices and a 15% increase in natural gas production. These increases were offset in part by a 24% decline in average natural gas selling prices.

     The increase in crude oil production is primarily the result of the acquisition of various crude oil producing reserves during 1995. The increase in natural gas production is due to a favorable 1994 year end adjustment of coal seam gas reserves sold in 1992, determined pursuant to an annual redetermination clause contained in the 1992 purchase and sale agreement, which resulted in the addition of approximately 1,018 million cubic feet of natural gas reserves.

     For the year ended December 31, 1995, operating costs and expenses increased $1.2 million or 18% to $8.1 million from $6.9 million in the comparable 1994 period primarily due to increases in production.

OUTLOOK
-------
     With the acquisition of the Bloomfield refinery and additional crude oil gathering operations, along with the anticipated disposition of the Company's exploration and production operations, the Company will focus its efforts on its primary business of refining and marketing of petroleum products. The Company's future results of operations are primarily dependent on producing and selling sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1994 AND DECEMBER 31, 1993
---------------------------------------------------------------------
     The primary factors affecting the results of the Company's 1994 continuing operations as compared to its 1993 continuing operations are a decline in refining margins, the acquisition of nine retail units, an increase in interest costs, a decline in refinery sourced sales volumes and higher operating expenses and grain costs.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
-----------------------------------------------------------
     Earnings from continuing operations before income taxes were $10.1 million for the year ended December 31, 1994, a decrease of $17.0 million or 63% from $27.1 million for the year ended December 31, 1993. The decrease is primarily the result of a 16% decline in average refinery margins, a 6% decrease in refinery sourced finished product sales volumes, higher ethanol plant grain costs and higher interest and operating expenses. These factors were partially offset by a 19% increase in finished product sales volumes and a 31% increase in merchandise sales from the Company's retail units.

REVENUES
--------
     Revenues for the year ended December 31, 1994, decreased $21.6 million or 7% to $291.6 million from $313.2 million in the comparable 1993 period. The decrease is primarily due to an 11% decline in refinery weighted average selling prices, a 6% decrease in refinery sourced finished product sales volumes and a 1% decline in retail selling prices. Offsetting these decreases was a 19% increase in the volume of finished products sold from the retail units along with a 31% increase in merchandise sales. Also included in 1994 revenues is a $0.5 million gain resulting from the settlement of property damage claims relating to an accident at the refinery in July 1994.

     The decline in refinery sourced finished product sales volumes was primarily due to a scheduled major maintenance turnaround started in March and completed in April and an accident at the refinery in mid-July which damaged the alkylation unit and curtailed production for a period of approximately sixty days. The increase in retail finished product and merchandise sales is the result of increased same store sales and volumes and the acquisition of nine units in the Company's primary market area.

     Volumes of refined products sold through retail outlets increased approximately 19% from 1993 levels primarily due to a 30% increase in volumes sold from the service stations offset in part by a 6% decrease in travel center volumes, 5% at the Giant Travel Center and 11% at the Giant Express which was sold on November 2, 1994.

COST OF PRODUCTS SOLD
---------------------
     For the year ended December 31, 1994, cost of products sold decreased $14.3 million or 7% to $195.5 million from $209.8 million for the corresponding 1993 period. A 6% decline in average crude oil costs and a 6% decline in the volume of finished products sold from the refinery accounts for most of the decrease. These decreases were partially offset by an increase in costs relating to increased merchandise sales from the retail units and a $1.8 million increase in average grain costs due to forward grain purchase contracts and higher costs resulting from the effects of the poor grain harvest of 1993. Also included in 1994 cost of products sold is $1.4 million of preliminary estimates of reimbursements for losses under the Company's business interruption insurance policies relating to the refinery accident in July.

OPERATING EXPENSES
------------------
     For the year ended December 31, 1994, operating expenses increased $4.9 million or 10% to $51.8 million from $46.9 million in the corresponding 1993 period. The increase is primarily due to operating expenses of nine retail units acquired, an increase in payroll and related costs for other operations and increases in repairs and maintenance and utility costs at the refinery. Partially offsetting these increases was a decrease in refinery purchased fuel costs.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the year ended December 31, 1994, depreciation and amortization increased approximately $831,000 to $12.2 million from $11.4 million in the corresponding 1993 period. The increase is primarily related to nine retail units acquired, the completion and start up of a diesel desulfurization unit at the refinery in September 1993 and amortization of costs relating to the major maintenance turnaround completed at the refinery in April 1994.

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

     For the year ended December 31, 1994, interest and investment income increased approximately $247,000 or 17% to $1.7 million from $1.5 million in the comparable 1993 period primarily due to the investment of larger amounts of excess cash, in part from the issuance of the senior subordinated notes, at slightly higher interest rates.

INCOME TAXES
------------
     Income taxes for the years ended December 31, 1994 and 1993 were computed in accordance with SFAS No. 109, resulting in effective tax rates of approximately 26% and 35%, respectively. The difference in the two rates is primarily due to the relationship of relatively consistent amounts of alcohol fuel and coal seam gas tax credits in each year to varying amounts of annual income and the effect of the statutory rate increase in 1993 on deferred income taxes resulting from the enactment of the Revenue Reconciliation Act of 1993 which increased the statutory U.S. federal income tax rate to 35% from 34%.

DISCONTINUED OPERATIONS
-----------------------
     For the years ended December 31, 1994 and 1993, Giant E&P recorded net losses of $2.9 million and $11.3 million, respectively, including the effects of "ceiling test" writedowns. The 1994 net writedown of $2.2 million was primarily due to low crude oil and natural gas prices at September 30, 1994, impairment of certain unproved properties and downward revisions of certain reserves. The 1993 net writedown of $9.9 million was primarily due to downward revisions of oil and gas reserves and low crude oil prices at December 31, 1993. Exclusive of the "ceiling test" writedowns, the 1994 period reflected a smaller loss compared to the same 1993 period primarily due to lower production costs relative to declines in crude oil and natural gas production and selling prices.

     Revenues from Giant E&P, including intercompany revenues of $4.1 million in 1994 and $4.8 million in 1993, totaled $6.0 million for the year ended December 31, 1994, a decrease of $1.4 million or 20% from the $7.4 million reported for the comparable 1993 period. This decrease is due to an 8% decline in crude oil production, a 7% decline in average crude oil selling prices, a 16% decline in natural gas production and a 15% decline in natural gas selling prices. The decline in natural gas production is due to an unfavorable 1993 year end adjustment of coal seam gas reserves sold in 1992, determined pursuant to an annual redetermination clause contained in the 1992 purchase and sale agreement, which resulted in a decrease of approximately 1,159 million cubic feet in natural gas reserves.

     Operating costs and expenses of Giant E&P decreased approximately 24% for the year ended December 31, 1994, compared to the same 1993 period. The decline is primarily related to a decrease in production.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS
-------------------------
     Net cash provided by operating activities from continuing operations totaled $24.5 million for the year ended December 31, 1995, compared to $7.8 million for the comparable 1994 period. Operating cash flows increased primarily as a result of differences in the net changes in working capital items.

WORKING CAPITAL
---------------
     Working capital at December 31,1995 consisted of current assets of $108.9 million and current liabilities of $58.5 million, or a current ratio of 1.86:1. At December 31, 1994, the current ratio was 3.12:1 with current assets of $127.2 million and current liabilities of $40.8 million. Current assets include the net assets of the discontinued operations because the Company anticipates selling this business during 1996.

     Current assets have decreased since December 31, 1994, primarily due to a decrease in cash and cash equivalents, marketable securities and income tax refunds and other receivables. Marketable securities have declined due to the liquidation of the Company's portfolio through sales and maturities. Other receivables have decreased as a result of insurance reimbursements received and a decline in the amount of investment income receivable. Trade receivables and inventories have increased primarily as the result of the acquisition of the Bloomfield refinery, along with increases in prices. Net assets of discontinued operations have increased as the result of reserve acquisitions. Current liabilities have increased due to an increase in accounts payable and accrued expenses. Accounts payable have increased primarily due to an increase in raw material purchases due to the acquisition of the Bloomfield refinery and crude gathering operations. In addition, 1995 year end crude prices were approximately 10% higher than in 1994. Accrued expenses have increased due to higher excise taxes payable as a result of the Bloomfield refinery acquisition.

CAPITAL EXPENDITURES AND RESOURCES
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment and other assets totaled approximately $78.0 million for the year 1995. This amount includes the acquisition of the Bloomfield refinery; the acquisition, construction, rebuilding or substantial remodeling of twelve retail units; the acquisition of a crude oil gathering operation, including long-term supply contracts; upgrades to improve operations and efficiencies at the Ciniza refinery and in transportation operations; along with information system enhancements.

     On October 4, 1995, the Company through a wholly-owned subsidiary, completed the purchase of the 18,000 barrel per day ("bpd") Bloomfield refinery ("Bloomfield") located in Bloomfield, New Mexico, along with related pipeline and transportation assets. Bloomfield and the related assets were purchased for $55 million, plus approximately $7.5 million for crude oil and refined product inventories associated with the refinery operations. The purchase was funded with $32.5 million of cash on hand and $30.0 million provided under a Credit Agreement. The purchase agreement also provides for potential contingent payments to be made to the seller over approximately the next six years, not to exceed a present value of $25.0 million, should certain criteria be met. At December 31, 1995, the Company had accrued approximately $1.2 million under this arrangement relating to 1995 operations and adjusted the purchase price accordingly. In addition, the Company assumed certain environmental obligations and is in the process of gathering and analyzing information in order to establish an environmental reserve. Such reserve, which the Company does not believe will be material, will be recorded as additional purchase price and allocated to the assets acquired. Included in the purchase was the seller's interest in approximately 25 miles of pipeline connecting the Bloomfield refinery to the Texas-New Mexico and Four Corners common carrier pipeline systems and various automobiles and small trucks.

     On a pro forma basis, assuming the purchase took place on January 1, 1994, the Company's net revenues would have been $439.7 million and $432.1 million, net earnings from continuing operations would have been $14.8 million and $18.9 million and earnings from continuing operations per common share would have been $1.29 and $1.56 for the years ended December 31, 1995 and 1994, respectively. This unaudited pro forma financial information does not purport to represent the results of operations that actually would have resulted had the purchase occurred on the dates specified, nor should it be taken as indicative of the future results of operations.

     In the third quarter of 1995, the Company, through a wholly-owned subsidiary, completed the acquisition of a crude oil gathering operation. The assets acquired include land, buildings, equipment and long-term crude oil supply contracts. The amounts allocated to the long-term supply contracts will be amortized to cost of products sold over the life of the contracts which have a duration of three to twelve years. The acquisition should lower raw material and transportation costs by providing long-term crude oil purchase agreements and through consolidation of the crude oil trucking operations with the Company's current operations and those acquired with the Bloomfield refinery.

     On July 25, 1995, the Company completed the exchange of two of its retail service stations located in Tucson, Arizona for a finished products terminal in Albuquerque, New Mexico previously owned by a major oil Company. The effect of the exchange is to replace two service stations not considered to be strategic to the Company's overall marketing strategies with a finished products terminal which is a part of the Company's strategy to maximize both product volumes and netbacks to the Ciniza and Bloomfield refineries, maximize the Company's customer base and improve access to product pipelines in Albuquerque.

     In 1995, the Company purchased two retail units, constructed and opened four others and substantially remodeled six more. In addition, the Company received proceeds of approximately $2.6 million from the sale of three operating service stations, certain non-strategic real estate and other assets. A gain of approximately $237,000 resulted from these sales.

     On October 2, 1995, the Company announced the temporary suspension of operations at its ethanol processing plant due to high grain costs. The plant is expected to be closed until grain prices return to more favorable levels. The Company does not anticipate any problems in acquiring oxygenates while the plant operations are suspended. Included in the Company's financial results are ethanol plant third party revenues of $7.0 million and operating losses of $782,000 for the year ended December 31, 1995, and third party revenues of $12.7 million and operating losses of $1.4 million for the year ended December 31, 1994.

     The Company has budgeted approximately $48.2 million for capital expenditures in 1996. Approximately $7.8 million is budgeted for non-discretionary projects that are required by law or regulation or to maintain the physical integrity of existing assets in 1996. These projects include, among others, operational and environmental projects at the refineries, retail operations and crude gathering operations, along with a contingency payment to the seller of the Bloomfield refinery under the Bloomfield refinery acquisition agreement. The remaining budget of $40.4 million is for discretionary projects to sustain or enhance the current level of operations, increase earnings on existing or new business and to expand operations. The primary projects in this category include the acquisition, construction, rebuilding and remodeling of retail units, multiple pump dispensers and card readers for retail operations, upgrades to the refineries and information system enhancements.

     The amount of these budgeted discretionary projects that are actually undertaken in 1996 will depend on, among other things, identifying acceptable acquisitions, general business conditions and results of operations. All of the budgeted capital projects undertaken are expected to be funded from working capital. Working capital, including that necessary for capital expenditures and debt service, will be funded through cash generated from operating activities, the sale of the exploration and production assets, existing cash balances and, if necessary, future borrowings. Future liquidity, both short and long-term, will continue to be primarily dependent on producing and selling sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses.

     Although the Company is not currently aware of any pending circumstances which would change these capital budget expectations, changes in the tax laws, the imposition of any changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. In addition, the Company continues to investigate other strategic acquisitions as well as capital improvements to its existing facilities. The Company is also actively pursuing the possible sale or exchange of non-strategic or underperforming assets.

     Much of the capital currently planned to be spent by the Company for environmental compliance is integrally related to operations or to operationally required projects. The Company does not specifically identify capital expenditures related to such projects on the basis of whether they are for environmental as opposed to economic purposes. However, with respect to capital expenditures budgeted primarily to satisfy environmental regulations, it is estimated that approximately $0.5 million, $0.6 million and $5.0 million was spent in 1995, 1994 and 1993, respectively, and $1.3 million is expected to be spent in 1996. With respect to the Company's operating expenses for environmental compliance, while records are not kept specifically identifying or allocating such expenditures, management believes that the Company incurs significant operating expense for such purposes.

DISCONTINUED OPERATIONS
-----------------------
     In early 1996, the Company approved a plan of disposition of the exploration and production segment. The decision was based upon management's review of the prospects for this operation, which indicated that substantial new capital would be necessary to further develop this business and reach an acceptable level of profitability and integration. With the acquisition of the Bloomfield refinery and crude oil gathering operations, the Company will focus its efforts on its core business of refining and marketing. The Company is in the process of searching for a buyer for the assets or the business and expects to complete a sale in 1996. Based on current information, the Company does not expect to incur a loss on the disposal of the segment.

     Net assets, including deferred tax liabilities of $4.2 million in 1995 and $2.4 million in 1994, of this operation were $26.7 million and $20.4 million at December 31, 1995 and 1994, respectively. Net earnings (loss) and net earnings (loss) per share were $143,000 and $0.01, $(2.9) million and $(0.24), and $(11.3)
million and $(0.92) for the years ended December 31, 1995, 1994 and 1993, respectively.

CAPITAL STRUCTURE
-----------------
     At December 31, 1995 and 1994, the Company's long-term debt was 56.5% and 51.4% of total capital, respectively. The increase is primarily due to an increase in long-term debt associated with the Bloomfield acquisition.

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

     In October 1995, the Company entered into a Credit Agreement with a group of banks under which $30.0 million was borrowed pursuant to a three-year unsecured revolving term facility to provide financing for the purchase of the Bloomfield refinery. The principal balance is due in October 1998 and has a floating interest rate that is tied to various short-term indices. At December 31, 1995, this rate was approximately 7%. On November 6, 1995, $10.0 million of this revolving term facility was prepaid from cash on hand.

     In addition, the Credit Agreement contains a three-year unsecured working capital facility to provide working capital and letters of credit in the ordinary course of business. The availability under this working capital facility is the lesser of (i) $40.0 million, or (ii) the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories as defined in the Credit Agreement. This facility has a floating interest rate that is tied to various short-term indices. At December 31, 1995, this rate was approximately 8 1/2%. As of December 31, 1995, direct borrowings under this arrangement were $11.0 million and there were $16.9 million of irrevocable letters of credit outstanding, primarily to secure purchases of raw materials. Borrowings under this facility are generally higher at month end due to payments for raw materials and various taxes.

     The Company is required to pay a quarterly commitment fee based on the unused amount of each facility.

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

     The Company's Board of Directors has authorized the repurchase of a total of 1.5 million shares of the Company's common stock or approximately 12% of all shares issued as of the inception of the repurchase program. These purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. In 1995, the Company repurchased 737,200 shares of its common stock for approximately $6.3 million. From the inception of the repurchase program, the Company has repurchased 939,500 shares at a weighted average cost of approximately $8.52 per share, including commissions, or approximately $8.0 million. These shares are treated as treasury shares.

     Any repurchased shares are available for a variety of corporate purposes. The number of shares actually repurchased will be dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. The Company may suspend or discontinue the program at any time without notice.

     On December 14, 1995, the Company's Board of Directors declared a common stock dividend of $0.05 per share payable to stockholders of record on January 24, 1996. This dividend was paid on February 6, 1996. For the year 1995, the Board of Directors declared common stock dividends of $0.20 per share. Future dividends, if any, are subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors.

OTHER
-----
     Federal, state and local laws and regulations relating to health and the environment affect nearly all of the operations of the Company. As is the case with all companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits involving environmental matters. These matters include soil and water contamination, air pollution and personal injuries or property damage allegedly caused by substances manufactured, handled, used, released or disposed of by the Company. Future expenditures related to health and environmental matters cannot be reasonably quantified in many circumstances due to the speculative nature of remediation and cleanup cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, various defenses which may be available to the Company and changing environmental laws and interpretations of environmental laws.

     It is expected that rules and regulations implementing federal, state and local laws relating to health and the environment will continue to affect the operations of the Company. The Company cannot predict what health or environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or enforced with respect to products or activities of the Company. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could have an adverse effect on the financial position and the results of operations of the Company and could require substantial expenditures by the Company for the installation and operation of pollution control systems and equipment not currently possessed by the Company.

     In May 1991, the EPA notified the Company that it may be a potentially responsible party for the release, or threatened release, of hazardous substances, pollutants or contaminants at the Lee Acres Landfill, which is adjacent to the Company's Farmington refinery which was operated until 1982. At the present time, the Company is unable to determine the extent of its potential liability, if any, in the matter. In 1989, a consultant to the Company estimated, based on various assumptions, that the Company's share of potential liability could be approximately $1.2 million. This figure was based upon the consultant's evaluation of such factors as available clean-up technology, BLM's involvement at the site and the number of other entities that may have had involvement at the site. The consultant, however, did not conduct an analysis of the Company's potential legal defenses and arguments including possible setoff rights. Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs at a site even though the party was responsible for only a small part of such costs. Actual liability, if any, may differ significantly from the consultant's estimate. In addition, the Company is remediating a hydrocarbon plume that appears to extend no more than 1,800 feet south of its inactive Farmington refinery.

     The Company has an environmental liability accrual of approximately $1.1 million relating to ongoing environmental projects, including the remediation of the hydrocarbon plume described above and hydrocarbon contamination on and adjacent to 5.5 acres the Company owns in Bloomfield, New Mexico. The accrual is recorded in the current and long-term sections of the Company's consolidated balance sheet. In addition, the Company assumed certain environmental obligations related to the acquisition of the Bloomfield refinery and is in the process of gathering and analyzing information in order to establish an environmental reserve. Such reserve, which the Company does not believe will be material, will be recorded as additional purchase price and allocated to the assets acquired.

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

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company has not completed the process of evaluating the impact that will result from adopting this Statement. However, management does not believe the adoption will have a significant impact on the Company's financial position or results of operations. SFAS No. 121 is required to be adopted in the first quarter of 1996.

     With the acquisition of the Bloomfield refinery and based on projections of local crude oil availability from the field, current levels of usage of Alaska North Slope crude oil ("ANS") and the Company's inventory levels, the Company believes an adequate crude oil supply will be available, without the use of additional supplemental supply alternatives, to sustain both refineries' operations at planned levels, at least through 1996.

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

     The Company continues to evaluate supplemental crude oil supply alternatives for both of its refineries on both a short-term and long-term basis. Among other alternatives, the Company has considered making equipment modifications to increase its ability to use alternative crude oils and may install additional rail facilities to enable the Company to provide incremental crude oil and other intermediate feedstocks to supplement local supply sources in the most cost effective manner.

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

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive and governmental factors affecting the Company's operations, markets, products, services and prices; the ability of the Company to sustain and leverage the competitive advantages generated by the acquisition of the Bloomfield refinery; the results of the disposal of the Company's exploration and production operations; the ability of the Company to successfully abate various tax assessments and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Giant Industries, Inc.
Scottsdale, Arizona

     We have audited the accompanying consolidated balance sheets of Giant Industries, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Giant Industries, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP

    Phoenix, Arizona
    March 4, 1996

               GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                                  December 31,
                                             ---------------------
                                                1995        1994
                                             ---------   ---------
                                                (In thousands)
ASSETS

Current assets:
  Cash and cash equivalents                  $   9,549   $  12,860
  Marketable securities                                     35,631
  Receivables:
     Trade, less allowance for doubtful
        accounts of $424,000 and $546,000       22,264      14,818
     Income tax refunds                            380       2,144
     Other                                       1,381       4,303
                                             ---------   ---------
                                                24,025      21,265
                                             ---------   ---------
  Inventories                                   42,581      32,270
  Prepaid expenses and other                     3,880       2,317
  Net assets of discontinued operations         26,689      20,396
  Deferred income taxes                          2,145       2,490
                                             ---------   ---------
     Total current assets                      108,869     127,229
                                             ---------   ---------
Property, plant and equipment                  292,919     223,821
  Less accumulated depreciation
    and amortization                           (94,357)    (85,863)
                                             ---------   ---------
                                               198,562     137,958
                                             ---------   ---------
Other assets                                    17,431      14,258
                                             ---------   ---------
                                             $ 324,862   $ 279,445
                                             =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt          $   4,063   $   4,107
  Accounts payable                              34,162      19,066
  Accrued expenses                              20,316      17,640
                                             ---------   ---------
     Total current liabilities                  58,541      40,813
                                             ---------   ---------
Long-term debt, net of current portion         142,676     116,090
Deferred income taxes                           12,864      11,322
Other liabilities                                1,049       1,530
Stockholders' equity:
  Preferred stock, par value,
     $.01 per share, 10,000,000 shares
     authorized, none issued
  Common stock, par value $.01 per share,
     50,000,000 shares authorized,
     12,188,629 and 12,187,629
     shares issued                                 122         122
  Additional paid-in capital                    72,389      72,373
  Retained earnings                             45,373      40,373
  Unearned employee benefits
     related to ESOP                                          (514)
  Unearned compensation related to
     restricted stock                             (151)       (614)
  Unrealized loss on securities
     available-for-sale, net                                  (398)
                                             ---------   ---------
                                               117,733     111,342
  Less common stock in treasury-at
     cost, 939,500 and 202,300 shares           (8,001)     (1,652)
                                             ---------   ---------
                                               109,732     109,690
                                             ---------   ---------
                                             $ 324,862   $ 279,445
                                             =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                           GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF EARNINGS

                                                              Year Ended December 31,
                                                 -----------------------------------------------
                                                    1995              1994              1993
                                                 -----------       -----------       -----------
                                                 (In thousands except shares and per share data)
Net revenues                                     $   332,888       $   291,623       $   313,187
Cost of products sold                                234,271           195,489           209,769
                                                 -----------       -----------       -----------
Gross margin                                          98,617            96,134           103,418

Operating expenses                                    51,856            51,823            46,945
Depreciation and amortization                         13,345            12,246            11,415
Selling, general and administrative expenses          12,778            11,930            13,642
                                                 -----------       -----------       -----------
Operating income                                      20,638            20,135            31,416

Interest expense                                     (11,506)          (11,805)           (5,765)
Interest and investment income                         2,239             1,733             1,486
                                                 -----------       -----------       -----------
Earnings from continuing operations before
  income taxes                                        11,371            10,063            27,137

Provision for income taxes                             3,638             2,608             9,597
                                                 -----------       -----------       -----------
Earnings from continuing operations                    7,733             7,455            17,540

Discontinued operations:
  Earnings (loss) from exploration and
    production operations (net of income taxes
    (benefit) of $154 in 1995, $(1,351) in
    1994, and $(5,825) in 1993)                          143            (2,934)          (11,275)
                                                 -----------       -----------       -----------
Earnings before extraordinary item                     7,876             4,521             6,265

Extraordinary loss on early extinguishment
  of debt, net of income tax benefit of $252                                                (384)
                                                 -----------       -----------       -----------
Net earnings                                     $     7,876       $     4,521       $     5,881
                                                 ===========       ===========       ===========
Earnings (loss) per common share:
  Continuing operations                          $      0.68       $      0.61       $      1.43
  Discontinued operations                               0.01             (0.24)            (0.92)
                                                 -----------       -----------       -----------
  Earnings before extraordinary item                    0.69              0.37              0.51
  Extraordinary loss                                                                       (0.03)
                                                 -----------       -----------       -----------
  Net earnings                                   $      0.69       $      0.37       $      0.48
                                                 ===========       ===========       ===========

Weighted average number of shares outstanding     11,478,779        12,127,481        12,225,177
                                                 ===========       ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                 GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  Unearned
                                                                      Unearned    compen-    Unrealized
                              Common stock                            employee     sation     loss on                      Total
                            -----------------  Additional             benefits   related to  securities   Treasury stock   stock-
                              Shares     Par    paid-in    Retained  related to  restricted  available-  ----------------  holders'
                              issued    value   capital    earnings     ESOP        stock     for-sale   Shares    Cost    equity
                            ----------  -----  ----------  --------  ----------  ----------  ----------  -------  -------  --------
                                                          (In thousands except number of shares)
Balances, January 1, 1993   12,223,768   $122   $72,764    $29,971    $(2,247)    $(2,008)                                 $ 98,602
Stock options exercised          3,700               37                                                                          37
Benefits allocated to
  employees by ESOP                                                       900                                                   900
Compensation related to
  restricted stock awards                                                             494                                       494
Restricted stock award
  shares forfeited             (34,698)            (384)                              384
Net earnings                                                 5,881                                                            5,881
                            ----------   ----   -------    -------    -------     -------      -----     -------  -------  --------
Balances, December 31, 1993 12,192,770    122    72,417     35,852     (1,347)     (1,130)                                  105,914
Purchase of treasury stock                                                                               202,300  $(1,652)   (1,652)
Stock options exercised            500                3                                                                           3
Benefits allocated to
  employees by ESOP                                                       833                                                   833
Compensation related to
  restricted stock awards                                                             469                                       469
Restricted stock award
  shares forfeited              (5,641)             (47)                               47
Unrealized loss on
  securities available-
  for-sale                                                                                     $(398)                          (398)
Net earnings                                                 4,521                                                            4,521
                            ----------   ----   -------    -------    -------     -------      -----     -------  -------  --------
Balances, December 31, 1994 12,187,629    122    72,373     40,373       (514)       (614)      (398)    202,300   (1,652)  109,690
Purchase of treasury stock                                                                               737,200   (6,349)   (6,349)
Stock options exercised          1,000                8                                                                           8
Benefits allocated to
  employees by ESOP                                                       514                                                   514
Compensation related to
  restricted stock awards                             8                               463                                       471
Dividends declared                                          (2,876)                                                          (2,876)
Change in unrealized loss
  on securities available-
  for-sale                                                                                       398                            398
Net earnings                                                 7,876                                                            7,876
                            ----------   ----   -------    -------    -------     -------      -----     -------  -------  --------
Balances, December 31, 1995 12,188,629   $122   $72,389    $45,373    $           $  (151)     $         939,500  $(8,001) $109,732
                            ==========   ====   =======    =======    =======     =======      =====     =======  =======  ========

The accompanying notes are an integral part of these consolidated financial statements.

                              GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                  ------------------------------------
                                                                     1995          1994         1993
                                                                  ---------      --------     --------
                                                                             (In thousands)
Cash flows from operating activities:
  Net earnings                                                    $   7,876      $  4,521     $  5,881
  Adjustments to reconcile net earnings to
     net cash provided by continuing operating activities:
     (Earnings) loss from discontinued operations                      (143)        2,934       11,275
     Depreciation and amortization                                   13,345        12,246       11,415
     Deferred income taxes                                            1,632        (1,058)        (258)
     Restricted stock award compensation                                471           469          494
     Extraordinary loss on extinguishment of debt                                                  384
     Gain on involuntary conversion of refinery assets                               (533)
     Proceeds from settlement of interest rate swap agreement                                    1,514
     (Decrease) increase in other liabilities                          (328)        1,019       (1,190)
     Other                                                               57           341            9
     Changes in operating assets and liabilities:
       Increase in receivables                                       (2,513)       (7,200)      (1,880)
       (Increase) decrease in inventories                           (10,311)       (8,929)       1,458
       (Increase) decrease in prepaid expenses and other             (1,563)        1,120       (1,753)
       Increase (decrease) in accounts payable                       15,096         5,037       (1,965)
       Increase (decrease) in accrued expenses                          904        (2,121)       9,513
                                                                  ---------      --------     --------
Net cash provided by continuing operating activities                 24,523         7,846       34,897
                                                                  ---------      --------     --------
Cash flows from investing activities:
  Purchases of property, plant and equipment
     and other assets                                               (77,978)      (17,165)      (9,187)
  Proceeds from sale of property, plant and
     equipment and other assets                                       2,588         5,611          410
  Insurance proceeds from involuntary conversion of
     refinery assets                                                                  438
  Purchase of ESOP loan from bank                                                               (1,347)
  Payments received on ESOP loan                                        514           833
  Purchases of marketable securities                                             (101,562)     (57,109)
  Proceeds from sales and maturities of marketable securities        35,991       100,849       20,963
  Net change in assets of discontinued operations                    (6,150)          639         (312)
                                                                  ---------      --------     --------
Net cash used by investing activities                               (45,035)      (10,357)     (46,582)
                                                                  ---------      --------     --------
Cash flows from financing activities:
  Proceeds of long-term debt                                         41,000                    100,000
  Payments of long-term debt                                        (14,458)       (3,025)     (73,885)
  Purchase of treasury stock                                         (6,349)       (1,652)
  Deferred financing costs                                             (698)         (100)      (2,199)
  Payment of dividends                                               (2,302)
  Proceeds from exercise of stock options                                 8             3           37
                                                                  ---------      --------     --------
Net cash provided (used) by financing activities                     17,201        (4,774)      23,953
                                                                  ---------      --------     --------
Net (decrease) increase in cash and cash equivalents                 (3,311)       (7,285)      12,268
Cash and cash equivalents:
  Beginning of year                                                  12,860        20,145        7,877
                                                                  ---------      --------     --------
  End of year                                                     $   9,549      $ 12,860     $ 20,145
                                                                  =========      ========     ========

Noncash Investing and Financing Activities. For the year ended December 31, 1995, two retail units with a net book value of $1,613,000 were exchanged for a finished products terminal and $1,198,000 was incurred as a contingent payment related to the acquisition of the Bloomfield refinery. For the year ended December 31, 1994, a portion of the acquisition price of nine retail units was seller financed for $2,917,000.

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

     In early 1996, the Company approved a plan of disposition of the exploration and production business, Giant E&P. As a result, the Company's financial statements have been retroactively restated to present the exploration and production business as a discontinued operation. (See Note 3 for further discussion.)

DESCRIPTION OF BUSINESS

     The Company operates primarily as an independent refiner and marketer of petroleum products. The Company has two operating refineries in New Mexico. The Ciniza refinery, with a crude oil throughput capacity of 20,800 barrels per day ("bpd") and a total capacity including natural gas liquids of 26,000 bpd, is located near Gallup, New Mexico. In October 1995, the Company acquired the Bloomfield refinery, with a crude oil throughput capacity of 18,000 bpd and a total capacity including natural gas liquids of 18,600 bpd, located in Bloomfield, New Mexico. (See Note 2 for further discussion.)

     The Company's principal business is the refining of crude oil into petroleum products which are sold through branded retail outlets as well as through distributors, industrial/commercial accounts and major oil companies. The Company is the largest refiner and one of the largest marketers of petroleum products in the Four Corners area of the southwestern United States where New Mexico, Arizona, Colorado and Utah adjoin. The Company also owns an ethanol production plant which supplies ethanol for blending by the Company as well as for sale to third party customers. Due to high grain costs, this facility has temporarily suspended operations and will be reopened when grain prices become more favorable. As an adjunct to its retail outlets, the Company sells merchandise through stores.

     The Company is in the process of selling its exploration and production business which engages in the exploration for and the acquisition, development and production of crude oil, condensate and natural gas primarily in New Mexico, Kansas, Oklahoma and South Texas.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Giant and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

INTEREST RATE SWAPS

   In the past, interest rate management techniques such as swaps and caps were entered into in order to effectively manage and reduce net interest expense. Net settlements on swap transactions are reported as an adjustment to net interest expense.

MARKETABLE SECURITIES

   All marketable securities were sold or matured in 1995. In 1994, all marketable securities were classified as available-for-sale and consisted of taxable corporate bonds, non-taxable municipal bonds and variable rate preferred stocks and were stated at fair value. Fair value was estimated based on quoted market prices. Marketable securities were managed as part of the Company's short-term cash management program.

CONCENTRATION OF CREDIT RISK

   Credit risk with respect to customer receivables is concentrated in a small geographic area in which the Company operates and relates to customers in the oil and gas industry. To minimize this risk, the Company performs ongoing credit evaluations of its customers' financial position and requires collateral, such as letters of credit, in certain circumstances.

INVENTORIES

   Inventories are stated at the lower of cost or market. Costs for crude oil and refined products produced by the refineries are determined by the last-in, first-out ("LIFO") method. Costs for exchange and terminal refined products and shop supplies are determined by the first-in, first-out ("FIFO") method. Costs for merchandise inventories are determined by the retail inventory method.

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

   The sum of net capitalized costs and estimated future development and dismantlement costs is amortized over the production of proved reserves using the units of production method. Depreciation, depletion and amortization per equivalent barrel of production sold for the years ended December 31, 1995, 1994 and 1993 was $4.65, $5.32, and $7.50, respectively, excluding the effect of the Company's writedown of oil and gas properties. Excluded from amounts subject to amortization are costs associated with unevaluated properties of $1,004,000 and $1,551,000 at December 31, 1995 and 1994, respectively, until proved reserves associated with the properties have been determined or impairment occurs. Net capitalized costs exceeding the estimated present value of future cash inflows from proved oil and gas reserves reduced by estimated future operating expenses and development expenditures are charged to current operations. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant oil and gas reserves are involved.

   Routine maintenance, repairs and replacement costs are charged against earnings as incurred. Turnaround costs, which consist of complete shutdown and inspection of significant units of the refineries at intervals of two or more years for necessary repairs and replacements, are deferred and amortized over the period until the next expected shutdown. Expenditures which materially increase values, expand capacities or extend useful lives are capitalized. Interest expense is capitalized as part of the cost of constructing major facilities and equipment.

TREASURY STOCK

   The Company's Board of Directors has authorized the repurchase of up to 1,500,000 shares of the Company's common stock or approximately 12% of all shares issued as of the inception of the repurchase program. These purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. Through the end of 1995, the Company had repurchased 939,500 shares at a cost of approximately $8,001,000. These shares are being treated as treasury shares.

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

INCOME TAXES

   The provision (benefit) for income taxes is based on earnings
(loss) reported in the financial statements. Deferred income taxes are provided on temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes.

EARNINGS (LOSS) PER COMMON SHARE

   Earnings (loss) per common share is computed on the weighted average number of shares of common stock outstanding during each period. The exercise of outstanding stock options would not result in a material dilution of earnings per share.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company has not completed the process of evaluating the impact that will result from adopting this Statement. However, management does not believe the adoption will have a significant impact on the Company's financial position or results of operations. SFAS No. 121 is required to be adopted in the first quarter of 1996.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock Based Compensation." The Company has determined that it will not change to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock based compensation. SFAS No. 123 will require additional disclosures in the 1996 financial statements.

RECLASSIFICATIONS

   Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the statement classifications used in 1995 relating to the classification of the exploration and production business as discontinued operations.

NOTE 2--ACQUISITION:

     On October 4, 1995, the Company completed the purchase of the Bloomfield refinery along with related pipeline and transportation assets from Gary-Williams Energy Co. and its wholly-owned subsidiary, Bloomfield Refining Company ("BRC").

     The purchase price was $55,000,000 plus approximately $7,500,000 for crude oil and refined products inventories associated with the refinery operations. The purchase agreement also provides for potential contingent payments to be made to BRC over approximately the next six years, not to exceed a present value of $25,000,000, should certain criteria be met. At December 31, 1995, the Company had accrued approximately $1,198,000 under this arrangement relating to 1995 operations. In addition, the Company assumed certain environmental obligations and is in the process of gathering and analyzing information in order to establish an environmental reserve. Such reserve, which the Company does not believe will be material, will be recorded as additional purchase price and allocated to the assets acquired.

     The following unaudited pro forma combined condensed financial information for the twelve months ended December 31, 1995 and 1994 include the results of operations of the Company, including the operations of the Bloomfield refinery for the fourth quarter of 1995, and BRC for nine months of 1995 and twelve months of 1994, along with adjustments which give effect to events that are directly attributable to the transaction and which are expected to have a continuing impact. The information assumes the transaction was consummated as of the beginning of each period presented.

     The unaudited pro forma combined condensed financial information does not purport to represent the results of operations that actually would have resulted had the purchase occurred on the dates specified, nor should it be taken as indicative of the future results of operations.

    UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF EARNINGS
           FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
               (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                  1995           1994
                                               -----------    -----------
Net revenues                                   $   439,719    $   432,089
Cost of products sold                              313,353        294,964
                                               -----------    -----------
Gross margin                                       126,366        137,125
                                               -----------    -----------
Operating expenses                                  61,504         64,755
Depreciation and amortization                       15,408         14,996
Selling, general and administrative expenses        14,339         14,495
                                               -----------    -----------
Operating income                                    35,115         42,879
Interest expense, net and other                     12,229         14,021
                                               -----------    -----------
Earnings from continuing operations
  before income taxes                               22,886         28,858
Provision for income taxes                           8,118          9,955
                                               -----------    -----------
Earnings from continuing operations                 14,768         18,903

Discontinued operations:
  Earnings (loss) from exploration and
    production operations (net of income taxes
    (benefit) of $154 in 1995 and $(1,351)
    in 1994)                                           143         (2,934)
                                               -----------    -----------
Net earnings                                   $    14,911    $    15,969
                                               ===========    ===========
Earnings (loss) per common share:
  Continuing operations                        $      1.29    $      1.56
  Discontinued operations                             0.01          (0.24)
                                               -----------    -----------
  Net earnings                                 $      1.30    $      1.32
                                               ===========    ===========

NOTE 3--DISCONTINUED OPERATIONS:

     In early 1996, the Company approved a plan of disposition of the exploration and production segment. The decision was based upon management's review of the prospects for this operation, which indicated that substantial new capital would be necessary to further develop this business and reach an acceptable level of profitability and integration. With the acquisition of the Bloomfield refinery and crude oil gathering operations, the Company will focus its efforts on its core business of refining and marketing. The Company is in the process of searching for a buyer for the assets or the business and expects to complete a sale in 1996. Based on current information, the Company does not expect to incur a loss on the disposal of the segment.

     The summarized balance sheet of the exploration and production segment at December 31 was as follows:

                                                        1995      1994
                                                       -------   -------
                                                         (In thousands)
Assets:
  Current assets                                       $ 1,489   $ 1,143
  Oil and gas properties, plant and equipment, net      33,140    24,958
  Other assets                                             373       417
                                                       -------   -------
    Total assets                                        35,002    26,518
                                                       -------   -------
Liabilities:
  Current liabilities                                    1,996     1,592
  Deferred taxes and other liabilities                   6,317     4,530
                                                       -------   -------
    Total liabilities                                    8,313     6,122
                                                       -------   -------
    Net assets of discontinued operations              $26,689   $20,396
                                                       =======   =======

     The following is a summary of the operating results of the exploration and production segment for the three years ended December 31:

                                                        1995      1994       1993
                                                       -------   -------   --------
                                                              (In thousands)
Net revenues                                           $ 8,363   $ 5,959   $  7,409
Operating costs and expenses                             8,066     6,849      8,998
Reduction of carrying value of crude oil and
  natural gas properties                                           3,395     15,511
                                                       -------   -------   --------
                                                           297    (4,285)   (17,100)
Provision (benefit) for income taxes(1)                    154    (1,351)    (5,825)
                                                       -------   -------   --------
Net earnings (loss) from discontinued operations       $   143   $(2,934)  $(11,275)
                                                       =======   =======   ========

(1) Coal seam gas tax credits generated from these operations of $700,000, $635,000 and $752,000 in 1995, 1994 and 1993,
    respectively, which could not be used on a separate return basis, have been allocated to continuing operations based on the Company's tax sharing arrangement.

NOTE 4--MARKETABLE SECURITIES:

     On January 1, 1994, the Company adopted SFAS No. 115,
"Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the classification of securities at acquisition into one of three categories: held-to-maturity, available-for-sale, or trading--with different reporting requirements for each classification.

     At December 31, 1995, the Company had no marketable securities. At December 31, 1994, all of the Company's marketable securities were classified as available-for-sale and had a fair value of $35,631,000. A valuation allowance of $654,000 was recorded in 1994 to reduce the carrying value of the portfolio to estimated fair value and the after-tax adjustment necessary to mark the securities to market reduced stockholders' equity by $398,000. This adjustment had no effect on the 1994 results of operations. A summary of the Company's securities at December 31, 1994 was as follows:

                                          December 31, 1994
                             ---------------------------------------------
                                          Gross       Gross
                             Amortized  Unrealized  Unrealized  Estimated
                                Cost      Gains       Losses    Fair Value
                             ---------  ----------  ----------  ----------
                                            (In thousands)
Obligations of states and
  political subdivisions      $34,270      $2         $(236)     $34,036
Corporate debt securities          55                                 55
Equity securities               1,960                  (420)       1,540
                              -------      --         -----      -------
                              $36,285      $2         $(656)     $35,631
                              =======      ==         =====      =======

     An analysis of the caption "Unrealized loss on securities available-for-sale, net" in the Consolidated Balance Sheet is as follows:

                                                     1995       1994
                                                     ----       ----
                                                    (In thousands)*
Unrealized loss on securities available-
  for-sale, January 1                               $(398)     $
Net change in unrealized loss, due principally
  to the liquidation of the investment portfolio
  in 1995 and higher interest rates in 1994           398       (398)
                                                    -----      -----
Unrealized loss on securities available-
  for-sale, December 31,                            $   0      $(398)
                                                    =====      =====
*These amounts have been tax effected.

     Included in the Company's investment portfolio at December 31, 1994, was $2,000,000 of Orange County, California Tax and Revenue Anticipation Notes due July 28, 1995 (the "Orange County Notes"). Orange County filed for bankruptcy on December 6, 1994. The Company wrote this investment down by $200,000 in 1994 to reflect an estimated other than temporary impairment. In 1995, the Company was paid in full for these Orange County Notes.

     In recording gains and losses on the sale of marketable securities, cost is determined using specific identification. In 1995, the Company realized gross losses of approximately $310,000 offset in part by the $200,000 gain realized on the full payment of the Orange County Notes. Gains and losses were nominal for all other years presented.

NOTE 5--INVENTORIES:

     Inventories consist of the following:

                                                        December 31,
                                                    -------------------
                                                     1995        1994
                                                    -------     -------
                                                       (In thousands)
First-in, first-out ("FIFO") method:
  Crude oil                                         $15,465     $13,611
  Refined products                                   17,605      11,054
  Refinery and shop supplies                          6,871       5,705
Retail method:
  Merchandise                                         2,721       2,428
                                                    -------     -------
     Subtotal                                        42,662      32,798
Allowance for last-in, first-out ("LIFO") method        (81)       (528)
                                                    -------     -------
     Total                                          $42,581     $32,270
                                                    =======     =======

     The Company uses the LIFO method of inventory valuation. The portion of inventories valued on a LIFO basis totaled $29,710,000 and $21,717,000 at December 31, 1995 and 1994, respectively. The following data will facilitate comparison with operating results of companies using the FIFO method.

     If inventories had been determined using the FIFO method at December 31, 1995, 1994 and 1993, net earnings and earnings per share for the years ended December 31, 1995, 1994 and 1993 would have been higher (lower) by $(268,000) and $(0.02), $357,000 and $0.03 and $237,000
and $0.02, respectively.

NOTE 6--PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment, at cost, consist of the following:

                                                       December 31,
                                                  --------------------
                                                    1995        1994
                                                  --------    --------
                                                      (In thousands)
Land and improvements                             $ 21,582    $ 20,888
Buildings and improvements                          56,165      50,997
Machinery and equipment                            178,301     120,666
Pipelines                                            8,875       8,426
Furniture and fixtures                              15,195      13,837
Vehicles                                             6,552       4,613
Construction in progress                             6,249       4,394
                                                  --------    --------
  Subtotal                                         292,919     223,821
Accumulated depreciation and amortization          (94,357)    (85,863)
                                                  --------    --------
    Total                                         $198,562    $137,958
                                                  ========    ========

NOTE 7--ACCRUED EXPENSES:

     Accrued expenses are comprised of the following:

                                                        December 31,
                                                    -------------------
                                                     1995        1994
                                                    -------     -------
                                                       (In thousands)
Excise taxes                                        $ 8,608     $ 5,952
Payroll and related costs                             3,975       3,373
Interest                                              1,390       1,285
Other                                                 6,343       7,030
                                                    -------     -------
     Total                                          $20,316     $17,640
                                                    =======     =======

NOTE 8--LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                         December 31,
                                                    ---------------------
                                                      1995         1994
                                                    --------     --------
                                                       (In thousands)
9 3/4% senior subordinated notes, due
  2003, interest payable semi-annually              $100,000     $100,000
Unsecured credit agreement, due 1998, floating
  interest rate, interest payable quarterly           31,000
10.91% senior unsecured note, due 1995 to
  1999, interest payable quarterly                     8,750       11,250
Notes payable to others, collateralized
  by real estate, 9% to 11%, due 1995 to
  2010, interest payable monthly or annually           3,645        4,594
8% secured promissory note, due 1995 to
  1997, interest payable quarterly                     1,945        2,917
Other                                                  1,399        1,436
                                                    --------     --------
    Subtotal                                         146,739      120,197
Less current portion                                  (4,063)      (4,107)
                                                    --------     --------
    Total                                           $142,676     $116,090
                                                    ========     ========

     The Indenture supporting the 9 3/4% senior subordinated notes ("Notes") contains certain covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, incur or guarantee debt, pay dividends, sell certain assets or subsidiary stock, engage in certain mergers, engage in certain transactions with affiliates or alter the Company's current line of business. At December 31, 1995, the Company was in compliance with these covenants. In addition, the Company is, subject to certain conditions, obligated to offer to purchase a portion of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, the Company will be required to offer to purchase all of the Notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At December 31, 1995, retained earnings available for dividends under the terms of the Indenture was approximately $13,137,000.

     In October 1995, the Company entered into a Credit Agreement with a group of banks under which $30,000,000 was borrowed pursuant to a three-year unsecured revolving term facility to provide financing for the purchase of the Bloomfield refinery. The principal balance is due in October 1998 and has a floating interest rate that is tied to various short-term indices. At December 31, 1995, this rate was approximately 7%. On November 6, 1995, $10,000,000 of this revolving term facility was prepaid from cash on hand.

     In addition, the Credit Agreement contains a three-year unsecured working capital facility to provide working capital and letters of credit in the ordinary course of business. The availability under this working capital facility is the lesser of (i) $40,000,000, or (ii) the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories as defined in the Credit Agreement. At December 31, 1995, the lesser amount was $40,000,000. This facility has a floating interest rate that is tied to various short-term indices. At December 31, 1995, this rate was approximately 8 1/2%. At December 31, 1995, direct borrowings under this arrangement were $11,000,000 and there were $16,948,000 of irrevocable letters of credit outstanding.

     The Company is required to pay a quarterly commitment fee based on the unused amount of each facility.

     The Credit Agreement contains certain covenants and restrictions which require the Company to, among other things, maintain a minimum consolidated net worth; minimum fixed charge coverage ratio; minimum funded debt to total capitalization percentage; and places limits on investments, prepayment of senior subordinated debt, guarantees, liens and restricted payments. At December 31, 1995, the Company was in compliance with these covenants. The Credit Agreement is guaranteed by substantially all of the Company's wholly-owned subsidiaries.

     The 10.91% senior unsecured note is due to an insurance company and the related agreement includes certain covenants, determined on a FIFO inventory basis, that require the Company to maintain a minimum net worth and working capital; places certain restrictions on, while not precluding, the purchase or redemption of the Company's capital stock, payment of dividends and payments of subordinated debt and interest; limits the dollar amount of new operating leases; and specifies certain conditions for new long-term debt obligations. At December 31, 1995, the Company was in compliance with these covenants. The remaining balance is payable in seven semi-annual installments of $1,250,000 through 1999.

     In 1995, 1994 and 1993, the Company's interest expense was reduced by approximately $242,000, $288,000 and $1,304,000, respectively, as a result of amortizing the proceeds received from a terminated interest rate swap agreement. At December 31, 1995, there were approximately $364,000 of deferred swap proceeds to be amortized over the remaining term of the 10.91% note.

     Aggregate annual maturities of long-term debt as of December 31, 1995 are: 1996 - $4,063,000; 1997 - $4,128,000; 1998 - $34,047,000;
1999 - $3,346,000; 2000 - $49,000; and all years thereafter -
$101,106,000.

NOTE 9--FINANCIAL INSTRUMENTS AND HEDGING ACTIVITY:

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

     The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                      December 31,
                                       ------------------------------------------
                                               1995                 1994
                                       --------------------  --------------------
                                       Carrying  Estimated   Carrying  Estimated
                                        Amount   Fair Value   Amount   Fair Value
                                       --------  ----------  --------  ----------
                                                  (In thousands)
Balance Sheet--Financial
  Instruments:
    Assets:
      Marketable securities                                  $ 35,631   $ 35,631
    Liabilities:
      Fixed rate long-term debt        $115,637   $103,582   $120,068   $106,854

     The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair values due to the short-term maturities of these instruments. Variable rate long-term debt instruments are estimated to approximate fair values as rates are tied to short-term indices.

MARKETABLE SECURITIES

     The fair value of marketable securities was determined based on quoted market prices from various brokers. (See Note 4 for further discussion.)

FIXED RATE LONG-TERM DEBT

     The fair value of fixed rate long-term debt was estimated by discounting future cash flows using rates estimated to be currently available for debt of similar terms and remaining maturities.

HEDGING ACTIVITIES

     The Company purchases crude oil futures contracts and options to reduce price volatility and to fix margins in its refining and marketing operations. In addition, the Company uses forward grain purchase contracts and options to reduce price volatility on and to secure grain supplies for its ethanol production operations. These contracts permit settlement by delivery of commodities and, therefore, are not financial instruments, as defined by SFAS No. 105. The Company uses these contracts in its hedging activities. At December 31, 1995, the Company's hedging activities had futures contracts maturing in 1996 covering 85,000 barrels of crude oil and options had been purchased on 240,000 barrels of crude oil. At December 31, 1994, the Company's hedging activities had futures contracts maturing in 1995 covering 168,000 barrels of crude oil and grain purchase contracts for approximately 190,000,000 pounds of grain, equating to approximately 90% of grain demand through September 1995. In addition, options had been purchased on approximately 58,000,000 pounds of the contracted grain commitment. The crude oil futures contracts qualify as hedges and any gains or losses resulting from market changes will be offset by losses or gains on the Company's hedging contracts. The crude oil options provide the Company downside protection on a portion of crude oil barrels in inventory in excess of current operating needs. The grain purchase contracts were forward purchase contracts and had the effect of fixing the Company's grain cost. The grain options purchased would have allowed the Company to participate in the market if grain prices dropped significantly. These options expired unexercised in 1995. Gains and losses on hedging contracts are deferred and reported as a component of the related transaction. Net deferred gains for the Company's petroleum hedging activities were approximately $116,000 and $17,000 at December 31, 1995 and 1994, respectively.

     The Company is exposed to loss in the event of nonperformance by the other parties to these contracts. However, the Company does not anticipate nonperformance by the counterparties.

NOTE 10--INCOME TAXES:

     The provision for income taxes is comprised of the following:

                                       Year Ended December 31,
                                  -------------------------------
                                   1995        1994        1993
                                  -------     -------     -------
                                           (In thousands)
Current:  Federal                 $ 1,140     $ 3,283     $ 8,264
          State                       866         385       1,582
Deferred: Federal                   1,438      (1,189)          5
          State                       194         129        (254)
                                  -------     -------     -------
                                  $ 3,638     $ 2,608     $ 9,597
                                  =======     =======     =======

     Income taxes paid in 1995, 1994 and 1993 were $0, $5,379,000 and $6,672,000, respectively.

     A reconciliation of the difference between the provision for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows:

                                       Year Ended December 31,
                                  -------------------------------
                                   1995        1994        1993
                                  -------     -------     -------
                                           (In thousands)
Income taxes at the statutory
   U.S. federal income tax rate   $ 3,980     $ 3,522     $ 9,498
Increase (decrease) in taxes
   resulting from:
   State taxes, net                   563         505       1,333
   Statutory rate change related
      to deferred income taxes                                461
   General business credits, net     (679)       (910)       (888)
   Federal tax credits from
      nonconventional fuel           (700)       (635)       (752)
   Other, net                         474         126         (55)
                                  -------     -------     -------
                                  $ 3,638     $ 2,608     $ 9,597
                                  =======     =======     =======

     Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes. The tax effected temporary differences and credit carryforwards which comprise deferred taxes are as follows:

                                      December 31, 1995                December 31, 1994
                                ------------------------------   -------------------------------
                                 Assets  Liabilities   Total      Assets  Liabilities   Total
                                -------  -----------  --------   -------  ------------  --------
                                        (In thousands)                   (In thousands)
Nondeductible accruals for
   uncollectible receivables    $   168               $    168    $   217               $    217
Insurance accruals                  597                    597        716                    716
Insurance settlements               106                    106        597                    597
Other nondeductible accruals        130                    130        382                    382
Other reserves                      616                    616
Inventory costs capitalized
   for income tax purposes          137                    137        323                    323
Nondeductible writedown of
   marketable securities                                              255                    255
Other                               391                    391
                                -------   --------    --------    -------   --------    --------
      Total current               2,145                  2,145      2,490                  2,490
                                -------   --------    --------    -------   --------    --------
Other nondeductible accruals        349                    349        528                    528
Other reserves                                                        638                    638
Restricted stock awards                   $    (28)        (28)             $   (179)       (179)
Operating lease                             (1,003)     (1,003)               (1,061)     (1,061)
Accelerated depreciation                   (19,953)    (19,953)              (19,163)    (19,163)
Other                                42       (979)       (937)       128         (8)        120
Tax credit carryforwards          8,708                  8,708      7,795                  7,795
                                -------   --------    --------    -------   --------    --------
      Total noncurrent            9,099    (21,963)    (12,864)     9,089    (20,411)    (11,322)
                                -------   --------    --------    -------   --------    --------
      Total                     $11,244   $(21,963)   $(10,719)   $11,579   $(20,411)   $ (8,832)
                                =======   ========    ========    =======   ========    ========

     At December 31, 1995, the Company had a minimum tax credit carryforward of approximately $5,438,000 available to offset future income taxes payable to the extent regular income taxes payable exceeds alternative minimum taxes payable. Minimum tax credits can be carried forward indefinitely.

     At December 31, 1995, the Company also had approximately $3,270,000 of general business credits available to offset future regular taxes payable. Pursuant to Federal income tax law, these carryover credits must be used before any minimum tax credit carry-forward can be used. Of the total general business credit available, $885,000 will expire in 2008, $1,341,000 will expire in 2009, and
$1,044,000 will expire in 2010.

NOTE 11--EMPLOYEE STOCK OWNERSHIP PLAN:

     The Company and its subsidiaries have an Employee Stock Ownership Plan ("ESOP") which is a noncontributory defined contribution plan established primarily to acquire shares of the Company's common stock for the benefit of all eligible employees.
The ESOP's assets included 1,435,965 and 1,534,878 shares of the Company's common stock at December 31, 1995 and 1994, respectively. At December 31, 1995, all shares had been allocated to the participants. At December 31, 1994, 1,460,322 shares had been allocated to the participants and 74,556 shares remained unallocated. Shares are allocated to participants when principal payments are made on the loan discussed below. Allocations to participant accounts are made on a formula based on the ratio that each participant's compensation, during the Plan year, bears to the compensation of all such participants. The Company treats all ESOP shares as outstanding for earnings per share purposes.

     The ESOP originally borrowed $6,500,000 from a bank and purchased shares of the Company's common stock from existing shareholders. The loan was purchased by the Company from the bank in 1993. In 1995, the $514,000 balance remaining on the loan obligation was paid by the ESOP. The loan obligation had an interest rate equal to 80% of the prime rate. The loan obligation was considered unearned employee benefit expense and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned benefit expense were reduced by the amount of any loan repayments made by the ESOP. Contributions to the ESOP are made at the discretion of the Board of Directors. The Company made contributions of $900,000, $900,000 and $889,000 to the ESOP for 1995, 1994 and 1993, respectively.

NOTE 12--STOCK INCENTIVE PLAN:

     The Company established the 1989 Stock Incentive Plan under which 500,000 shares of the Company's common stock were authorized to be issued to deserving employees in the form of options and/or restricted stock. The Plan is administered by the Compensation Committee of the Board of Directors.

     The following summarizes stock option transactions under this plan:

                                            Number of        Option
Options outstanding at                       Shares          Prices
----------------------                      ---------        ------
January 1, 1993                             252,142      $5.25 to 10.63
   Granted                                  113,500                7.75
   Forfeited                                (57,085)      8.96 to 10.63
   Exercised                                 (3,700)      5.25 to 10.63
                                            -------
December 31, 1993                           304,857       5.25 to 10.63
   Granted                                   10,000       9.25 to 10.38
   Forfeited                                 (2,000)               5.25
   Exercised                                   (500)               5.25
                                            -------
December 31, 1994                           312,357       5.25 to 10.63
   Forfeited                                 (5,000)               7.75
   Exercised                                 (1,000)               7.75
                                            -------
December 31, 1995                           306,357      $5.25 to 10.63
                                            =======
Options exercisable at December 31:
   1995                                     222,973      $5.25 to 10.63
   1994                                     154,481       5.25 to 10.63
   1993                                      85,503       5.25 to 10.63

     In 1990, an additional 29,500 shares of restricted stock were granted under this plan of which 8,572 were forfeited in 1993 and 1,286 in 1994.

     At December 31, 1995, there were 168,801 shares available for future grants.

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

NOTE 13--401(k) PLAN:

     In 1993, the Company adopted a 401(k) retirement plan for its employees. This plan complements the Company's Employee Stock Ownership Plan by allowing the employees to invest on a pre-tax basis in non-Giant stock investments thus diversifying their retirement portfolios. For the years ended December 31, 1995, 1994 and 1993, the Company had expensed $188,000, $189,000 and $109,000, respectively, for matching contributions under this plan.

NOTE 14--INTEREST, OPERATING LEASES AND RENT EXPENSE:

     Interest paid and capitalized for 1995 was $11,833,000 and $190,000, for 1994 was $11,644,000 and $0, and for 1993 was
$4,711,000 and $249,000, respectively.

     The Company is committed to annual minimum rentals under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1995 as follows:

                                        Land, building, machinery
                                          and equipment leases
                                             (In thousands)
                                        -------------------------
1996                                              $  516
1997                                                 501
1998                                                 470
1999                                                 464
2000                                                 415
Later years                                           58
                                                  ------
     Total minimum payments required              $2,424
                                                  ======

     Total rent expense was $1,982,000, $1,890,000 and $1,584,000 for 1995, 1994 and 1993, respectively.

NOTE 15--COMMITMENTS AND CONTINGENCIES:

     The Company and certain subsidiaries are defendants to various legal actions. Certain of these pending legal actions involve or may involve compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided adversely. Although the amount of liability at December 31, 1995 with respect to these matters is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial condition or results of operations.

     Federal, state and local laws and regulations relating to health and the environment affect nearly all of the operations of the Company. As is the case with all companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits involving environmental matters. These matters include soil and water contamination, air pollution and personal injuries or property damage allegedly caused by substances manufactured, handled, used, released or disposed of by the Company. Future expenditures related to health and environmental matters cannot be reasonably quantified in many circumstances due to the speculative nature of remediation and clean-up cost estimates and methods, the imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, various defenses which may be available to the Company and changing environmental laws and interpretations of environmental laws.

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

     In 1994, the Company established an environmental liability accrual for approximately $1,400,000 relating to ongoing environmental projects, including the remediation of a hydrocarbon plume at the Company's Farmington refinery. In late 1994, the Company accrued an additional $250,000 relating to hydrocarbon contamination on 5.5 acres the Company owns in Bloomfield, New Mexico. At
December 31, 1995, the balance of the accrual was approximately $1,100,000, recorded in the current and long-term sections of the Company's consolidated balance sheet.

     The Company has received several tax notifications and assessments from the Navajo Tribe relating to crude oil and natural gas removed from properties located outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1,800,000 severance tax assessment issued to Giant
Arizona in November 1991. The Company has invoked its appeal rights with the Tribe's Tax Commission in connection with this assessment and intends to oppose the assessment. It is the Company's understanding that these appeals will be held in abeyance pending further judicial clarification of the Tribe's taxing authority by means of litigation involving other companies. It is possible, however, that the Company's assessments will have to be litigated by the Company before final resolution. The Company may receive further tax assessments before judicial resolution of the Tribe's taxing authority.

NOTE 16--QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                      Year Ended December 31, 1995
                                                 --------------------------------------
                                                                Quarter
                                                 --------------------------------------
                                                  First    Second     Third     Fourth(1)
                                                 -------   -------   -------   --------
                                                  (In thousands except per share data)
Continuing Operations:
  Net revenues                                   $69,562   $80,590   $78,400   $104,336
  Cost of products sold                           49,357    56,497    53,719     74,698
                                                 -------   -------   -------   --------
  Gross margin                                    20,205    24,093    24,681     29,638
                                                 -------   -------   -------   --------
  Operating expenses                              12,115    12,255    13,120     14,366
  Depreciation and amortization                    3,056     3,307     2,986      3,996
  Selling, general and administrative expenses     2,842     3,365     3,333      3,238
  Net earnings                                       112     2,093     1,968      3,560
  Net earnings per common share                  $  0.01   $  0.18   $  0.17   $   0.32

Discontinued Operations:
  Net earnings                                   $    35   $    59   $    10   $     39
  Net earnings per common share                            $  0.01

(1) Fourth quarter 1995 includes the results of operations of the Bloomfield refinery which was acquired on October 4, 1995.


                                                      Year Ended December 31, 1994
                                                 --------------------------------------
                                                                Quarter
                                                 --------------------------------------
                                                  First    Second     Third     Fourth
                                                 -------   -------   -------   --------
                                                  (In thousands except per share data)
Continuing Operations:
  Net revenues                                   $63,202   $73,831   $76,760   $ 77,830
  Cost of products sold                           41,195    47,554    53,940     52,800
                                                 -------   -------   -------   --------
  Gross margin                                    22,007    26,277    22,820     25,030
                                                 -------   -------   -------   --------
  Operating expenses                              12,124    12,537    13,759     13,403
  Depreciation and amortization                    3,028     3,103     3,047      3,068
  Selling, general and administrative expenses     2,209     3,545     3,124      3,052
  Net earnings                                     1,667     3,112       287      2,389
  Net earnings per common share                  $  0.14   $  0.25   $  0.02   $   0.20

Discontinued Operations:
  Net earnings (loss)                            $  (255)  $  (155)  $(2,540)  $     16
  Net loss per common share                      $ (0.02)  $ (0.01)  $ (0.21)

NOTE 17--SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS
PRODUCING ACTIVITIES (UNAUDITED):

     The following is historical information relating to the Company's oil and gas business which has been recorded as a discontinued operation.

     Excluded from amounts subject to amortization as of December 31, 1995 and 1994 are $1,004,000 and $1,551,000, respectively, of costs associated with unevaluated properties.

COSTS EXCLUDED FROM AMORTIZATION

                            Year Costs Incurred            Excluded
                       -----------------------------       Costs at
                       Prior                             December 31,
                       Years   1993    1994     1995        1995
                       -----   ----    ----     ----     ------------
                                      (In thousands)
Property acquisition   $336    $327    $357     $(16)       $1,004
                       ====    ====    ====     =====       ======

CAPITALIZED COSTS

     The Company's net investment in oil and gas properties was as follows:

                                                        December 31,
                                                    -------------------
                                                     1995        1994
                                                    -------     -------
                                                       (In thousands)
Capitalized costs:
  Proved properties                                 $90,256     $78,388
  Unproved properties                                 1,004       1,551
                                                    -------     -------
                                                     91,260      79,939
Less accumulated depreciation, depletion
  and amortization                                   59,910      56,919
                                                    -------     -------
Net capitalized costs                               $31,350     $23,020
                                                    =======     =======

     During 1994, the Company recognized a non-cash writedown of its oil and gas properties of $3,395,000 for the excess of net capitalized costs over the estimated present value of net future cash inflows.
This writedown was recorded as an increase to accumulated depreciation, depletion and amortization.

COSTS INCURRED

     Costs incurred (exclusive of general support facilities) in oil and gas exploration activities (all in the United States) were as follows:

                                     Year Ended December 31,
                                -------------------------------
                                  1995        1994       1993
                                -------      ------      ------
                                         (In thousands)
Property acquisition costs:
  Proved properties             $ 5,192      $  326      $   87
  Unproved properties               (16)        357         327
                                -------      ------      ------
         Subtotal                 5,176         683         414
Development costs                 6,095       2,759       3,211
Exploration costs                   251         123         290
                                -------      ------      ------
         Total                  $11,522      $3,565      $3,915
                                =======      ======      ======

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

     The following schedules set forth the Company's net proved and proved developed oil and gas reserves, as determined by independent consultants, along with a summary of the changes in the quantities of net proved reserves:

                                                 Oil            Gas
                                             (Thousands      (Millions
                                            of  barrels)  of cubic feet)
                                            ------------  --------------
Proved Reserves:
     At January 1, 1993                         3,285          15,943
Revisions of previous estimates                (1,036)         (2,748)
Extension, discoveries and other additions        234           1,284
Production                                       (287)         (1,481)
                                               ------          ------
     At December 31, 1993                       2,196          12,998
                                               ------          ------
Revisions of previous estimates                   151            (187)
Extension, discoveries and other additions        135             404
Production                                       (267)         (1,355)
                                               ------          ------
     At December 31, 1994                       2,215          11,860
                                               ------          ------
Revisions of previous estimates                   (44)          3,018
Extension, discoveries and other additions      1,254           1,315
Purchase of minerals in place                   1,936             658
Production                                       (401)         (1,587)
                                               ------          ------
     At December 31, 1995                       4,960          15,264
                                               ======          ======

     Downward revisions in prior years were due to unsuccessful drilling efforts, reduced well economic productivity and limitations in drilling for the replacement of reserves. Current year upward revisions are due to recompletions, workovers and improved well performance. In 1992, the Company sold a volume of reserves equal to approximately 50% of its then working interest in certain proved developed natural gas reserves along with a portion of the associated gathering system. The purchase and sale agreement associated with that transaction contains a provision whereby the ownership interest in the subject reserves is adjusted annually at December 31, 1993 through 1996, based on year end reserve reports, so that the buyer receives a cumulative working interest estimated for the life of the reserves equal to the reserve volume purchased. In 1995 and 1994, there were positive gas revisions of 279 and 1,018 million cubic feet, respectively. In 1993, there was a negative gas revision of approximately 1,159 million cubic feet.

                                                   Oil             Gas
                                               (Thousands       (Millions
                                              of  barrels)   of cubic feet)
                                              ------------  --------------
Proved developed reserves included in above:
  At December 31, 1993                            1,855           8,225
  At December 31, 1994                            1,884           9,269
  At December 31, 1995                            3,919          12,618


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

     Under the Standardized Measure, future cash inflows were estimated by applying year end prices, adjusted for fixed and determinable escalations, to the estimated future production of year end proved reserves. Prices tend to be volatile and have increased slightly for natural gas and decreased somewhat for crude oil since year end. Future cash inflows were reduced by estimated future production and development costs to determine pre-tax cash inflows. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the Company's tax basis in the associated proved oil and gas properties. Tax credits, including the federal coal seam gas credit, and permanent differences were also considered in the future income tax calculation. Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.

     Set forth below is the Standardized Measure relating to proved oil and gas reserves:

                                            Year Ended December 31,
                                      --------------------------------
                                        1995        1994        1993
                                      --------    --------    --------
                                               (In thousands)
Future cash inflows                   $108,301    $ 54,061    $ 56,958
Future production and
  development costs                    (59,130)    (24,515)    (23,722)
                                      --------    --------    --------
Future net cash flows
  before income taxes                   49,171      29,546      33,236
10% annual discount for estimated
  timing of cash flows                 (19,591)    (10,588)    (12,589)
                                      --------    --------    --------
Discounted future net cash
  flows before income taxes             29,580      18,958      20,647
Income taxes (discounted)               (3,412)                   (915)
                                      --------    --------    --------
Standardized measure of
  discounted future net cash flows    $ 26,168    $ 18,958    $ 19,732
                                      ========    ========    ========

     Changes in the Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves for 1995, 1994 and 1993:

                                                         Year Ended December 31,
                                                    ------------------------------
                                                      1995        1994       1993
                                                    --------    --------  --------
                                                             (In thousands)
Sales of oil and gas produced, net of
  production costs                                   $(5,459)  $(3,416)   $ (4,496)
Net changes in prices and production costs
  relating to future production                       (2,889)   (4,368)    (10,758)
Extensions, discoveries and improved recovery          6,691       970       2,331
Development costs incurred during the period           6,095     2,759       3,211
Changes in estimated future development costs         (5,196)      133      (2,459)
Revisions in previous quantity estimates               2,063       644     (10,031)
Net changes due to purchases of minerals in place      9,188
Accretion of discount                                  1,896     1,973       3,194
Net changes in income taxes                           (3,412)      915       4,797
Other                                                 (1,767)     (384)      2,006
                                                     -------   -------    --------
Net increase (decrease)                                7,210      (774)    (12,205)
Beginning of year                                     18,958    19,732      31,937
                                                     -------   -------    --------
End of year                                          $26,168   $18,958    $ 19,732
                                                     =======   =======    ========

     Results of operations for exploration and production activities (all in the United States):

                                          Year Ended December 31,
                                      -------------------------------
                                        1995        1994        1993
                                      --------    --------   --------
                                               (In thousands)
Revenues                               $ 8,363    $ 5,959    $  7,409
Production costs and
  other expenses                        (4,791)    (4,055)     (4,776)
Reduction of carrying value
  of crude oil and natural
  gas properties                                   (3,395)    (15,511)
Depreciation, depletion
  and amortization                      (3,275)    (2,794)     (4,222)
                                       -------    -------    --------
                                           297     (4,285)    (17,100)
Income tax (expense) benefit              (154)     1,351       5,825
                                       -------    -------    --------
Results of operations for
  producing activities (excluding
  corporate overhead
  and interest expense)                $   143    $(2,934)   $(11,275)
                                       =======    =======    ========

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.

     Not applicable.

                         PART III

     Certain information required by Part III is omitted from this Report by virtue of the fact that the Registrant will file with the Securities and Exchange Commission a definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 16, 1996 pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information to be included therein is incorporated herein by reference. The Company expects to disseminate the Proxy Statement to stockholders on or about March 29, 1996.

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

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a)(1) The following financial statements are included in Item 8:

          (i)   Independent Auditors' Report

          (ii)  Consolidated Balance Sheets - December 31, 1995
                and 1994

          (iii) Consolidated Statements of Earnings - Years ended December 31, 1995, 1994 and 1993

          (iv)  Consolidated Statements of Stockholders' Equity
                - Years ended December 31, 1995, 1994 and 1993

          (v) Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993

          (vi)  Notes to Consolidated Financial Statements

        (2) Financial Statement Schedule. The following financial statement schedule of Giant Industries, Inc. for the years ended December 31, 1995, 1994 and 1993 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Giant Industries, Inc.

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

      (b) Reports on Form 8-K. Report on Form 8-K dated October 18, 1995, with respect to the Company's acquisition of the Bloomfield refinery, including for Bloomfield Refining Company unaudited financial statements as of June 30, 1995 and audited financial statements for the three years ended December 31, 1994, and for the Company an unaudited pro forma combined condensed balance sheet as of June 30, 1995, and unaudited pro forma combined condensed statements of earnings for the six months ended June 30, 1995 and for the year ended December 31, 1994.

                                SIGNATURES

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

March 28, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/  James E. Acridge
---------------------------------------
James E. Acridge, Chairman of the Board,
President, Chief Executive Officer
and Director

March 28, 1996


/s/  A. Wayne Davenport
---------------------------------------
A. Wayne Davenport
Vice President and Chief Financial Officer
(Principal Financial Officer and
Prinicipal Accounting Officer)

March 28, 1996


/s/  Fredric L. Holliger
---------------------------------------
Fredric L. Holliger, Executive Vice President,
Chief Operating Officer and Director.

March 28, 1996

/s/  F. Michael Geddes
---------------------------------------
F. Michael Geddes, Director

March 28, 1996


/s/  George C. Hixon
---------------------------------------
George C. Hixon, Director

March 28, 1996


/s/  Harry S. Howard, Jr.
---------------------------------------
Harry S. Howard, Jr., Director

March 28, 1996


/s/  Richard T. Kalen, Jr.
---------------------------------------
Richard T. Kalen, Jr., Director

March 28, 1996

                  INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Giant Industries, Inc.
Scottsdale, Arizona


We have audited the consolidated financial statements of Giant Industries, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated March 4, 1996; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 4, 1996

                                                                                     SCHEDULE II
                                GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                   Valuation and Qualifying Accounts
                                  Three years ended December 31, 1995
                                            (In thousands)

                                                        Charged
                                      Balance at      (credited)                        Balance
                                       beginning       to costs                         at end
                                       of period     and expenses       Deduction(b)   of period
                                      ----------     ------------       ---------      ---------
Year ended December 31, 1995:
   Allowance for doubtful accounts       $546           $(82)(a)         $ (40)          $424
                                         ====           ====             =====           ====

Year ended December 31, 1994:
   Allowance for doubtful accounts       $429           $167             $ (50)          $546
                                         ====           ====             =====           ====

Year ended December 31, 1993:
   Allowance for doubtful accounts       $415           $133             $(119)          $429
                                         ====           ====             =====           ====


(a)Includes an adjustment of $162,000 credited to costs and expenses to revise the Company's estimated Allowance for Doubtful Accounts.

(b)Deductions are specific trade accounts determined to be uncollectible.


                                                S-2
/TABLE

                       GIANT INDUSTRIES, INC.
                     ANNUAL REPORT ON FORM 10-K
                    YEAR ENDED DECEMBER 31, 1995

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

     Form S-3--Refers to the Form S-3 Registration Statement under the Securities Act of 1933 as filed September 22, 1993, File No. 33-69252.

Exhibit No.                      Description
-----------                      -----------
 2.1* Purchase and Sale Agreement, dated August 8, 1995, among Bloomfield Refining Company and Gary-Williams Energy Corporation, as Sellers, and Giant Industries Arizona, Inc., as Buyer. Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K for the period October 4, 1995, File No. 1-10398.

 2.2 First Amendment, dated September 29, 1995, to Purchase and Sale Agreement, dated August 8, 1995, among Bloomfield Refining Company and Gary-Williams Energy Corporation, as Sellers, and Giant Industries Arizona, Inc. as Buyer. Incorporated by reference to Exhibit 2.2 to the Company's Report on Form 8-K for the period October 4, 1995, File No. 1-10398.

 2.3 Second Amendment, dated October 2, 1995, to Purchase and Sale Agreement, dated August 8, 1995, among Bloomfield Refining Company and Gary-Williams Energy Corporation, as Sellers, and Giant Industries Arizona, Inc. as Buyer. Incorporated by reference to Exhibit 2.3 to the Company's Report on Form 8-K for the period October 4, 1995, File No. 1-10398.

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

 3.9 Articles of Incorporation of Giant Stop-N-Go of New Mexico, Inc. Incorporated by reference to Exhibit 3.9 to Form S-3.

 3.10 Bylaws of Giant Stop-N-Go of New Mexico, Inc. Incorporated by reference to Exhibit 3.10 to Form S-3.

 3.11     Articles of Incorporation of Giant Four Corners, Inc.
          Incorporated by reference to Exhibit 3.11 to Form S-3.

 3.12     Bylaws of Giant Four Corners, Inc.   Incorporated by
          reference to Exhibit 3.12 to Form S-3.

 3.13     Articles of Incorporation of Giant Mid-Continent, Inc.
          Incorporated by reference to Exhibit 3.13 to the Company's Report on Form 10-K for fiscal year ended December 31, 1994, File No. 1-10398.

 3.14 Bylaws of Giant Mid-Continent, Inc. Incorporated by reference to Exhibit 3.14 to the Company's Report on Form 10-K for fiscal year ended December 31, 1994, File No.
          1-10398.

 3.15**   Articles of Incorporation of San Juan Refining Company.

 3.16**   Bylaws of San Juan Refining Company.

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

 4.2 Letter Amendment No. 1, dated December 31, 1994, to Amended and Restated Note Agreement, dated September 30, 1993, among Prudential, Pruco, the Company and Giant Arizona. Incorporated by reference to Exhibit 4.2 to the Company's Report on Form 10-K for fiscal year ended December 31, 1994, File No. 1-10398.

 4.3 Letter Amendment No. 2, dated May 9, 1995, to Amended and Restated Note Agreement, dated September 30, 1993, among Prudential, Pruco, the Company and Giant Arizona. Incorporated by reference to Exhibit 4 to the Company's Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-10398.

 4.4 Indenture, dated as of November 29, 1993 among the Company, as Issuer, the Subsidiary Guarantors, as guarantors, and NBD Bank, National Association, as Trustee, relating to $100,000,000 of 9 3/4% Senior Subordinated Notes due 2003. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 29, 1993, File No. 1-10398.

 4.5 Credit Agreement, dated October 4, 1995, among Giant Industries, Inc., as Borrower, Giant Industries Arizona, Inc., Ciniza Production Company, San Juan Refining Company, Giant Exploration & Production Company and Giant Four Corners, Inc., as Guarantors and Bank of America National Trust and Savings Association, as Agent, Bank of America Illinois, as a Bank and as Letter of Credit Issuing Bank and the Other Financial Institutions Parties hereto. Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K for the period October 4, 1995,
          File No. 1-10398.

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

 10.26*   Sales Agreement, dated February 10, 1989, between Giant
          Arizona and Conoco Inc. Incorporated by reference to Exhibit
          10.48 to Amendment No. 2.

 10.27* Crude Oil and Condensate Sales and Purchase Agreement, dated August 1, 1994, between Meridian Oil Trading Inc. (Seller) and Giant Refining Company, a division of Giant Industries Arizona, Inc. (Buyer). Incorporated by reference to Exhibit
          10.27 to the Company's Report on Form 10-K for fiscal year ended December 31, 1994, File No. 1-10398.

 10.28* Natural Gas Liquids Sales and Purchase Agreement, dated October 27, 1994, between Meridian Oil Hydrocarbons Inc.
          and Giant Refining Company, a division of Giant Industries Arizona, Inc. Incorporated by reference to Exhibit 10.28 to the Company's Report on Form 10-K for fiscal year ended December 31, 1994, File No. 1-10398.

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

 11.1**   Statement regarding computation of earnings per share.

 18.1     Letter regarding change in accounting principles.
          Incorporated by reference to Exhibit 18.1 of the Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1990, File No. 1-10398.

21.1**    Subsidiaries of the Company.

23.1**    Consent of Malkewicz Hueni Associates, Inc.

23.2**    Consent of LaRoche, Swindell & Associates.

23.3** Consent of Deloitte & Touche LLP to incorporate reports in previously filed Registration Statement.

27  **    Financial Data Schedule.

99.1** Information required by Rule 15d-21 under the Securities Act of 1934 for the year ended December 31, 1995 for the Giant Industries, Inc. and Affiliated Companies Employee Stock Ownership Plan.

  *Certain information contained in these documents has been afforded confidential treatment.
 **Filed herewith.