Form 10-Q
period 1996-03-31
GIANT INDUSTRIES INC
filed 1996-05-15
CIK 856465

                       FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the transition period _______ to _______.

     For Quarter Ended March 31, 1996     Commission File Number:
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

                   Yes [X]    No [ ]

Number of Common Shares outstanding at April 30, 1996: 11,261,118 shares.

             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets
          March 31, 1996 (Unaudited) and December 31, 1995

          Condensed Consolidated Statements of Earnings
          (Unaudited) Three Months Ended March 31, 1996 and 1995

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) Three Months Ended March 31, 1996 and 1995

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

Item 6  - Exhibits and Reports on Form 8-K

SIGNATURE

                                 PART I
                         FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                          March 31, 1996   December 31, 1995
                                          --------------   -----------------
                                           (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                  $     470        $   9,549
  Accounts receivable, net                      26,078           24,025
  Inventories                                   50,449           42,581
  Prepaid expenses and other                     5,767            3,880
  Net assets of discontinued operations         26,770           26,689
  Deferred income taxes                          2,070            2,145
                                             ---------        ---------
     Total current assets                      111,604          108,869
                                             ---------        ---------
Property, plant and equipment                  294,291          292,919
  Less accumulated depreciation
    and amortization                           (97,066)         (94,357)
                                             ---------        ---------
                                               197,225          198,562
                                             ---------        ---------
Other assets                                    17,086           17,431
                                             ---------        ---------
                                             $ 325,915        $ 324,862
                                             =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt          $   5,264        $   4,063
  Accounts payable                              35,498           34,162
  Accrued expenses                              20,847           20,316
                                             ---------        ---------
     Total current liabilities                  61,609           58,541
                                             ---------        ---------
Long-term debt, net of current portion         138,603          142,676
Deferred income taxes                           13,130           12,864
Other liabilities                                  922            1,049
Common stockholders' equity                    111,651          109,732
                                             ---------        ---------
                                             $ 325,915        $ 324,862
                                             =========        =========

See accompanying notes to condensed consolidated financial statements.

                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)
              (In thousands except shares and per share data)

                                                                   Three Months Ended
                                                                        March 31,
                                                             ------------------------------
                                                                1996               1995
                                                             -----------        -----------
Net revenues                                                 $   104,100        $    69,562
Cost of products sold                                             73,960             49,357
                                                             -----------        -----------
Gross margin                                                      30,140             20,205
Operating expenses                                                15,408             12,115
Depreciation and amortization                                      4,096              3,056
Selling, general and administrative expenses                       3,595              2,842
                                                             -----------        -----------
Operating income                                                   7,041              2,192
Interest expense, net                                              3,366              2,047
                                                             -----------        -----------
Earnings from continuing operations before income taxes            3,675                145
Provision for income taxes                                         1,350                 33
                                                             -----------        -----------
Earnings from continuing operations                                2,325                112
Earnings from discontinued operations, net                            79                 35
                                                             -----------        -----------
Net earnings                                                 $     2,404        $       147
                                                             ===========        ===========
Earnings per common share:
    Continuing operations                                    $      0.21        $      0.01
    Discontinued operations                                            -                  -
                                                             -----------        -----------
    Net earnings                                             $      0.21        $      0.01
                                                             ===========        ===========
Weighted average number of shares outstanding                 11,251,386         11,810,573
                                                             ===========        ===========

See accompanying notes to condensed consolidated financial statements.

                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (In thousands)
                                                                   Three Months Ended
                                                                        March 31,
                                                                  -------------------
                                                                   1996         1995
                                                                  -------     -------
Cash flows from continuing operating activities:
  Net earnings                                                    $ 2,404     $   147
  Adjustments to reconcile net earnings to net cash (used)
    provided by continuing operating activities:
      Earnings from discontinued operations                           (79)        (35)
      Depreciation and amortization                                 4,096       3,056
      Deferred income taxes                                           341         122
      Restricted stock award compensation                              38         116
      Decrease in other non-current liabilities                      (127)        (91)
      Other                                                           (89)         43
      Changes in operating assets and liabilities:
        (Increase) decrease in receivables                         (1,847)      2,670
        Increase in inventories                                    (7,868)     (1,987)
        (Increase) decrease in prepaid expenses and other          (1,887)        379
        Increase (decrease) in accounts payable                     1,336      (2,170)
        Increase (decrease) in accrued expenses                       562        (132)
                                                                  -------     -------
Net cash (used) provided by continuing operating activities        (3,120)      2,118
                                                                  -------     -------
Cash flows from investing activities:
  Purchases of property, plant and equipment and other assets      (4,920)     (3,825)
  Proceeds from sale of property, plant and equipment               2,389       1,062
  Proceeds from sales and maturities of marketable securities                   6,707
  Net change in assets of discontinued operations                      (2)     (2,996)
                                                                  -------     -------
Net cash (used) provided by investing activities                   (2,533)        948
                                                                  -------     -------
Cash flows from financing activities:
  Payments of long-term debt                                       (2,872)     (2,372)
  Purchase of treasury stock                                                   (2,293)
  Payment of dividends                                               (594)       (593)
  Proceeds from exercise of stock options                              40
                                                                  -------     -------
Net cash used by financing activities                              (3,426)     (5,258)
                                                                  -------     -------
Net decrease in cash and cash equivalents                          (9,079)     (2,192)
Cash and cash equivalents:
  Beginning of period                                               9,549      12,860
                                                                  -------     -------
  End of period                                                   $   470     $10,668
                                                                  =======     =======

See accompanying notes to condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Certain reclassifications have been made to the March 31, 1995 financial statements to conform to the statement classifications used in the 1996 period relating to the classification of the exploration and production business as discontinued operations.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company adopted this standard in the first quarter of 1996 and based on an evaluation of its operations in accordance with the criteria specified in the standard, determined that there was no current impact on the Company's financial position or results of operations.

NOTE 2 - PRO FORMA FINANCIAL INFORMATION:

     On October 4, 1995, the Company, completed the purchase of the Bloomfield Refinery along with related pipeline and transportation assets from Gary-Williams Energy Co. and its wholly-owned subsidiary, Bloomfield Refining Company ("BRC").

     The following Statements of Earnings compare the consolidated results of Giant Industries, Inc. ("Giant"), including the results of the Bloomfield Refinery, for the three months ended March 31, 1996 with the pro forma combined condensed statement of earnings of the Company and BRC ("Pro Forma") for the three months ended March 31, 1995. The pro forma statement includes the results of operations of the Company and BRC, along with adjustments which give effect to events that are directly attributable to the transaction and which are expected to have a continuing impact. The information assumes the transaction was consummated as of the beginning of the period presented.

     The unaudited pro forma combined condensed financial information does not purport to represent the results of operations that actually would have resulted had the purchase occurred on the date specified, nor should it be taken as indicative of the future results of operations.

                             STATEMENTS OF EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                 (In thousands except shares and per share data)
                                  (Unaudited)

                                                             Giant      Pro Forma
                                                             1996         1995
                                                          ----------   ----------
Net revenues                                              $  104,100   $   99,231
Cost of products sold                                         73,960       71,424
                                                          ----------   ----------
Gross margin                                                  30,140       27,807
Operating expenses                                            15,408       15,166
Depreciation and amortization                                  4,096        3,744
Selling, general and administrative expenses                   3,595        3,491
                                                          ----------   ----------
Operating income                                               7,041        5,406
Interest expense, net                                          3,366        3,034
                                                          ----------   ----------
Earnings from continuing operations before income taxes        3,675        2,372
Provision for income taxes                                     1,350          900
                                                          ----------   ----------
Earnings from continuing operations                       $    2,325   $    1,472
                                                          ==========   ==========
Earnings per common share                                 $     0.21   $     0.12
                                                          ==========   ==========
Weighted average number of shares outstanding             11,251,386   11,810,573
                                                          ==========   ==========

NOTE 3 - DISCONTINUED OPERATIONS

     In early 1996, the Company approved a plan of disposition of its exploration and production operations. The decision was based upon management's review of the prospects for this operation, which indicated that substantial new capital would be necessary to further develop this business and reach an acceptable level of profitability and integration. The Company expects to complete a sale by mid-1996. Based on current information, the Company does not expect to incur a loss on the disposal of the segment.

     The summarized balance sheet of the exploration and production segment was as follows:

                                                       March 31,    December 31,
                                                         1996           1995
                                                       --------     ------------
                                                             (In thousands)
Assets:
  Current assets                                       $   877        $ 1,489
  Oil and gas properties, plant and equipment, net      32,158         33,140
  Other assets                                             373            373
                                                       -------        -------
    Total assets                                        33,408         35,002
                                                       -------        -------
Liabilities:
  Current liabilities                                      321          1,996
  Deferred taxes and other liabilities                   6,317          6,317
                                                       -------        -------
    Total liabilities                                    6,638          8,313
                                                       -------        -------
    Net assets of discontinued operations              $26,770        $26,689
                                                       =======        =======

     The following is a summary of the operating results of the exploration and production operations for the three months ended March 31:

                                                        1996      1995
                                                       ------    ------
                                                         (In thousands)
Net revenues                                           $2,494    $1,906
Operating costs and expenses                            2,353     1,833
                                                       ------    ------
                                                          141        73
Provision for income taxes(1)                              62        38
                                                       ------    ------
Net earnings from discontinued operations              $   79    $   35
                                                       ======    ======

(1) Coal seam gas tax credits generated from these operations, which could not be used on a separate return basis, have been allocated to continuing operations based on the Company's tax sharing arrangement.

NOTE 4 - INVENTORIES:

                                                (In thousands)
                                        March 31, 1996   December 31, 1995
                                        --------------   -----------------
Inventories consist of the following:
First-in, first-out ("FIFO") method:
  Crude oil                               $22,108            $15,465
  Refined products                         19,198             17,605
  Refinery and shop supplies                6,787              6,871
Retail method:
  Merchandise                               2,603              2,721
                                          -------            -------
                                           50,696             42,662
Allowance for last-in, first-out
  ("LIFO") method                            (247)               (81)
                                          -------            -------
                                          $50,449            $42,581
                                          =======            =======
/TABLE

NOTE 5 - LONG-TERM DEBT:

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

NOTE 6 - CONTINGENCIES:

     The Company and certain subsidiaries are defendants to various legal actions. Certain of these pending legal actions involve or may involve compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided adversely. Although the amount of liability at March 31, 1996 with respect to these matters is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial condition or results of operations.

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

     The Company has established an environmental liability accrual for approximately $1,000,000 relating to ongoing environmental projects, including the remediation of a hydrocarbon plume at the Company's Farmington refinery and hydrocarbon contamination on 5.5 acres the Company owns in Bloomfield, New Mexico. The accrual is recorded in the current and long-term sections of the Company's consolidated balance sheet. In addition, the Company assumed certain environmental obligations related to the acquisition of the Bloomfield Refinery and is in the process of gathering and analyzing information in order to establish an environmental reserve. Such reserve, which the Company does not believe will be material, will be recorded as additional purchase price and allocated to the assets acquired.

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

RESULTS OF OPERATIONS

Earnings  Before Income Taxes
- -----------------------------
     Earnings from continuing operations before income taxes were $3.7 million for the three months ended March 31, 1996, an increase of approximately $3.5 million from $145,000 for the three months ended March 31, 1995. The increase is primarily the result of the acquisition of the Bloomfield Refinery and an increase in Ciniza Refinery average margins. These increases were partially offset by increases in operating and administrative costs.

Revenues
- --------
     Revenues for the three months ended March 31, 1996, increased $34.5 million or 50% to $104.1 million from $69.6 million in the comparable 1995 period. Finished product sales of $29.1 million from the Bloomfield Refinery accounts for approximately 84% of the increase. In addition, an 11% increase in Ciniza Refinery weighted average selling prices and a 15% increase in service station merchandise sales contributed to increased revenues. Offsetting these increases was a decline in third party sales from the Company's ethanol plant due to a temporary suspension of operations and a slight decline in Ciniza Refinery finished product sales volumes.

     The increase in service station merchandise sales is the result of increased same store sales and an increase in sales from five new or reopened units over the sales of ten units that have been disposed of.

Cost of Products Sold
- ---------------------
     For the three months ended March 31, 1996, cost of products sold increased $24.6 million or 50% to $74.0 million from $49.4 million for the corresponding 1995 period. Cost of products sold of $21.9 million relating to the Bloomfield Refinery accounts for approximately 89% of the increase. Also contributing to increased costs was a 6% increase in average crude oil costs and a 17% increase in the cost of merchandise sales from the service stations. These increases were partially offset by a decrease in costs relating to the temporary closure of the Company's ethanol plant and the liquidation of certain lower cost LIFO inventory layers in the first quarter of 1996 which resulted in a reduction in cost of products sold of approximately $2.1 million compared to a similar reduction of approximately $900,000 in the 1995 first quarter.

Operating Expenses
- ------------------
     For the three months ended March 31, 1996, operating expenses increased $3.3 million or 27% to $15.4 million from $12.1 million in the three months ended March 31, 1995.

     Operating expenses increased approximately 24% due to the acquisition of the Bloomfield Refinery and 5% due to increases in payroll and related costs for other operations. Partially offsetting these increases was a decrease of 6% due to the closure of the ethanol plant.

Depreciation and Amortization
- -----------------------------
     For the three months ended March 31, 1996, depreciation and amortization increased $1.0 million or 34% to $4.1 million from $3.1 million in the corresponding 1995 period. The increase is primarily the result of the acquisition of the Bloomfield Refinery, along with other 1995 property, plant and equipment additions.

Selling, General and Administrative Expenses
- --------------------------------------------
     For the three months ended March 31, 1996, selling, general and administrative expenses increased approximately $753,000 or 26% to $3.6 million from $2.8 million in the corresponding 1995 period. The increase is primarily the result of a reduction in 1995 first quarter expenses due to a decrease in the estimated liability for self insured workmen's compensation claims and an adjustment in the estimated allowance for doubtful accounts.

Interest Expense, Net
- ---------------------
     For the three months ended March 31, 1996, net interest expense (interest expense less interest income) increased $1.3 million or 64% to $3.4 million from $2.1 million in the same 1995 period. The increase is primarily due to a decline in investment income because of a decrease in excess funds available for investment and an increase in interest expense from the addition of certain variable rate long-term debt, both related to the acquisition of the Bloomfield Refinery in October 1995. In addition, the 1995 first quarter included interest income received on the refund of income taxes paid in prior periods.

Income Taxes
- ------------
     Income taxes for the three months ended March 31, 1996 and 1995 were computed in accordance with Statement of Financial Accounting Standards No. 109, resulting in effective tax rates of approximately 37% and 23%, respectively. The difference in the two rates is primarily due to estimated alcohol fuel tax credits in 1995, due to the operation of the Company's ethanol plant which temporarily suspended operations in October 1995, as well as estimated coal seam gas tax credits in each year, as they relate to varying amounts of estimated annual income.

Discontinued Operations
- -----------------------
     For the three months ended March 31, 1996 and 1995, the Company's exploration and production operations recorded net earnings of $79,000 and $35,000, respectively.

     Revenues, including intercompany revenues of $1.5 million in both periods, totaled $2.5 million for the three months ended March 31, 1996, an increase of approximately $588,000 or 31% from the $1.9 million reported for the comparable 1995 period. This increase is due to a 25% increase in crude oil production, an 8% increase in average crude oil selling prices, a 7% increase in natural gas production, and an 8% increase in average natural gas selling prices.

     The increase in crude oil production is primarily the result of the acquisition of various crude oil producing reserves during 1995.

     For the three months ended March 31,1996, operating costs and expenses increased approximately $520,000 or 28% to $2.4 million from $1.8 million in the comparable 1995 period primarily due to increases in production.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operations
- -------------------------
     Net cash used by operating activities of continuing operations totaled $3.1 million for the three months ended March 31, 1996, compared to net cash provided of $2.1 million for the comparable 1995 period. Operating cash flows decreased primarily as the result of the differences in the net changes in working capital items in each period, offset in part by improved earnings in the 1996 first quarter.

Working Capital
- ---------------
     Working capital at March 31,1996 consisted of current assets of $111.6 million and current liabilities of $61.6 million, or a current ratio of 1.81:1. At December 31, 1995, the current ratio was 1.86:1 with current assets of $108.9 million and current liabilities of $58.5 million.

     Current assets have increased since December 31, 1995, primarily due to an increase in inventories, trade receivables and deposits, offset in part by a decrease in cash and cash equivalents. Inventories have increased primarily as the result of a 51% increase in pipeline crude oil inventory volumes, along with an increase in crude oil acquisition costs and the liquidation of certain lower cost LIFO inventory layers. Trade receivables have increased due to increased raw material inventory sales. Deposits have increased because of funds deposited in an escrow account pending completion of a tax free exchange of certain retail assets. Current liabilities have increased due to an increase in accounts payable and the current portion of long-term debt.
Accounts payable have increased primarily due to a 12% increase in the cost of crude oil purchases.

Capital Expenditures and Resources
- ----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment and other assets totaled approximately $4.9 million for the first quarter of 1996, including the acquisition of finished product and crude truck transports; the construction and remodeling of various retail units and upgrades and turnaround expenditures to improve operations and efficiencies at the refineries.

     In the quarter, the Company received proceeds of approximately $2.4 million from the sale of three operating service stations. A gain of approximately $281,000 resulted from these sales.

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

Discontinued Operations
- -----------------------
     In early 1996, the Company approved a plan of disposition of its exploration and production operations. The decision was based upon management's review of the prospects for this operation, which indicated that substantial new capital would be necessary to further develop this business and reach an acceptable level of profitability and integration. The Company expects to complete a sale by mid-1996. Based on current information, the Company does not expect to incur a loss on the disposal of the segment.

     Net assets, including deferred tax liabilities of $4.2 million in each period, of this operation were $26.8 million and $26.7 million at March 31, 1996 and December 31, 1995, respectively. Net earnings were $79,000 and $35,000 for the three months ended March 31, 1996 and 1995, respectively.

Capital Structure
- -----------------
     At March 31, 1996 and December 31, 1995, the Company's long-term debt was 55.4% and 56.5% of total capital, respectively. The decrease is primarily due to a reduction in long-term debt, through repayment and reclassification to current portion, along with an increase in stockholders' equity due to net earnings.

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

     In October 1995, the Company entered into a Credit Agreement with a group of banks under which $30.0 million was borrowed pursuant to a three-year unsecured revolving term facility to provide financing for the purchase of the Bloomfield Refinery. On November 6, 1995, $10.0 million of this revolving term facility was prepaid from cash on hand. The $10.0 million that was repaid is currently available under this facility for the acquisition of property, plant and equipment.

     In addition, the Credit Agreement contains a three-year unsecured working capital facility to provide working capital and letters of credit in the ordinary course of business. The availability under this working capital facility is the lesser of
(i) $40.0 million, or (ii) the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories as defined in the Credit Agreement. At March 31, 1996, the lesser amount was $40.0 million. Direct borrowings under this arrangement at March 31, 1996 were $10.0 million and there were $16.0 million of irrevocable letters of credit outstanding, primarily to secure purchases of raw materials. Borrowings under this facility are generally higher at month end due to payments for raw materials and various taxes.

     On March 20, 1996, the Company's Board of Directors declared a common stock dividend of $0.05 per share payable to stockholders of record on April 24,1996. This dividend was paid on May 6, 1996. Future dividends, if any, are subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors.

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

     In May 1991, the Environmental Protection Agency notified the Company that it may be a potentially responsible party for the release, or threatened release, of hazardous substances, pollutants or contaminants at the Lee Acres Landfill, which is adjacent to the Company's Farmington refinery which was operated until 1982. At the present time, the Company is unable to determine the extent of its potential liability, if any, in the matter. In 1989, a consultant to the Company estimated, based on various assumptions, that the Company's share of potential liability could be approximately $1.2 million. This figure was based upon the consultant's evaluation of such factors as available clean-up technology, BLM's involvement at the site and the number of other entities that may have had involvement at the site. The consultant, however, did not conduct an analysis of the Company's potential legal defenses and arguments including possible setoff rights. Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs at a site even though the party was responsible for only a small part of such costs. Actual liability, if any, may differ significantly from the consultant's estimate. In addition, the Company is remediating a hydrocarbon plume that appears to extend no more than 1,800 feet south of its inactive Farmington refinery.

     The Company has an environmental liability accrual of approximately $1.0 million relating to ongoing environmental projects, including the remediation of the hydrocarbon plume described above and hydrocarbon contamination on and adjacent to 5.5 acres the Company owns in Bloomfield, New Mexico. The accrual is recorded in the current and long-term sections of the Company's consolidated balance sheet. In addition, the Company assumed certain environmental obligations related to the acquisition of the Bloomfield refinery and is in the process of gathering and analyzing information in order to establish an environmental reserve. Such reserve, which the Company does not believe will be material, will be recorded as additional purchase price and allocated to the assets acquired.

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

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company adopted this standard in the first quarter of 1996 and based on an evaluation of its operations in accordance with the criteria specified in the standard, determined that there was no current impact on the Company's financial position or results of operations.

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

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive and governmental factors affecting the Company's operations, markets, products, services and prices; the ability of the Company to sustain and leverage the competitive advantages generated by the acquisition of the Bloomfield Refinery; the results of the disposal of the Company's exploration and production operations; the ability of the Company to successfully abate various tax assessments and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                                  PART II

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     11 - Computation of Per Share Data.

     27 - Financial Data Schedule.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

                           GIANT INDUSTRIES, INC.


                           /s/  A. WAYNE DAVENPORT
                           ------------------------------------------
                           A. Wayne Davenport
                           Vice President and Chief Financial Officer
                           (Principal Financial and Accounting Officer)

Date: May 13, 1996