Form 10-Q
period 1996-06-30
GIANT INDUSTRIES INC
filed 1996-08-14
CIK 856465

                       FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                           OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the transition period _______ to _______.

     For Quarter Ended June 30, 1996     Commission File Number:
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

                   Yes [X]    No [ ]

Number of Common Shares outstanding at July 31, 1996: 12,213,068 shares.

             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets
          June 30, 1996 (Unaudited) and December 31, 1995

          Condensed Consolidated Statements of Earnings
          (Unaudited) Three and Six Months Ended June 30, 1996 and 1995

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) Six Months Ended June 30, 1996 and 1995

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

Item 4  - Submission of Matters to a Vote of Security Holders

Item 6  - Exhibits and Reports on Form 8-K

SIGNATURE

                                 PART I
                         FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                          June 30, 1996    December 31, 1995
                                          -------------    -----------------
                                           (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                  $   7,237        $   9,549
  Accounts receivable, net                      29,246           24,025
  Inventories                                   44,895           42,581
  Prepaid expenses and other                     2,202            3,880
  Net assets of discontinued operations         26,324           26,689
  Deferred income taxes                          2,070            2,145
                                             ---------        ---------
     Total current assets                      111,974          108,869
                                             ---------        ---------
Property, plant and equipment                  306,029          292,919
  Less accumulated depreciation
    and amortization                          (100,986)         (94,357)
                                             ---------        ---------
                                               205,043          198,562
                                             ---------        ---------
Other assets                                    16,913           17,431
                                             ---------        ---------
                                             $ 333,930        $ 324,862
                                             =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt          $   4,029        $   4,063
  Accounts payable                              37,719           34,162
  Accrued expenses                              24,360           20,316
                                             ---------        ---------
     Total current liabilities                  66,108           58,541
                                             ---------        ---------
Long-term debt, net of current portion         130,458          142,676
Deferred income taxes                           14,454           12,864
Other liabilities                                3,109            1,049
Common stockholders' equity                    119,801          109,732
                                             ---------        ---------
                                             $ 333,930        $ 324,862
                                             =========        =========

See accompanying notes to condensed consolidated financial statements.

                               GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                             (Unaudited)
                           (In thousands except shares and per share data)

                                                        Three Months Ended           Six Months Ended
                                                             June 30,                    June 30,
                                                    -------------------------   -------------------------
                                                       1996          1995         1996          1995
                                                    -----------   -----------   -----------   -----------
Net revenues                                        $   135,643   $    80,590   $   239,743   $   150,152
Cost of products sold                                    92,718        56,497       166,678       105,854
                                                    -----------   -----------   -----------   -----------
Gross margin                                             42,925        24,093        73,065        44,298

Operating expenses                                       15,869        12,255        31,277        24,370
Depreciation and amortization                             4,285         3,307         8,381         6,363
Selling, general and administrative expenses              5,447         3,365         9,042         6,207
                                                    -----------   -----------   -----------   -----------
Operating income                                         17,324         5,166        24,365         7,358
Interest expense, net                                     3,011         2,126         6,377         4,173
                                                    -----------   -----------   -----------   -----------
Earnings from continuing operations
  before income taxes                                    14,313         3,040        17,988         3,185
Provision for income taxes                                5,620           947         6,970           980
                                                    -----------   -----------   -----------   -----------
Earnings from continuing operations                       8,693         2,093        11,018         2,205

Discontinued operations, net                                (72)           59             7            94
                                                    -----------   -----------   -----------   -----------

Net earnings                                        $     8,621   $     2,152   $    11,025   $     2,299
                                                    ===========   ===========   ===========   ===========
Earnings per common share:
  Continuing operations                             $      0.77   $      0.18   $      0.98   $      0.19
  Discontinued operations                                                0.01                        0.01
                                                    -----------   -----------   -----------   -----------
  Net earnings                                      $      0.77   $      0.19   $      0.98   $      0.20
                                                    ===========   ===========   ===========   ===========
Weighted average number of shares outstanding        11,260,319    11,516,074    11,255,853    11,662,510
                                                    ===========   ===========   ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                     GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In thousands)
                                                                    Six Months Ended
                                                                        June 30,
                                                                 ---------------------
                                                                   1996         1995
                                                                 --------     --------
Cash flows from continuing operating activities:
  Net earnings                                                    $11,025     $ 2,299
  Adjustments to reconcile net earnings to net cash
    provided by continuing operating activities:
      Earnings from discontinued operations                            (7)        (94)
      Depreciation and amortization                                 8,381       6,363
      Deferred income taxes                                         1,665        (497)
      Restricted stock award compensation                              76         231
      Decrease in other non-current liabilities                       457        (168)
      Other                                                           (47)         30
      Changes in operating assets and liabilities:
        (Increase) decrease in receivables                         (5,188)      3,894
        Increase in inventories                                    (2,314)     (1,819)
        Decrease in prepaid expenses and other                      1,678         665
        Increase in accounts payable                                3,557          31
        Increase (decrease) in accrued expenses                     3,774      (1,417)
                                                                  -------     -------
Net cash provided by continuing operating activities               23,057       9,518
                                                                  -------     -------
Cash flows from investing activities:
  Purchases of property, plant and equipment and other assets     (15,780)     (7,241)
  Proceeds from sale of property, plant and equipment               3,352       1,116
  Proceeds from sales and maturities of marketable securities                   9,592
  Net change in assets of discontinued operations                     372      (4,890)
                                                                  -------     -------
Net cash used by investing activities                             (12,056)     (1,423)
                                                                  -------     -------
Cash flows from financing activities:
  Payments of long-term debt                                      (12,252)     (2,541)
  Purchase of treasury stock                                                   (5,620)
  Payment of dividends                                             (1,156)     (1,174)
  Proceeds from exercise of stock options                              95
                                                                  -------     -------
Net cash used by financing activities                             (13,313)     (9,335)
                                                                  -------     -------
Net decrease in cash and cash equivalents                          (2,312)     (1,240)
Cash and cash equivalents:
  Beginning of period                                               9,549      12,860
                                                                  -------     -------
  End of period                                                   $ 7,237     $11,620
                                                                  =======     =======

Noncash Investing and Financing Activities. In the second quarter of 1996, the Company accrued $2,250,000 for estimated preacquisition environmental liabilities assumed in the purchase of the Bloomfield Refinery in the fourth quarter of 1995. This amount has been added to property, plant and equipment as an adjustment to the purchase price of the Bloomfield Refinery.

See accompanying notes to condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Certain reclassifications have been made to the June 30, 1995 financial statements to conform to the statement classifications used in the 1996 period relating to the classification of the Company's exploration and production business as discontinued operations.

NOTE 2 - PRO FORMA FINANCIAL INFORMATION:

     On October 4, 1995, the Company completed the purchase of the Bloomfield Refinery along with related pipeline and transportation assets from Gary-Williams Energy Co. and its wholly-owned subsidiary, Bloomfield Refining Company ("BRC").

     The following Statements of Earnings compare the consolidated results of Giant Industries, Inc. ("Giant"), including the results of the Bloomfield Refinery, for the six months ended June 30, 1996 with the pro forma combined condensed statement of earnings of the Company and BRC ("Pro Forma") for the six months ended June 30, 1995. The pro forma statement includes the results of operations of the Company and BRC, along with adjustments which give effect to events that are directly attributable to the transaction and which are expected to have a continuing impact. The information assumes the transaction was consummated as of the beginning of the period presented.

     The unaudited pro forma combined condensed financial information does not purport to represent the results of operations that actually would have resulted had the purchase occurred on the date specified, nor should it be taken as indicative of the future results of operations.

                             STATEMENTS OF EARNINGS
                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                 (In thousands except shares and per share data)
                                  (Unaudited)

                                                             Giant      Pro Forma
                                                             1996         1995
                                                          ----------   ----------
Net revenues                                              $  239,743   $  219,151
Cost of products sold                                        166,678      156,025
                                                          ----------   ----------
Gross margin                                                  73,065       63,126
Operating expenses                                            31,277       31,126
Depreciation and amortization                                  8,381        7,738
Selling, general and administrative expenses                   9,042        7,518
                                                          ----------   ----------
Operating income                                              24,365       16,744
Interest expense, net                                          6,377        6,147
                                                          ----------   ----------
Earnings from continuing operations before income taxes       17,988       10,597
Provision for income taxes                                     6,970        3,861
                                                          ----------   ----------
Earnings from continuing operations                       $   11,018   $    6,736
                                                          ==========   ==========
Earnings per common share for continuing operations       $     0.98   $     0.58
                                                          ==========   ==========
Weighted average number of shares outstanding             11,255,853   11,662,510
                                                          ==========   ==========

NOTE 3 - DISCONTINUED OPERATIONS

     In early 1996, the Company approved a plan of disposition of its exploration and production operations. The decision was based upon management's review of the prospects for this operation, which indicated that substantial new capital would be necessary to further develop this business and reach an acceptable level of profitability and integration. The Company expects to complete a sale in the third quarter of 1996. Based on current information, the Company does not expect the disposal of the exploration and production assets to have a significant impact on the Company's results of operations.

     The summarized balance sheet of the exploration and production segment was as follows:

                                                       June 30,     December 31,
                                                         1996           1995
                                                       --------     ------------
                                                             (In thousands)
Assets:
  Current assets                                       $   827        $ 1,489
  Oil and gas properties, plant and equipment, net      31,816         33,140
  Other assets                                             381            373
                                                       -------        -------
    Total assets                                        33,024         35,002
                                                       -------        -------
Liabilities:
  Current liabilities                                      383          1,996
  Deferred taxes and other liabilities                   6,317          6,317
                                                       -------        -------
    Total liabilities                                    6,700          8,313
                                                       -------        -------
    Net assets of discontinued operations              $26,324        $26,689
                                                       =======        =======

     The amounts for discontinued operations, net in the Condensed Consolidated Statements of Earnings, are nominal for all periods presented.

NOTE 4 - INVENTORIES:

                                        June 30, 1996   December 31, 1995
                                        -------------   -----------------
                                                (In thousands)
Inventories consist of the following:
First-in, first-out ("FIFO") method:
  Crude oil                               $21,510            $15,465
  Refined products                         14,942             17,605
  Refinery and shop supplies                6,985              6,871
Retail method:
  Merchandise                               2,670              2,721
                                          -------            -------
                                           46,107             42,662
Allowance for last-in, first-out
  ("LIFO") method                          (1,212)               (81)
                                          -------            -------
                                          $44,895            $42,581
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

NOTE 6 - CONTINGENCIES:

     The Company and certain subsidiaries are defendants to various legal actions. Certain of these pending legal actions involve or may involve compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided adversely. Although the amount of liability at June 30, 1996 with respect to these matters is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial condition or results of operations.

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

     The Company has established an environmental liability accrual of approximately $3,400,000 of which approximately $1,100,000 relates to ongoing environmental projects, including the remediation of a hydrocarbon plume at the Company's Farmington Refinery and hydrocarbon contamination on 5.5 acres the Company owns in Bloomfield, New Mexico. The remaining amount of approximately $2,300,000 is an estimate, recorded in the second quarter of 1996, of certain environmental obligations assumed in the acquisition of the Bloomfield Refinery. This amount has been recorded as an adjustment to the purchase price and allocated to the assets acquired. The environmental accrual is recorded in the current and long-term sections of the Company's consolidated balance sheet.

     The Company has received several tax notifications and assessments from the Navajo Tribe relating to crude oil and natural gas removed from properties located outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1,800,000 severance tax assessment issued to Giant Arizona in November 1991. The Company has invoked its appeal rights with the Tribe's Tax Commission in connection with this assessment and intends to oppose the assessment. The Company may receive further tax assessments before the resolution of this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Earnings From Continuing Operations Before Income Taxes
- -------------------------------------------------------
     Earnings from continuing operations before income taxes were $14.3 million for the three months ended June 30, 1996, an increase of approximately $11.3 million from $3.0 million for the three months ended June 30, 1995. For the six months ended June 30, 1996, earnings from continuing operations before income taxes were $18.0 million, an increase of $14.8 million from the $3.2 million reported in the same 1995 period. The increase in both periods is primarily the result of the acquisition of the Bloomfield Refinery and increases in Ciniza Refinery average margins of 50% and 45% for the three and six month periods respectively. These increases were partially offset by increases in operating and administrative costs.

     The Company acquired seven retail units on June 26, 1996, which had minimal impact on the Company's results of operations for the above periods.

Revenues
- --------
     Revenues for the three months ended June 30, 1996 increased $55.0 million or 68% to $135.6 million from $80.6 million in the comparable 1995 period. Finished product sales of $45.5 million from the Bloomfield Refinery accounts for approximately 83% of the increase. In addition, a 21% increase in Ciniza Refinery weighted average selling prices and a 12% increase in service station merchandise sales contributed to increased revenues. Offsetting these increases was a decline in third party sales from the Company's ethanol plant due to a temporary suspension of operations and a 1% decline in Ciniza Refinery finished product sales volumes.

     The increase in service station merchandise sales is the result of increased same store volumes and a net increase in the aggregate sales from five new or reopened units over the aggregate sales of ten units that have been disposed of in the last twelve months.

     The volumes of refined products sold through retail outlets decreased approximately 10% from 1995 second quarter levels due to a 19% decrease in volumes sold from the travel center and an 8% decline in service station volumes resulting from increased competition, the sale of ten units and a slight decline in same store volumes, offset in part by the addition of four new units and the reopening of a unit that had been closed for remodeling.

     Revenues for the six months ended June 30, 1996 increased $89.6 million or 60% to $239.7 million from $150.1 million in the comparable 1995 period. Finished product sales of $74.6 million from the Bloomfield Refinery accounts for approximately 83% of the increase. In addition, a 17% increase in Ciniza Refinery weighted average selling prices and a 14% increase in service station merchandise sales contributed to increased revenues. Offsetting these increases was a decline in third party sales from the Company's ethanol plant due to a temporary suspension of operations and a 1% decline in Ciniza Refinery finished product sales volumes.

     The increase in service station merchandise sales is the result of increased same store volumes and a net increase in the aggregate sales from six new or reopened units over the aggregate sales of ten units that have been disposed of in the last twelve months.

     The volumes of refined products sold through retail outlets decreased approximately 6% from 1995 six month levels due to a 12% decrease in volumes sold from the travel center and a 4% decline in service station volumes resulting from increased competition, the sale of ten units and a slight decline in same store volumes, offset in part by the addition of five new units and the reopening of a unit that had been closed for remodeling.

Cost of Products Sold
- ---------------------
     For the three months ended June 30, 1996, cost of products sold increased $36.2 million or 64% to $92.7 million from $56.5 million for the corresponding 1995 period. Cost of products sold of $33.6 million relating to the Bloomfield Refinery accounts for approximately 93% of the increase. Also contributing to increased costs was a 14% increase in average crude oil costs and a 15% increase in the cost of merchandise sales from the service stations. These increases were partially offset by a decrease in costs relating to the temporary closure of the Company's ethanol plant.

     For the six months ended June 30, 1996, cost of products sold increased $60.8 million or 57% to $166.7 million from $105.9 million for the corresponding 1995 period. Cost of products sold of $55.5 million relating to the Bloomfield Refinery accounts for approximately 91% of the increase. Also contributing to increased costs was a 10% increase in average crude oil costs and a 16% increase in the cost of merchandise sales from the service stations. These increases were partially offset by a decrease in costs relating to the temporary closure of the Company's ethanol plant and the liquidation of certain lower cost LIFO inventory layers in the first quarter of 1996 which resulted in a reduction in cost of products sold of approximately $2.1 million compared to a similar reduction of approximately $900,000 in the 1995 first quarter.

Operating Expenses
- ------------------
     For the three months ended June 30, 1996, operating expenses increased $3.6 million or 29% to $15.9 million from $12.3 million in the three months ended March 31, 1995.

     For the six months ended June 30, 1996, operating expenses increased $6.9 million or 28% to $31.3 million from $24.4 million in the six months ended June 30, 1995.

     Operating expenses in both comparative periods increased approximately 24% due to the acquisition of the Bloomfield Refinery and 3% due to increases in payroll and related costs for other operations.

Depreciation and Amortization
- -----------------------------
     For the three months ended June 30, 1996, depreciation and amortization increased approximately $1.0 million or 30% to $4.3 million from $3.3 million in the comparable 1995 period. For the six months ended June 30, 1996, depreciation and amortization increased approximately $2.0 million or 32% to $8.4 million from $6.4 million in the same 1995 period. The increases are primarily the result of the acquisition of the Bloomfield Refinery, along with other 1995 property, plant and equipment additions.

Selling, General and Administrative Expenses
- --------------------------------------------
     For the three months ended June 30, 1996, selling, general and administrative expenses increased approximately $2.1 million or 62% to $5.4 million from $3.3 million in the corresponding 1995 period. The increase is primarily the result of expense accruals for incentive bonus plans, estimated severance tax assessments and environmental expenditures, along with increases in payroll and related costs.

     For the six months ended June 30, 1996, selling, general and administrative expenses increased approximately $2.8 million or 46% to $9.0 million from $6.2 million in the corresponding 1995 period. The increase is primarily the result of expense accruals for incentive bonus plans, estimated severance tax assessments and environmental expenditures, along with increases in payroll and related costs and a reduction in 1995 first quarter expenses for a decrease in the estimated liability for self insured workmen's compensation claims and an adjustment in the estimated allowance for doubtful accounts.

Interest Expense, Net
- ---------------------
     For the three months ended June 30, 1996, net interest expense (interest expense less interest income) increased $885,000 or 42% to $3.0 million from $2.1 million in the same 1995 period. For the six months ended June 30, 1996, net interest expense increased $2.2 million or 53% to $6.4 million from $4.2 million in the same 1995 period. The increase in both periods is primarily due to a decline in investment income because of a decrease in excess funds available for investment and an increase in interest expense from the addition of certain variable rate long-term debt, both related to the acquisition of the Bloomfield Refinery in October 1995.

Income Taxes
- ------------
     Income taxes for the three and six months ended June 30, 1996 and 1995 were computed in accordance with Statement of Financial Accounting Standards No. 109, resulting in effective tax rates of approximately 39% for the 1996 periods and 31% for the 1995 periods. The difference in the two rates is primarily due to estimated alcohol fuel tax credits in 1995, due to the operation of the Company's ethanol plant which temporarily suspended operations in October 1995, as well as estimated coal seam gas tax credits in each year, as they relate to varying amounts of estimated annual income.

Discontinued Operations
- -----------------------
     For the three and six months ended June 30, 1996 and 1995, the Company's exploration and production operations recorded nominal net earnings or losses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operations
- -------------------------
     Net cash provided by operating activities of continuing operations totaled $23.1 million for the six months ended June 30, 1996, compared to $9.5 million for the comparable 1995 period. Operating cash flows increased primarily as the result of improved earnings and the differences in the net changes in working capital items in each period.

Working Capital
- ---------------
     Working capital at June 30,1996 consisted of current assets of $112.0 million and current liabilities of $66.1 million, or a current ratio of 1.69:1. At December 31, 1995, the current ratio was 1.86:1 with current assets of $108.9 million and current liabilities of $58.5 million.

     Current assets have increased since December 31, 1995, primarily due to increases in trade receivables and inventories, offset in part by a decrease in cash and cash equivalents and prepaid insurance and deposits. Trade receivables have increased due to higher sales volumes and prices. Inventories have increased primarily as the result of a 46% increase in pipeline crude oil inventory volumes, along with an increase in crude oil acquisition costs and the liquidation of certain lower cost LIFO inventory layers. Deposits have decreased because of the refund of funds placed in escrow in connection with the proposed acquisition of the Wingate fractionation plant which was ultimately not completed. Current liabilities have increased due to an increase in accounts payable and accrued expenses. Accounts payable have increased primarily due to an increase in the volume and cost of raw materials. Accrued expenses have increased primarily due to an increase in income and excise taxes payable.

Capital Expenditures and Resources
- ----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment and other assets totaled approximately $15.8 million for the first six months of 1996, including the acquisition of seven retail units at the end of the second quarter; the construction and remodeling of various other retail units; the acquisition of finished product and crude truck transports; and upgrades and turnaround expenditures to improve operations and efficiencies at the refineries.

     In the first six months, the Company received proceeds of approximately $3.3 million from the sale of five operating service stations. A gain of approximately $214,000 resulted from these sales.

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

Discontinued Operations
- -----------------------
     In early 1996, the Company approved a plan of disposition of its exploration and production operations. The decision was based upon management's review of the prospects for this operation, which indicated that substantial new capital would be necessary to further develop this business and reach an acceptable level of profitability and integration. The Company expects to complete a sale in the third quarter of 1996. Based on current information, the Company does not expect the disposal of the exploration and production assets to have a significant impact on the Company's results of operations.

     Net assets, including deferred tax liabilities of $4.2 million in each period, of this operation were $26.3 million and $26.7 million at June 30, 1996 and December 31, 1995, respectively.

Capital Structure
- -----------------
     At June 30, 1996 and December 31, 1995, the Company's long-term debt was 52.1% and 56.5% of total capital, respectively. The decrease is primarily due to the repayment of long-term debt and an increase in stockholders' equity due to net earnings.

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

     In October 1995, the Company entered into a Credit Agreement with a group of banks under which $30.0 million was borrowed pursuant to a three-year unsecured revolving term facility to provide financing for the purchase of the Bloomfield Refinery. On November 6, 1995 and August 8, 1996, $10.0 million of this revolving term facility was prepaid from cash on hand. The $20.0 million that was repaid is currently available under this facility for the acquisition of property, plant and equipment.

     In addition, the Credit Agreement contains a three-year unsecured working capital facility to provide working capital and letters of credit in the ordinary course of business. The availability under this working capital facility is the lesser of (i) $40.0 million, or
(ii) the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories as defined in the Credit Agreement. At June 30, 1996, the lesser amount was $40.0 million. Direct borrowings under this arrangement at June 30, 1996 were $2.0 million and there were $16.0 million of irrevocable letters of credit outstanding, primarily to secure purchases of raw materials. Borrowings under this facility are generally higher at month end due to payments for raw materials and various taxes.

     On May 15, 1996, the Company's Board of Directors declared a common stock dividend of $0.05 per share payable to stockholders of record on July 24,1996. This dividend was paid on August 6, 1996. Future dividends, if any, are subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors.

     In addition, on that date the Board of Directors voted to extend the Company's stock repurchase program for an additional year.
Purchases may be made from time to time as conditions dictate.

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

     The Company has established an environmental liability accrual of approximately $3.4 million. Approximately $1.1 million relates to ongoing environmental projects, including the remediation of the hydrocarbon plume described above and hydrocarbon contamination on and adjacent to 5.5 acres the Company owns in Bloomfield, New Mexico. The remaining amount of approximately $2.3 million is an estimate, recorded in the second quarter of 1996, of certain environmental obligations assumed in the acquisition of the Bloomfield Refinery. This amount has been recorded as an adjustment to the purchase price and allocated to the assets acquired. The environmental accrual is recorded in the current and long-term sections of the Company's consolidated balance sheet.

     The Company is subject to audit on an ongoing basis of the various taxes that it pays to federal, state, local and tribal agencies. These audits may result in additional assessments or refunds along with interest and penalties. In some cases the jurisdictional basis of the taxing authority is in dispute and is the subject of litigation or administrative appeals. In one such case, the Company has received several tax assessments from the Navajo Nation, including a $1.8 million severance tax assessment issued to Giant Industries Arizona, Inc., a wholly-owned subsidiary of the Company, in November 1991 relating to crude oil removed from properties located outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction. It is the Company's position that it is in substantial compliance with laws applicable to the disputed area.

     Based on projections of local crude oil availability from the field, current levels of usage of Alaska North Slope crude oil ("ANS") and the Company's inventory levels, the Company believes an adequate crude oil supply will be available, without the use of significant additional supplemental supply alternatives, to sustain both refineries' operations at planned levels, at least through the second quarter of 1997.

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

     As additional supplemental crude oil becomes necessary, the Company intends to implement one or more of these available alternatives as necessary and as is most advantageous under the then prevailing conditions. The Company currently believes that the most desirable strategy to supplement local crude oil supplies, on a long-term basis, is the delivery of supplemental crude oil from outside of the Four Corners area by pipeline. Implementation of supplemental supply alternatives will result in additional raw material costs, operating costs, capital costs, or a combination thereof in amounts which are not presently ascertainable by the Company but which will vary depending on factors such as the specific alternative implemented, the quantity of supplemental feedstocks required, and the date of implementation. Implementation of some supply alternatives requires the consent or cooperation of third parties and other considerations beyond the control of the Company.

     There have been various announcements and discussions within the industry regarding the possible building or expansion of product pipelines, some of which could impact the Company's marketing areas, either directly or indirectly. If certain of these proposals are implemented, they could result in increased competition in portions of the Company's markets for refined products.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive and governmental factors affecting the Company's operations, markets, products, services and prices; the adequacy of raw material supplies; the ability of the Company to sustain and leverage the competitive advantages generated by the acquisition of the Bloomfield Refinery; the results of the disposal of the Company's exploration and production operations; the ability of the Company to successfully abate various tax assessments and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                                  PART II

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders was held on May 16, 1996. Proxies for the meeting were solicited under Regulation 14A. There were no matters submitted to a vote of security holders other than the election of one director and approval of auditors as specified in the Company's Proxy Statement. There was no solicitation in opposition to management's nominee to the Board of Directors.

     F. Michael Geddes was elected as a director of the Company. The vote was as follows:

              Shares Voted              Shares Voted
                 "FOR"                  "WITHHOLDING"
              ------------              -------------
               10,377,300                  138,648

      Deloitte & Touche LLP were ratified as independent auditors for the Company for the year ending December 31, 1996. The vote was as follows:

         Shares Voted       Shares Voted       Shares Voted
            "FOR"            "AGAINST"         "ABSTAINING"
         ------------       ------------       ------------
          10,377,841           31,752            106,355

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     11 - Computation of Per Share Data.

     27 - Financial Data Schedule.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1996.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

                           GIANT INDUSTRIES, INC.


                           /s/ A. WAYNE DAVENPORT
                           --------------------------------------------
                           A. Wayne Davenport
                           Vice President and Chief Financial Officer
                           (Principal Financial and Accounting Officer)

Date: August 13, 1996