Form 10-Q/A
period 1996-06-30
GIANT INDUSTRIES INC
filed 1996-08-16
CIK 856465

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

                   Yes [X]    No [ ]

Number of Common Shares outstanding at July 31, 1996: 11,229,568 shares.

                       GIANT INDUSTRIES, INC.
                            FORM 10-Q/A
                   AMENDMENT NO. 1 TO FORM 10-Q
           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996



     This Amendment to the Company's Form 10-Q for the quarterly period ended June 30, 1996, is for the purpose of correcting the "Number of Common Shares outstanding at July 31, 1996" as reported on the facing sheet. The number of Common Shares outstanding at July 31, 1996, as reported is hereby amended to delete the figure "12,213,068" and to substitute therefore the figure "11,229,568".

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

                   Yes [X]    No [ ]

Number of Common Shares outstanding at July 31, 1996: 11,229,568 shares.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q/A for the quarter ended June 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

                           GIANT INDUSTRIES, INC.


                           /s/ A. WAYNE DAVENPORT
                           --------------------------------------------
                           A. Wayne Davenport
                           Vice President and Chief Financial Officer
                           (Principal Financial and Accounting Officer)

Date: August 16, 1996