Form 10-Q
period 1996-09-30
GIANT INDUSTRIES INC
filed 1996-11-14
CIK 856465

                          FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996

                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the transition period _______ to _______.

     For Quarter Ended September 30, 1996     Commission File Number:
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

                   Yes [X]    No [ ]

Number of Common Shares outstanding at October 31, 1996: 11,158,668 shares.

             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets
          September 30, 1996 (Unaudited) and December 31, 1995

          Condensed Consolidated Statements of Earnings
          (Unaudited) Three and Nine Months Ended
          September 30, 1996 and 1995

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) Nine Months Ended September 30, 1996 and 1995

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

Item 5  - Other

Item 6  - Exhibits and Reports on Form 8-K

SIGNATURE

                                 PART I
                         FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                        September 30, 1996    December 31, 1995
                                        ------------------    -----------------
                                           (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                  $  25,098            $   9,549
  Accounts receivable, net                      29,970               24,025
  Inventories                                   35,515               42,581
  Prepaid expenses and other                     1,615                3,880
  Net assets of discontinued operations                              26,689
  Deferred income taxes                          2,070                2,145
                                             ---------            ---------
     Total current assets                       94,268              108,869
                                             ---------            ---------
Property, plant and equipment                  310,080              292,919
  Less accumulated depreciation
    and amortization                          (104,818)             (94,357)
                                             ---------            ---------
                                               205,262              198,562
                                             ---------            ---------
Other assets                                    24,076               17,431
                                             ---------            ---------
                                             $ 323,606            $ 324,862
                                             =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt          $   4,044            $   4,063
  Accounts payable                              36,845               34,162
  Accrued expenses                              31,353               20,316
                                             ---------            ---------
     Total current liabilities                  72,242               58,541
                                             ---------            ---------
Long-term debt, net of current portion         106,837              142,676
Deferred income taxes                           15,880               12,864
Other liabilities                                5,045                1,049
Common stockholders' equity                    123,602              109,732
                                             ---------            ---------
                                             $ 323,606            $ 324,862
                                             =========            =========

See accompanying notes to condensed consolidated financial statements.

                               GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                             (Unaudited)
                           (In thousands except shares and per share data)

                                                        Three Months Ended          Nine Months Ended
                                                          September 30,               September 30,
                                                    -------------------------   -------------------------
                                                       1996          1995         1996          1995
                                                    -----------   -----------   -----------   -----------
Net revenues                                        $   136,032   $    78,400   $   375,775   $   228,552
Cost of products sold                                   100,567        53,719       267,245       159,573
                                                    -----------   -----------   -----------   -----------
Gross margin                                             35,465        24,681       108,530        68,979

Operating expenses                                       16,141        13,120        47,418        37,490
Depreciation and amortization                             4,508         2,986        12,889         9,349
Selling, general and administrative expenses              3,423         3,333        12,465         9,540
                                                    -----------   -----------   -----------   -----------
Operating income                                         11,393         5,242        35,758        12,600
Interest expense, net                                     2,658         2,307         9,035         6,480
                                                    -----------   -----------   -----------   -----------
Earnings from continuing operations
  before income taxes                                     8,735         2,935        26,723         6,120
Provision for income taxes                                3,452           967        10,422         1,947
                                                    -----------   -----------   -----------   -----------
Earnings from continuing operations                       5,283         1,968        16,301         4,173

Discontinued operations, net                                (20)           10           (13)          104
                                                    -----------   -----------   -----------   -----------

Net earnings                                        $     5,263   $     1,978   $    16,288   $     4,277
                                                    ===========   ===========   ===========   ===========
Earnings per common share:
  Continuing operations                             $      0.47   $      0.17   $      1.45   $      0.36
  Discontinued operations                                                                            0.01
                                                    -----------   -----------   -----------   -----------
  Net earnings                                      $      0.47   $      0.17   $      1.45   $      0.37
                                                    ===========   ===========   ===========   ===========
Weighted average number of shares outstanding        11,231,602    11,321,229    11,247,710    11,547,500
                                                    ===========   ===========   ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                     GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In thousands)
                                                                    Nine Months Ended
                                                                      September 30,
                                                                  --------------------
                                                                    1996        1995
                                                                  --------    --------
Cash flows from continuing operating activities:
  Net earnings                                                    $ 16,288    $  4,277
  Adjustments to reconcile net earnings to net cash
    provided by continuing operating activities:
      Loss (earnings) from discontinued operations                      13        (104)
      Depreciation and amortization                                 12,889       9,349
      Deferred income taxes                                          2,386        (262)
      Restricted stock award compensation                              114         347
      Other                                                            455          41
      Changes in operating assets and liabilities:
        (Increase) decrease in receivables                          (4,291)      4,109
        Decrease (increase) in inventories                           7,066      (1,357)
        Decrease in prepaid expenses and other                       2,265       1,186
        Increase in accounts payable                                 2,699       1,818
        Increase (decrease) in accrued expenses                      7,351      (1,010)
                                                                  --------    --------
Net cash provided by continuing operating activities                47,235      18,394
                                                                  --------    --------
Cash flows from investing activities:
  Purchases of property, plant and equipment and other assets      (20,906)    (17,067)
  Proceeds from sale of property, plant and equipment                4,425       1,262
  Payments received on ESOP loan                                                   514
  Proceeds from sales and maturities of marketable securities                   35,981
  Proceeds from sale of discontinued operations                     23,814
  Net cash used for discontinued operations                           (597)     (5,668)
                                                                  --------    --------
Net cash provided by investing activities                            6,736      15,022
                                                                  --------    --------
Cash flows from financing activities:
  Payments of long-term debt                                       (35,858)     (4,325)
  Purchase of treasury stock                                        (1,047)     (5,620)
  Payment of dividends                                              (1,719)     (1,738)
  Proceeds from exercise of stock options                              202
                                                                  --------    --------
Net cash used by financing activities                              (38,422)    (11,683)
                                                                  --------    --------
Net increase in cash and cash equivalents                           15,549      21,733
Cash and cash equivalents:
  Beginning of period                                                9,549      12,860
                                                                  --------    --------
  End of period                                                   $ 25,098    $ 34,593
                                                                  ========    ========

Noncash Investing and Financing Activities. In the second quarter of 1996, the Company accrued $2,250,000 for estimated preacquisition environmental liabilities assumed in the purchase of the Bloomfield Refinery in the fourth quarter of 1995. This amount has been added to property, plant and equipment as an adjustment to the purchase price of the Bloomfield Refinery. In the third quarter of 1995, two retail units with a net book value of $1,613,000 were exchanged for a finished product terminal.

See accompanying notes to condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Certain reclassifications have been made to the September 30, 1995 financial statements to conform to the statement classifications used in the 1996 period relating to the classification of the Company's exploration and production business as discontinued operations.

NOTE 2 - PRO FORMA FINANCIAL INFORMATION:

     On October 4, 1995, the Company completed the purchase of the Bloomfield Refinery along with related pipeline and transportation assets from Gary-Williams Energy Co. and its wholly-owned subsidiary, Bloomfield Refining Company ("BRC").

     The following Statements of Earnings compare the consolidated results of Giant Industries, Inc. ("Giant"), including the results of the Bloomfield Refinery, for the nine months ended September 30, 1996 with the pro forma combined condensed statement of earnings of the Company and BRC ("Pro Forma") for the nine months ended September 30, 1995. The pro forma statement includes the results of operations of the Company and BRC, along with adjustments which give effect to events that are directly attributable to the transaction and which are expected to have a continuing impact. The information assumes the transaction was consummated as of the beginning of the period presented.

     The unaudited pro forma combined condensed financial information does not purport to represent the results of operations that actually would have resulted had the purchase occurred on the date specified, nor should it be taken as indicative of the future results of operations.

                             STATEMENTS OF EARNINGS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                 (In thousands except shares and per share data)
                                  (Unaudited)

                                                             Giant      Pro Forma
                                                             1996         1995
                                                          ----------   ----------
Net revenues                                              $  375,775   $  335,383
Cost of products sold                                        267,245      238,655
                                                          ----------   ----------
Gross margin                                                 108,530       96,728
Operating expenses                                            47,418       47,138
Depreciation and amortization                                 12,889       11,412
Selling, general and administrative expenses                  12,465       11,100
                                                          ----------   ----------
Operating income                                              35,758       27,078
Interest expense, net                                          9,035        9,442
                                                          ----------   ----------
Earnings from continuing operations before income taxes       26,723       17,636
Provision for income taxes                                    10,422        6,426
                                                          ----------   ----------
Earnings from continuing operations                       $   16,301   $   11,210
                                                          ==========   ==========
Earnings per common share for continuing operations       $     1.45   $     0.97
                                                          ==========   ==========
Weighted average number of shares outstanding             11,247,710   11,547,500
                                                          ==========   ==========

NOTE 3 - DISCONTINUED OPERATIONS

     On August 30, 1996, the Company completed the sale of substantially all of its exploration and production assets for $25,500,000. Certain assets of the exploration and production business with a net asset value of approximately $6,500,000 were retained by the Company, primarily a working interest in certain natural gas properties that qualify for the coal seam gas tax credits under Section 29 of the Internal Revenue Code, an office building and some equipment. Certain of the retained assets are subject to a production payment classified as other liabilities in the Company's consolidated balance sheet. The retained assets have been reclassified primarily as other assets and will be utilized in the Company's continuing operations. Future coal seam gas tax credits, when earned, will be used to offset income taxes payable.

     The Company incurred a net loss on the final disposal of approximately $13,000.

NOTE 4 - INVENTORIES:

                                        September 30, 1996   December 31, 1995
                                        ------------------   -----------------
                                                    (In thousands)
Inventories consist of the following:
First-in, first-out ("FIFO") method:
  Crude oil                                  $12,923              $15,465
  Refined products                            16,416               17,605
  Refinery and shop supplies                   7,557                6,871
Retail method:
  Merchandise                                  2,521                2,721
                                             -------              -------
                                              39,417               42,662
Allowance for last-in, first-out
  ("LIFO") method                             (3,902)                 (81)
                                             -------              -------
                                             $35,515              $42,581
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

NOTE 6 - CONTINGENCIES:

     The Company and certain subsidiaries are defendants to various legal actions. Certain of these pending legal actions involve or may involve compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided adversely. Although the amount of liability at September 30, 1996 with respect to these matters is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial condition or results of operations.

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

RESULTS OF OPERATIONS

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
-------------------------------------------------------
     Earnings from continuing operations before income taxes were $8.7 million for the three months ended September 30, 1996, an increase of approximately $5.8 million from $2.9 million for the three months ended September 30, 1995. For the nine months ended September 30, 1996, earnings from continuing operations before income taxes were $26.7 million, an increase of $20.6 million from the $6.1 million reported in the same 1995 period. The increase in both periods is primarily the result of the acquisition of the Bloomfield Refinery and increases in Ciniza Refinery average margins of 3% and 30% for the three and nine month periods, respectively. These increases were partially offset by increases in operating and administrative costs.

REVENUES
--------
     Revenues for the three months ended September 30, 1996, increased $57.6 million or 74% to $136.0 million from $78.4 million in the comparable 1995 period. Finished product sales of $45.4 million from the Bloomfield Refinery accounts for approximately 79% of the increase. In addition, a 19% increase in Ciniza Refinery weighted average selling prices and a 9% increase in service station merchandise sales contributed to increased revenues. Offsetting these increases was a decline in third party sales from the Company's ethanol plant due to a temporary suspension of operations in October 1995.

     The increase in service station merchandise sales is the result of increased same store volumes and a net increase in sales from thirteen new or remodeled units over eleven units that have been disposed of in the last twelve months.

     The volumes of refined products sold through retail outlets increased approximately 1% from 1995 third quarter levels due to a 5% increase in service station volumes, offset in part by a 20% decline in volumes sold from the travel center. Service station volumes have increased due in part to the addition of twelve new units and one remodeled unit, offset by a loss in volume from the sale of eleven units and a slight decline in same store volumes resulting from increased competition.

     Revenues for the nine months ended September 30, 1996, increased $147.2 million or 64% to $375.8 million from $228.6 million in the comparable 1995 period. Finished product sales of $120.0 million from the Bloomfield Refinery accounts for approximately 82% of the increase. In addition, a 15% increase in Ciniza Refinery weighted average selling prices and a 12% increase in service station merchandise sales contributed to increased revenues. Offsetting these increases was a decline in third party sales from the Company's ethanol plant.

     The increase in service station merchandise sales is the result of increased same store volumes and a net increase in sales from thirteen new or remodeled units over eleven units that have been disposed of.

     The volumes of refined products sold through retail outlets decreased approximately 3% from 1995 nine month levels due to a 15% decrease in volumes sold from the travel center and an 1% decline in service station volumes resulting from increased competition, the sale of eleven units and a slight decline in same store volumes, offset in part by the addition of twelve new units and one remodeled unit.

COST OF PRODUCTS SOLD
---------------------
     For the three months ended September 30, 1996, cost of products sold increased $46.8 million or 87% to $100.5 million from $53.7 million for the corresponding 1995 period. Cost of products sold of $36.1 million relating to the Bloomfield Refinery accounts for approximately 77% of the increase. Also contributing to increased costs was a 21% increase in average crude oil costs and a 10% increase in the cost of merchandise sales from the service stations. These increases were partially offset by a decrease in costs relating to the temporary suspension of operations of the Company's ethanol plant.

     For the nine months ended September 30, 1996, cost of products sold increased $107.7 million or 67% to $267.3 million from $159.6 million for the corresponding 1995 period. Cost of products sold of $91.7 million relating to the Bloomfield Refinery accounts for approximately 85% of the increase. Also contributing to increased costs was a 14% increase in average crude oil costs and a 14% increase in the cost of merchandise sales from the service stations. These increases were partially offset by a decrease in costs relating to the temporary suspension of operations of the Company's ethanol plant and the liquidation of certain lower cost LIFO inventory layers which resulted in a reduction in cost of products sold of approximately $2.8 million compared to a similar reduction of approximately $300,000 in 1995.

OPERATING EXPENSES
------------------
     For the three months ended September 30, 1996, operating expenses increased $3.0 million or 23% to $16.1 million from $13.1 million in the three months ended September 30, 1995.

     For the nine months ended September 30, 1996, operating expenses increased $9.9 million or 26% to $47.4 million from $37.5 million in the nine months ended September 30, 1995.

     Operating expenses in both comparative periods increased approximately 24% due to the acquisition of the Bloomfield Refinery and 4% due to increases in payroll and related costs for other operations. Partially offsetting these increases was a decrease of 7% due to the temporary suspension of operations of the ethanol plant.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the three months ended September 30, 1996, depreciation and amortization increased approximately $1.5 million or 51% to $4.5 million from $3.0 million in the comparable 1995 period. For the nine months ended September 30, 1996, depreciation and amortization increased approximately $3.5 million or 38% to $12.9 million from $9.4 million in the same 1995 period. The increases are primarily the result of the acquisition of the Bloomfield Refinery, along with the addition of service station and transportation assets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     For the three months ended September 30, 1996, selling, general and administrative expenses increased approximately $90,000 or 3% to $3.4 million from $3.3 million in the corresponding 1995 period. The increase is primarily the result of expense accruals for incentive bonus plans, along with increases in payroll and related costs, offset in part by expense reductions for decreases in estimated liabilities for self insured workman's compensation and property and casualty claims.

     For the nine months ended September 30, 1996, selling, general and administrative expenses increased approximately $2.9 million or 31% to $12.4 million from $9.5 million in the corresponding 1995 period. The increase is primarily the result of expense accruals for incentive bonus plans, increases in payroll and related costs and expense accruals for estimated severance tax assessments and environmental expenditures. These increases were partially offset by expense reductions for decreases in estimated liabilities for self insured workman's compensation and property and casualty claims.

INTEREST EXPENSE, NET
---------------------
     For the three months ended September 30, 1996, net interest expense (interest expense less interest income) increased $351,000 or 15% to $2.7 million from $2.3 million in the same 1995 period. For the nine months ended September 30, 1996, net interest expense increased $2.5 million or 39% to $9.0 million from $6.5 million in the same 1995 period. The increase in both periods is primarily due to a decline in investment income because of a decrease in excess funds available for investment and an increase in interest expense from the addition of certain variable rate long-term debt, both related to the acquisition of the Bloomfield Refinery in October 1995.

INCOME TAXES
------------
     Income taxes for the three and nine months ended September 30, 1996 and 1995 were computed in accordance with Statement of Financial Accounting Standards No. 109, resulting in effective tax rates of approximately 39% for the 1996 periods and 32% for the 1995 periods. The difference in the two rates is primarily due to estimated alcohol fuel tax credits in 1995, resulting from the operation of the Company's ethanol plant which temporarily suspended operations in October 1995, as well as estimated coal seam gas tax credits in 1995, as they relate to varying amounts of estimated annual income.

DISCONTINUED OPERATIONS
-----------------------
     On August 30, 1996, the Company completed the sale of substantially all of its exploration and production assets for $25,500,000. Certain assets of the exploration and production business with a net asset value of approximately $6,500,000 were retained by the Company, primarily a working interest in certain natural gas properties that qualify for the coal seam gas tax credits under Section 29 of the Internal Revenue Code, an office building and some equipment. Certain of the retained assets are subject to a production payment classified as other liabilities in the Company's consolidated balance sheet. The retained assets have been reclassified primarily as other assets and will be utilized in the Company's continuing operations. Future coal seam gas tax credits, when earned, will be used to offset income taxes payable.

     The three and nine month periods ended September 30, 1996 and 1995 reflect nominal net earnings or losses.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS
-------------------------
     Net cash provided by operating activities of continuing operations totaled $47.2 million for the nine months ended September 30, 1996, compared to $18.4 million for the comparable 1995 period. Operating cash flows increased primarily as the result of improved cash flows from operations (net earnings + depreciation and amortization + deferred taxes) and the differences in the net changes in working capital items in each period.

WORKING CAPITAL
---------------
     Working capital at September 30, 1996, consisted of current assets of $94.3 million and current liabilities of $72.2 million, or a current ratio of 1.30:1. At December 31, 1995, the current ratio was 1.86:1 with current assets of $108.9 million and current liabilities of $58.5 million. The Company's current ratio has declined primarily as the result of using cash generated from operations and the sale of the Company's exploration and production assets for the payment of long-term debt and capital expenditures.

     Current assets have decreased since December 31, 1995, primarily due to decreases in the net assets of discontinued operations, inventories and prepaid insurance and deposits, offset in part by increases in cash and cash equivalents and accounts receivable. The net assets of discontinued operations have decreased because of the sale or reclassification of the net assets of the Company's exploration and production operations. Inventories have decreased primarily as the result of a 31% decline in pipeline and onsite crude oil inventory volumes, offset in part by an increase in crude oil acquisition costs and the liquidation of certain lower cost LIFO inventory layers. Deposits have decreased because of the refund of funds placed in escrow in connection with the proposed acquisition of the Wingate fractionation plant which was ultimately not completed. Cash and cash equivalents have increased in part from increased operating cash flows and the sale of the Company's exploration and production operations. Accounts receivable have increased due to increases in trade receivables, resulting from higher sales volumes and prices, and excise tax refunds due on product transfers to the Company's Albuquerque Terminal. Current liabilities have increased due to an increase in accounts payable and accrued expenses. Accounts payable have increased primarily due to an increase in the volume and cost of raw materials. Accrued expenses have increased primarily due to an increase in accrued income taxes, accrued interest and accrued incentive plan costs.

CAPITAL EXPENDITURES AND RESOURCES
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment and other assets totaled approximately $20.9 million for the first nine months of 1996, including the acquisition of seven retail units; the construction and remodeling of various other retail units; the acquisition of finished product and crude truck transports; and upgrades and turnaround expenditures to improve operations and efficiencies at the refineries. Capital expenditures for the fourth quarter are estimated to be approximately $10.0 million.

     In the first nine months of 1996, the Company received proceeds of approximately $4.1 million from the sale of six operating service stations. A gain of approximately $238,000 resulted from these sales.

     On August 30, 1996, the Company completed the sale of substantially all of its exploration and production assets for $25,500,000. Certain assets of the exploration and production business with a net asset value of approximately $6,500,000 were retained by the Company, primarily a working interest in certain natural gas properties that qualify for the coal seam gas tax credits under Section 29 of the Internal Revenue Code, an office building and some equipment. Certain of the retained assets are subject to a production payment classified as other liabilities in the Company's consolidated balance sheet. The retained assets have been reclassified primarily as other assets and will be utilized in the Company's continuing operations. Future coal seam gas tax credits, when earned, will be used to offset income taxes payable.

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

CAPITAL STRUCTURE
-----------------
     At September 30, 1996, and December 31, 1995, the Company's long-term debt was 46.4% and 56.5% of total capital, respectively. The decrease is primarily due to the repayment of long-term debt and an increase in stockholders' equity due to net earnings. Subsequent to September 30, 1996, the Company repaid an additional $6.3 million of long-term debt bringing the Company's long-term debt to total capitalization percentage to 44.9%. At September 30, 1996, the Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentage was 39.8%.

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

     In October 1995, the Company entered into a Credit Agreement with a group of banks under which $30.0 million was borrowed pursuant to a three-year unsecured revolving term facility to provide financing for the purchase of the Bloomfield Refinery. This revolving term facility has been prepaid from cash on hand and proceeds from the sale of the Company's exploration and production operations. The $30.0 million that was repaid is currently available under this facility for the acquisition of property, plant and equipment.

     In addition, the Credit Agreement contains a three-year unsecured working capital facility to provide working capital and letters of credit in the ordinary course of business. The availability under this working capital facility is the lesser of (i) $40.0 million, or (ii) the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories as defined in the Credit Agreement. At September 30, 1996, the lesser amount was $40.0 million. There were no direct borrowings under this arrangement at September 30, 1996, and there were $16.0 million of irrevocable letters of credit outstanding, primarily to secure purchases of raw materials.

     The Company's Board of Directors has authorized the repurchase of up to 1,500,000 shares of the Company's common stock. In 1996, through the end of October, the Company repurchased 123,200 shares of its common stock at a weighted average price of $14.98 including commissions. From the inception of the stock repurchase plan, the Company has repurchased 1,062,700 shares at a weighted average cost of $9.27.

     On August 14, 1996, the Company's Board of Directors declared a cash dividend on common stock of $0.05 per share payable to stockholders of record on October 24, 1996. This dividend was paid on November 6, 1996. Future dividends, if any, are subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors.

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

     Based on projections of local crude oil availability from the field, current levels of usage of Alaska North Slope crude oil and the Company's inventory levels, the Company believes an adequate crude oil supply will be available, without the use of significant additional supplemental supply alternatives, to sustain both refineries' operations at planned levels, at least through 1997.

     There have been various announcements and discussions within the industry regarding the possible building or expansion of product pipelines, some of which could impact portions of the Company's marketing areas, either directly or indirectly. If certain of these proposals are implemented, they could result in increased competition in portions of the Company's markets for refined products.

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

ITEM 5.  OTHER

     At a meeting of the Board of Directors held on August 14, 1996, Anthony J. Bernitsky was elected to the Company's Board of Directors. Mr. Bernitsky has over 40 years of experience in the oil industry and is founder, co-owner and President of Sandia Oil Company, a wholesale and retail gasoline business. Prior to founding Sandia Oil Company, Mr. Bernitsky was President of Malco, a petroleum marketing company, and prior to that held various petroleum marketing positions with Malco and Conoco.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10 - Amendment No. 1, dated August 14, 1996, to 1989 Stock
          Incentive Plan.

     11 - Computation of Per Share Data.

     27 - Financial Data Schedule.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1996.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

                           GIANT INDUSTRIES, INC.


                           /s/ A. WAYNE DAVENPORT
                           --------------------------------------------
                           A. Wayne Davenport
                           Vice President and Chief Financial Officer
                           (Principal Financial and Accounting Officer)

Date: November 12, 1996