Form 10-K405
period 1996-12-31
GIANT INDUSTRIES INC
filed 1997-03-28
CIK 856465

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1996.

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

                          Yes [X]       No [ ]

     As of February 28, 1997, 11,097,867 shares of the registrant's Common Stock, $.01 par value, were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $100,200,000 based on New York Stock Exchange closing prices on February 28, 1997.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following documents are incorporated by reference in
Part III of this Form 10-K Report:

     Proxy Statement for Registrant's 1997 Annual Meeting of
Stockholders - Items 10, 11, 12, and 13.

                              PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES.

GENERAL

     Giant Industries, Inc., a Delaware corporation ("Giant" or the "Company"), through its wholly-owned subsidiary Giant Industries Arizona, Inc. ("Giant Arizona"), is engaged in the refining and marketing of petroleum products. The Company is the largest refiner and one of the largest marketers of petroleum products in the Four Corners area of the southwestern United States where New Mexico, Arizona, Colorado and Utah adjoin. The Company provides petroleum products through company-operated retail facilities, independent wholesalers and retailers, industrial/commercial accounts and sales and exchanges with major oil companies.

     The Company was incorporated in 1989 to effect the concurrent merger of Giant Arizona and Hixon Development Company ("Hixon"), now Giant Exploration and Production ("Giant E&P"), into wholly-owned subsidiaries of the Company. Giant Arizona was founded in 1961 and operated as a sole proprietorship until incorporation in the State of Arizona in 1969. Hixon was incorporated in the State of Texas in 1964. Concurrently with the merger of Giant Arizona and Hixon, the Company completed an initial public offering of 2,788,750 shares of the Company's Common Stock. At December 31, 1996, the Company had 11,097,867 shares of outstanding Common Stock.

     In early 1996, the Company approved a plan of disposition for its oil and gas operations. The decision was based upon management's review of the prospects for this operation, which indicated that substantial new capital would be necessary to further develop this business and reach an acceptable level of profitability and integration. On August 30, 1996, the Company completed the sale of substantially all of its oil and gas assets for $25,500,000. Certain oil and gas assets with a net asset value of approximately $4,300,000, including a production payment, were retained by the Company. These assets consist primarily of a working interest in certain natural gas properties that qualify for the coal seam gas tax credits under
Section 29 of the Internal Revenue Code, an office building and some equipment.

     The Company's long-term strategy is to increase its integration of refined products sold and to capture a significant portion of the anticipated future growth in demand for refined products in the Four Corners market. This strategy is designed to increase control over the distribution of a greater portion of the Company's refined products through their sale in the Company's retail network. The Company also intends to increase its market presence in its secondary markets, including the Phoenix and Tucson areas, which could provide additional opportunities for selective market expansion. Through selective acquisitions, the Company plans to expand into new markets outside the Four Corners area where the Company's management believes it can duplicate its business strategy.

REFINING AND MARKETING

     REFINING

     Giant Arizona owns and operates two refineries. The Ciniza refinery is located on 880 acres near Gallup, New Mexico and the Bloomfield refinery is located on 285 acres near Farmington, New
Mexico. Both of these refineries are geographically located in the Four Corners area. This area serves as the Company's primary market for its refined products and as the primary source of its crude oil and natural gas liquids ("NGLs") supplies.

     Management believes that the technical capabilities of both refineries, together with the high quality of locally available feedstocks, enable the Company to achieve refinery yields which are comparable to that achieved by larger more complex refineries located outside of the area. Both refineries are equipped with fluid catalytic cracking, naphtha hydrotreating, reforming, and LPG recovery units, as well as diesel hydrotreating and sulfur recovery units to manufacture low sulfur diesel fuel. The Ciniza refinery utilizes an alkylation process to manufacture high octane gasoline from its catalytic cracking unit olefins. The Bloomfield refinery accomplishes this using a catalytic polymerization unit. The Ciniza refinery is also equipped with isomerization and cogeneration facilities. These processing configurations enable the refineries to yield in excess of 90% high value products, including gasoline, diesel fuel and jet fuel, from each barrel of crude oil refined. The refineries manufacture a product slate that includes 100% unleaded gasoline and 100% low sulfur diesel fuel.

     Set forth below is data with respect to refinery operations and the primary refined products produced during the indicated periods.

                                                 Year Ended December 31,
                                          ------------------------------------
                                          1996    1995(1) 1994    1993    1992
                                          ----    ----    ----    ----    ----
Feedstock throughput:(2)
  Crude oil                              34,800  23,700  19,100  20,300  20,800
  NGLs and oxygenates                     5,400   5,000   4,500   5,000   4,800
                                         ------  ------  ------  ------  ------
     Total                               40,200  28,700  23,600  25,300  25,600
                                         ======  ======  ======  ======  ======
Crude oil throughput (as a % of total)      87%     83%     81%     80%     81%
Rated crude oil capacity utilized           90%     88%     92%     98%    101%
Refinery margin ($/bbl)                  $ 6.21  $ 5.13  $ 5.60  $ 6.69  $ 4.77
Products:(2)
  Gasoline                               24,900  18,500  15,200  16,300  16,100
  Diesel fuel                            10,900   7,200   5,200   5,400   5,400
  Jet fuel                                1,100     900   1,300   1,800   2,000
  Other                                   3,300   2,100   1,900   1,800   2,100
                                         ------  ------  ------  ------  ------
     Total                               40,200  28,700  23,600  25,300  25,600
                                         ======  ======  ======  ======  ======
High Value Products:
  Gasoline                                  62%     65%     64%     65%     63%
  Diesel fuel                               27%     25%     22%     21%     21%
  Jet fuel                                   3%      3%      6%      7%      8%
                                         ------  ------  ------  ------  ------
     Total                                  92%     93%     92%     93%     92%
                                         ======  ======  ======  ======  ======

(1) The 1995 operating data reflects the operations of the Bloomfield refinery effective October 4, 1995.

(2) Average barrels per day

     The purchase of the Bloomfield refinery in October 1995 increased the Company's total rated crude oil refining capacity owned by 18,000 bpd.

     Each refinery operating unit requires regular maintenance and repair shutdowns (referred to as "turnarounds") during which it is not in operation. Turnaround cycles vary for different units. In general, refinery turnarounds are managed so that some units continue to operate while others are down for scheduled maintenance. Maintenance turnarounds are implemented using refinery personnel as well as some additional contract labor. Turnaround work proceeds on a continuous 24-hour basis in order to minimize unit down time. Giant has historically expensed current maintenance charges and capitalized turnaround costs which are then amortized over the estimated period until the next turnaround which is generally twenty-four to forty-eight months depending on the unit involved.

     In general, a major refinery turnaround is scheduled every four years. The most recent major turnaround occurred at the Ciniza refinery during March and April 1994. A major turnaround is scheduled for the Bloomfield refinery in the second quarter of 1997. Unscheduled maintenance shutdowns also occur, but the Company believes that the record of both refineries with respect to unscheduled maintenance shutdowns is generally good compared with the industry as a whole.

     RAW MATERIAL SUPPLY

     The refineries primarily process a mixture of high gravity, low sulfur crude oil, condensate and NGLs and a material known as Lisbon condensate. The locally produced, high quality crude oil known as Four Corners Sweet is the primary feedstock for the refineries. The refineries also supplement their supply of crude oil with Alaska North Slope ("ANS") crude oil, accessed from the West Coast through the Company's gathering systems interconnection with the Four Corners and Texas-New Mexico pipeline systems, which together can transport approximately 65,000 barrels per day. The Ciniza refinery also has access to West Texas Intermediate and other lesser known crude oils by rail, should the need arise and should economic conditions allow the use of such alternate crude oils.

     The Company believes that local crude oil production currently approximates 98% of aggregate local crude oil demand. Secondary recovery projects implemented in 1996 in some units in the gathering area have increased local production. Based on projections of local crude oil availability from the field and current levels of usage of ANS, the Company believes an adequate crude oil supply will be available, without the use of significant additional supplemental supply alternatives, to sustain refinery operations at planned levels, at least through 1997.

     The Company continues to evaluate other supplemental crude oil supply alternatives for its refineries on both a short-term and long-term basis. Among other alternatives, the Company has considered making additional equipment modifications to increase its ability to use alternative crude oils and natural gas liquids and could install additional rail facilities to enable the Company to provide incremental crude oil and other intermediate feedstocks to supplement local supply sources in the most cost effective manner. The Company understands that production of ANS is declining and is aware of proposals that would, at some time in the future, eliminate the shipping of ANS through the Four Corners pipeline system. In such event, the Company has identified potential opportunities for accessing other supplemental crude oil supplies via this pipeline. In addition, the Four Corners area produces significant amounts of NGLs, most of which are currently shipped out of the area by pipeline. The Company will undertake several projects at its refineries in 1997 to increase its ability to utilize NGLs, which historically are a lower cost feedstock than crude oil, in the production of gasoline. These 1997 projects should increase the amount of natural gasoline used by the Company's refineries by approximately 2,500 barrels per day and will result in the production of an equivalent number of barrels per day of additional gasoline.

     If additional supplemental crude oil becomes necessary, the Company intends to implement then available alternatives as necessary and as is most advantageous under the then prevailing conditions. The Company currently believes that the most desirable strategy to supplement local crude oil supplies, on a long-term basis, would be the delivery of supplemental crude oil from outside of the Four Corners area by pipeline. Such crude oil may be of lesser quality than locally available crude oils, and the Company believes such crude oil will generally have a delivered cost greater than that of locally available crude oil. Implementation of supplemental supply alternatives may result in additional raw material costs, operating costs, capital costs, or a combination thereof in amounts which are not presently ascertainable by the Company but which will vary depending on factors such as the specific alternative implemented, the quantity of supplemental feedstocks required, and the date of implementation. Implementation of some supply alternatives requires the consent or cooperation of third parties and other considerations beyond the control of the Company.

     Crude oil is acquired from a number of sources, including major oil companies and large and small independent producers, under arrangements which contain market-responsive pricing provisions. Many of these arrangements are subject to cancellation by either party or have terms that are not in excess of one year. In addition, these arrangements are subject to periodic renegotiation. A portion of the refineries' purchases are structured as exchange agreements. In such exchanges, purchases are made in conjunction with matching sales to the supplier at other domestic locations, as may be negotiated periodically. The effect of such arrangements is to make a portion of the cost of the refineries' supply dependent upon market conditions in other locations, which may differ from those pertaining to the Four Corners area. In addition, the Company participates in various government supply programs available to smaller refiners.

     In addition to crude oil, the Ciniza refinery currently has the capability of processing approximately 5,200 barrels per day of NGLs, consisting of natural gasoline, normal butane and isobutane. NGLs are used as gasoline blending components and to supply the isomerization and alkylation units. NGLs increase the percentage of gasoline and the octane levels that the refinery can produce, which typically increase the Company's refining margins. NGLs further enhance refinery margins because the Company has historically been able to purchase NGLs at a lower cost per barrel than crude oil.

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

     As stated above, the Company will undertake several projects in 1997 to increase its ability to use natural gas liquids in the production of gasoline.

     OXYGENATES

     The Company owns a dry mill ethanol processing plant in Portales, New Mexico. The ethanol plant has the capacity to produce approximately 14.0 million gallons of ethanol per year, 137,000 tons of protein-enriched cattlefeed and beverage quality carbon dioxide. Ethanol is an oxygenate which can be used as a gasoline blending component. Oxygenates are oxygen-containing compounds that can be used as a motor vehicle fuel supplement to reduce motor vehicle carbon monoxide emissions. The use of gasoline containing oxygenates has been government-mandated in a number of metropolitan areas near Giant's operations.

     On October 2, 1995, the Company announced the temporary suspension of operations at the facility due to high grain costs. The Company anticipates that it will be able to purchase sufficient quantities of oxygenates from third parties at acceptable prices during the period the plant's operations are suspended. Based on current raw material and product prices, the Company currently plans to reopen the plant in 1997.

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

MARKETING AND DISTRIBUTION

     THE FOUR CORNERS MARKET. The Four Corners area is the primary market area for the Company's refined products. The Company's New Mexico market includes the greater Albuquerque area, the largest market in New Mexico. Substantially all of the Company's refined products are distributed in the Four Corners market. The Company estimates that, during 1996, its gasoline production was distributed 57% in New Mexico, 28% in Arizona, 10% in Colorado and 5% in Utah; and its diesel production was distributed 56% in New Mexico, 29% in Arizona, 11% in Colorado and 4% in Utah. The Company's truck transports support refinery sales in its primary market as well as its secondary markets. These vehicles hauled approximately 40% of the refineries' sales barrels in 1996.

     REFINED PRODUCT SALES. During 1996, the Company sold approximately 9,200,000 barrels of gasoline and 3,900,000 barrels of diesel fuel from its refineries. The Company's retail units sold an equivalent of approximately 22% of these gasoline and 14% of these diesel sales. Gasoline and diesel deliveries made through product exchanges with large oil companies accounted for approximately 24% of the volume sold by the refineries. The remaining gasoline and diesel sales were made to wholesalers, retailers and industrial/commercial customers. Supplementing sales barrels sourced from both refineries were periodic purchases, for resale, of gasoline and diesel from other sources. Specific economic and/or market conditions are the major factors affecting the timing and volume of these resale transactions.

     The Company's other refined products, including military jet fuels, are marketed to various third party customers.

     RETAIL MARKETING. At December 31, 1996, the Company operated 52 service station/convenience stores located in New Mexico, Arizona and Colorado, one more unit than in 1995, and a Travel Center located on I-40 adjacent to the Ciniza refinery near Gallup, New Mexico. The Company's retail units sold approximately 105,800,000 gallons of gasoline and diesel fuel in 1996 compared to approximately 107,400,000 gallons in 1995, a 1 1/2% decrease. Merchandise sales increased approximately 7% in 1996, to $49,100,000 from $45,700,000. This increase was primarily due to an aggressive remodeling program, improved merchandising and the addition of higher volume units with increased merchandising capacity, which replaced lower volume, underperforming units, which were sold.

     During 1996, the Company acquired seven units, constructed two new units, and sold eight units. One unit was closed for remodeling in late 1996 and is scheduled to reopen in the first quarter of 1997. In addition, a number of new sites were acquired in 1996 for planned growth in 1997. The Company plans to acquire or construct a minimum of twenty-six units during 1997. This additional growth is expected to be in the Company's primary and secondary market areas. In addition, other sites are expected to be acquired during 1997 to continue future retail expansion and several rebuilds and remodels will also be undertaken.

     During 1996, the Company continued to look for acquisition opportunities to expand its retail marketing. In June, the Company completed the acquisition of seven Diamond Shamrock retail units in the Four Corners area. These will continue to be operated under the Diamond Shamrock brand for a period of time. In 1997, the Company will continue to look for acquisition opportunities to expand its retail marketing in areas that are consistent with its strategic refining and marketing objectives.

     The majority of the Company's service stations are typically modern high-volume self-service stations. During 1996, the Company remodeled twenty-eight units and continued its program to install credit card readers in dispensers at its higher volume units. Card readers were installed at eight units and new product dispensers were installed at two units. In addition, the Company installed state-of-the-art integrated point of sale equipment at nineteen units. The program to upgrade dispensers and card readers is expected to continue during 1997.

     The Company's service stations are augmented with convenience stores at many locations, which provide items such as general merchandise, alcoholic and nonalcoholic beverages, fast foods, health and beauty aids and automotive products. In 1996, the Retail Division expanded its proprietary fast food operations in three of its newly constructed and remodeled units. "The Deli at Giant", now in eight stores, offers a full-scale deli and fast food menu.

     The Company owns and operates a Travel Center adjacent to the Ciniza refinery on I-40. The Travel Center provides a direct market for a portion of the Ciniza refinery's diesel production and allows diesel fuel to be sold at virtually no incremental transportation cost. In the twelve months ended December 31, 1996, the Company sold approximately 15,400,000 gallons of diesel fuel at the Travel Center (approximately 18% of the Ciniza refinery's total diesel production). The Travel Center facility includes 18 high volume diesel fuel islands, a large truck repair facility, and a 29,000 square foot shopping mall. The facility contains a 265 seat full service restaurant, two large convenience stores, a fast food diner, a 24-hour movie theater, a gift shop, a western wear and boot shop, a hair salon and other accommodations such as showers, laundry, security and lighted parking.

EMPLOYEES

     The Company and its subsidiaries employed approximately 1,500 persons on February 28, 1997, including approximately 1,400 full-time and approximately 100 part-time employees. Approximately 1,250 were employed in refining and marketing operations including 100 part-time employees. Of these, 700 (including 70 part-time) were employed in the service station division and 250 (including 10 part-time) were employed at the Travel Center. The Company currently has no labor union employees.

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

     The Company is aware of a number of proposals or industry discussions regarding product pipeline projects that if or when undertaken and completed could impact portions of its marketing areas, either directly or indirectly. One of these projects, the expansion of the Emerald Line into Albuquerque, is being implemented and is currently scheduled for completion in 1997. Another of these proposed projects would result in a refined products pipeline from Southeastern New Mexico to the Albuquerque and Farmington markets. The various proposed projects involve new construction of connecting pipelines and in some cases the reversal of existing crude oil or natural gas liquids pipelines. The completion of some or all of these projects would result in increased competition by increasing the amount of refined products available, either directly or indirectly, in the Albuquerque and Farmington market areas.

     The principal competitive factors affecting the Company's retail marketing business are location of service stations, product price, product quality, appearance and cleanliness of service stations and brand identification.

     REGULATORY, ENVIRONMENTAL AND OTHER MATTERS AFFECTING REFINING
AND MARKETING

     OPERATIONS. The Company's refining and marketing operations are subject to a variety of federal, state and local health and environmental laws and regulations governing the discharge of pollutants into the air and water, product specifications, and the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials. The Company believes that the refineries are capable of processing currently utilized feedstocks in substantial compliance with existing, currently effective environmental laws and regulations. However, environmental laws and regulations are becoming increasingly stringent, and the Company is aware of regulations which will become effective in the future which may affect the refining and marketing industry. The following currently appear to be the most significant of such laws and regulations as they relate to the Company's operations. Where possible, the Company has attempted to estimate a range of its costs of compliance based upon its current understanding of such laws and regulations. The current estimates of costs provided are preliminary only and actual costs may differ significantly from these estimates.

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

     The Amendments also require EPA to adopt emission standards for categories of hazardous air pollutant sources. In accordance with this directive, EPA has adopted emission standards that apply to hazardous air pollutants emitted by petroleum refineries. The standards are applicable to emissions from, among other things, process vents, storage vessels, equipment leaks, wastewater operations and gasoline loading racks. The Company believes its compliance costs may be approximately $3.0 million to $3.5 million, which will be incurred over a period of approximately five years beginning in 1997.

     EPA has adopted regulations requiring underground storage tanks that were installed before December 1988 to be in compliance with specified standards by December 1998. In particular, steel tanks, and associated steel piping, must be protected against corrosion and devices must be in place to prevent tank spills and overfills. Underground storage tanks that were installed after December 1988 already are subject to these requirements. The underground storage tanks at all but seven of the Company's service stations satisfy the 1998 standards. The Company anticipates that it will make the necessary modifications at all of these stations in 1997, at a cost of approximately $500,000.

     At the request of the governor of the State of Arizona, EPA has issued proposed regulations that would make gasoline sold within Maricopa County subject to the Amendments' Reformulated Gasoline ("RFG") program. As proposed, the Program would become effective for all persons other than retailers and wholesale purchaser-consumers on June 1, 1997 and would become effective for retailers and wholesale purchaser-consumers on July 1, 1997. EPA has indicated that it would allow Maricopa County to leave the RFG program if an opt-out request was submitted by the governor prior to January 1, 1998. Because the amount of refined products manufactured at the Company's refineries and sold in Maricopa County has been very small, the Company does not intend to make the changes necessary to produce RFG if EPA's proposed regulations are adopted. The Company has other alternatives for supplying its retail units in Maricopa County, such as acquiring RFG by trade with other companies.

     The Company does not believe that any other gasoline produced at the refineries would be subject to the Amendments' RFG regulatory program, unless a state governor requests that Reformulated Gasoline be required in certain other areas.

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

     NOTICES OF VIOLATIONS. Notices of Violations and similar governmental notices ("NOVs") are issued by governmental authorities and may allege violations of environmental requirements. The Company is in receipt of a NOV, dated February 9, 1993, from the New Mexico Environment Department ("NMED") alleging that the Company failed to comply with certain notification requirements contained in one of the permits applicable to the Ciniza refinery's land treatment facility. As a result, the Company has submitted a proposal for closure of the land treatment facility. Although there is no guarantee, the Company anticipates that NMED will approve the proposal later this year. NMED has indicated that it probably will not require the Company to undertake any cleanup activities if the land treatment facility is closed, although periodic monitoring and site maintenance could be required. The Company has not disposed of any hazardous waste at the land treatment facility since 1990.

     The Company has received other NOVs from time to time. The Company has responded or intends to respond to all such matters. The Company does not believe any such matters to be material.

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

     The Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank that was located in Bloomfield, New Mexico. The Company believes that all or a portion of the tank and the 5.5 acres owned by the Company on which the tank was located may have been a part of a refinery owned by various other parties that ceased operations approximately thirty-five years ago. The Company completed a site investigation in 1995, which indicates that contaminated groundwater may extend approximately 300 feet south of the property boundary. Without admitting liability for the contamination, the Company intends to conduct remediation activities under the oversight of the New Mexico Oil Conservation Division ("OCD"). The Company has approximately $250,000 accrued as an environmental reserve in relation to this site.

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

     FARMINGTON PROPERTY/LEE ACRES LANDFILL. In 1973, the Company constructed the Farmington refinery which was operated until 1982. The Company became aware of soil and shallow groundwater contamination at this facility in 1985. The Company hired environmental consulting firms to investigate the contamination and undertake remedial action. The consultants identified several areas of contamination in the soils and shallow groundwater underlying the Farmington property. A consultant to the Company has indicated that contamination attributable to past operations at the Farmington property has migrated off the refinery property, including a hydrocarbon plume that appears to extend no more than 1,800 feet south of the refinery property. Remediation activities are ongoing by the Company under OCD's supervision. The Company had reserved approximately $1,000,000 for possible environmental expenditures relating to its Farmington property, of which approximately $700,000 still remains.

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

     The Lee Acres Landfill was added to the National Priorities List as a Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") Superfund site in 1990. In connection with this listing, EPA defined the site as the Landfill and the Landfill's associated groundwater plume. EPA excluded any releases from the Farmington
refinery itself from the definition of the site.   In May 1991, EPA
notified the Company that it may be a potentially responsible party under CERCLA for the release or threatened release of hazardous substances, pollutants or contaminants at the Landfill.

     In September 1996, BLM made its proposed plan of action for the Landfill available to the public. Remediation alternatives examined by BLM in connection with the development of its proposed plan ranged in projected cost from no cost to approximately $14.5 million. BLM is proposing the adoption of a remedial action alternative that it believes would cost approximately $3.9 million to implement.

     BLM's $3.9 million cost estimate is based on certain assumptions which may or may not prove to be correct and is contingent on confirmation that remedial actions, once implemented, are adequately addressing Landfill contamination.

     BLM has received public comment on its proposed plan. The Company understands that BLM, EPA and NMED intend to consult to select the final remedy for the site.

     Based on current information, the Company does not believe it needs to record a liability in relation to the BLM's proposed plan. In 1989, a consultant to the Company estimated, based on various assumptions, that the Company's potential liability could be approximately $1.2 million. This figure was based upon estimated Landfill remediation costs significantly higher than those being proposed by BLM. The figure was also based on the consultant's evaluation of such factors as available clean-up technology, BLM's involvement at the site and the number of other entities that may have had involvement at the site. The consultant, however, did not conduct an analysis of any potential legal defenses and arguments including possible setoff rights. Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs of a site even though the party was responsible for only a small part of such costs. Actual liability, if any, may differ significantly from the consultant's estimate.

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

     BLOOMFIELD REFINERY. In connection with the acquisition of the Bloomfield refinery, the Company assumed certain environmental obligations including Bloomfield Refining Company's ("BRC") obligations under an Administrative Order issued by EPA in 1992 pursuant to RCRA (the "Order"). The Order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. The Company has established an environmental reserve of $2.25 million in connection with this matter.

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

     TAXES. The Company is subject to audit on an ongoing basis of the various taxes that it pays to federal, state, local and tribal agencies. These audits may result in assessments or refunds along with interest and penalties. In some cases the jurisdictional basis of the taxing authority is in dispute and is the subject of litigation or administrative appeals. In one such case, the Company has produced crude oil and natural gas, or purchases crude oil as a first purchaser, from properties located in a geographic area outside the boundaries of the Navajo Indian Reservation in which the Navajo Tribe has asserted the right to impose severance and other taxes. A portion of the Company's pipeline gathering system also is located in this geographic area. The extent of the Tribe's taxing authority in the geographic area is subject to doubt. The Company has received several tax assessments from the Tribe pertaining to the geographic area, including a $1.8 million severance tax assessment issued in November 1991. The Company has invoked its appeal rights with the Tribe's Tax Commission in connection with these matters and intends to oppose the severance tax assessment. It is the Company's position that it is in substantial compliance with the laws applicable to the disputed area and, therefore, has accrued a liability in regards thereto for substantially less than the amount of the original assessment. It is possible that the Company's assessments will have to be litigated by the Company before final resolution. The Company also may receive further tax assessments. The Company intends to continue purchasing activities in the geographic area.

DISCONTINUED OPERATIONS

OIL & GAS OPERATIONS

     In early 1996, the Company approved a plan of disposition for its oil and gas operations. The decision was based upon management's review of the prospects for this operation, which indicated that substantial new capital would be necessary to further develop this business and reach an acceptable level of profitability and integration. On August 30, 1996, the Company sold substantially all of its oil and gas assets to Central Resources, Inc., a privately owned oil and gas company based in Denver, Colorado. The assets were sold for $25,500,000. The Company retained its ownership in natural gas wells located in San Juan County, New Mexico which qualified for federal coal seam gas tax credits under Section 29 of the Internal Revenue Code. Future Section 29 tax credits, estimated to be approximately $3.2 million, generated from natural gas production will be realized by the Company and, when earned, will be used to offset income taxes payable through the year 2002. These wells are subject to a production payment to Central Resources, Inc., under which the natural gas reserves related to these wells will be produced for the benefit of the buyer, as well as a "suboperating" agreement under which the buyer assumes substantially all of the responsibilities and risks of operation of the wells. Additionally, the Company retained an office building located at 2200 Bloomfield Highway, Farmington, New Mexico.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to ordinary routine litigation incidental to its business. There is also hereby incorporated by reference the information under the headings "Regulatory, Environmental and Other Matters Affecting Refining and Marketing" in Items 1 and 2, the discussions contained in Item 7, and the information regarding contingencies in Note 15 to the Consolidated Financial Statements in
Item 8.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

     Executive Officers of the Registrant.

                                                        Executive
                                                         Officer
Name                 Age  Position                        Since
----                 ---  --------                      ---------
James E. Acridge     56   President and Chief          October 1989
                          Executive Officer

Fredric L. Holliger  49   Executive Vice President     October 1989
                          and Chief Operating
                          Officer

A. Wayne Davenport   48   Vice President and               May 1994
                          Chief Financial Officer

Morgan Gust          49   Vice President and            August 1990
                          General Counsel, Vice
                          President Administration
                          and Secretary

     The officers of the Company are elected annually by the Board of Directors and each officer serves until his successor is chosen and qualified or until his earlier resignation or removal. There are no family relationships among the officers of the Company.

     James E. Acridge has served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company since October 1989. Mr. Acridge also serves as Chairman of the Nominating Committee. Mr. Acridge started Giant Arizona in 1969 and has served continuously as its Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Acridge is also Chairman of the Board of Directors of Giant E&P.

     Fredric L. Holliger has served as a director, Executive Vice President and Chief Operating Officer of the Company since October 1989. Mr. Holliger joined Giant Arizona, the Company's principal wholly-owned subsidiary, as Senior Vice President and President of the Giant refining division in February 1989 and continues to serve as a director, Executive Vice President and Chief Operating Officer of Giant Arizona. Since May 1993, Mr. Holliger has also served as a director, President and Chief Executive Officer of Giant E&P, which was the Company's other principal wholly-owned subsidiary until the Company sold substantially all of its oil and gas assets in August 1996.

     A. Wayne Davenport served as Vice President and Corporate Controller commencing May 1994 and, since May 1995, serves as Vice President and Chief Financial Officer of the Company. He also serves in such positions for Giant Arizona and Giant E&P. Prior to joining the Company in March 1994, Mr. Davenport was an investor in crude oil and natural gas properties and a consultant to the industry. From February 1987 to September 1992, he served in various positions, the last being Executive Vice President and Chief Financial Officer, with Hondo Oil
& Gas Company, a company engaged in refining, marketing, exploration and production.

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

                           PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The principal United States market on which the Company's Common Stock is traded is the New York Stock Exchange. The high and low sales prices for the Common Stock for each full quarterly period as reported on the New York Stock Exchange Composite Tape for the last two fiscal years is as follows:

                 Quarter Ended        High      Low
               ------------------    ------    ------
               December 31, 1996     16 1/8    13 3/4
               September 30, 1996    16 1/4    13 3/8
               June 30, 1996         15 5/8    12 1/4
               March 31, 1996        14        10 7/8

               December 31, 1995     12 1/4     9 5/8
               September 30, 1995    11 3/8     7 7/8
               June 30, 1995          8 7/8     7 1/8
               March 31, 1995         8 7/8     6 5/8

     For 1996 and 1995, the Company's Board of Directors declared quarterly cash dividends on common stock of $0.05 per share. Any future dividends are subject to the results of the Company's operations, declarations by the Board of Directors and existing debt covenants, as described below.

    The Company has issued $100,000,000 of 9 3/4% Senior Subordinated Notes ("Notes"). The Notes were issued pursuant to an Indenture dated November 29, 1993 (the "Indenture") among the Company, its Subsidiaries, as guarantors, and NBD Bank, National Association, as trustee. The Indenture contains a number of covenants, which, among other provisions, place restrictions on the payment of dividends. At December 31, 1996, retained earnings available for dividends under the terms of the Indenture was approximately $16,123,000. The Indenture includes the payment of dividends in its definition of "Restricted Payments" which are subject to limitations, the most significant of which are summarized as follows:

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

     There were 267 holders of record of Common Stock on February 28, 1997.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table summarizes recent financial information of the Company. This selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations at Item 7 and the Consolidated Financial Statements, related notes thereto, and the Auditors' Report included in Item 8 hereof:

                              FINANCIAL AND OPERATING HIGHLIGHTS
               (In Millions, Except Percentages, Per Share and Operating Data)

                                                            Year Ended December 31,
                                             ----------------------------------------------------
                                               1996       1995       1994       1993       1992
                                             --------   --------   --------   --------   --------
FINANCIAL STATEMENT DATA
Continuing Operations:
  Net Revenues                               $  499.2   $  332.9   $  291.6   $  313.2   $  301.7
  Operating Income                               39.7       20.6       20.1       31.4       15.3
  Net Earnings                                   17.0        7.7        7.4       17.5        7.1
  Earnings Per Common Share                      1.52        .68        .61       1.43        .58
Discontinued Operations
  Net Earnings (Loss)(1)                                      .2       (2.9)     (11.3)      (9.5)
  Earnings (Loss) Per Common Share                           .01       (.24)      (.92)      (.78)
Weighted Average Common
  Shares Outstanding                             11.2       11.5       12.1       12.2       12.2
Dividends Paid Per Common Share                   .20        .20
Stockholders' Equity                            122.1      109.7      109.7      105.9       98.6
Book Value Per Common Share                     11.00       9.75       9.15       8.69       8.07
Return on Average Stockholders' Equity           14.7%       7.2%       4.2%       5.8%
Total Assets                                    324.0      324.9      279.4      274.4      233.3
Working Capital                                  21.5       50.3       86.4       88.0       47.2
Long-Term Debt as a Percentage
  of Total Capitalization                        48.1%      56.5%      51.4%      52.5%      46.8%
Long-Term Debt                                  113.1      142.7      116.1      117.3       86.9

OPERATIONS DATA - CONTINUING OPERATIONS:
REFINING AND MARKETING:(2)
  Rated Crude Oil Capacity Utilized                90%        88%        92%        98%       101%
  Refinery Sourced Sales Barrels (Bbls/Day)    38,814     27,430     23,054     24,412     24,477
  Average Crude Oil Costs ($/Bbl)            $  21.80   $  18.41   $  16.97   $  18.09   $  20.21
  Refinery Margin ($/Bbl)                    $   6.21   $   5.13   $   5.60   $   6.69   $   4.77
  Service Stations:
    Fuel Gallons Sold (In Thousands)(3)        87,499     85,872     85,550     71,129     67,708
    Product Margin ($/Gallon)(3)             $  0.201   $  0.196   $  0.200   $  0.185   $  0.152
    Merchandise Sold ($ In Thousands)        $ 42,037   $ 38,091   $ 32,727   $ 22,367   $ 18,159
    Merchandise Margin                             30%        30%        29%        28%        27%
    Number of Outlets at Year End                  52         51         50         50         41
  Travel Centers:(4)
    Fuel Gallons Sold (In Thousands)           18,298     21,522     30,337     32,148     38,253
    Product Margin ($/Gallon)                $  0.104   $  0.102   $  0.118   $  0.128   $  0.121
    Merchandise Sold ($ In Thousands)        $  7,092   $  7,640   $  9,929   $ 10,125   $ 10,041
    Merchandise Margin                             46%        47%        45%        45%        47%
    Number of Outlets at Year End                   1          1          1          2          2
 Retail Fuel Volumes Sold as a % of
    Refinery Sourced Sales Barrels(3)              18%        26%        33%        28%        28%


(1) The 1994, 1993 and 1992 amounts include a $2.2 million, $9.9 million and $8.6 million net of tax charge, respectively, for the reduction of the carrying value of crude oil and natural gas properties.

(2) Operations data includes the operations of the Bloomfield refinery from October 4, 1995.

(3) In the fourth quarter of 1996, certain operations previously reported as part of the Company's retail division were transferred to the refining division as part of a reorganization. The amounts reflected here have been restated to reflect this reorganization.

(4)  The Company's Giant Express travel center was sold November 2,
     1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995
---------------------------------------------------------------------
     The primary factors affecting the results of the Company's 1996 continuing operations as compared to its 1995 continuing operations are the acquisition of the Bloomfield refinery in the beginning of the fourth quarter of 1995, an increase in 1996 refinery margins and the temporary suspension of operations at the Company's ethanol production plant during 1996.

     In early 1996, the Company approved a plan of disposition for its oil and gas assets. In August 1996, the Company completed the sale of substantially all of these assets. The operations connected with these assets are classified as discontinued operations in the Company's consolidated financial statements for all years presented.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
-------------------------------------------------------
     Earnings from continuing operations before income taxes were $28.2 million for the year ended December 31, 1996, an increase of approximately $16.8 million from $11.4 million for the year ended
December 31, 1995. The increase is primarily the result of the acquisition of the Bloomfield refinery and increases in average refinery margins of approximately 21%. These increases were partially offset by increases in operating and administrative costs.

REVENUES
--------
     Revenues for the year ended December 31, 1996, increased $166.3 million or 50% to $499.2 million from $332.9 million in the comparable 1995 period. Finished product sales of $130.3 million from the Bloomfield refinery accounts for approximately 78% of the increase. In addition, a 19% increase in Ciniza refinery weighted average selling prices and a 10% increase in service station merchandise sales contributed to increased revenues. Offsetting these increases was a decline in third party sales from the Company's ethanol plant due to a temporary suspension of operations during 1996.

     The increase in service station merchandise sales is the result of a 9% increase in same store volumes and a net increase in sales during the year from fourteen units that have been acquired or constructed in the last twenty-four months over thirteen units that have been disposed of during the same period.

     The volumes of refined products sold through retail units decreased approximately 1% from 1995 levels due to a 15% decline in volumes sold from the Company's travel center, offset in part by a 2% increase in service station volumes. It is believed that travel center volumes have declined because of increased local competition due to the construction of several new truck stops in the Company's market area in the past several years. Service station volumes have increased due to a net increase in sales volumes during the year from the fourteen units that have been acquired or constructed in the last twenty-four months over the thirteen units that have been disposed of during the same period. This increase was offset by a slight decline in same store volumes resulting from increased competition. Average monthly sales volumes during the last two years for the fourteen units acquired or constructed is approximately 151,000 gallons per month compared to 104,000 gallons per month for the thirteen units that have been disposed of.

COST OF PRODUCTS SOLD
---------------------
     For the year ended December 31, 1996, cost of products sold increased $127.6 million or 54% to $361.9 million from $234.3 million in the corresponding 1995 period. Cost of products sold of $101.0 million relating to the Bloomfield refinery accounts for approximately 79% of the increase. Also contributing to increased costs was an 18% increase in average crude oil costs and a 12% increase in the cost of merchandise sales from the service stations. These increases were partially offset by a decrease in costs relating to the temporary suspension of operations at the Company's ethanol plant and the liquidation of certain lower cost crude oil LIFO inventory layers which resulted in a reduction in cost of products sold of approximately $2.8 million in 1996 compared to a similar reduction of approximately $0.5 million in 1995.

OPERATING EXPENSES
------------------
     For the year ended December 31, 1996, operating expenses increased $12.4 million or 24% to $64.3 million from $51.9 million in the year ended December 31, 1995.

     Operating expenses increased due to the acquisition of the Bloomfield refinery (18%) and for other operations (12%). The 12% increase for other operations is due to increases in payroll and related costs (6%), higher fuel costs at the Ciniza refinery (1%) and for various other expense increases (5%). Partially offsetting these increases was a decrease of 6% due to the temporary suspension of operations at the ethanol plant. Payroll and other costs have increased due to annual wage increases and, in the retail operations, due to expanded programs such as twenty-four hour operations, fuel pump island attendant program, pay at the pump program, deli operations and store remodeling and expansion.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the year ended December 31, 1996, depreciation and amortization increased approximately $4.3 million or 32% to $17.6 million from $13.3 million in the same 1995 period. The increase is primarily the result of the acquisition of the Bloomfield refinery, along with the addition of service station and transportation assets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     For the year ended December 31, 1996, selling, general and administrative expenses increased approximately $2.8 million or 22% to $15.6 million from $12.8 million in the corresponding 1995 period. The increase is primarily the result of expense accruals for incentive bonus plans (14%), increases in payroll and related costs (5%), expense accruals for estimated severance tax assessments(2%) and increases in various other general expense categories (10%). These increases were partially offset by 1996 expense reductions for decreases in estimated liabilities for self insured workman's compensation and property and casualty claims and other items (9%).

INTEREST EXPENSE (INCOME)
-------------------------
     For the year ended December 31, 1996, interest expense increased approximately $0.8 million or 7% to $12.3 million from $11.5 million in the same 1995 period. The increase is primarily related to the addition of certain variable rate long-term debt incurred to finance the acquisition of the Bloomfield refinery, offset in part by a reduction in other long-term debt.

     For the year ended December 31, 1996, interest and investment income decreased approximately $1.4 million or 66% to $0.8 million from $2.2 million in 1995. The decrease is primarily due to a decrease in excess funds available for investment related to the acquisition of the Bloomfield refinery in October 1995 and, in 1996, to the use of operating cash flows and the proceeds from the sale of the Company's oil and gas assets for the payment of long-term debt and capital expenditures.

INCOME TAXES
------------
     Income taxes for the years ended December 31, 1996 and 1995 were computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, resulting in effective tax rates of approximately 39% and 32%, respectively. The difference in the two rates is primarily due to alcohol fuel tax credits generated from the operation of the Company's ethanol plant, which temporarily suspended operations in October 1995, as well as coal seam gas tax credits in 1995.

DISCONTINUED OPERATIONS
-----------------------

     On August 30, 1996, the Company completed the sale of substantially all of its oil and gas assets for $25.5 million. The transaction was structured so that the Company retained only the oil and gas properties that will generate future coal seam gas tax credits under Section 29 of the Internal Revenue Code. The reserves related to these properties will be produced by the buyer and tax credits will be realized by the Company. The net asset value assigned to these properties is approximately $4.3 million and is included in other assets and liabilities in the accompanying Consolidated Balance Sheet. The Company also retained an office building and some equipment.
Future coal seam gas tax credits, when earned, will be used to offset income taxes payable.

     Loss on the disposal of the oil and gas segment for 1996 is a loss on the sale of the oil and gas properties of approximately $18,000, including a provision for income taxes of $53,000, offset by earnings from operations of approximately $5,000, including income tax benefits of $861,000. For 1995 and 1994, earnings (loss) from operations were $143,000, net of income taxes of $154,000, and $(2,934,000), net of income tax benefit of $1,351,000, respectively. A pre-tax charge for a reduction of the carrying value of crude oil and natural gas properties of $3,395,000 was recorded in 1994.

OUTLOOK
-------
     The Company intends to focus its efforts in 1997 on increasing and developing its retail operations through construction and acquisition, while continuing to seek additional opportunities to expand refining capacity through acquisition and selected refinery projects. The Company's future results of operations are primarily dependent on producing and selling sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994
---------------------------------------------------------------------
     The primary factors affecting the results of the Company's 1995 continuing operations as compared to its 1994 continuing operations were the acquisition of the Bloomfield refinery in the beginning of the fourth quarter of 1995, a decline in refinery margins, an increase in refinery sourced sales volumes from the Ciniza refinery and the temporary suspension of operations at the Company's ethanol production plant in October 1995.

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

     The volumes of refined products sold through retail outlets decreased approximately 7% from 1994 levels due to a 29% decrease in volumes sold from the travel centers, primarily related to the sale of the Giant Express, and a slight increase in service station volumes resulting in part from the addition of six new units, offset by reduced volumes at some units due to increased competition and the sale or remodeling of several units.

COST OF PRODUCTS SOLD
---------------------
     For the year ended December 31, 1995, cost of products sold increased $38.8 million or 20% to $234.3 million from $195.5 million for the corresponding 1994 period. Cost of products sold of $22.4 million relating to the Bloomfield refinery accounts for approximately 58% of the increase. Also contributing to increased costs was an 8% increase in average crude oil costs and a 5% increase in the volume of finished products sold from the Ciniza refinery, along with a 15% increase in the cost of merchandise sales from the service stations. The increase is partially offset by a decrease in costs relating to the temporary suspension of operations at the ethanol plant and a decrease in merchandise sales from the travel centers.

OPERATING EXPENSES
------------------
     For the year ended December 31, 1995, operating expenses increased approximately $0.1 million to $51.9 million from $51.8 million in the corresponding 1994 period.

     Operating expenses increased approximately 5% due to the acquisition of the Bloomfield refinery and 5% due to payroll and related costs for other continuing operations. Partially offsetting these increases were declines of approximately 4% due to the sale of the Giant Express, 2% due to the temporary suspension of operations at the ethanol plant, 1% due to lower purchased fuel costs for the Ciniza refinery and 3% due to various other expense decreases.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the year ended December 31, 1995, depreciation and amortization increased $1.1 million or 9% to $13.3 million from $12.2 million in the corresponding 1994 period. The increase is primarily related to the acquisition of the Bloomfield refinery and the separate purchase of crude oil gathering operations in September 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     For the year ended December 31, 1995, selling, general and administrative expenses increased approximately $0.9 million or 7% to $12.8 million from $11.9 million in the corresponding 1994 period. The increase is primarily the result of a reduction in 1994 first quarter expenses from the recording of a $1.0 million insurance settlement relating to environmental costs incurred in prior years and higher payroll costs in the 1995 period. Offsetting these items was a reduction in expenses from no management incentive bonus being accrued in the 1995 period and reductions in 1995 expenses for a decrease in the estimated liability for self insured workmen's compensation claims and an adjustment in the estimated allowance for doubtful accounts.

INTEREST EXPENSE (INCOME)
-------------------------
     For the year ended December 31, 1995, interest expense decreased approximately $0.3 million or 3% to $11.5 million from $11.8 million in the same 1994 period. The decrease is primarily related to the reduction of certain fixed rate long-term debt and the capitalization of interest in the 1995 period, offset in part by the addition of certain variable rate long-term debt incurred in part to finance the acquisition of the Bloomfield refinery.

     For the year ended December 31, 1995, interest and investment income increased approximately $0.5 million or 29% to $2.2 million from $1.7 million. The increase is primarily due to interest received on the refund of income taxes paid in prior periods and higher interest rates. These increases were partially offset by a decrease due to a decline in the amount of excess funds available for investment.

INCOME TAXES
------------
     Income taxes for the years ended December 31, 1995 and 1994 were computed in accordance with SFAS No. 109, resulting in effective tax rates of approximately 32% and 26%, respectively. The difference in rates is due in part to the amounts of alcohol fuel tax credits generated in 1994 compared to 1995, relating to the temporary suspension of operations at the Company's ethanol plant, as well as coal seam gas tax credits generated in each year, as they relate to varying amounts of annual income.

DISCONTINUED OPERATIONS
-----------------------
     For the years ended December 31, 1995 and 1994, the Company's oil and gas operations ("Giant E&P") recorded net earnings of $0.1 million and a net loss of $2.9 million, respectively. The improvement is primarily due to a writedown in the carrying value of crude oil and natural gas properties in the third quarter of 1994, and in 1995, to increases in crude oil and natural gas production, along with an increase in crude oil selling prices, offset in part by a decline in natural gas selling prices.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS
-------------------------
     Net cash provided by operating activities of continuing operations totaled $42.8 million for the year ended December 31, 1996, compared to $24.5 million for the comparable 1995 period. Operating cash flows increased primarily as the result of the acquisition of the Bloomfield refinery.

WORKING CAPITAL
---------------
     Working capital at December 31, 1996, consisted of current assets of $86.5 million and current liabilities of $65.0 million, or a current ratio of 1.33:1. At December 31, 1995, the current ratio was 1.86:1, with current assets of $108.9 million and current liabilities of $58.5 million. The Company's current ratio has declined primarily as the result of using cash generated from operations and the sale of the Company's oil and gas assets for the payment of long-term debt and capital expenditures.

     Current assets have decreased since December 31, 1995, primarily due to decreases in the net assets of discontinued operations and inventories, offset in part by increases in cash and cash equivalents and accounts receivable. The net assets of discontinued operations have decreased because of the sale or reclassification of the net assets of the Company's oil and gas operations. Inventories have decreased primarily as the result of processing crude oil inventories. Cash and cash equivalents have increased in part from a net increase in operating cash flows, proceeds from the sale of the Company's oil and gas assets and borrowings on the Company's working capital line, offset by payments on long-term debt and for the acquisition of property, plant and equipment. Accounts receivable have increased due to increases in trade receivables, resulting from higher sales volumes and prices, and excise tax refunds due on product transfers to the Company's Albuquerque Terminal. Current liabilities have increased due to an increase in accounts payable and accrued expenses. Accounts payable have increased primarily due to increases in the volume and cost of raw materials. Accrued expenses have increased primarily as the result of a contingent payment related to the acquisition of the Bloomfield refinery and an increase in accruals for incentive bonus and 401(k) plans.

CAPITAL EXPENDITURES AND RESOURCES
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment and other assets totaled approximately $27.5 million for the year 1996, including the acquisition of seven retail units; the construction of two and the reconstruction or remodeling of twenty-eight retail units; the acquisition of finished product and crude truck transports; and upgrades and turnaround expenditures at the refineries.

     In addition, the Company accrued approximately $2.3 million for estimated preacquisition environmental liabilities assumed in the purchase of the Bloomfield refinery. The Company also accrued a contingent payment related to this acquisition of approximately $6.9 million. Both of these amounts have been added to property, plant and equipment and allocated to the assets acquired.

     For 1996, the Company received proceeds of approximately $4.4 million from the sale of eight operating service stations. A gain of approximately $0.1 million resulted from these sales.

     As described above, the Company completed the sale of substantially all of its oil and gas assets in 1996 for $25.5 million.

     In October 1995, the Company temporarily closed its ethanol processing plant in Portales, New Mexico due to high grain prices. Based on current raw material and product prices, the Company currently plans to reopen the plant in 1997.

     The Company has budgeted approximately $81.4 million for capital expenditures in 1997. Of this amount, approximately $10.7 million is budgeted for non-discretionary projects that are required by law or regulation or to maintain the physical integrity of existing assets. These expenditures are primarily for operational and environmental projects at the refineries, including a major maintenance turnaround at the Bloomfield refinery scheduled for the second quarter of 1997. The remaining budget of $70.7 million is for discretionary projects to sustain or enhance the current level of operations, increase earnings on existing or new business and to expand operations. The primary projects in this later category include retail site acquisitions and the acquisition or construction of twenty-six retail units, capacity enhancement projects at the refineries and transportation facility and equipment upgrades. In addition to these budgeted amounts, the Company could incur an additional contingent payment related to the acquisition of the Bloomfield refinery, in accordance with the Bloomfield refinery acquisition agreement, if certain criteria are met.

     The amount of these capital projects that are actually undertaken in 1997 will depend on, among other things, identifying acceptable acquisitions, general business conditions and results of operations. The capital projects undertaken are expected to be funded from operating cash flows, future borrowings and lease financings. The Company is also actively pursuing the possible sale or exchange of non-strategic or underperforming assets. Future liquidity, both short and long-term, will continue to be primarily dependent on producing and selling sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses.

     Changes in the tax laws, changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may increase future capital expenditure levels. In addition, the Company continues to investigate strategic acquisitions as well as additional capital improvements to its existing facilities.

     Much of the capital currently planned to be spent by the Company for environmental compliance is integrally related to operations or to operationally required projects. The Company does not specifically identify capital expenditures related to such projects on the basis of whether they are for environmental as opposed to economic purposes. However, with respect to capital expenditures budgeted primarily to satisfy environmental regulations, it is estimated that approximately $0.7 million, $0.5 million and $0.6 million was spent in 1996, 1995 and 1994, respectively, and $2.2 million is expected to be spent in 1997. With respect to the Company's operating expenses for environmental compliance, while records are not kept specifically identifying or allocating such expenditures, management believes that the Company incurs significant operating expense for such purposes.

CAPITAL STRUCTURE
-----------------
     At December 31, 1996 and 1995, the Company's long-term debt was 48.1% and 56.5% of total capital, respectively. The decrease is primarily due to the repayment of long-term debt and an increase in stockholders' equity due to net earnings. At December 31, 1996 and 1995, the Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 45.1% and 54.8%, respectively.

     The Company's capital structure includes $100 million of 9 3/4% senior subordinated notes due in 2003 ("Notes"). Repayment of the Notes is jointly and severally guaranteed on an unconditional basis by the Company's direct and indirect wholly-owned subsidiaries, subject to a limitation designed to ensure that such guarantees do not constitute a fraudulent conveyance. Except as otherwise allowed in the Indenture pursuant to which the Notes were issued, there are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to the Company in certain circumstances.

     In October 1995, the Company entered into a Credit Agreement with a group of banks under which $30.0 million was borrowed pursuant to a three-year unsecured revolving term facility to provide financing for the purchase of the Bloomfield refinery. This revolving term facility has been repaid from cash on hand and proceeds from the sale of the Company's oil and gas assets. The $30.0 million that was repaid is currently available for reborrowing under this facility for the acquisition of property, plant and equipment. This facility has a floating interest rate that is tied to various short-term indices. At December 31, 1996, this rate was approximately 6.5% per annum.

     In addition, the Credit Agreement contains a three-year unsecured working capital facility to provide working capital and letters of credit in the ordinary course of business. The availability under this working capital facility is the lesser of (i) $40.0 million, or (ii) the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories as defined in the Credit Agreement. At December 31, 1996, the lesser amount was $40.0 million. This facility has a floating interest rate that is tied to various short-term indices. At December 31, 1996, this rate was approximately 6.5% per annum. Direct borrowings under this arrangement were $10.0 million at December 31, 1996, and there were $16.0 million of irrevocable letters of credit outstanding, primarily to secure purchases of raw materials. Borrowings under this facility are generally higher at month end due to payments for raw materials and various taxes. The direct borrowings were repaid in early January 1997.

     The Credit Agreement contains certain covenants and restrictions which require the Company to, among other things, maintain a minimum consolidated net worth; minimum fixed charge coverage ratio; minimum funded debt to total capitalization percentage; and places limits on investments, prepayment of senior subordinated debt, guarantees, liens and restricted payments. The Credit Agreement is guaranteed by substantially all of the Company's direct and indirect wholly-owned subsidiaries. The Company is required to pay a quarterly commitment fee based on the unused amount of each facility.

     In 1996, the Company prepaid its 10.91% senior unsecured note due to an insurance company from operating cash flows and the proceeds from the sale of the Company's oil and gas assets.

     The Company's Board of Directors has authorized the repurchase of a total of 1.5 million shares of the Company's common stock or approximately 12% of all shares issued as of the inception of the repurchase program. These purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. In 1996, the Company repurchased 0.2 million shares of its common stock under this program for approximately $2.8 million. From the inception of the repurchase program, the Company has repurchased 1.1 million shares at a weighted average cost of approximately $9.60 per share, including commissions, for a total cost of approximately $10.8 million. These shares are treated as treasury shares.

     Any repurchased shares are available for a variety of corporate purposes. The number of shares actually repurchased will be dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. The Company may suspend or discontinue the program at any time without notice.

     On December 12, 1996, the Company's Board of Directors declared a cash dividend on common stock of $0.05 per share payable to stockholders of record on January 24, 1996. This dividend was paid on February 6, 1997. For the year 1996, the Board of Directors declared cash dividends on common stock totaling $0.20 per share. Future dividends, if any, are subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors.

OTHER
-----
     Federal, state and local laws and regulations relating to health and the environment affect nearly all of the operations of the Company. As is the case with all companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits involving environmental matters. These matters include soil and water contamination, air pollution and personal injuries or property damage allegedly caused by substances manufactured, handled, used, released or disposed of by the Company. Future expenditures related to health and environmental matters cannot be reasonably quantified in many circumstances for various reasons, including the speculative nature of remediation and cleanup cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, various defenses which may be available to the Company and changing environmental laws and interpretations of environmental laws.

     Rules and regulations implementing federal, state and local laws relating to health and the environment will continue to affect the operations of the Company. The Company cannot predict what health or environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or enforced with respect to products or activities of the Company. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could have an adverse effect on the financial position and the results of operations of the Company and could require substantial expenditures by the Company for the installation and operation of refinery equipment, pollution control systems and other equipment not currently possessed by the Company.

     In May 1991, the Environmental Protection Agency notified the Company that it may be a potentially responsible party for the release, or threatened release, of hazardous substances, pollutants or contaminants at the Lee Acres Landfill, adjacent to the Company's Farmington refinery. This refinery was operated until 1982. Although a final plan of action for the Landfill has not yet been adopted by the Bureau of Land Management ("BLM"), the BLM has developed a proposed plan of action which it projects will cost approximately $3.9 million to implement. This cost projection is based on certain assumptions which may or may not prove to be correct and is contingent on confirmation that the remedial actions, once implemented, are adequately addressing Landfill contamination. For example, if assumptions regarding groundwater mobility and contamination levels are incorrect, BLM is proposing to take additional remedial actions with an estimated cost of approximately $1.8 million. Based on current information, the Company does not believe it needs to record a liability in relation to the BLM's proposed plan. In 1989, a consultant to the Company estimated, based on various assumptions, that the Company's share of potential liability could be approximately $1.2 million. This figure was based upon estimated Landfill remediation costs significantly higher than those being proposed by BLM. The figure was also based on the consultant's evaluation of such factors as available clean-up technology, BLM's involvement at the site and the number of other entities that may have had involvement at the site. The consultant, however, did not conduct an analysis of the Company's potential legal defenses and arguments including possible setoff rights. Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs at a site even though the party was responsible for only a small part of such costs. Actual liability, if any, may differ significantly from the consultant's estimate. In addition, the Company is remediating a hydrocarbon plume that appears to extend no more than 1,800 feet south of its inactive Farmington refinery.

     The Company has established an environmental liability accrual of approximately $3.0 million. Approximately $1.0 million relates to ongoing environmental projects, including the remediation of the hydrocarbon plume described above and hydrocarbon contamination on and adjacent to 5.5 acres the Company owns in Bloomfield, New Mexico. The remaining $2.0 million relates to an original estimate of approximately $2.3 million, recorded in the second quarter of 1996, for certain environmental obligations assumed in the acquisition of the Bloomfield refinery. That amount was recorded as an adjustment to the purchase price and allocated to the assets acquired. The environmental accrual is recorded in the current and long-term sections of the Company's Consolidated Balance Sheet.

     The Company is subject to audit on an ongoing basis of the various taxes that it pays to federal, state, local and tribal agencies. These audits may result in assessments or refunds along with interest and penalties. In some cases the jurisdictional basis of the taxing authority is in dispute and is the subject of litigation or administrative appeals. The Company has received several tax notifications and assessments from the Navajo Tribe relating to crude oil and natural gas removed from properties located outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1.8 million severance tax assessment issued to Giant Arizona in November 1991. The Company has invoked its appeal rights with the Tribe's Tax Commission in connection with this assessment and intends to oppose the assessment. It is the Company's position that it is in substantial compliance with laws applicable to the disputed area and, therefore, has accrued a liability in regards thereto for substantially less than the amount of the original assessment. It is possible that the Company's assessments will have to be litigated by the Company before final resolution. In addition, the Company may receive further tax assessments.

     The Company believes that local crude oil production currently approximates 98% of aggregate local crude oil demand. Secondary recovery projects implemented in 1996 in some units in the gathering area have increased local production. The Company is currently able to supplement local crude oil supplies with Alaska North Slope crude oil ("ANS") through its gathering systems interconnection with the Four Corners and Texas-New Mexico common carrier pipeline systems. Based on projections of local crude oil availability from the field and current levels of usage of ANS, the Company believes an adequate crude oil supply will be available, without the use of significant additional supplemental supply alternatives, to sustain refinery operations at planned levels, at least through 1997.

     The Company continues to evaluate other supplemental crude oil supply alternatives for its refineries on both a short-term and long-term basis. Among other alternatives, the Company has considered making additional equipment modifications to increase its ability to use alternative crude oils and natural gas liquids and could install additional rail facilities to enable the Company to provide incremental crude oil and other intermediate feedstocks to supplement local supply sources in the most cost effective manner. The Company understands that production of ANS is declining and is aware of proposals that would, at some time in the future, eliminate the shipping of ANS through the Four Corners pipeline system. In such event, the Company has identified potential opportunities for accessing other supplemental crude oil supplies via this pipeline. In addition, the Four Corners area produces significant amounts of natural gas liquids, most of which are currently shipped out of the area by pipeline. The Company will undertake several projects at its refineries in 1997 to increase its ability to utilize natural gas liquids, which historically are a lower cost feedstock than crude oil, in the production of gasoline. These 1997 projects should increase the amount of natural gasoline used by the Company's refineries by approximately 2,500 barrels per day and will result in the production of an equivalent number of barrels per day of additional gasoline.

     If additional supplemental crude oil becomes necessary, the Company intends to implement then available alternatives as necessary and as is most advantageous under the then prevailing conditions. The Company currently believes that the most desirable strategy to supplement local crude oil supplies, on a long-term basis, would be the delivery of supplemental crude oil from outside of the Four Corners area by pipeline. Such crude oil may be of lesser quality than locally available crude oils, and the Company believes such crude oil will generally have a delivered cost greater than that of locally available crude oil. Implementation of supplemental supply alternatives may result in additional raw material costs, operating costs, capital costs, or a combination thereof in amounts which are not presently ascertainable by the Company but which will vary depending on factors such as the specific alternative implemented, the quantity of supplemental feedstocks required, and the date of implementation. Implementation of some supply alternatives requires the consent or cooperation of third parties and other considerations beyond the control of the Company.

     The Company is aware of a number of proposals or industry discussions regarding product pipeline projects that if or when undertaken and completed could impact portions of its marketing areas, either directly or indirectly. One of these projects, the expansion of the Emerald line into Albuquerque, is being implemented and is currently scheduled for completion in 1997. Another of these proposed projects would result in a refined products pipeline from southeastern New Mexico to the Albuquerque and Farmington markets. The various proposed projects involve new construction of connecting pipelines and in some cases the reversal of existing crude oil or natural gas liquids pipelines. The completion of some or all of these projects would result in increased competition by increasing the amount of refined products available, either directly or indirectly, in the Albuquerque and Farmington market areas.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive and governmental factors affecting the Company's operations, markets, products, services and prices; the adequacy of raw material supplies; the ability of the Company to successfully abate various tax assessments; the potential effects of various pipeline projects as they relate to the Company's market areas and future profitability and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Giant Industries, Inc.
Scottsdale, Arizona

     We have audited the accompanying consolidated balance sheets of Giant Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Giant Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP

    Phoenix, Arizona
    March 3, 1997

                              GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                                                               December 31,
                                                                          ---------------------
                                                                            1996        1995
                                                                          ---------   ---------
                                                                              (In thousands)
ASSETS

Current assets:
  Cash and cash equivalents                                               $  12,628   $   9,549
  Receivables:
     Trade, less allowance for doubtful accounts of
       $254,000 and $424,000                                                 25,014      22,264
     Income tax refunds                                                       1,355         380
     Other                                                                    4,395       1,381
                                                                          ---------   ---------
                                                                             30,764      24,025
                                                                          ---------   ---------
  Inventories                                                                38,226      42,581
  Prepaid expenses and other                                                  3,252       3,880
  Net assets of discontinued operations                                                  26,689
  Deferred income taxes                                                       1,636       2,145
                                                                          ---------   ---------
     Total current assets                                                    86,506     108,869
                                                                          ---------   ---------
Property, plant and equipment                                               322,260     292,919
  Less accumulated depreciation and amortization                           (108,715)    (94,357)
                                                                          ---------   ---------
                                                                            213,545     198,562
                                                                          ---------   ---------
Other assets                                                                 23,956      17,431
                                                                          ---------   ---------
                                                                          $ 324,007   $ 324,862
                                                                          =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                       $   1,439   $   4,063
  Accounts payable                                                           35,754      34,162
  Accrued expenses                                                           27,772      20,316
                                                                          ---------   ---------
     Total current liabilities                                               64,965      58,541
                                                                          ---------   ---------
Long-term debt, net of current portion                                      113,081     142,676
Deferred income taxes                                                        19,042      12,864
Other liabilities                                                             4,795       1,049
Stockholders' equity:
  Preferred stock, par value $.01 per share, 10,000,000 shares authorized, none issued
  Common stock, par value $.01 per share, 50,000,000
    shares authorized, 12,221,367 and 12,188,629 shares issued                  122         122
  Additional paid-in capital                                                 72,617      72,389
  Retained earnings                                                          60,170      45,373
  Unearned compensation related to restricted stock                                        (151)
                                                                          ---------   ---------
                                                                            132,909     117,733
  Less common stock in treasury-at cost, 1,123,500 and 939,500 shares       (10,785)     (8,001)
                                                                          ---------   ---------
                                                                            122,124     109,732
                                                                          ---------   ---------
                                                                          $ 324,007   $ 324,862
                                                                          =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF EARNINGS

                                                                             Year Ended December 31,
                                                                -----------------------------------------------
                                                                   1996              1995              1994
                                                                -----------       -----------       -----------
                                                                (In thousands except shares and per share data)
Net revenues                                                    $   499,184       $   332,888       $   291,623
Cost of products sold                                               361,864           234,271           195,489
                                                                -----------       -----------       -----------
Gross margin                                                        137,320            98,617            96,134

Operating expenses                                                   64,315            51,856            51,823
Depreciation and amortization                                        17,673            13,345            12,246
Selling, general and administrative expenses                         15,602            12,778            11,930
                                                                -----------       -----------       -----------
Operating income                                                     39,730            20,638            20,135

Interest expense                                                    (12,318)          (11,506)          (11,805)
Interest and investment income                                          771             2,239             1,733
                                                                -----------       -----------       -----------
Earnings from continuing operations before income taxes              28,183            11,371            10,063
Provision for income taxes                                           11,132             3,638             2,608
                                                                -----------       -----------       -----------
Earnings from continuing operations                                  17,051             7,733             7,455

Discontinued operations:
  Earnings (loss) from oil and gas operations (net of taxes)                              143            (2,934)
  Loss on disposal of oil and gas operations (net of taxes)             (13)
                                                                -----------       -----------       -----------
Net earnings                                                    $    17,038       $     7,876       $     4,521
                                                                ===========       ===========       ===========
Earnings (loss) per common share:
  Continuing operations                                         $      1.52       $      0.68       $      0.61
  Discontinued operations                                                                0.01             (0.24)
                                                                -----------       -----------       -----------
  Net earnings                                                  $      1.52       $      0.69       $      0.37
                                                                ===========       ===========       ===========

Weighted average number of shares outstanding                    11,220,380        11,478,779        12,127,481
                                                                ===========       ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                               GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 Unearned
                                                                     Unearned    compen-    Unrealized
                              Common stock                           employee     sation     loss on                       Total
                            ----------------  Additional             benefits   related to  securities    Treasury stock   stock-
                              Shares    Par    paid-in    Retained  related to  restricted  available-  ------------------ holders'
                              issued   value   capital    earnings     ESOP        stock     for-sale    Shares     Cost   equity
                            ---------- -----  ----------  --------  ----------  ----------  ----------  --------  -------- --------
                                                          (In thousands except number of shares)
Balances, January 1, 1994   12,192,770  $122   $72,417    $35,852    $(1,347)    $(1,130)                                  $105,914
Purchase of treasury stock                                                                               202,300 $ (1,652)   (1,652)
Stock options exercised            500               3                                                                            3
Benefits allocated to
  employees by ESOP                                                      833                                                    833
Compensation related to
  restricted stock awards                                                            469                                        469
Restricted stock award
  shares forfeited              (5,641)            (47)                               47
Unrealized loss on
  securities available-
  for-sale                                                                                    $(398)                           (398)
Net earnings                                                4,521                                                             4,521
                            ----------   ----  -------    -------    -------     -------      -----    --------- --------   -------
Balances, December 31, 1994 12,187,629    122   72,373     40,373       (514)       (614)      (398)     202,300   (1,652)  109,690
Purchase of treasury stock                                                                               737,200   (6,349)   (6,349)
Stock options exercised          1,000               8                                                                            8
Benefits allocated to
  employees by ESOP                                                      514                                                    514
Compensation related to
  restricted stock awards                            8                               463                                        471
Dividends declared                                         (2,876)                                                           (2,876)
Change in unrealized loss
  on securities available-
  for-sale                                                                                      398                             398
Net earnings                                                7,876                                                             7,876
                            ----------  ----   -------    -------    -------     -------      -----    --------- --------  --------
Balances, December 31, 1995 12,188,629   122    72,389     45,373                   (151)                939,500   (8,001)  109,732
Purchase of treasury stock                                                                               184,000   (2,784)   (2,784)
Stock options exercised         32,750             216                                                                          216
Compensation related to
  restricted stock awards                           12                               151                                        163
Restricted stock award
  fractional shares
  redeemed/canceled                (12)
Dividends declared                                         (2,241)                                                           (2,241)
Net earnings                                               17,038                                                            17,038
                            ----------   ----  -------    -------    -------     -------      -----    --------- --------  --------
Balances, December 31, 1996 12,221,367   $122  $72,617    $60,170    $           $            $        1,123,500 $(10,785) $122,124
                            ==========   ====  =======    =======    =======     =======      =====    ========= ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                                      GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1996        1995        1994
                                                                                 --------    --------    --------
                                                                                            (In thousands)
Cash flows from operating activities:
  Net earnings                                                                   $ 17,038    $  7,876    $  4,521
  Adjustments to reconcile net earnings to
     net cash provided by continuing operating activities:
     Loss (earnings) from discontinued operations                                      13        (143)      2,934
     Depreciation and amortization                                                 17,673      13,345      12,246
     Deferred income taxes                                                          6,514       1,632      (1,058)
     Restricted stock award compensation                                              163         471         469
     Gain on involuntary conversion of refinery assets                                                       (533)
     Increase (decrease) in other liabilities                                         470        (328)      1,019
     Other                                                                             73          57         341
     Changes in operating assets and liabilities:
       Increase in receivables                                                     (6,718)     (2,513)     (7,200)
       Decrease (increase) in inventories                                           4,355     (10,311)     (8,929)
       Decrease (increase) in prepaid expenses and other                              647      (1,563)      1,120
       Increase in accounts payable                                                 1,644      15,096       5,037
       Increase (decrease) in accrued expenses                                        883         904      (2,121)
                                                                                 --------    --------    --------
Net cash provided by continuing operating activities                               42,755      24,523       7,846
                                                                                 --------    --------    --------
Cash flows from investing activities:
  Refinery acquisition                                                                        (55,000)
  Purchases of property, plant and equipment and other assets                     (27,468)    (22,978)    (17,165)
  Proceeds from sale of property, plant and equipment and other assets              4,587       2,588       5,611
  Insurance proceeds from involuntary conversion of refinery assets                                           438
  Payments received on ESOP loan                                                                  514         833
  Purchases of marketable securities                                                                     (101,562)
  Proceeds from sales and maturities of marketable securities                                  35,991     100,849
  Proceeds from sale of discontinued operations                                    24,106
  Net cash (used) provided by discontinued operations                              (3,831)     (6,150)        639
                                                                                 --------    --------    --------
Net cash used by investing activities                                              (2,606)    (45,035)    (10,357)
                                                                                 --------    --------    --------
Cash flows from financing activities:
  Proceeds of long-term debt                                                       10,000      41,000
  Payments of long-term debt                                                      (42,218)    (14,458)     (3,025)
  Purchase of treasury stock                                                       (2,784)     (6,349)     (1,652)
  Deferred financing costs                                                                       (698)       (100)
  Payment of dividends                                                             (2,284)     (2,302)
  Proceeds from exercise of stock options                                             216           8           3
                                                                                 --------    --------    --------
Net cash (used) provided by financing activities                                  (37,070)     17,201      (4,774)
                                                                                 --------    --------    --------
Net increase (decrease) in cash and cash equivalents                                3,079      (3,311)     (7,285)
Cash and cash equivalents:
  Beginning of year                                                                 9,549      12,860      20,145
                                                                                 --------    --------    --------
  End of year                                                                    $ 12,628    $  9,549    $ 12,860
                                                                                 ========    ========    ========

Noncash Investing and Financing Activities. For the year ended December 31, 1996, the Company accrued $2,250,000 for estimated preacquisition environmental liabilities assumed in the purchase of the Bloomfield refinery and $6,910,000 was incurred as a contingent payment, also related to the acquisition of the Bloomfield refinery. Both of these amounts have been added to property, plant and equipment as an adjustment to the purchase price of the Bloomfield refinery. For the year ended December 31, 1995, two retail units with a net book value of $1,613,000 were exchanged for a finished products terminal and $1,198,000 was incurred as a contingent payment related to the acquisition of the Bloomfield refinery. For the year ended December 31, 1994, a portion of the acquisition price of nine retail units was seller financed for $2,917,000.

The accompanying notes are an integral part of these consolidated financial statements.

                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1--DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

     Giant Industries, Inc. ("Giant" or the "Company") was organized to combine the refining and marketing business of Giant Industries Arizona, Inc. ("Giant Arizona") with the oil and gas business of Hixon Development Company ("Hixon") through a merger in December 1989 in which Giant Arizona and Hixon became wholly-owned subsidiaries of the Company. In conjunction with the merger, the Company completed its initial public offering. In 1990, Hixon was renamed Giant Exploration & Production Company ("Giant E&P").

     In early 1996, the Company approved a plan for disposition of its oil and gas business. On August 30, 1996, the Company completed the sale of substantially all of its oil and gas assets. (See Note 3 for further discussion.)

DESCRIPTION OF BUSINESS

     The Company operates primarily as an independent refiner and marketer of petroleum products. The Company has two operating refineries in New Mexico. The Ciniza refinery, with a crude oil throughput capacity of 20,800 barrels per day ("bpd") and a total capacity including natural gas liquids of 26,000 bpd, is located near Gallup, New Mexico. In October 1995, the Company acquired the Bloomfield refinery, with a crude oil throughput capacity of 18,000 bpd and a total capacity including natural gas liquids of 18,600 bpd, located in Bloomfield, New Mexico. (See Note 2 for further discussion.) The Company also owns an ethanol production plant which supplies ethanol for blending by the Company as well as for sale to third party customers. Due to high grain costs, this facility temporarily suspended operations in October 1995. Based on current raw material and product prices, the Company has reevaluated its options regarding this facility and currently plans to reopen the plant in 1997.

     The Company's principal business is the refining of crude oil into petroleum products which are sold through branded retail outlets as well as through distributors, industrial/commercial accounts and major oil companies. The Company is the largest refiner and one of the largest marketers of petroleum products in the Four Corners area of the southwestern United States where New Mexico, Arizona, Colorado and Utah adjoin. As an adjunct to its retail outlets, the Company sells merchandise through its stores.

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

FUTURES AND OPTION CONTRACTS

   The Company periodically enters into futures or option contracts to hedge its exposure to price fluctuations on crude oil and refined products. Gains and losses on hedge contracts are deferred and reported as a component of the related transaction. For the purposes of the Statement of Cash Flows, hedging transactions are considered to be operating activities.

INTEREST RATE SWAPS

   In the past, interest rate management techniques such as swaps and caps were entered into in order to effectively manage and reduce net interest expense. Net settlements on swap transactions are reported as an adjustment to net interest expense over the life of the associated debt instruments. These debt instruments were repaid in 1996, and the remaining net settlement proceeds were recorded as an adjustment to interest expense.

MARKETABLE SECURITIES

   All marketable securities were sold or matured in 1995. Marketable securities were stated at fair value which was generally estimated based on quoted market prices. Marketable securities were managed as part of the Company's short-term cash management program.

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

PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are stated at cost and are depreciated on the straight-line method over their respective estimated useful lives. The estimated useful lives for the various categories of property, plant and equipment are:

     Buildings and improvements           7-30 years
     Machinery and equipment              7-24 years
     Pipelines                              30 years
     Furniture and fixtures               2-15 years
     Vehicles                              3-7 years

   Routine maintenance, repairs and replacement costs are charged against earnings as incurred. Turnaround costs, which consist of complete shutdown and inspection of significant units of the refineries at intervals of two or more years for necessary repairs and replacements, are deferred and amortized over the period until the next expected shutdown which generally ranges from twenty-four to forty-eight months depending on the type of shutdown and the unit involved. Expenditures which materially increase values, expand capacities or extend useful lives are capitalized. Interest expense is capitalized as part of the cost of constructing major facilities and equipment.

TREASURY STOCK

   The Company's Board of Directors has authorized the repurchase of up to 1,500,000 shares of the Company's common stock or approximately 12% of all shares issued as of the inception of the repurchase program. These purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. Through the end of 1996, the Company had repurchased 1,123,500 shares at a cost of approximately $10,785,000. These shares are being treated as treasury shares.

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

INCOME TAXES

   The provision for income taxes is based on earnings reported in the financial statements. Deferred income taxes are provided on temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes.

EARNINGS (LOSS) PER COMMON SHARE

   Earnings (loss) per common share is computed on the weighted average number of shares of common stock outstanding during each period. The exercise of outstanding stock options would not result in a material dilution of earnings per share.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company adopted this Statement in the first quarter of 1996 and based on an evaluation of its operations in accordance with the criteria specified in the Statement, determined that there was no material impact to the Company's financial position or results of operations.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock Based Compensation." The Company determined that it will not change to the fair value method prescribed in the Statement and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock based compensation. SFAS No. 123 requires additional disclosures to be made in the financial statements.

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1 "Environmental Remediation Liabilities." The Company has not completed the process of evaluating the impact that will result from adopting this SOP.
However, management does not believe the adoption will have a significant impact on the Company's financial position or results of operations. SOP 96-1 is required to be adopted in the first quarter of 1997.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1995 financial statements and notes to conform to the statement classifications used in 1996.

NOTE 2--ACQUISITION:

     On October 4, 1995, the Company completed the purchase of the Bloomfield refinery along with related pipeline and transportation assets from Gary-Williams Energy Co. and its wholly-owned subsidiary, Bloomfield Refining Company ("BRC").

     The purchase price was $55,000,000 plus approximately $7,500,000 for crude oil and refined products inventories associated with the refinery operations. The purchase agreement provides for potential contingent payments to be made to BRC over approximately six years from the acquisition date, not to exceed a present value of $25,000,000, should certain criteria be met. These contingent payments are considered to be additional purchase price and will be allocated to the assets acquired in the same proportions as the original purchase price was allocated, not to exceed the estimated current replacement cost, and amortized over the estimated remaining life of the assets. At December 31, 1996 and 1995, the Company had accrued $6,910,000 and $1,198,000, respectively, under this arrangement relating to 1996 and 1995 operations. In addition, the Company accrued $2,250,000 relating to certain environmental obligations assumed in the purchase. The above accruals have been recorded as additional purchase price and allocated to the assets acquired.

     The following Statements of Earnings compare the consolidated results of Giant, including the results of the Bloomfield refinery, for the year ended December 31, 1996, with the pro forma combined condensed statement of earnings of the Company and BRC ("Pro Forma") for the year ended December 31, 1995. The pro forma statement assumes the transaction was consummated January 1, 1995, and includes the results of operations of the Company and BRC, along with adjustments which give effect to events that are directly attributable to the transaction and which are expected to have a continuing impact.

     The unaudited pro forma combined condensed financial information does not purport to represent the results of operations that actually would have resulted had the purchase occurred on the date specified, nor should it be taken as indicative of the future results of operations.

                               STATEMENTS OF EARNINGS
                        (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                              GIANT        PRO FORMA
                                                              1996           1995
                                                           -----------    -----------
                                                                          (UNAUDITED)
Net revenues                                               $   499,184    $   439,719
Cost of products sold                                          361,864        313,353
                                                           -----------    -----------
Gross margin                                                   137,320        126,366
                                                           -----------    -----------
Operating expenses                                              64,315         61,504
Depreciation and amortization                                   17,673         15,408
Selling, general and administrative expenses                    15,602         14,339
                                                           -----------    -----------
Operating income                                                39,730         35,115
Interest expense, net and other                                 11,547         12,229
                                                           -----------    -----------
Earnings from continuing operations before income taxes         28,183         22,886
Provision for income taxes                                      11,132          8,118
                                                           -----------    -----------
Earnings from continuing operations                        $    17,051    $    14,768
                                                           ===========    ===========
Earnings from continuing operations per common share       $      1.52    $      1.29
                                                           ===========    ===========

NOTE 3 DISCONTINUED OPERATIONS:

     In early 1996, the Company approved a plan of disposition for its oil and gas segment. The decision was based upon management's review of the prospects for this operation, which indicated that substantial new capital would be necessary to further develop this business and reach an acceptable level of profitability and integration.

     The net assets of the oil and gas segment at December 31, 1995, were approximately $26,689,000, consisting primarily of oil and gas properties and related deferred taxes.

     On August 30, 1996, the Company completed the sale of substantially all of its oil and gas assets for $25,500,000. The transaction was structured so that the Company retained only the oil and gas properties that will generate future coal seam gas tax credits under Section 29 of the Internal Revenue Code. The reserves related to these properties will be produced by the buyer and tax credits will be realized by the Company. The net asset value assigned to these properties is approximately $4,300,000 and is included in other assets and liabilities in the accompanying Consolidated Balance Sheet. The Company also retained an office building and some equipment. Future coal seam gas tax credits, when earned, will be used to offset income taxes payable.

     Revenues for the oil and gas operations in 1996, up to the date of sale, were $6,891,000 and were $8,363,000 and $5,959,000 for the years
1995 and 1994, respectively. These revenues are not included in revenues as reported in the Consolidated Statements of Earnings.

     Loss on the disposal of the oil and gas segment for 1996 is a loss on the sale of the oil and gas properties of approximately $18,000, including a provision for income taxes of $53,000, offset by earnings from operations of approximately $5,000, including income tax benefits of $861,000. For 1995 and 1994, earnings (loss) from operations were $143,000, net of income taxes of $154,000, and $(2,934,000), net of income tax benefit of $1,351,000, respectively. A pre-tax charge for a reduction of the carrying value of crude oil and natural gas properties of $3,395,000 was recorded in 1994.

     Coal seam gas tax credits generated from these operations in 1996 of $519,000 were allocated to discontinued operations. Similar tax credits generated in 1995 and 1994 of $700,000 and $635,000, respectively, which could not be used on a separate return basis, were allocated to continuing operations based on the Company's tax sharing arrangement.

NOTE 4--MARKETABLE SECURITIES:

     During 1995, all of the Company's marketable securities, which were classified as available-for-sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," were sold or matured.

     In recording gains and losses on the sale of marketable securities, cost is determined using specific identification. In 1995, the Company realized gross losses of approximately $310,000, offset in part by a $200,000 gain realized on the full payment of certain notes which had been written down by that amount in 1994 to reflect an estimated other than temporary impairment.

NOTE 5--INVENTORIES:

     Inventories consist of the following:

                                                        December 31,
                                                    -------------------
                                                     1996        1995
                                                    -------     -------
                                                       (In thousands)
First-in, first-out ("FIFO") method:
  Crude oil                                         $10,443     $15,465
  Refined products                                   22,462      17,605
  Refinery and shop supplies                          7,439       6,871
Retail method:
  Merchandise                                         2,768       2,721
                                                    -------     -------
     Subtotal                                        43,112      42,662
Allowance for last-in, first-out ("LIFO") method     (4,886)
(81)
                                                    -------     -------
     Total                                          $38,226     $42,581
                                                    =======     =======

     The Company uses the LIFO method of inventory valuation. The portion of inventories valued on a LIFO basis totaled $25,887,000 and $29,710,000 at December 31, 1996 and 1995, respectively. The following data will facilitate comparison with the operating results of companies using the FIFO method.

     If inventories had been determined using the FIFO method at December 31, 1996, 1995 and 1994, net earnings and earnings per share for the years ended December 31, 1996, 1995 and 1994 would have been higher (lower) by $2,883,000 and $0.26, $(268,000) and $(0.02) and
$357,000 and $0.03, respectively.

NOTE 6--PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment, at cost, consist of the following:

                                                       December 31,
                                                  ---------------------
                                                     1996        1995
                                                  ---------    --------
                                                      (In thousands)
Land and improvements                             $  24,053    $ 21,582
Buildings and improvements                           61,955      56,165
Machinery and equipment                             195,964     178,301
Pipelines                                             9,510       8,875
Furniture and fixtures                               16,568      15,195
Vehicles                                              8,372       6,552
Construction in progress                              5,838       6,249
                                                  ---------    --------
  Subtotal                                          322,260     292,919
Accumulated depreciation and amortization          (108,715)    (94,357)
                                                  ---------    --------
    Total                                         $ 213,545    $198,562
                                                  =========    ========

NOTE 7--ACCRUED EXPENSES:

     Accrued expenses are comprised of the following:

                                                          December 31,
                                                      -------------------
                                                       1996        1995
                                                      -------     -------
                                                         (In thousands)
Excise taxes                                          $ 8,212     $ 8,608
Bloomfield refinery acquisition contingent payment      6,910       1,198
Payroll and related costs                               3,804       3,975
Bonus, profit sharing and retirement plans              2,850         538
Interest                                                1,267       1,390
Other                                                   4,729       4,607
                                                      -------     -------
     Total                                            $27,772     $20,316
                                                      =======     =======

NOTE 8--LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                         December 31,
                                                    ---------------------
                                                      1996         1995
                                                    --------     --------
                                                       (In thousands)
9 3/4% senior subordinated notes, due
  2003, interest payable semi-annually              $100,000     $100,000
Unsecured credit agreement, due 1998, floating
  interest rate, interest payable quarterly           10,000       31,000
10.91% senior unsecured note repaid October 1996                    8,750
Notes payable to others, collateralized
  by real estate, 9% to 11%, due 1996 to
  2010, interest payable monthly or annually           2,208        3,645
8% secured promissory note, due 1996 to
  1997, interest payable quarterly                       973        1,945
Other                                                  1,339        1,399
                                                    --------     --------
    Subtotal                                         114,520      146,739
Less current portion                                  (1,439)      (4,063)
                                                    --------     --------
    Total                                           $113,081     $142,676
                                                    ========     ========

     Repayment of the 9 3/4% senior subordinated notes ("Notes") is jointly and severally guaranteed on an unconditional basis by the Company's direct and indirect wholly-owned subsidiaries, subject to a limitation designed to ensure that such guarantees do not constitute a fraudulent conveyance. Except as otherwise allowed in the Indenture pursuant to which the Notes were issued, there are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. General provisions of applicable State law, however, may limit the ability of any subsidiary to pay dividends or make distributions to the Company in certain circumstances.

     No separate financial statements of the subsidiaries are included herein because the subsidiaries are jointly and severally liable; the aggregate assets, liabilities, earnings, and equity of the subsidiaries are substantially equivalent to the assets, liabilities, earnings, and equity of the Company on a consolidated basis; and the separate financial statements and other disclosures concerning the subsidiaries are not deemed material to investors.

     The Indenture supporting the Notes contains certain covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, incur or guarantee debt, pay dividends, sell certain assets or subsidiary stock, engage in certain mergers, engage in certain transactions with affiliates or alter the Company's current line of business. At December 31, 1996, the Company was in compliance with these covenants. In addition, the Company is, subject to certain conditions, obligated to offer to purchase a portion of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, the Company will be required to offer to purchase all of the Notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At December 31, 1996, retained earnings available for dividends under the terms of the Indenture was approximately $16,123,000.

     In October 1995, the Company entered into a Credit Agreement with a group of banks under which $30,000,000 was borrowed pursuant to a three-year unsecured revolving term facility to provide financing for the purchase of the Bloomfield refinery. At December 31, 1996, this revolving term facility had been repaid. The $30,000,000 that was repaid is currently available for reborrowing under this facility for the acquisition of property, plant and equipment. This facility has a floating interest rate that is tied to various short-term indices.

     In addition, the Credit Agreement contains a three-year unsecured working capital facility to provide working capital and letters of credit in the ordinary course of business. The availability under this working capital facility is the lesser of (i) $40,000,000, or (ii) the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories as defined in the Credit Agreement. At December 31, 1996, the lesser amount was $40,000,000. At December 31, 1996, direct borrowings under this arrangement were $10,000,000 and there were $15,928,000 of irrevocable letters of credit outstanding. This facility has a floating interest rate that is tied to various short-term indices and was 6.5% per annum at December 31, 1996.

     The Company is required to pay a quarterly commitment fee based on the unused amount of each facility.

     The Credit Agreement contains certain covenants and restrictions which require the Company to, among other things, maintain a minimum consolidated net worth; minimum fixed charge coverage ratio; minimum funded debt to total capitalization percentage; and places limits on investments, prepayment of senior subordinated debt, guarantees, liens and restricted payments. At December 31, 1996, the Company was in compliance with these covenants. The Credit Agreement is guaranteed by substantially all of the Company's wholly-owned subsidiaries.

     On October 17, 1996, the 10.91% senior unsecured note due to an insurance company was repaid. In 1996, 1995 and 1994, the Company's interest expense was reduced by approximately $363,000, $242,000 and $288,000, respectively, as a result of amortizing the proceeds received from a terminated interest rate swap agreement that was related to this note. At December 31, 1996, the balance of the deferred swap proceeds was fully amortized due to the repayment of the 10.91% note.

     Aggregate annual maturities of long-term debt as of December 31, 1996 are: 1997 - $1,439,000; 1998 - $10,395,000; 1999 - $1,530,000;
2000 - $49,000; 2001 - $56,000; and all years thereafter -
$101,051,000.

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

     The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                      December 31,
                                       ------------------------------------------
                                               1996                 1995
                                       --------------------  --------------------
                                       Carrying  Estimated   Carrying  Estimated
                                        Amount   Fair Value   Amount   Fair Value
                                       --------  ----------  --------  ----------
                                                  (In thousands)
Balance Sheet--Financial
  Instruments:
    Fixed rate long-term debt          $104,449   $108,491   $115,637   $116,259

     The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair values due to the short-term maturities of these instruments. Variable rate long-term debt instruments are estimated to approximate fair values as rates are tied to short-term indices.

FIXED RATE LONG-TERM DEBT

     The fair value of fixed rate long-term debt was determined using quoted market prices, where applicable, or estimated by discounting future cash flows using rates estimated to be currently available for debt of similar terms and remaining maturities.

HEDGING ACTIVITIES

     The Company purchases crude oil futures contracts and options to reduce price volatility, to fix margins in its refining and marketing operations and to protect against price declines for excess inventory volumes. These contracts permit settlement by delivery of commodities and, therefore, are not financial instruments, as defined by SFAS No. 105.

     The Company uses these contracts in its hedging activities. At December 31, 1996, the Company's hedging activities had futures contracts maturing in 1997 covering 16,000 barrels of crude oil. At December 31, 1995, the Company's hedging activities had futures contracts maturing in 1996 covering 85,000 barrels of crude oil and options had been purchased on 240,000 barrels of crude oil. The crude oil options provided the Company downside protection on a portion of crude oil barrels in inventory in excess of current operating needs. The crude oil futures contracts qualify as hedges and any gains or losses resulting from market changes are substantially offset by losses or gains on the Company's hedging contracts. Gains and losses on hedging contracts are deferred and reported as a component of the related transaction. Net deferred (losses)/gains for the Company's petroleum hedging activities were approximately $(30,000) and $116,000 at December 31, 1996 and 1995, respectively.

     The Company is exposed to loss in the event of nonperformance by the other parties to these contracts. However, the Company does not anticipate nonperformance by the counterparties.

NOTE 10--INCOME TAXES:

     The provision for income taxes is comprised of the following:

                                                                  Year Ended December 31,
                                                             -------------------------------
                                                              1996        1995        1994
                                                             -------     -------     -------
                                                                      (In thousands)
Current:  Federal                                            $ 3,712     $ 1,140     $ 3,283
          State                                                  906         866         385
Deferred: Federal                                              5,471       1,438      (1,189)
          State                                                1,043         194         129
                                                             -------     -------     -------
                                                             $11,132     $ 3,638     $ 2,608
                                                             =======     =======     =======

     Income taxes paid in 1996, 1995 and 1994 were $8,909,000, $0, and $5,379,000, respectively.

     A reconciliation of the difference between the provision for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows:

                                                                  Year Ended December 31,
                                                             -------------------------------
                                                              1996        1995        1994
                                                             -------     -------     -------
                                                                      (In thousands)
Income taxes at the statutory U.S. federal income tax rate   $ 9,864     $ 3,980     $ 3,522
Increase (decrease) in taxes resulting from:
   State taxes, net                                            1,346         563         505
   General business credits, net                                            (679)       (910)
   Federal tax credits from nonconventional fuel                            (700)       (635)
   Other, net                                                    (78)        474         126
                                                             -------     -------     -------
                                                             $11,132     $ 3,638     $ 2,608
                                                             =======     =======     =======

     Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes. The tax effected temporary differences and credit carryforwards which comprise deferred taxes are as follows:

                                      December 31, 1996                December 31, 1995
                                ------------------------------   -------------------------------
                                 Assets  Liabilities   Total      Assets  Liabilities   Total
                                -------  -----------  --------   -------  ------------  --------
                                        (In thousands)                   (In thousands)
Nondeductible accruals for
   uncollectible receivables    $   101               $    101    $   168               $    168
Insurance accruals                  373                    373        597                    597
Insurance settlements               213                    213        106                    106
Other nondeductible accruals        208                    208        130                    130
Other reserves                      617                    617        616                    616
Inventory costs capitalized
   for income tax purposes          124                    124        137                    137
Other                                                                 391                    391
                                -------   --------    --------    -------   --------    --------
      Total current               1,636                  1,636      2,145                  2,145
                                -------   --------    --------    -------   --------    --------
Other nondeductible accruals      1,114                  1,114        349                    349
Restricted stock awards                                                     $    (28)        (28)
Operating lease                           $   (938)       (938)               (1,003)     (1,003)
Accelerated depreciation                   (25,717)    (25,717)              (19,953)    (19,953)
Other                                27     (1,664)     (1,637)        42       (979)       (937)
Tax credit carryforwards          8,136                  8,136      8,708                  8,708
                                -------   --------    --------    -------   --------    --------
      Total noncurrent            9,277    (28,319)    (19,042)     9,099    (21,963)    (12,864)
                                -------   --------    --------    -------   --------    --------
      Total                     $10,913   $(28,319)   $(17,406)   $11,244   $(21,963)   $(10,719)
                                =======   ========    ========    =======   ========    ========

     At December 31, 1996, the Company had a minimum tax credit carryforward of approximately $5,537,000 available to offset future income taxes payable to the extent regular income taxes payable exceeds alternative minimum taxes payable. Minimum tax credits can be carried forward indefinitely.

     At December 31, 1996, the Company also had approximately $2,599,000 of general business credits available to offset future regular taxes payable. Pursuant to Federal income tax law, these carryover credits must be used before any minimum tax credit carry-forward can be used. Of the total general business credit available, $214,000 will expire in 2008, $1,341,000 will expire in 2009 and $1,044,000 will expire in 2010.

NOTE 11--EMPLOYEE STOCK OWNERSHIP PLAN:

     The Company and its subsidiaries have an Employee Stock Ownership Plan ("ESOP") which is a noncontributory defined contribution plan established primarily to acquire shares of the Company's common stock for the benefit of all eligible employees.

     The ESOP originally borrowed $6,500,000 from a bank and purchased shares of the Company's common stock from existing shareholders. The loan was purchased by the Company from the bank in 1993 when the loan had a principal balance of $1,347,000. In 1995, the ESOP paid the balance due on the loan of $514,000.

     At December 31, 1996 and 1995, the ESOP's assets included 1,296,088 and 1,435,965 shares of the Company's common stock, respectively. All of these shares have been allocated to the participants. Shares were allocated to participants when principal payments were made on the loan discussed above. The 1996 contribution of $450,000 was invested in a balanced mutual fund. Allocations to participant accounts are made on a formula based on the ratio that each participant's compensation, during the Plan year, bears to the compensation of all such participants. The Company treats all ESOP shares as outstanding for earnings per share purposes.

     Contributions to the ESOP are made at the discretion of the Board of Directors. The Company made contributions of $450,000, $900,000 and $900,000 to the ESOP for 1996, 1995 and 1994, respectively.

NOTE 12--STOCK INCENTIVE PLAN:

     The Company established the 1989 Stock Incentive Plan under which 500,000 shares of the Company's common stock were authorized to be issued to deserving employees in the form of options and/or restricted stock. The Plan is administered by the Compensation Committee of the Board of Directors, but to the extent required under Section 16 of the Securities Exchange Act of 1934, any transaction between the Company or the Plan and an executive officer of the Company that involves a grant, award or other acquisition of the Company's equity securities must be approved by the Board of Directors.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock Based Compensation." The Company has determined that it will not change to the fair value method prescribed in the Statement and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock based compensation.

     The following summarizes stock option transactions:

                                                    WEIGHTED
                                                    AVERAGE
                                                    EXERCISE
Options outstanding at                    SHARES     PRICE
----------------------                   --------   --------
January 1, 1994                          304,857     $8.05
  Granted                                 10,000      9.81
  Exercised                                 (500)     5.25
  Forfeited                               (2,000)     5.25
                                         -------
December 31, 1994                        312,357      8.13
  Exercised                               (1,000)     7.75
  Forfeited                               (5,000)     7.75
                                         -------
December 31, 1995                        306,357      8.14
  Exercised                              (32,750)     6.61
  Forfeited                               (6,600)     6.39
                                         -------
December 31, 1996                        267,007     $8.37
                                         =======
Options exercisable at December 31:
  1996                                   256,573     $8.44
  1995                                   222,973      8.29
  1994                                   154,481      8.41


     The following summarizes information about stock options outstanding at December 31, 1996:

                           OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                 ----------------------------------------     ------------------------
                                   WEIGHTED
                                   AVERAGE       WEIGHTED                     WEIGHTED
                                  REMAINING      AVERAGE                      AVERAGE
    EXERCISE       NUMBER        CONTRACTUAL     EXERCISE       NUMBER        EXERCISE
     PRICES      OUTSTANDING        LIFE          PRICE       EXERCISABLE      PRICE
    --------     -----------     -----------     --------     -----------     --------
    $ 8.96        108,857         2.5 Years       $ 8.96       108,857         $ 8.96
     10.50          5,000         3.6 Years        10.50         5,000          10.50
     10.63         26,000         4.2 Years        10.63        26,000          10.63
      5.25         30,400         5.3 Years         5.25        23,300           5.25
      7.75         86,750         6.3 Years         7.75        86,750           7.75
      9.81         10,000         7.2 Years         9.81         6,666           9.81
                  -------                                      -------
                  267,007         4.4 Years       $ 8.37       256,573         $ 8.44
                  =======                                      =======

     In 1990, an additional 29,500 shares of restricted stock were granted under this plan of which 8,572 were forfeited in 1993 and 1,286 in 1994.

     At December 31, 1996, there were 175,401 shares available for future grants.

     Prior to adoption of the 1989 Stock Incentive Plan, the Company granted shares to employees under Restricted Stock Plans as follows:

                                            Shares
                                           ---------
               1989                        124,097*
               1988                        214,436**

  *Net of 21,045 shares forfeited.
 **Net of 33,757 shares forfeited/redeemed/canceled.

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

NOTE 13--401(k) PLAN:

     In 1993, the Company adopted a 401(k) retirement plan for its employees. This plan complements the Company's Employee Stock Ownership Plan by allowing the employees to invest on a pre-tax basis in non-Giant stock investments thus diversifying their retirement portfolios. For the years ended December 31, 1996, 1995 and 1994, the Company had expensed $800,000, $188,000 and $189,000, respectively, for matching contributions under this plan.

NOTE 14--INTEREST, OPERATING LEASES AND RENT EXPENSE:

     Interest paid and capitalized for 1996 was $12,804,000 and $43,000, for 1995 was $11,833,000 and $190,000 and for 1994 was
$11,644,000 and $0, respectively.

     The Company is committed to annual minimum rentals under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1996 as follows:

                                        Land, building, machinery
                                          and equipment leases
                                        -------------------------
                                             (In thousands)
1997                                              $  939
1998                                                 878
1999                                                 659
2000                                                 396
2001                                                  68
                                                  ------
     Total minimum payments required              $2,940
                                                  ======

     Total rent expense was $1,930,000, $1,982,000 and $1,890,000 for 1996, 1995 and 1994, respectively.

NOTE 15--COMMITMENTS AND CONTINGENCIES:

     The Company and certain subsidiaries are defendants to various legal actions. Certain of these pending legal actions involve or may involve claims for compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of these legal actions, proceedings or claims could be decided adversely. Although the amount of liability at December 31, 1996 with respect to these matters is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial condition or results of operations.

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

     The United States Environmental Protection Agency notified the Company in May 1991 that it may be a potentially responsible party for the release or threatened release of hazardous substances, pollutants, or contaminants at the Lee Acres Landfill, which is owned by the United States Bureau of Land Management ("BLM") and which is adjacent to the Company's Farmington refinery. This refinery was operated until 1982. Although a final plan of action for the Landfill has not yet been adopted by the BLM, the BLM has developed a proposed plan of action, which it projects will cost approximately $3,900,000 to implement. This cost projection is based on certain assumptions which may or may not prove to be correct, and is contingent on confirmation that the remedial actions, once implemented, are adequately addressing Landfill contamination. For example, if assumptions regarding groundwater mobility and contamination levels are incorrect, BLM is proposing to take additional remedial actions with an estimated cost of approximately $1,800,000. Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs at a site even though it was responsible for only a small part of such costs. Based on current information, the Company does not believe it needs to record a liability in relation to the BLM's proposed plan.

     The Company has established an environmental liability accrual of approximately $3,000,000. Approximately $1,000,000 relates to ongoing environmental projects, including the remediation of a hydrocarbon plume at the Company's Farmington refinery and hydrocarbon contamination on and adjacent to 5.5 acres the Company owns in Bloomfield, New Mexico. The remaining amount of approximately $2,000,000 relates to an original estimate of approximately $2,300,000, recorded in the second quarter of 1996, of certain environmental obligations assumed in the acquisition of the Bloomfield refinery.
That amount was recorded as an adjustment to the purchase price and allocated to the assets acquired. The environmental accrual is recorded in the current and long-term sections of the Company's Consolidated Balance Sheet.

     The Company has received several tax notifications and assessments from the Navajo Tribe relating to crude oil and natural gas removed from properties located outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1,800,000 severance tax assessment issued to Giant Arizona in November 1991. The Company has invoked its appeal rights with the Tribe's Tax Commission in connection with this assessment and intends to oppose the assessment. It is the Company's position that it is in substantial compliance with laws applicable to the disputed area and, therefore, has accrued a liability in regards thereto for substantially less than the amount of the original assessment. It is possible that the Company's assessments will have to be litigated by the Company before final resolution. In addition, the Company may receive further tax assessments.

NOTE 16--QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                    Year Ended December 31, 1996(1)
                                                 --------------------------------------
                                                                Quarter
                                                 --------------------------------------
                                                  First    Second     Third     Fourth
                                                 -------   -------   -------   --------
                                                  (In thousands except per share data)
Continuing Operations:
  Net revenues                                   $104,100  $135,643  $136,032  $123,409
  Cost of products sold                            73,960    92,718   100,567    94,619
                                                 --------  --------  --------  --------
  Gross margin                                     30,140    42,925    35,465    28,790
                                                 --------  --------  --------  --------
  Operating expenses                               15,408    15,869    16,141    16,897
  Depreciation and amortization                     4,096     4,285     4,508     4,784
  Selling, general and administrative expenses      3,595     5,447     3,423     3,137
  Net earnings                                      2,325     8,693     5,283       750
  Net earnings per common share                  $   0.21  $   0.77  $   0.47  $   0.07

Discontinued Operations:
  Net earnings (loss)                            $     79  $    (72) $    (20)
  Net earnings (loss) per common share           $      -  $      -  $      -


                                                      Year Ended December 31, 1995
                                                 --------------------------------------
                                                                Quarter
                                                 --------------------------------------
                                                  First    Second     Third     Fourth(2)
                                                 -------   -------   -------   --------
                                                  (In thousands except per share data)
Continuing Operations:
  Net revenues                                   $69,562   $80,590   $78,400   $104,336
  Cost of products sold                           49,357    56,497    53,719     74,698
                                                 -------   -------   -------   --------
  Gross margin                                    20,205    24,093    24,681     29,638
                                                 -------   -------   -------   --------
  Operating expenses                              12,115    12,255    13,120     14,366
  Depreciation and amortization                    3,056     3,307     2,986      3,996
  Selling, general and administrative expenses     2,842     3,365     3,333      3,238
  Net earnings                                       112     2,093     1,968      3,560
  Net earnings per common share                  $  0.01   $  0.18   $  0.17   $   0.32

Discontinued Operations:
  Net earnings                                   $    35   $    59   $    10   $     39
  Net earnings per common share                  $     -   $  0.01   $     -   $      -

(1) 1996 includes the results of operations of the Bloomfield refinery for all periods presented.

(2) Fourth quarter 1995 includes the results of operations of the Bloomfield refinery which was acquired on October 4, 1995.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.

     Not applicable.

                         PART III

     Certain information required by Part III is omitted from this Report by virtue of the fact that the Registrant will file with the Securities and Exchange Commission a definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 8, 1997 pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information to be included therein is incorporated herein by reference. The Company expects to disseminate the Proxy Statement to stockholders on or about March 27, 1997.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to the information contained in the Proxy Statement under the caption "Election of Directors".

     The information concerning the Company's executive officers required by this Item is incorporated by reference to the section in Part I, Item 4 hereof entitled "Executive Officers of the
Registrant".

     The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the information contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial
Owners and Management".

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the information contained in the Proxy Statement under the captions "Election of Directors", "Executive Compensation", "Compensation Committee Report on Executive Compensation" and "Compensation Committee Interlocks and Insider Participation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information required by this Item is incorporated by reference to the information contained in the Proxy Statement under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the information contained in the Proxy Statement under the captions "Compensation Committee Interlocks and Insider
Participation" and "Certain Transactions".

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a)(1) The following financial statements are included in Item 8:

          (i)   Independent Auditors' Report

          (ii)  Consolidated Balance Sheets - December 31, 1996
                and 1995

          (iii) Consolidated Statements of Earnings - Years ended December 31, 1996, 1995 and 1994

          (iv)  Consolidated Statements of Stockholders' Equity
                - Years ended December 31, 1996, 1995 and 1994

          (v) Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994

          (vi)  Notes to Consolidated Financial Statements

        (2) Financial Statement Schedule. The following financial statement schedule of Giant Industries, Inc. for the years ended December 31, 1996, 1995 and 1994 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Giant Industries, Inc.

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

10.2   Amendment No. 1 dated August 14, 1996, to 1989 Stock
       Incentive Plan. Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended
       September 30, 1996, File No. 1-10398.

10.5   ESOP Substitute Excess Deferred Compensation Benefit
       Plan. Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10398.

10.6   Amended 1988 Restricted Stock Plan of Registrant.
       Incorporated by reference to Exhibit 10.3 to Form S-1.

10.7 1989 Stock Option Plan of Registrant. Incorporated by reference to Exhibit 10.4 to Form S-1.

10.24 Employment Agreement, dated as of November 16, 1989, between James E. Acridge and the Company. Incorporated by reference to Exhibit 10.52 to Amendment No. 2.

10.25 Employment Agreement, dated as of November 16, 1989, between Fredric L. Holliger and the Company. Incorporated by reference to Exhibit 10.53 to Amendment No. 2.

10.26 Employment Agreement, dated as of August 1, 1990 between Morgan Gust and the Company. Incorporated by reference to
       Exhibit 10.64 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.

10.29 Giant Industries, Inc. and Affiliated Companies 401(k) Plan. Incorporated by reference to Exhibit 10.46 to Amendment No. 2 to the Form S-3 Registration Statement under the Securities Act of 1933 as filed November 12, 1993, File No. 33-69252.

10.30 First Amendment of the Giant Industries, Inc. And Affiliated Companies 401(k) Plan, dated October 17, 1996.
_________________________________

     Form S-1--Refers to the Form S-1 Registration Statement under the Securities Act of 1933 as filed October 16, 1989, File
No. 33-31584.

     Amendment No. 2--Refers to the Amendment No. 2 to Form S-1
Registration Statement under the Securities Act of 1933 as filed
November 20, 1989, File No. 33-31584.

      (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fiscal year ended December 31, 1996.

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

March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/  James E. Acridge
---------------------------------------
James E. Acridge, Chairman of the Board,
President, Chief Executive Officer
and Director

March 26, 1997


/s/  A. Wayne Davenport
---------------------------------------
A. Wayne Davenport
Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

March 26, 1997


/s/  Fredric L. Holliger
---------------------------------------
Fredric L. Holliger, Executive Vice President,
Chief Operating Officer and Director.

March 26, 1997

/s/  Anthony J. Bernitsky
---------------------------------------
Anthony J. Bernitsky, Director

March 26, 1997


/s/  F. Michael Geddes
---------------------------------------
F. Michael Geddes, Director

March 26, 1997


/s/  Harry S. Howard, Jr.
---------------------------------------
Harry S. Howard, Jr., Director

March 26, 1997


/s/  Richard T. Kalen, Jr.
---------------------------------------
Richard T. Kalen, Jr., Director

March 26, 1997

                  INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Giant Industries, Inc.
Scottsdale, Arizona


We have audited the consolidated financial statements of Giant Industries, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated March 3, 1997; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 3, 1997

                                                                                     SCHEDULE II
                                GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                   Valuation and Qualifying Accounts
                                  Three years ended December 31, 1996
                                            (In thousands)

                                                        Charged
                                      Balance at      (credited)                        Balance
                                       beginning       to costs                         at end
                                       of period     and expenses       Deduction(b)   of period
                                      ----------     ------------       ---------      ---------
Year ended December 31, 1996:
   Allowance for doubtful accounts       $424           $(30)(a)         $(140)          $254
                                         ====           ====             =====           ====

Year ended December 31, 1995:
   Allowance for doubtful accounts       $546           $(82)(a)         $ (40)          $424
                                         ====           ====             =====           ====

Year ended December 31, 1994:
   Allowance for doubtful accounts       $429           $167             $ (50)          $546
                                         ====           ====             =====           ====


(a) Includes adjustments of $100,000 and $162,000 in 1996 and 1995, respectively, credited to costs and expenses to revise the Company's estimated Allowance for Doubtful Accounts.

(b) Deductions are specific trade accounts determined to be uncollectible.


                                                S-2
/TABLE

                       GIANT INDUSTRIES, INC.
                     ANNUAL REPORT ON FORM 10-K
                    YEAR ENDED DECEMBER 31, 1996

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

 3.15     Articles of Incorporation of San Juan Refining Company.
          Incorporated by reference to Exhibit 3.15 to the Company's Report on Form 10-K for fiscal year ended December 31, 1995, File No. 1-10398.

 3.16 Bylaws of San Juan Refining Company. Incorporated by reference to Exhibit 3.16 to the Company's Report on Form 10-K for fiscal year ended December 31, 1995,
          File No. 1-10398.

 4.1      Amended and Restated Note Agreement, dated as of
          September 30, 1993, among the Prudential Insurance Company of America ("Prudential"), Pruco Life Insurance Company ("Pruco"), the Company and Giant Arizona, relating to $20,000,000 of 10.91% Senior Notes due March 31, 1999.
          Incorporated by reference to Exhibit 4.13 to Amendment
          No. 2 to the Form S-3 Registration Statement under the Securities Act of 1933 as filed November 12, 1993,
          File No. 33-69252.

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

 10.2     Amendment No. 1 dated August 14, 1996, to 1989 Stock
          Incentive Plan. Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended
          September 30, 1996, File No. 1-10398.

 10.3 Employee Stock Ownership Plan and Trust Agreement of the Company, as amended. Incorporated by reference to Exhibit
          10.1 of the Company's Report on Form 10-Q for the quarter ended September 30, 1994, File No. 1-10398.

 10.4** Ninth Amendment of the Employee Stock Ownership Plan and Trust Agreement of Giant Industries, Inc. And Affiliated Companies dated October 1, 1996.

 10.5 ESOP Substitute Excess Deferred Compensation Benefit Plan. Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1992, File 1-10398.

 10.6     Amended 1988 Restricted Stock Plan of the Company.
          Incorporated by reference to Exhibit 10.3 Form S-1.

 10.7 1989 Stock Option Plan of the Company. Incorporated by reference to Exhibit 10.4 to Form S-1.

 10.8 Purchase Agreement, dated November 29, 1990, between Giant Arizona and Prime Pinnacle Peak Properties Limited
          Partnership. Incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.

 10.9 Escrow Instructions, dated January 7, 1991, between Prime Pinnacle Peak Properties Limited Partnership and Giant Arizona. Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.

 10.10    Agreement for Leasing of Service Station Site, dated
          March 1, 1991, between Giant Arizona and Prime Pinnacle Peak Properties Limited Partnership. Incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File
          No. 1-10398.

 10.11 First Amendment to Agreement for Leasing of Service Station Site, dated March 1, 1991, between Giant Arizona and Prime Pinnacle Peak Properties Limited Partnership. Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File 1-10398.

 10.12 Purchase and Sale Agreement, dated as of May 7, 1991, between New Bank of New England N.A., Den Norske Bank, Kansallis--Osake--Pankki--and Portales Energy Company, Inc. and the Company. Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended June 30, 1991, File No. 1-10398.

 10.13 Aircraft Lease Purchase Agreement, dated as of June 21, 1991, between Metlife Capital Corporation and the Company. Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1991, File No. 1-10398.

 10.14 Promissory Note for $600,000, dated December 1, 1988, from JEA to Metlife Capital Corporation ("Metlife").
          Incorporated by reference to Exhibit 10.38 to Form S-1.

 10.15 Promissory Note for $825,000, dated December 20, 1988, from JEA to Metlife. Incorporated by reference to Exhibit 10.39 to Form S-1.

 10.16 Promissory Note for $750,000, dated December 28, 1987, from JEA to Metlife. Incorporated by reference to Exhibit 10.40 to Form S-1.

 10.17 Promissory Note for $1,087,500, dated December 30, 1988, from JEA to Metlife. Incorporated by reference to Exhibit
          10.44 to Form S-1.

 10.18 Promissory Note for $1,082,900, dated December 30, 1988, from JEA to Metlife. Incorporated by reference to Exhibit
          10.45 to Form S-1.

 10.19* Sales Agreement, dated June 6, 1989, between Giant Arizona and Mobil Oil Corporation. Incorporated by reference to
          Exhibit 10.47 to Amendment No. 2.

 10.20* Amendment, dated April 20, 1990, to Sales Agreement, dated June 6, 1989, between Giant Arizona and Mobil Oil
          Corporation. Incorporated by reference to Exhibit 10.51 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.

 10.21* Crude Oil and Condensate Sales and Purchase Agreement, dated August 1, 1994, between Meridian Oil Trading Inc. (Seller) and Giant Refining Company, a division of Giant Industries Arizona, Inc. (Buyer). Incorporated by reference to Exhibit
          10.27 to the Company's Report on Form 10-K for fiscal year ended December 31, 1994, File No. 1-10398.

 10.22* Natural Gas Liquids Sales and Purchase Agreement, dated October 27, 1994, between Meridian Oil Hydrocarbons Inc.
          and Giant Refining Company, a division of Giant Industries Arizona, Inc. Incorporated by reference to Exhibit 10.28 to the Company's Report on Form 10-K for fiscal year ended December 31, 1994, File No. 1-10398.

 10.23* Natural Gasoline Purchase and Sale Agreement, dated September 1, 1990, between Sunterra Gas Processing Company and Giant Arizona. Incorporated by reference to Exhibit
          10.57 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.

 10.24 Employment Agreement, dated as of November 16, 1989, between James E. Acridge and the Company. Incorporated by reference to Exhibit 10.52 to Amendment No. 2.

 10.25 Employment Agreement, dated as of November 16, 1989, between Fredric L. Holliger and the Company. Incorporated by reference to Exhibit 10.53 to Amendment No. 2.

 10.26 Employment Agreement, dated as of August 1, 1990 between Morgan Gust and the Company. Incorporated by reference to
          Exhibit 10.64 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File
          No. 1-10398.

 10.27 Consulting Agreement, dated January 1, 1990, between the Company and Kalen and Associates. Incorporated by reference to Exhibit 10.66 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File
          No. 1-10398.

 10.28    Consulting Agreement, dated March 12, 1992, between the
          Company and Geddes and Company. Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1992, File No. 1-10398.

 10.29 Giant Industries, Inc. and Affiliated Companies 401(k) Plan. Incorporated by reference to Exhibit 10.46 to Amendment No.
          2 to the Form S-3 Registration Statement under the Securities Act of 1933 as filed November 12, 1993, File No. 33-69252.

 10.30** First Amendment of the Giant Industries, Inc. And Affiliated Companies 401(k) Plan, dated October 17, 1996.

 11.1 **  Statement regarding computation of earnings per share.

 18.1     Letter regarding change in accounting principles.
          Incorporated by reference to Exhibit 18.1 of the Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1990, File No. 1-10398.

 21.1 **  Subsidiaries of the Company.

 23.1 ** Consent of Deloitte & Touche LLP to incorporate reports in previously filed Registration Statement.

 27   **  Financial Data Schedule.

 99.1 ** Information required by Rule 15d-21 under the Securities Act of 1934 for the year ended December 31, 1996 for the Giant Industries, Inc. and Affiliated Companies Employee Stock Ownership Plan.

  *Certain information contained in these documents has been afforded confidential treatment.
 **Filed herewith.