Form 10-Q
period 1997-03-31
GIANT INDUSTRIES INC
filed 1997-05-15
CIK 856465

                       FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the transition period _______ to _______.

     For Quarter Ended March 31, 1997     Commission File Number:
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

                   Yes [X]    No [ ]

Number of Common Shares outstanding at April 30, 1997: 11,094,367 shares.

             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets
          March 31, 1997 (Unaudited) and December 31, 1996

          Condensed Consolidated Statements of Earnings
          (Unaudited) Three Months Ended March 31, 1997 and 1996

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) Three Months Ended March 31, 1997 and 1996

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

Item 4  - Submission of Matters to a Vote of Security Holders

Item 6  - Exhibits and Reports on Form 8-K

SIGNATURE

                                 PART I
                         FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                          March 31, 1997   December 31, 1996
                                          --------------   -----------------
                                            (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                  $   3,881        $  12,628
  Accounts receivable, net                      30,579           30,764
  Inventories                                   45,414           38,226
  Prepaid expenses and other                     2,391            3,252
  Deferred income taxes                          1,636            1,636
                                             ---------        ---------
     Total current assets                       83,901           86,506
                                             ---------        ---------
Property, plant and equipment                  326,526          322,260
  Less accumulated depreciation
    and amortization                          (111,837)        (108,715)
                                             ---------        ---------
                                               214,689          213,545
                                             ---------        ---------
Other assets                                    22,816           23,956
                                             ---------        ---------
                                             $ 321,406        $ 324,007
                                             =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt          $     457        $   1,439
  Accounts payable                              32,773           35,754
  Accrued expenses                              21,601           27,772
                                             ---------        ---------
     Total current liabilities                  54,831           64,965
                                             ---------        ---------
Long-term debt, net of current portion         119,978          113,081
Deferred income taxes                           19,132           19,042
Other liabilities                                4,772            4,795
Common stockholders' equity                    122,693          122,124
                                             ---------        ---------
                                             $ 321,406        $ 324,007
                                             =========        =========

See accompanying notes to condensed consolidated financial statements.

                            GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                           (Unaudited)
                        (In thousands except shares and per share data)

                                                                   Three Months Ended
                                                                        March 31,
                                                             ------------------------------
                                                                1997               1996
                                                             -----------        -----------
Net revenues                                                 $   116,138        $   104,100
Cost of products sold                                             86,588             73,960
                                                             -----------        -----------
Gross margin                                                      29,550             30,140
Operating expenses                                                15,822             15,408
Depreciation and amortization                                      5,005              4,096
Selling, general and administrative expenses                       4,448              3,595
                                                             -----------        -----------
Operating income                                                   4,275              7,041
Interest expense, net                                              2,468              3,366
                                                             -----------        -----------
Earnings from continuing operations before income taxes            1,807              3,675
Provision for income taxes                                           683              1,350
                                                             -----------        -----------
Earnings from continuing operations                                1,124              2,325
Earnings from discontinued operations, net                                               79
                                                             -----------        -----------
Net earnings                                                 $     1,124        $     2,404
                                                             ===========        ===========
Earnings per common share:
    Continuing operations                                    $      0.10        $      0.21
    Discontinued operations                                            -                  -
                                                             -----------        -----------
    Net earnings                                             $      0.10        $      0.21
                                                             ===========        ===========
Weighted average number of shares outstanding                 11,097,867         11,251,386
                                                             ===========        ===========

See accompanying notes to condensed consolidated financial statements.

                               GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                           (In thousands)
                                                                         Three Months Ended
                                                                              March 31,
                                                                        --------------------
                                                                          1997        1996
                                                                        --------    --------
Cash flows from continuing operating activities:
  Net earnings                                                          $  1,124    $  2,404
  Adjustments to reconcile net earnings to net cash used
    by continuing operating activities:
      Earnings from discontinued operations                                              (79)
      Depreciation and amortization                                        5,005       4,096
      Deferred income taxes                                                   91         341
      Restricted stock award compensation                                                 38
      Decrease in other non-current liabilities                              (23)       (127)
      Other                                                                  192         (89)
      Changes in operating assets and liabilities:
        Decrease (increase) in receivables                                   810      (1,847)
        Increase in inventories                                           (7,188)     (7,868)
        Decrease (increase) in prepaid expenses and other                    861      (1,887)
        (Decrease) increase in accounts payable                           (2,981)      1,336
        Increase in accrued expenses                                         739       1,760
                                                                        --------    --------
Net cash used by continuing operating activities                          (1,370)     (1,922)
                                                                        --------    --------
Cash flows from investing activities:
  Refinery acquisition contingent payment                                 (6,910)     (1,198)
  Purchases of property, plant and equipment and other assets             (5,886)     (4,920)
  Proceeds from sale of property, plant and equipment                         62       2,389
  Net change in assets of discontinued operations                                         (2)
                                                                        --------    --------
Net cash used by investing activities                                    (12,734)     (3,731)
                                                                        --------    --------
Cash flows from financing activities:
  Proceeds of long-term debt                                              17,000
  Payments of long-term debt                                             (11,085)     (2,872)
  Payment of dividends                                                      (558)       (594)
  Proceeds from exercise of stock options                                                 40
                                                                        --------    --------
Net cash provided (used) by financing activities                           5,357      (3,426)
                                                                        --------    --------
Net decrease in cash and cash equivalents                                 (8,747)     (9,079)
Cash and cash equivalents:
  Beginning of period                                                     12,628       9,549
                                                                        --------    --------
  End of period                                                         $  3,881    $    470
                                                                        ========    ========

See accompanying notes to condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1 "Environmental Remediation Liabilities." The Company adopted this SOP in the first quarter of 1997. Based on a review of current environmental remediation activities, there is no current impact on the Company's financial position or results of operations.

     Certain reclassifications have been made to the 1996 financial statements to conform to the statement classifications used in 1997.

NOTE 2 - INVENTORIES:

                                        March 31, 1997   December 31, 1996
                                        --------------   -----------------
                                                  (In thousands)
Inventories consist of the following:
First-in, first-out ("FIFO") method:
  Crude oil                               $16,802            $10,443
  Refined products                         20,267             22,462
  Refinery and shop supplies                7,408              7,439
Retail method:
  Merchandise                               2,710              2,768
                                          -------            -------
                                           47,187             43,112
Allowance for last-in, first-out
  ("LIFO") method                          (1,773)            (4,886)
                                          -------            -------
                                          $45,414            $38,226
                                          =======            =======

NOTE 3 - LONG-TERM DEBT:

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

NOTE 4 - CONTINGENCIES:

     The Company and certain subsidiaries are defendants to various legal actions. Certain of these pending legal actions involve or may involve claims for compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of these legal actions, proceedings or claims could be decided adversely. Although the amount of liability at March 31, 1997 with respect to these matters is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial condition or results of operations.

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

     The United States Environmental Protection Agency notified the Company in May 1991 that it may be a potentially responsible party for the release or threatened release of hazardous substances, pollutants, or contaminants at the Lee Acres Landfill ("Landfill"), which is owned by the United States Bureau of Land Management ("BLM") and which is adjacent to the Company's Farmington refinery. This refinery was operated until 1982. Although a final plan of action for the Landfill has not yet been adopted by the BLM, the BLM has developed a proposed plan of action, which it projects will cost approximately $3,900,000 to implement. This cost projection is based on certain assumptions which may or may not prove to be correct, and is contingent on confirmation that the remedial actions, once implemented, are adequately addressing Landfill contamination. For example, if assumptions regarding groundwater mobility and contamination levels are incorrect, BLM is proposing to take additional remedial actions with an estimated cost of approximately $1,800,000. Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs at a site even though it was responsible for only a small part of such costs. Based on current information, the Company does not believe it needs to record a liability in relation to the BLM's proposed plan.

     The Company has an environmental liability accrual of approximately $2,900,000. Approximately $900,000 relates to ongoing environmental projects, including the remediation of a hydrocarbon plume at the Company's Farmington refinery and hydrocarbon contamination on and adjacent to 5.5 acres the Company owns in Bloomfield, New Mexico. The remaining amount of approximately $2,000,000 relates to certain environmental obligations assumed in the acquisition of the Bloomfield refinery. The environmental accrual is recorded in the current and long-term sections of the Company's Consolidated Balance Sheet.

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

NOTE 5 - SUBSEQUENT EVENTS:

     On April 23, 1997, the Company announced the signing of an agreement to acquire, through lease and purchase, ninety-six retail service station/convenience stores from Thriftway Marketing Corp. of Farmington, New Mexico and related entities. In addition, seven locations under development, Thriftway's petroleum products transportation operation and certain other assets will be acquired. The stores, located in New Mexico, Arizona, Colorado and Utah are in or adjacent to the Company's primary market.

     A portion of the service station/convenience stores and the transportation operations will be purchased for $16.0 million at the closing. The remaining service station/convenience stores will be leased for 10 years and purchased pursuant to options to purchase during the 10 year period for an additional $23.0 million. The transaction, subject to due diligence and government approval, is scheduled to close on May 31, 1997. Funding of the purchase will come primarily from bank financing.

     The acquisition also includes an option to purchase additional units owned by Thriftway and related entities in New Mexico, Arizona, Wyoming, Texas and Montana.

     The Company is also entering into long-term supply arrangements with Thriftway to provide gasoline and diesel fuel to service stations in the area that will continue to be operated by Thriftway.

     On May 6, 1997, the Company announced the signing of an agreement to acquire 100% of the stock of Phoenix Fuel Co., Inc. Phoenix Fuel Co., Inc. is an independent industrial/commercial petroleum products distributor, headquartered in Phoenix, Arizona, that owns and operates seven bulk petroleum distribution plants, twenty cardlock locations and a lubricant storage and distribution terminal. These operations are located throughout the State of Arizona. In addition, Phoenix Fuel Co., Inc. owns and operates a fleet of finished product transports.

     This transaction is scheduled to close on June 2, 1997, subject to due diligence, government approval and satisfaction of the conditions to closing. Funding of the acquisition will come from bank financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
-------------------------------------------------------
     Earnings from continuing operations before income taxes were $1.8 million for the three months ended March 31, 1997, a decrease of approximately $1.9 million from $3.7 million for the three months ended March 31, 1996. The decrease is primarily the result of higher depreciation, administrative and operating costs in the 1997 quarter and ethanol inventory profits realized in the first quarter of 1996.

REVENUES
--------
     Revenues for the three months ended March 31, 1997, increased approximately $12.0 million or 12% to $116.1 million from $104.1 million in the comparable 1996 period. A 17% increase in refinery weighted average selling prices accounts for substantially all of the increase. Refinery finished product sales volumes were comparatively unchanged quarter to quarter.

     The volumes of refined products sold through the Company's retail units decreased approximately 3% from 1996 first quarter levels due to a 15% decline in volumes sold from the travel center. This decline results in part from competition from several new truck stops that have been constructed in the Company's market area in the past several years. Service station volumes were virtually unchanged quarter to quarter.

COST OF PRODUCTS SOLD
---------------------
     For the three months ended March 31, 1997, cost of products sold increased $12.6 million or 17% to $86.6 million from $74.0 million in the corresponding 1996 period. A 21% increase in average crude oil costs accounts for most of the increase. In addition, the liquidation of certain lower cost crude oil LIFO inventory layers in the first quarter of 1996 reduced 1996 cost of products sold by approximately $2.1 million. There were no similar liquidations in the 1997 first quarter.

OPERATING EXPENSES
------------------
     For the three months ended March 31, 1997, operating expenses increased approximately $0.4 million or 3% to $15.8 million from $15.4 million in the three months ended March 31, 1996. The increase is primarily due to increases in payroll and related costs, higher refinery fuel costs and increased retail advertising costs. These increases were offset in part by a reduction in refinery contract labor expenditures.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the three months ended March 31, 1997, depreciation and amortization increased approximately $0.9 million or 22% to $5.0 million from $4.1 million in the same 1996 period. The increase is primarily related to 1996 acquisitions, construction, remodeling and upgrades in retail and refinery operations, along with the amortization of certain 1996 refinery unit turnaround costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     For the three months ended March 31, 1997, selling, general and administrative expenses increased approximately $0.9 million or 24% to $4.5 million from $3.6 million in the corresponding 1996 period. The increase is primarily the result of higher payroll and related costs, due in part to planning for and in anticipation of future growth, and employee profit sharing bonus accruals, offset in part by a reduction in customer relations expenditures.

INTEREST EXPENSE, NET
---------------------
     For the three months ended March 31, 1997, net interest expense (interest expense less interest income) decreased approximately $0.9 million or 27% to $2.5 million from $3.4 million in the same 1996 period. The decrease is primarily due to a reduction in interest expense related to the payment of approximately $32.0 million of long-term debt in 1996 from operating cash flow and the sale of the Company's oil and gas operations.

INCOME TAXES
------------
     Income taxes for the three months ended March 31, 1997 and 1996 were computed in accordance with Statement of Financial Accounting Standards No. 109, resulting in effective tax rates of approximately 38% and 37%, respectively.

DISCONTINUED OPERATIONS
-----------------------
     Substantially all of the Company's oil and gas assets were sold in August 1996.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS
-------------------------
     Operating cash flows increased in the first quarter of 1997 over the comparable 1996 quarter, primarily as the result of the differences in the net changes in working capital items in each period, offset in part by lower net earnings in the 1997 quarter. Net cash used by operating activities of continuing operations totaled $1.4 million for the three months ended March 31, 1997, compared to $1.9 million for the comparable 1996 period.

WORKING CAPITAL
---------------
     Working capital at March 31,1997 consisted of current assets of $83.9 million and current liabilities of $54.8 million, or a current ratio of 1.53:1. At December 31, 1996, the current ratio was 1.33:1 with current assets of $86.5 million and current liabilities of $65.0 million.

     Current assets have decreased since December 31, 1996, primarily due to a decrease in cash and cash equivalents, offset in part by an increase in inventories. Inventories have increased primarily as the result of a 78% increase in crude oil inventory volumes. Current liabilities have decreased due to a decrease in accounts payable and accrued expenses. Accounts payable have decreased primarily as the result of a decline in the cost of raw materials. Accrued expenses have declined primarily due to the payment of a contingent payment related to the Bloomfield refinery acquisition.

CAPITAL EXPENDITURES AND RESOURCES
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment and other assets totaled approximately $5.9 million for the first quarter of 1997, including capacity enhancement projects, facility upgrades and turnaround preparation expenditures at the refineries; major remodeling expenditures at two retail units and transportation equipment upgrades.

     On April 23, 1997, the Company announced the signing of an agreement to acquire, through lease and purchase, ninety-six retail service station/convenience stores from Thriftway Marketing Corp. of Farmington, New Mexico and related entities. In addition, seven locations under development, Thriftway's petroleum products transportation operation and certain other assets will be acquired. The stores, located in New Mexico, Arizona, Colorado and Utah are in or adjacent to the Company's primary market.

     A portion of the service station/convenience stores and the transportation operations will be purchased for $16.0 million at the closing. The remaining service station/convenience stores will be leased for 10 years and purchased pursuant to options to purchase during the 10 year period for an additional $23.0 million. The transaction, subject to due diligence and government approval, is scheduled to close on May 31, 1997. Funding of the purchase will come primarily from bank financing.

     The acquisition also includes an option to purchase additional units owned by Thriftway and related entities in New Mexico, Arizona, Wyoming, Texas and Montana.

     The Company is also entering into long-term supply arrangements with Thriftway to provide gasoline and diesel fuel to service stations in the area that will continue to be operated by Thriftway.

     On May 6, 1997, the Company announced the signing of an agreement to acquire 100% of the stock of Phoenix Fuel Co., Inc. Phoenix Fuel Co., Inc. is an independent industrial/commercial petroleum products distributor, headquartered in Phoenix, Arizona, that owns and operates seven bulk petroleum distribution plants, twenty cardlock locations and a lubricant storage and distribution terminal. These operations are located throughout the State of Arizona. In addition, Phoenix Fuel Co., Inc. owns and operates a fleet of finished product transports.

     This transaction is scheduled to close on June 2, 1997, subject to due diligence, government approval and satisfaction of the conditions to closing. Funding of the acquisition will come from bank financing.

CAPITAL STRUCTURE
-----------------
     At March 31, 1997, and December 31, 1996, the Company's long-term debt was 49.4% and 48.1% of total capital, respectively. The increase is primarily due to an increase in long-term debt resulting from borrowings on the Company's working capital facility, offset in part by an increase in stockholders' equity due to net earnings. The Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 48.6% and 45.1% at March 31, 1997 and December 31, 1996, respectively.

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

     In October 1995, the Company entered into a Credit Agreement with a group of banks under which $30.0 million was borrowed pursuant to a three-year unsecured revolving term facility to provide financing for the purchase of the Bloomfield refinery. This revolving term facility has been repaid from cash on hand and proceeds from the sale of the Company's oil and gas assets. The $30.0 million that was repaid is currently available for reborrowing under this facility for the acquisition of property, plant and equipment. This facility has a floating interest rate that is tied to various short-term indices. At March 31, 1997, this rate was approximately 7% per annum. The Company is currently negotiating an increase in this facility to accommodate the acquisitions described above.

     In addition, the Credit Agreement contains a three-year unsecured working capital facility to provide working capital and letters of credit in the ordinary course of business. The availability under this working capital facility is the lesser of (i) $40.0 million, or (ii) the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories as defined in the Credit Agreement. At March 31, 1997, the lesser amount was $40.0 million. This facility has a floating interest rate that is tied to various short-term indices. At March 31, 1997, this rate was approximately 7% per annum. Direct borrowings under this arrangement were $17.0 million at March 31, 1997, and there were approximately $16.0 million of irrevocable letters of credit outstanding, primarily to secure purchases of raw materials. Borrowings under this facility are generally higher at month end due to payments for raw materials and various taxes.

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

     On February 27, 1997, the Company's Board of Directors declared a cash dividend on common stock of $0.05 per share payable to stockholders of record on April 24, 1997. This dividend was paid on May 6, 1997. In addition, the Company's Board of Directors declared a similar cash dividend at their May 8, 1997 meeting, payable August 6, 1997 to stockholders of record on July 24, 1997. Future dividends, if any, are subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors.

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

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1 "Environmental Remediation Liabilities." The Company adopted this SOP in the first quarter of 1997. Based on a review of current environmental remediation activities, there is no current impact on the Company's financial position or results of operations.

     The Arizona Legislature has mandated the use of reformulated gasolines in Maricopa County, Arizona, effective July 1997. The Company currently owns and operates six service station/convenience stores in Maricopa County and is in the process of acquiring other retail/wholesale marketing operations, with the acquisition of Phoenix Fuel Co., Inc. as described above, some of which are also located in Maricopa County. The Company does not believe the mandate will have a material impact on current or future operations.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive and governmental factors affecting the Company's operations, markets, products, services and prices; the impact of the mandated use of reformulated gasolines on the Company's operations; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                                  PART II

                             OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings required to be reported pursuant to Item 103 of Regulation S-K. The Company is a party to ordinary routine litigation incidental to its business. In addition, there is hereby incorporated by reference the information regarding contingencies in Note 4 to the Unaudited Condensed Consolidated Financial Statements set forth in Item 1, Part I hereof and the discussion of certain contingencies contained herein under the heading "Liquidity and Capital Resources - Other."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders was held on May 8, 1997. Proxies for the meeting were solicited under Regulation 14A. There were no matters submitted to a vote of security holders other than the election of two directors and approval of auditors as specified in the Company's Proxy Statement. There was no solicitation in opposition to management's nominees to the Board of Directors.

     Fredric L. Holliger was elected as a director of the Company. The vote was as follows:

             SHARES VOTED       SHARES VOTED
                "FOR"           "WITHHOLDING"
             ------------       -------------
              9,841,172             86,597

     Harry S. Howard, Jr. was elected as a director of the Company. The vote was as follows:

             SHARES VOTED       SHARES VOTED
                "FOR"           "WITHHOLDING"
             ------------       -------------
              9,826,828            100,941

     Deloitte & Touche LLP were ratified as independent auditors for the Company for the year ending December 31, 1997. The vote was as follows:

             SHARES VOTED       SHARES VOTED        SHARES VOTED
                "FOR"            "AGAINST"          "ABSTAINING"
             ------------       ------------        -------------
              9,831,313             23,302             73,154

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     11 - Computation of Per Share Data.

     27 - Financial Data Schedule.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1997.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.

                           GIANT INDUSTRIES, INC.


                           /s/  A. WAYNE DAVENPORT
                           ------------------------------------------
                           A. Wayne Davenport
                           Vice President and Chief Financial Officer
                           (Principal Financial and Accounting Officer)

Date:  May 14, 1997