Form 10-Q
period 1997-06-30
GIANT INDUSTRIES INC
filed 1997-08-14
CIK 856465

                       FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

                           OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _______ to _______.

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

                   Yes [X]    No [ ]

Number of Common Shares outstanding at July 31, 1997: 11,022,567 shares.

             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets
          June 30, 1997 (Unaudited) and December 31, 1996

          Condensed Consolidated Statements of Earnings
          Three and Six Months Ended June 30, 1997 and 1996 (Unaudited)

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1997 and 1996 (Unaudited)

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

Item 6  - Exhibits and Reports on Form 8-K

SIGNATURE

                                 PART I
                         FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

                                                      June 30, 1997   December 31, 1996
                                                      -------------   -----------------
                                                       (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                             $   7,136        $  12,628
  Receivables, net                                         48,153           30,764
  Inventories                                              56,305           38,226
  Prepaid expenses and other                                8,699            3,252
  Deferred income taxes                                     1,636            1,636
                                                        ---------        ---------
     Total current assets                                 121,929           86,506
                                                        ---------        ---------
Property, plant and equipment                             391,988          322,260
  Less accumulated depreciation and amortization         (116,768)        (108,715)
                                                        ---------        ---------
                                                          275,220          213,545
                                                        ---------        ---------
Other assets                                               37,222           23,956
                                                        ---------        ---------
                                                        $ 434,371        $ 324,007
                                                        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable and current portion of long-term debt    $   5,190        $   1,439
  Accounts payable                                         49,893           35,754
  Accrued expenses                                         24,780           27,772
                                                        ---------        ---------
     Total current liabilities                             79,863           64,965
                                                        ---------        ---------
Long-term debt, net of current portion                    202,358          113,081
Deferred income taxes                                      20,664           19,042
Other liabilities                                           4,753            4,795
Common stockholders' equity                               126,733          122,124
                                                        ---------        ---------
                                                        $ 434,371        $ 324,007
                                                        =========        =========

See accompanying notes to condensed consolidated financial statements.

                               GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                             (Unaudited)
                           (In thousands except shares and per share data)

                                                        Three Months Ended           Six Months Ended
                                                             June 30,                    June 30,
                                                    -------------------------   -------------------------
                                                       1997          1996          1997          1996
                                                    -----------   -----------   -----------   -----------
Net revenues                                        $   154,123   $   135,643   $   270,261   $   239,743
Cost of products sold                                   112,057        92,718       198,645       166,678
                                                    -----------   -----------   -----------   -----------
Gross margin                                             42,066        42,925        71,616        73,065

Operating expenses                                       18,307        15,869        34,129        31,277
Depreciation and amortization                             5,566         4,285        10,571         8,381
Selling, general and administrative expenses              5,360         5,447         9,808         9,042
                                                    -----------   -----------   -----------   -----------
Operating income                                         12,833        17,324        17,108        24,365
Interest expense, net                                     3,305         3,011         5,773         6,377
                                                    -----------   -----------   -----------   -----------
Earnings from continuing operations
  before income taxes                                     9,528        14,313        11,335        17,988
Provision for income taxes                                3,853         5,620         4,536         6,970
                                                    -----------   -----------   -----------   -----------
Earnings from continuing operations                       5,675         8,693         6,799        11,018

Discontinued operations, net                                              (72)                          7
                                                    -----------   -----------   -----------   -----------

Net earnings                                        $     5,675   $     8,621   $     6,799   $    11,025
                                                    ===========   ===========   ===========   ===========
Earnings per common share:
  Continuing operations                             $      0.51   $      0.77   $      0.61   $      0.98
  Discontinued operations
                                                    -----------   -----------   -----------   -----------
  Net earnings                                      $      0.51   $      0.77   $      0.61   $      0.98
                                                    ===========   ===========   ===========   ===========
Weighted average number of shares outstanding        11,070,954    11,260,319    11,084,336    11,255,853
                                                    ===========   ===========   ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                     GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In thousands)
                                                                    Six Months Ended
                                                                        June 30,
                                                                 ---------------------
                                                                   1997         1996
                                                                 --------     --------
Cash flows from continuing operating activities:
  Net earnings                                                   $  6,799     $11,025
  Adjustments to reconcile net earnings to net cash
    provided by continuing operating activities:
      Earnings from discontinued operations                                        (7)
      Depreciation and amortization                                10,571       8,381
      Deferred income taxes                                         1,623       1,665
      Restricted stock award compensation                                          76
      Increase in other non-current liabilities                       562         457
      Other                                                           (49)        (47)
      Changes in operating assets and liabilities,
        net of the effects of acquisitions:
        Decrease (increase) in receivables                            185      (5,188)
        Increase in inventories                                   (12,201)     (2,314)
        Decrease in prepaid expenses and other                        493       1,678
        (Decrease) increase in accounts payable                    (2,698)      3,557
        Increase in accrued expenses                                1,175       3,774
                                                                 --------     -------
Net cash provided by continuing operating activities                6,460      23,057
                                                                 --------     -------
Cash flows from investing activities:
  Acquisition of businesses, net of cash received                 (47,029)
  Purchases of property, plant and equipment and other assets     (18,466)    (15,780)
  Refinery acquisition contingent payment                          (6,910)
  Proceeds from sale of property, plant and equipment                 246       3,352
  Net change in assets of discontinued operations                                 372
                                                                 --------     -------
Net cash used by investing activities                             (72,159)    (12,056)
                                                                 --------     -------
Cash flows from financing activities:
  Proceeds from long-term debt                                    120,850
  Payments of long-term debt                                      (58,244)    (12,252)
  Payment of dividends                                             (1,114)     (1,156)
  Purchase of treasury stock                                       (1,084)
  Deferred financing costs                                           (201)
  Proceeds from exercise of stock options                                          95
                                                                 --------     -------
Net cash provided (used) by financing activities                   60,207     (13,313)
                                                                 --------     -------
Net decrease in cash and cash equivalents                          (5,492)     (2,312)
Cash and cash equivalents:
  Beginning of period                                              12,628       9,549
                                                                 --------     -------
  End of period                                                  $  7,136     $ 7,237
                                                                 ========     =======

Noncash Investing and Financing Activities. In the second quarter of 1997, the Company exchanged an office building with a net book value of approximately $800,000, a truck maintenance shop with a net book value of approximately $500,000 and recorded $22,904,000 as long-term debt for capital leases as part of the acquisition of ninety-six service station/convenience stores and other assets. In the second quarter of 1996, the Company accrued $2,250,000 for estimated preacquisition environmental liabilities assumed in the purchase of the Bloomfield refinery in the fourth quarter of 1995. This amount has been added to property, plant and equipment as an adjustment to the purchase price of the Bloomfield refinery.

See accompanying notes to condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The Company adopted Statement of Position 96-1 "Environmental Remediation Liabilities" in the first quarter of 1997. Based on a review of current environmental remediation activities, there was no current impact on the Company's financial position or results of operations.

     In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. This new standard requires dual presentation of "basic" and "diluted" earnings per share ("EPS") on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The Company's current EPS calculation conforms to SFAS No. 128's basic EPS. Diluted EPS, which includes the effects of dilutive stock options, is not materially different from basic EPS for the Company.

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of a statement of financial position. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for disclosures about products and services, geographic areas and major customers. Both statements are effective for financial statements for periods beginning after December 15, 1997. The Company has not completed evaluating the impact of implementing the provisions of SFAS Nos. 130 and 131.

     Certain reclassifications have been made to the 1996 financial statements to conform to the statement classifications used in 1997.

NOTE 2 - INVENTORIES:

                                        June 30, 1997    December 31, 1996
                                        -------------    -----------------
                                                  (In thousands)
Inventories consist of the following:
First-in, first-out ("FIFO") method:
  Crude oil                               $15,219            $10,443
  Refined products                         27,494             22,462
  Refinery and shop supplies                7,565              7,439
Retail method:
  Merchandise                               5,438              2,768
                                          -------            -------
                                           55,716             43,112
Allowance for last-in, first-out
  ("LIFO") method                             589             (4,886)
                                          -------            -------
                                          $56,305            $38,226
                                          =======            =======

[CAPTION]

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES:

     The Company and certain subsidiaries are defendants to various legal actions. Certain of these pending legal actions involve or may involve claims for compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of these legal actions, proceedings or claims could be decided adversely. Although the amount of liability at June 30, 1997 with respect to these matters is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial condition or results of operations.

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

     The Company has received several tax notifications and assessments from the Navajo Nation relating to crude oil and natural gas removed from properties located outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1,800,000 severance tax assessment issued to Giant Arizona in November 1991. The Company has invoked its appeal rights with the Nation's Tax Commission in connection with this assessment and intends to oppose the assessment. It is the Company's position that it is in substantial compliance with laws applicable to the disputed area and, therefore, has accrued a liability in regards thereto for substantially less than the amount of the original assessment. It is possible that the Company's assessments will have to be litigated by the Company before final resolution. In addition, the Company may receive further tax assessments.

NOTE 5 - ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION:

     Over the period May 28, 1997 to May 31, 1997, Giant Four Corners, Inc., ("GFC"), an indirect wholly-owned subsidiary of the Company, completed the acquisition of ninety-six retail service station/convenience stores, seven additional retail locations for future development, certain petroleum transportation and maintenance assets, options to acquire service station/convenience stores and other related assets (the "Thriftway Assets"). The assets were acquired from Thriftway Marketing Corp. and Clayton Investment Company and from entities related to such sellers (collectively, "Thriftway").

     Thirty-two service station/convenience stores, the seven retail locations for future development, the transportation and maintenance assets, the options to acquire service station/convenience stores and other related assets were purchased for approximately $19,100,000 in cash, an office building with a net book value of approximately
$800,000 and a truck maintenance shop with a net book value of approximately $500,000. GFC is leasing the remaining sixty-four service station/convenience stores and related assets for a period of ten years and intends to purchase them pursuant to options to purchase during the ten year period for approximately $22,900,000. The leased service station/convenience stores will be accounted for as capital leases and will initially require annual lease payments of approximately $2,600,000. These lease payments will be reduced as the individual service station/convenience stores are purchased pursuant to the options. The amount paid for the options, described here and below, will be applied to the acquisition of the last service station/convenience stores purchased pursuant to such options.

     The service station/convenience stores acquired are retail outlets that sell various grades of gasoline, diesel fuel and merchandise to the general public and are located in New Mexico, Arizona, Colorado and Utah, in or adjacent to the Company's primary market area. GFC intends to use substantially all of the assets acquired in a manner consistent with their previous operation. A small number of the acquired service station/convenience stores have been targeted for disposal and will be sold for use other than as retail service station/convenience stores.

     GFC also entered into a consignment agreement with Thriftway to supply finished product to sixteen service station/convenience stores operated by Thriftway which are located on the Navajo, Ute and Zuni Indian Reservations. Under this agreement, GFC will receive the profits from the finished product sales and will pay Thriftway annual consignment fees. GFC has options to purchase these service station/convenience stores. The Company has also entered into long-term supply arrangements with Thriftway to provide gasoline and diesel fuel to other service stations in the area that will continue to be operated by Thriftway.

     In addition, GFC has one-year options to purchase forty-five additional units from Thriftway that are located in Wyoming, Texas and Montana.

     GFC paid additional monies for finished product, merchandise and supply inventories associated with the units acquired. The amount paid approximated the sellers' cost of such inventories.

     On June 3, 1997, Giant Industries Arizona, Inc., ("Giant Arizona"), a wholly-owned subsidiary of the Company, purchased all of the issued and outstanding common stock of Phoenix Fuel Co., Inc. ("Phoenix Fuel") from J. W. Wilhoit, as Trustee of the Wilhoit Trust Agreement Dated 12/26/74 and other related entities for approximately $30,000,000 in cash.

     Phoenix Fuel is an independent industrial/commercial petroleum products distributor with wholesale fuel sales of approximately 16,000 barrels per day and cardlock fuel sales of approximately 2,000 barrels per day, including gasoline, diesel fuel, burner fuel, jet fuel, aviation fuel and kerosene. In addition, Phoenix Fuel distributes oils and lubricants such as motor oil, hydraulic oil, gear oil, cutting oil and grease.

     Phoenix Fuel has nine bulk petroleum distribution plants, twenty-two cardlock fueling operations, a lubricant storage and distribution facility and operates a fleet of forty finished product truck transports. These assets and related operations are located throughout the state of Arizona and will continue to be used in a manner consistent with their previous operation.

     The acquisitions of the Thriftway Assets and Phoenix Fuel, (the "Acquisitions") have been accounted for using the purchase method.
The results of operations of the acquired businesses for June 1997 have been included in the Company's consolidated statement of earnings for the six months ended June 30, 1997. The Company recorded estimated goodwill of approximately $10,000,000 for the acquisition of Phoenix Fuel and $1,000,000 for the acquisition of the Thriftway Assets, pending final allocation of the purchase price. The Company plans to amortize goodwill over 20 years.

     The Acquisitions were funded under the Company's Credit Agreement, (the "Agreement"), dated October 4, 1995, as amended, with a group of banks. This Agreement was amended effective May 23, 1997 to increase the borrowing commitment under the unsecured capital expenditure facility portion of the Agreement to $70,000,000 from $30,000,000 and to extend the due date to May 23, 2000 from October 4, 1998, for both the unsecured capital expenditure facility and the unsecured working capital facility. The proceeds of the capital expenditure facility can be used for the following: (a) to purchase the Thriftway Assets and for the purchase of the common stock of Phoenix Fuel, (b) to repurchase shares of the Company's common stock, and (c) for acquisitions, capital expenditures and general corporate purposes, but not for working capital expenditures. On May 23, 1999, the borrowing commitment under the capital expenditure facility is required to be reduced by $20,000,000. At June 30, 1997, direct borrowings under the capital expenditure facility was $60,000,000. Funds under the working capital facility portion of the Agreement are available to provide working capital and letters of credit in the ordinary course of business. At June 30, 1997, direct borrowings under the working capital facility were $14,000,000 and there were approximately $15,900,000 of irrevocable letters of credit outstanding. Certain covenants and restrictions contained in the original Credit Agreement were also modified. The interest rate on these unsecured facilities is tied to various short-term indices and the associated interest rate margin has been revised downward. The interest rate at June 30, 1997 was approximately 6.5%. Phoenix Fuel will be a guarantor under the Agreement and the Indenture, dated as of November 29, 1993 among Giant, as Issuer, the Subsidiary Guarantors, as guarantors, and NBD Bank, National Association, as Trustee, relating to $100,000,000 of 9 3/4% Senior Subordinated Notes due 2003.

     The following unaudited pro forma combined condensed statements of earnings for the six months ended June 30, 1997 and 1996 combine the historical financial information for the Company, the Thriftway Assets and Phoenix Fuel assuming the acquisitions were consummated at the beginning of the periods presented. The pro forma statements include the results of operations of the Company and the Acquisitions, along with adjustments which give effect to events that are directly attributable to the transactions and which are expected to have a continuing impact.

     This unaudited pro forma financial information does not purport to represent the results of operations that actually would have resulted had the purchase occurred on the date specified, nor should it be taken as indicative of the future results of operations.

                  PRO FORMA COMBINED CONDENSED STATEMENTS OF EARNINGS
                        SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
                                     (UNAUDITED)
                                                           Pro Forma    Pro Forma
                                                             1997         1996
                                                          ----------   ----------
Net revenues                                              $  403,167   $  373,421
Cost of products sold                                        310,371      275,252
                                                          ----------   ----------
Gross margin                                                  92,796       98,169
Operating expenses                                            46,187       45,669
Depreciation and amortization                                 13,230       11,457
Selling, general and administrative expenses                  12,910       11,681
                                                          ----------   ----------
Operating income                                              20,469       29,362
Interest expense, net                                          8,551        9,616
                                                          ----------   ----------
Earnings from continuing operations before income taxes       11,918       19,746
Provision for income taxes                                     4,769        7,673
                                                          ----------   ----------
Earnings from continuing operations                       $    7,149   $   12,073
                                                          ==========   ==========
Earnings per common share for continuing operations       $      .64   $     1.07
                                                          ==========   ==========
Weighted average number of shares outstanding             11,084,336   11,255,853
                                                          ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
-------------------------------------------------------
     Earnings from continuing operations before income taxes were $9.5 million for the three months ended June 30, 1997, a decrease of approximately $4.8 million from $14.3 million for the three months ended June 30, 1996. For the six months ended June 30,1997, earnings from continuing operations before income taxes were $11.3 million, a decrease of $6.6 million from the $17.9 million reported in the comparable 1996 period. In both periods, the decrease is primarily the result of a decline in refinery margins, partially attributable to a decline in West Coast product prices, and higher depreciation and amortization costs in the 1997 periods. In addition, earnings were negatively impacted by a major maintenance turnaround at the Bloomfield refinery which curtailed production, reducing Bloomfield refinery sales volumes by 23% and 9% for the three and six month periods, respectively. These decreases were offset in part by contributions from the acquisitions of ninety-six retail service station/convenience stores and the operations of Phoenix Fuel Co., Inc. (the "Acquisitions") in the second quarter of 1997.

REVENUES
--------
     Revenues for the three months ended June 30, 1997, increased approximately $18.5 million or 14% to $154.1 million from $135.6 million in the comparable 1996 period. The increase is primarily due to the Acquisitions, offset in part by an 8% decline in refinery weighted average selling prices and 2% decline in refinery finished product sales volumes.

     The volumes of refined products sold through the Company's retail units increased approximately 30% from 1996 second quarter levels primarily due to the acquisition of the ninety-six retail service station/convenience stores, and also due to a 4% increase in the volume of finished product sold from the Company's other service station/convenience stores and a 7% increase in volumes sold from the Company's travel center.

     Revenues for the six months ended June 30, 1997, increased approximately $30.6 million or 13% to $270.3 million from $239.7 million in the comparable 1996 period. The increase is primarily due to the Acquisitions and a 2% increase in refinery weighted average selling prices, offset in part by a 1% decline in refinery finished product sales volumes.

     The volumes of refined products sold through the Company's retail units increased approximately 14% during the first six months of 1997 primarily due to the acquisition of the ninety-six retail service station/convenience stores and a 2% increase in the volume of finished product sold from the Company's other service station/convenience stores. These increases were offset in part by a 5% decline in volumes sold from the Company's travel center.

COST OF PRODUCTS SOLD
---------------------
     For the three months ended June 30, 1997, cost of products sold increased $19.3 million or 21% to $112.0 million from $92.7 million in the corresponding 1996 period. The increase is primarily due to the Acquisitions, offset in part by a 6% decrease in average crude oil costs and a 2% decline in refinery finished product sales volumes.

     For the six months ended June 30, 1997, cost of products sold increased $31.9 million or 19% to $198.6 million from $166.7 million in the corresponding 1996 period. The increase is primarily due to the Acquisitions, along with a 6% increase in average crude oil costs, offset in part by a 1% decline in refinery finished product sales volumes. In addition, the liquidation of certain lower cost crude oil LIFO inventory layers in the first quarter of 1996 reduced 1996 cost of products sold by approximately $2.1 million. There were no similar liquidations in 1997.

OPERATING EXPENSES
------------------
     For the three months ended June 30, 1997, operating expenses increased approximately $2.4 million or 15% to $18.3 million from $15.9 million in the three months ended June 30, 1996.

     For the six months ended June 30, 1997, operating expenses increased approximately $2.8 million or 9% to $34.1 million from $31.3 million in the six months ended June 30, 1996.

     Approximately 86% of the three month increase and 73% of the six month increase is due to the Acquisitions. The remaining increases in each period are due to increases in payroll and related costs, higher refinery fuel costs and increased retail advertising costs. These increases were offset in part by a reduction in refinery utility costs, and additionally in the six month period by a reduction in refinery contract labor expenditures.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the three months ended June 30, 1997, depreciation and amortization increased approximately $1.3 million or 30% to $5.6 million from $4.3 million in the same 1996 period.

     For the six months ended June 30, 1997, depreciation and amortization increased approximately $2.2 million or 26% to $10.6 million from $8.4 million in the same 1996 period.

     Approximately 35% of the three month increase and 21% of the six month increase is due to the Acquisitions. The remaining increases in each period are primarily related to 1996 acquisitions, construction, remodeling and upgrades in retail and refinery operations, along with the amortization of certain 1996 refinery unit turnaround costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     For the three months ended June 30, 1997, selling, general and administrative expenses decreased approximately $0.1 million or 2% to $5.3 million from $5.4 million in the corresponding 1996 period. The decrease is primarily the result of higher 1996 expenses relating to accruals for estimated severance tax assessments and environmental liabilities. These reductions were offset by higher payroll and related costs, due in part to planning for and in anticipation of future growth, and additional selling, general and administrative expenses related to Phoenix Fuel Co., Inc., in the 1997 period.

     For the six months ended June 30, 1997, selling, general and administrative expenses increased approximately $0.8 million or 8% to $9.8 million from $9.0 million in the corresponding 1996 period. The increase is primarily the result of higher payroll and related costs, due in part to planning for and in anticipation of future growth, and additional selling, general and administrative expenses related to Phoenix Fuel Co., Inc., in the 1997 period. The increase was offset in part by higher 1996 expenses relating to accruals for estimated severance tax assessments and environmental liabilities.

INTEREST EXPENSE, NET
---------------------
     For the three months ended June 30, 1997, net interest expense (interest expense less interest income) increased approximately $0.3 million or 10% to $3.3 million from $3.0 million in the comparable 1996 period. The increase is primarily due to an increase in interest expense due to an increase in long-term debt related to the Acquisitions, offset in part by a reduction in interest expense related to the payment of approximately $32.0 million of long-term debt in 1996 from operating cash flow and the sale of the Company's oil and gas operations. The average interest rate for the 1997 period is slightly higher due to the capital lease transactions related to the acquisition of the ninety-six retail service station/convenience stores.

     For the six months ended June 30, 1997, net interest expense decreased approximately $0.6 million or 9% to $5.8 million from $6.4 million in the comparable 1996 period. The decrease is primarily due to a reduction in interest expense related to the payment of approximately $32.0 million of long-term debt in 1996 from operating cash flow and the sale of the Company's oil and gas operations, offset in part by an increase in interest expense due to the increase in long-term debt related to the Acquisitions.

INCOME TAXES
------------
     Income taxes for the three and six months ended June 30, 1997 and 1996 were computed in accordance with Statement of Financial Accounting Standards No. 109, resulting in effective tax rates of approximately 40% for each 1997 period and 39% for each 1996 period.

DISCONTINUED OPERATIONS
-----------------------
     Substantially all of the Company's oil and gas assets were sold in August 1996.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS
-------------------------
     Operating cash flows for the first six months of 1997 decreased compared to the first six months of 1996, primarily as the result of the differences in the net changes in working capital items in each period and lower net earnings in the first six months of 1997. Net cash provided by operating activities of continuing operations totaled $6.5 million for the six months ended June 30, 1997, compared to $23.1 million for the comparable 1996 period.

WORKING CAPITAL
---------------
     Working capital at June 30,1997 consisted of current assets of $121.9 million and current liabilities of $79.9 million, or a current ratio of 1.53:1. At December 31, 1996, the current ratio was 1.33:1 with current assets of $86.5 million and current liabilities of $65.0 million.

     Current assets have increased since December 31, 1996, primarily due to an increase in accounts receivable, inventories and prepaid items, offset in part by a decrease in cash and cash equivalents. Accounts receivable and prepaid items have increased primarily as the result of the Acquisitions. Inventories have increased due to the Acquisitions and a 78% increase in crude oil inventory volumes. Current liabilities have increased due to an increase in note payable and the current portion of long-term debt and accounts payable, offset in part by a decrease in accrued expenses. Note payable and the current portion of long-term debt have increased as the result of the acquisition of Phoenix Fuels Co., Inc. Accounts payable have increased primarily as the result of the Acquisitions, offset in part by a decline in the cost of raw materials. Accrued expenses have declined primarily due to the payment of a contingent liability related to the Bloomfield refinery acquisition, offset in part by increases resulting from the Acquisitions.

CAPITAL EXPENDITURES AND RESOURCES
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment and other assets totaled approximately $18.5 million for the first six months of 1997, including capacity enhancement projects, facility upgrades and turnaround expenditures at the refineries; major remodeling expenditures at two retail units, the acquisition of land for future retail operations and continuing retail equipment and system upgrades; and transportation equipment and facility upgrades.

     During the second quarter, the Bloomfield refinery completed a major, every four year, maintenance turnaround including certain debottlenecking procedures that increased reformer capacity by approximately 500 bbls per day.

     In March 1997, the Ciniza refinery completed a reformer and isomerization unit turnaround including certain debottlenecking procedures that increased reformer capacity by approximately 700 bbls per day and isomerization capacity by approximately 1,000 bbls per day.

     Over the period May 28, 1997 to May 31, 1997, the Company completed the acquisition of ninety-six retail service station/convenience stores, seven additional retail locations for future development, certain petroleum transportation and maintenance assets, options to acquire service station/convenience stores and other related assets (the "Thriftway Assets"). The assets were acquired from Thriftway Marketing Corp. and Clayton Investment Company and from entities related to such sellers (collectively, "Thriftway").

     The consideration paid by the Company for thirty-two service station/convenience stores, the seven retail locations for future development, the transportation and maintenance assets, the options to acquire service station/convenience stores and other related assets was approximately $19.1 million in cash, an office building with a net book value of approximately $0.8 million and a truck maintenance shop with a net book value of approximately $0.5 million. The Company leased the remaining sixty-four service station/convenience stores and related assets for a period of ten years and intends to purchase them pursuant to options to purchase during the ten year period for approximately $22.9 million. The leased service station/convenience stores will be accounted for as capital leases and will initially require annual lease payments of approximately $2.6 million. These lease payments will be reduced as the individual service station/convenience stores are purchased pursuant to the options. The amount paid for the options, described here and below, will be applied to the acquisition of the last service station/convenience stores purchased pursuant to such options.

     The service station/convenience stores acquired are retail outlets that sell various grades of gasoline, diesel fuel and merchandise to the general public and are located in New Mexico, Arizona, Colorado and Utah, in or adjacent to the Company's primary market area. The Company intends to use substantially all of the assets acquired in a manner consistent with their previous operation. A small number of the acquired service station/convenience stores have been targeted for disposal.

     The Company also entered into a consignment agreement with Thriftway to supply finished product to sixteen service station/convenience stores operated by Thriftway which are located on the Navajo, Ute and Zuni Indian Reservations. Under this agreement, the Company will receive the profits from the finished product sales and will pay Thriftway annual consignment fees. The Company has options to purchase these service station/convenience stores. The Company has also entered into other long-term supply arrangements with Thriftway to provide gasoline and diesel fuel to other service stations in the area that will continue to be operated by Thriftway.

     In addition, the Company has one-year options to purchase forty-five additional units from Thriftway that are located in Wyoming, Texas and Montana.

     The Company paid additional monies for finished product, merchandise and supply inventories associated with the units acquired. The amount paid approximated the sellers' cost of such inventories.

     On June 3, 1997, the Company purchased all of the issued and outstanding common stock of Phoenix Fuel Co., Inc. ("Phoenix Fuel") for approximately $30.0 million.

     Phoenix Fuel is an independent industrial/commercial petroleum products distributor with wholesale fuel sales of approximately
16,000 barrels per day and cardlock fuel sales of approximately 2,000 barrels per day, including gasoline, diesel fuel, burner fuel, jet fuel, aviation fuel and kerosene. In addition, Phoenix Fuel distributes oils and lubricants such as motor oil, hydraulic oil, gear oil, cutting oil and grease.

     Phoenix Fuel has nine bulk petroleum distribution plants, twenty-two cardlock fueling operations, a lubricant storage and distribution facility and operates a fleet of forty finished product truck transports. These assets and related operations are located throughout the state of Arizona and will continue to be used in a manner consistent with their previous operation.

     The acquisitions of the Thriftway Assets and Phoenix Fuel, (the "Acquisitions") were funded with $54.0 million of indebtedness incurred under the Company's Credit Agreement, as more fully described below.

     On a pro forma basis, assuming the Acquisitions occurred on January 1, 1996, the Company's net revenues would have been $785.8 million and $403.2 million, net earnings from continuing operations would have been $19.7 million and $7.1 million and earnings from continuing operations per common share would have been $1.76 and $0.64 for the year ended December 31, 1996 and the six months ended June 30, 1997, respectively. This unaudited pro forma financial information does not purport to represent the results of operations that actually would have resulted had the purchase occurred on the date specified, nor should it be taken as indicative of the future results of operations.

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

CAPITAL STRUCTURE
-----------------
     At June 30, 1997 and December 31, 1996, the Company's long-term debt was 61.5% and 48.1% of total capital, respectively. The increase is primarily due to an increase in long-term debt resulting from the Acquisitions and borrowings under the Company's working capital facility, offset in part by an increase in stockholders' equity due to net earnings which were offset in part by the acquisition of shares of the Company's common stock accounted for as treasury shares. The Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 60.6% and 45.1% at June 30, 1997 and December 31, 1996, respectively.

     The Company's capital structure includes $100.0 million in aggregate principal amount of 9 3/4% senior subordinated notes ("Notes") that mature in 2003. Repayment of the Notes is jointly and severally guaranteed on an unconditional basis by the Company's direct and indirect wholly-owned subsidiaries, subject to a limitation designed to ensure that such guarantees do not constitute a fraudulent conveyance. Except as otherwise allowed in the Indenture pursuant to which the Notes were issued, there are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to the Company in certain circumstances.

     In October 1995, the Company entered into a Credit Agreement with a group of banks under which $30.0 million was borrowed pursuant to a three-year unsecured revolving term facility to provide financing for the purchase of the Bloomfield refinery. This revolving term facility was repaid from cash on hand and proceeds from the sale of the Company's oil and gas assets. This Agreement was amended effective May 23, 1997 to increase the borrowing commitment under the unsecured capital expenditure facility portion of the Agreement to $70.0 million from $30.0 million and to extend the due date to May 23, 2000 from October 4, 1998, for both the unsecured capital expenditure facility and the unsecured working capital facility. The Company borrowed $54.0 million under this capital expenditure facility to fund the amounts paid with respect to the Acquisitions. Additional borrowings under the capital expenditure facility can be used to repurchase shares of the Company's common stock, and for acquisitions, capital expenditures and general corporate purposes, but not for working capital expenditures. On May 23, 1999, the borrowing commitment under the capital expenditure facility is required to be reduced by $20.0 million. At June 30, 1997, direct borrowings under this facility were $60.0 million. This facility has a floating interest rate that is tied to various short-term indices. At June 30, 1997, this rate was approximately 6.5% per annum.

     In addition, the Credit Agreement contains a three-year unsecured working capital facility to provide working capital and letters of credit in the ordinary course of business. The availability under this working capital facility is the lesser of (i) $40.0 million, or (ii) the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories as defined in the Credit Agreement. At June 30, 1997, the lesser amount was $40.0 million. This facility has a floating interest rate that is tied to various short-term indices. At June 30, 1997, this rate was approximately 6.5% per annum. Direct borrowings under this arrangement were $14.0 million at June 30, 1997, and there were approximately $15.9 million of irrevocable letters of credit outstanding, primarily to secure purchases of raw materials. Borrowings under this facility are generally higher at month end due to payments for raw materials and various taxes.

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

     Phoenix Fuel will be a guarantor under the Credit Agreement and the Indenture, dated as of November 29, 1993 among Giant, as Issuer, the Subsidiary Guarantors, as guarantors, and NBD Bank, National Association, as Trustee, relating to the Notes.

     The Company's Board of Directors has authorized the repurchase of up to 1.5 million shares of the Company's common stock. During the quarter, the Company repurchased 75,300 shares of its common stock at a weighted average price of $14.40 per share including commissions. From the inception of the stock repurchase plan, the Company has repurchased 1,198,800 shares at a weighted cost of $9.90.

     On May 7, 1997, the Company's Board of Directors declared a cash dividend on common stock of $0.05 per share payable to stockholders of record on July 24, 1997. This dividend was paid on August 6, 1997. Future dividends, if any, are subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors.

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

     The Arizona Legislature mandated the use of reformulated gasolines in Maricopa County, Arizona, effective July 1997. The Company currently owns and operates six service station/convenience stores in Maricopa County and, with the acquisition of Phoenix Fuel, has acquired other retail/wholesale marketing operations, some of which are also located in Maricopa County. The Company does not currently manufacture reformulated gasoline because it is not mandated in its primary market area. The Company could manufacture reformulated gasoline by making certain capital improvements at its refineries. The Company does not believe the mandate will have a material impact on current or future operations.

     The Company believes that local crude oil production currently approximates 98% of aggregate local crude oil demand and that the supply of crude oil and condensate in the Four Corners is improving as a result of enhanced recovery programs and increased drilling activities by major oil companies in the area. The Company is currently able to supplement local crude oil supplies with Alaska North Slope crude oil ("ANS") through its gathering systems interconnection with the Four Corners and Texas-New Mexico common carrier pipeline systems. Based on projections of local crude oil availability form the field and current levels of usage of ANS (which are limited to 1,500 bpd by the refineries' configurations), the Company believes an adequate supply of crude oil and other feedstocks will be available from local producers, crude oil sourced through common carrier pipelines and other sources to sustain refinery operations for the foreseeable future at substantially the levels currently being experienced. However, there is no assurance that this situation will continue.

     The Company continues to evaluate other supplemental crude oil supply alternatives for its refineries on both a short-term and long-term basis. Among other alternatives, the Company has considered making additional equipment modifications to increase its ability to use alternative crude oils and natural gas liquids ("NGLs") and can install additional rail facilities to enable the Company to provide incremental crude oil and other intermediate feedstocks to supplement local supply sources in the most cost effective manner. The Company understands that production of ANS is declining and is aware of proposals that would, at some time in the future, eliminate the shipping of ANS through the Four Corners pipeline system. In such event, the Company has identified potential opportunities for accessing other supplemental crude oil supplies via this pipeline. In addition, the Four Corners area produces significant amounts of NGLs, most of which are currently shipped out of the area by pipeline. The Company is undertaking several projects at its refineries in 1997 to increase its ability to utilize NGLs, which historically have been lower cost feedstocks than crude oil. These 1997 projects should increase the amount of natural gasoline used by the Company's refineries by approximately 2,500 barrels per day and should result in the production of an equivalent number of barrels per day of additional gasoline. Any significant long-term interruption in crude oil supply or the crude oil transportation system, however, would have an adverse effect on the Company's operations.

     If additional supplemental crude oil becomes necessary, the Company intends to implement then available alternatives as necessary and as is most advantageous under then prevailing conditions. The Company currently believes that the most desirable strategy to supplement local crude oil supplies, on a long-term basis, would be the delivery of supplemental crude oil from outside of the Four Corners area by pipeline. Such crude oil may be of lesser quality than locally available crude oils, and the Company believes such crude oil will generally have a delivered cost greater than that of locally available crude oil. Implementation of supplemental supply alternatives may result in additional raw material costs, operating costs, capital costs, or a combination thereof in amounts which are not presently ascertainable by the Company but which will vary depending on factors such as the specific alternative implemented, the quantity of supplemental feedstocks required, and the date of implementation. Implementation of some supply alternatives requires the consent or cooperation of third parties and other considerations beyond the control of the Company.

     The Company is aware of a number of proposals or industry discussions regarding product pipeline projects that if and when undertaken and completed could impact portions of its marketing areas. One of these projects, the expansion of the ATA Line (formerly called the Emerald Line) into Albuquerque, is being implemented and is reportedly scheduled for completion in 1997. Another of these announced projects, which would result in a refined products pipeline from Southeastern New Mexico to the Albuquerque and Four Corners markets, is reportedly scheduled for completion in 1998. The various proposed projects involve new construction of connecting pipelines and in some cases the reversal of existing crude oil or natural gas liquids pipelines. The completion of some or all of these projects would result in increased competition by increasing the amount of refined products available in the Albuquerque and Four Corners market areas.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive and governmental factors affecting the Company's operations, markets, products, services and prices; the continuing effect of the acquisition of the ninety-six retail service station/convenience stores and the operations of Phoenix Fuel Co. Inc. on the Company' s financial position and results of operations; the impact of the mandated use of reformulated gasolines on the Company's operations; the adequacy of raw material supplies and the potential effects of various pipeline projects as they relate to the Company's market area and future profitability and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     11 - Computation of Per Share Data.

     27 - Financial Data Schedule.

(b) Reports on Form 8-K. Report on Form 8-K dated May 28, 1997, with respect to the Company's acquisition of ninety-six retail service station/convenience stores, seven additional retail locations for future development, certain petroleum transportation and maintenance assets, options to acquire service station/convenience stores and other related assets. No financial statements were filed with this Form 8-K pursuant to Rule 3-05 of Regulation S-X because none of the materiality tests exceeded the 20% level.

     Report on form 8-K dated June 3, 1997, with respect to the Company's acquisition of Phoenix Fuel Co., Inc. No financial statements were filed with this Form 8-K pursuant to Rule 3-05 of Regulation S-X because none of the materiality tests exceeded the 20% level.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.

                           GIANT INDUSTRIES, INC.


                           /s/ A. WAYNE DAVENPORT
                           --------------------------------------------
                           A. Wayne Davenport
                           Vice President and Chief Financial Officer
                           (Principal Financial and Accounting Officer)

Date: August 12, 1997