Form 10-Q
period 1997-09-30
GIANT INDUSTRIES INC
filed 1997-11-14
CIK 856465

                       FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

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

                   Yes [X]    No [ ]

Number of Common Shares outstanding at October 31, 1997: 11,032,567 shares.

             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets
          September 30, 1997 (Unaudited) and December 31, 1996

          Condensed Consolidated Statements of Earnings
          Three and Nine Months Ended September 30, 1997 and 1996
          (Unaudited)

          Condensed Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1997 and 1996 (Unaudited)

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

Item 6  - Exhibits and Reports on Form 8-K

SIGNATURE

                                 PART I
                         FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (In thousands)

                                                      September 30, 1997   December 31, 1996
                                                      ------------------   -----------------
                                                          (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                               $  84,684           $  12,628
  Receivables, net                                           56,560              30,764
  Inventories                                                48,980              38,226
  Prepaid expenses and other                                  6,841               3,252
  Deferred income taxes                                       1,636               1,636
                                                          ---------           ---------
     Total current assets                                   198,701              86,506
                                                          ---------           ---------
Property, plant and equipment                               411,303             322,260
  Less accumulated depreciation and amortization           (129,824)           (108,715)
                                                          ---------           ---------
                                                            281,479             213,545
                                                          ---------           ---------
Other assets                                                 39,311              23,956
                                                          ---------           ---------
                                                          $ 519,491           $ 324,007
                                                          =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                       $     712           $   1,439
  Accounts payable                                           51,003              35,754
  Accrued expenses                                           29,279              27,772
                                                          ---------           ---------
     Total current liabilities                               80,994              64,965
                                                          ---------           ---------
Long-term debt, net of current portion                      276,268             113,081
Deferred income taxes                                        24,635              19,042
Other liabilities                                             4,742               4,795
Common stockholders' equity                                 132,852             122,124
                                                          ---------           ---------
                                                          $ 519,491           $ 324,007
                                                          =========           =========

See accompanying notes to condensed consolidated financial statements.

                               GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                             (Unaudited)
                           (In thousands except shares and per share data)

                                                        Three Months Ended          Nine Months Ended
                                                          September 30,               September 30,
                                                    -------------------------   -------------------------
                                                       1997          1996          1997          1996
                                                    -----------   -----------   -----------   -----------
Net revenues                                        $   197,358   $   136,032   $   467,619   $   375,775
Cost of products sold                                   146,333       100,567       344,978       267,245
                                                    -----------   -----------   -----------   -----------
Gross margin                                             51,025        35,465       122,641       108,530

Operating expenses                                       25,037        16,141        59,166        47,418
Depreciation and amortization                             6,834         4,508        17,405        12,889
Selling, general and administrative expenses              3,474         3,423        13,282        12,465
                                                    -----------   -----------   -----------   -----------
Operating income                                         15,680        11,393        32,788        35,758
Interest expense, net                                     4,803         2,658        10,576         9,035
                                                    -----------   -----------   -----------   -----------
Earnings from continuing operations
  before income taxes                                    10,877         8,735        22,212        26,723
Provision for income taxes                                4,281         3,452         8,817        10,422
                                                    -----------   -----------   -----------   -----------
Earnings from continuing operations                       6,596         5,283        13,395        16,301

Discontinued operations, net                                              (20)                        (13)
                                                    -----------   -----------   -----------   -----------

Net earnings                                        $     6,596   $     5,263   $    13,395   $    16,288
                                                    ===========   ===========   ===========   ===========
Earnings per common share:
  Continuing operations                             $      0.60   $      0.47   $      1.21   $      1.45
  Discontinued operations
                                                    -----------   -----------   -----------   -----------
  Net earnings                                      $      0.60   $      0.47   $      1.21   $      1.45
                                                    ===========   ===========   ===========   ===========
Weighted average number of shares outstanding        11,025,763    11,231,602    11,064,597    11,247,710
                                                    ===========   ===========   ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                     GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In thousands)
                                                                   Nine Months Ended
                                                                      September 30,
                                                                 ---------------------
                                                                    1997        1996
                                                                 ---------    --------
Cash flows from continuing operating activities:
  Net earnings                                                   $  13,395    $ 16,288
  Adjustments to reconcile net earnings to net cash
    provided by continuing operating activities:
      Loss from discontinued operations                                             13
      Depreciation and amortization                                 17,405      12,889
      Deferred income taxes                                          5,502       2,386
      Restricted stock award compensation                                          114
      Other                                                            928         455
      Changes in operating assets and liabilities:
        Increase in receivables                                     (6,895)     (4,291)
        (Increase) decrease in inventories                          (4,875)      7,066
        Decrease in prepaid expenses and other                          19       2,265
        (Decrease) increase in accounts payable                     (1,759)      2,699
        Increase in accrued expenses                                 4,528       7,351
                                                                 ---------    --------
Net cash provided by continuing operating activities                28,248      47,235
                                                                 ---------    --------
Cash flows from investing activities:
  Acquisition of businesses, net of cash received                  (46,858)
  Purchases of property, plant and equipment and other assets      (28,821)    (20,906)
  Refinery acquisition contingent payment                           (6,910)
  Proceeds from sale of property, plant and equipment                  330       4,425
  Proceeds from sale of discontinued operations                                 23,814
  Net cash used for discontinued operations                                       (597)
                                                                 ---------    --------
Net cash (used) provided by investing activities                   (82,259)      6,736
                                                                 ---------    --------
Cash flows from financing activities:
  Proceeds from long-term debt                                     281,600
  Payments of long-term debt                                      (149,563)    (35,858)
  Deferred financing costs                                          (3,293)
  Payment of dividends                                              (1,668)     (1,719)
  Purchase of treasury stock                                        (1,084)     (1,047)
  Proceeds from exercise of stock options                               75         202
                                                                 ---------    --------
Net cash provided (used) by financing activities                   126,067     (38,422)
                                                                 ---------    --------
Net increase in cash and cash equivalents                           72,056      15,549
Cash and cash equivalents:
  Beginning of period                                               12,628       9,549
                                                                 ---------    --------
  End of period                                                  $  84,684    $ 25,098
                                                                 =========    ========

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

See accompanying notes to condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

NOTE 2 - INVENTORIES:

                                        September 30, 1997    December 31, 1996
                                        ------------------    -----------------
                                                    (In thousands)
Inventories consist of the following:
First-in, first-out ("FIFO") method:
  Crude oil                                   $ 9,530              $10,443
  Refined products                             25,340               22,462
  Refinery and shop supplies                    7,512                7,439
Retail method:
  Merchandise                                   5,678                2,768
                                              -------              -------
                                               48,060               43,112
Allowance for last-in, first-out
  ("LIFO") method                                 920               (4,886)
                                              -------              -------
                                              $48,980              $38,226
                                              =======              =======

NOTE 3 - LONG-TERM DEBT:

     In August 1997, the Company issued $150,000,000 of 9% senior subordinated notes (the "9% Notes"), due in 2007. The net proceeds of the 9% Notes, after deducting expenses and initial purchasers discount, were approximately $146,800,000. Approximately $73,600,000 of the proceeds have been used to repay outstanding indebtedness and the Company intends to use approximately $18,900,000 to purchase certain service station/convenience stores currently subject to capital lease obligations. The remaining proceeds of approximately $54,300,000 will be used for general corporate purposes.

     The Indenture supporting the 9% Notes contains restrictive covenants, events of default and other provisions that are substantially similar to those for the Company's $100,000,000 in aggregate principal amount of 9 3/4% senior subordinated notes (the "9 3/4% Notes") due 2003, issued in November 1993.

     Repayment of the 9 3/4% Notes and the 9% Notes is jointly and severally guaranteed on an unconditional basis by the Company's direct and indirect wholly-owned subsidiaries, subject to a limitation designed to ensure that such guarantees do not constitute a fraudulent conveyance. Except as otherwise allowed in the Indenture pursuant to which the Notes were issued, there are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to the Company in certain circumstances.

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES:

     The Company and certain subsidiaries are defendants to various legal actions. Certain of these pending legal actions involve or may involve claims for compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of these legal actions, proceedings or claims could be decided adversely. Although the amount of liability at September 30, 1997 with respect to these matters is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial condition or results of operations.

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

     The Company has received several tax notifications and assessments from the Navajo Nation relating to crude oil and natural gas removed from properties located outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1,800,000 severance tax assessment issued to Giant Arizona in November 1991. The Company has invoked its appeal rights with the Nation's Tax Commission in connection with this assessment and intends to oppose the assessment. It is the Company's position that it is in substantial compliance with laws applicable to the disputed area and, therefore, has accrued a liability in regards thereto for substantially less than the amount of the original assessment. It is possible that the Company's assessments will have to be litigated by the Company before final resolution. In addition, the Company may receive further tax assessments.

NOTE 5 - ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION:

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

     On June 3, 1997, Giant Industries Arizona, Inc., ("Giant Arizona"), a wholly-owned subsidiary of the Company, purchased all of the issued and outstanding common stock of Phoenix Fuel Co., Inc. ("Phoenix Fuel") from J. W. Wilhoit, as Trustee of the Wilhoit Trust Agreement Dated December 26, 1974 and other related entities for approximately $30,000,000 in cash.

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

     Both acquisitions have been accounted for using the purchase method. Results of operations of the acquired businesses from their respective dates of acquisition have been included in the Company's consolidated statement of earnings for the nine months ended September 30, 1997. The Company recorded estimated goodwill of approximately $15,000,000 for the acquisition of Phoenix Fuel and $1,000,000 for the acquisition of the Thriftway Assets pending final allocation of the purchase price. The Company is amortizing goodwill related to the Phoenix Fuel acquisition over 30 years and goodwill related to the Thriftway Assets acquisition over 20 years.

     The acquisitions were funded under the Company's Credit Agreement, (the "Agreement"), dated October 4, 1995, as amended, with a group of banks. This Agreement was amended effective May 23, 1997 to increase the borrowing commitment under the unsecured capital expenditure facility portion of the Agreement to $70,000,000 from $30,000,000 and to extend the due date to May 23, 2000 from October 4, 1998, for both the unsecured capital expenditure facility and the unsecured working capital facility. The proceeds of the capital expenditure facility can be used for the following: (a) to purchase the Thriftway Assets and for the purchase of the common stock of Phoenix Fuel, (b) to repurchase shares of the Company's common stock, and (c) for acquisitions, capital expenditures and general corporate purposes, but not for working capital expenditures. On May 23, 1999, the borrowing commitment under the capital expenditure facility is required to be reduced by $20,000,000. At September 30, 1997, there were no direct borrowings under the capital expenditure facility. Funds under the working capital facility portion of the Agreement are available to provide working capital and letters of credit in the ordinary course of business. At September 30, 1997, there were no direct borrowings under the working capital facility and there were approximately $15,900,000 of irrevocable letters of credit outstanding. Certain covenants and restrictions contained in the original Credit Agreement were also modified. The interest rate on these unsecured facilities is tied to various short-term indices and the associated interest rate margin has been revised downward. The interest rate at September 30, 1997 was approximately 6.5%. Phoenix Fuel will be a guarantor under the Agreement and the Indenture, dated as of November 29, 1993 among Giant, as Issuer, the Subsidiary Guarantors, as guarantors, and NBD Bank, National Association, as Trustee, relating to the 9 3/4% Notes.

     The following unaudited pro forma combined condensed statements of earnings for the nine months ended September 30, 1997 and 1996 combine the historical financial information for the Company, the Thriftway Assets and Phoenix Fuel assuming the acquisitions were consummated at the beginning of the periods presented, as well as the sale of the 9% Notes and the application of the proceeds as described in Note 3, assuming such transaction had occurred at the beginning of such periods. The pro forma statements include the results of operations of the Company and the Acquisitions, along with adjustments which give effect to events that are directly attributable to the transactions and which are expected to have a continuing impact.

     This unaudited pro forma financial information does not purport to represent the results of operations that actually would have resulted had the purchase occurred on the date specified, nor should it be taken as indicative of the future results of operations.

                  PRO FORMA COMBINED CONDENSED STATEMENTS OF EARNINGS
                     NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
                                     (UNAUDITED)
                                                           Pro Forma    Pro Forma
                                                             1997         1996
                                                          ----------   ----------
Net revenues                                              $  600,525   $  584,885
Cost of products sold                                        456,704      437,124
                                                          ----------   ----------
Gross margin                                                 143,821      147,761
Operating expenses                                            71,225       69,651
Depreciation and amortization                                 20,224       17,616
Selling, general and administrative expenses                  16,384       16,236
                                                          ----------   ----------
Operating income                                              35,988       44,258
Interest expense, net                                         15,520       15,612
                                                          ----------   ----------
Earnings from continuing operations before income taxes       20,468       28,646
Provision for income taxes                                     8,128       11,181
                                                          ----------   ----------
Earnings from continuing operations                       $   12,340   $   17,465
                                                          ==========   ==========
Earnings per common share for continuing operations       $     1.12   $     1.55
                                                          ==========   ==========
Weighted average number of shares outstanding             11,064,597   11,247,710
                                                          ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
-------------------------------------------------------
     Earnings from continuing operations before income taxes were $10.8 million for the three months ended September 30, 1997, an increase of approximately $2.1 million from $8.7 million for the three months ended September 30, 1996. For the nine months ended September 30, 1997, earnings from continuing operations before income taxes were $22.2 million, a decrease of $4.5 million from the $26.7 million reported in the comparable 1996 period. In both periods, there were significant contributions to earnings from the acquisitions of ninety-six retail service station/convenience stores and Phoenix Fuel Co., Inc. (the "Acquisitions") in the second quarter of 1997. In addition, the third quarter of 1997 recorded increases of 7% in refinery margins and 4% in refinery sourced sales volumes. The first nine months of 1997 recorded a 4% decline in refinery margins, partially attributable to a decline in West Coast product prices, while refinery sourced sales volumes remained relatively flat despite curtailed production due to scheduled maintenance turnarounds at both of the Company's refineries. The earnings of both 1997 periods were impacted by higher operating and interest costs as compared to the same 1996 periods.

REVENUES
--------
     Revenues for the three months ended September 30, 1997, increased approximately $61.3 million or 45% to $197.3 million from $136.0 million in the comparable 1996 period. The increase is primarily due to the Acquisitions and a 4% increase in refinery finished product sales volumes, offset in part by a 7% decline in refinery weighted average selling prices.

     The volumes of refined products sold through the Company's retail units increased approximately 57% from 1996 third quarter levels primarily due to the acquisition of the ninety-six retail service station/convenience stores, offset in part by a 5% decline in volumes sold from the Company's other retail operations. This reflects an 8% decline in the volumes of finished product sold from the Company's other service station/convenience stores and a 12% increase in volumes sold from the Company's travel center.

     Revenues for the nine months ended September 30, 1997, increased approximately $91.8 million or 24% to $467.6 million from $375.8 million in the comparable 1996 period. The increase is primarily due to the Acquisitions, while refinery weighted average selling prices and finished product sales volumes were relatively constant.

     The volumes of refined products sold through the Company's retail units increased approximately 29% during the first nine months of 1997 primarily due to the acquisition of the ninety-six retail service station/convenience stores, offset in part by a 1% decline in the volumes of finished product sold from the Company's other retail operations. This reflects a 2% decline in the volumes of finished product sold from the Company's other service station/convenience stores and a 1% increase in volumes sold from the Company's travel center.

COST OF PRODUCTS SOLD
---------------------
     For the three months ended September 30, 1997, cost of products sold increased $45.8 million or 46% to $146.3 million from $100.5 million in the corresponding 1996 period. The increase is primarily due to the Acquisitions and a 4% increase in refinery finished product sales volumes, offset in part by a 12% decline in average crude oil costs.

     For the nine months ended September 30, 1997, cost of products sold increased $77.7 million or 29% to $345.0 million from $267.3 million in the corresponding 1996 period. The increase is primarily due to the Acquisitions, while average crude oil costs and refinery finished product sales volumes were relatively unchanged. In addition, the liquidation of certain lower cost crude oil LIFO inventory layers in the first quarter of 1996 reduced 1996 cost of products sold by approximately $2.1 million. There were no similar liquidations in 1997.

OPERATING EXPENSES
------------------
     For the three months ended September 30, 1997, operating expenses increased approximately $8.9 million or 55% to $25.0 million from $16.1 million in the three months ended September 30, 1996.

     For the nine months ended September 30, 1997, operating expenses increased approximately $11.8 million or 25% to $59.2 million from $47.4 million in the nine months ended September 30, 1996.

     Approximately 85% of the three month increase and 82% of the nine month increase is due to the Acquisitions. In addition, in each comparative period 1997 costs are higher due to increases in payroll and related costs and increased retail advertising costs. The three month comparisons also include higher 1997 refinery repair and maintenance expenditures, while the nine month comparative periods reflect increased refinery purchased fuel costs, offset by a reduction in refinery utility costs.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the three months ended September 30, 1997, depreciation and amortization increased approximately $2.3 million or 52% to $6.8 million from $4.5 million in the same 1996 period.

     For the nine months ended September 30, 1997, depreciation and amortization increased approximately $4.5 million or 35% to $17.4 million from $12.9 million in the same 1996 period.

     Approximately 58% of the three month increase and 40% of the nine month increase is due to the Acquisitions. The remaining increases in each period are primarily related to acquisitions, construction, remodeling and upgrades in retail and refinery operations, the amortization of certain 1997 and 1996 refinery turnaround costs and the amortization of certain deferred financing costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     For the three months ended September 30, 1997, selling, general and administrative expenses increased approximately $0.1 million or 1% to $3.5 million from $3.4 million in the corresponding 1996 period.

     For the nine months ended September 30, 1997, selling, general and administrative expenses increased approximately $0.8 million or 7% to $13.3 million from $12.5 million in the corresponding 1996 period.

     The increase in both comparative periods is primarily the result of higher payroll and related costs, due in part to planning for and in anticipation of future growth, and additional selling, general and administrative expenses related to the Acquisitions, in the 1997 periods. These increases were offset in part by reductions in the 1997 period expenses to adjust certain accruals for management incentive bonuses and estimated liabilities for self insured workmen's compensation and property and casualty claims to expected levels. In addition, the nine month comparisons were affected by higher 1996 expenses relating to accruals for incentive bonus plans, estimated severance tax assessments and environmental liabilities.

INTEREST EXPENSE, NET
---------------------
     For the three months ended September 30, 1997, net interest expense (interest expense less interest income) increased approximately $2.1 million or 81% to $4.8 million from $2.7 million in the comparable 1996 period.

     For the nine months ended September 30, 1997, net interest expense increased approximately $1.5 million or 17% to $10.6 million from $9.1 million in the comparable 1996 period.

     The increase in both comparative periods is primarily due to an increase in interest expense because of additional long-term debt related to the Acquisitions and the issuance of $150.0 million of 9% senior subordinated notes (the "9% Notes") in August 1997. The increase is offset in part by a reduction in interest expense related to the payment of approximately $32.0 million of long-term debt in 1996 from operating cash flow and the sale of the Company's oil and gas operations, along with an increase in interest income in the 1997 period. The average interest rate for the 1997 period is slightly higher due to the capital lease transactions related to the acquisition of the ninety-six retail service station/convenience stores and the issuance of the 9% Notes.

INCOME TAXES
------------
     Income taxes for the three and nine months ended September 30, 1997 and 1996 were computed in accordance with Statement of Financial Accounting Standards No. 109, resulting in effective tax rates of between 39% and 40%.

DISCONTINUED OPERATIONS
-----------------------
     Substantially all of the Company's oil and gas assets were sold in August 1996.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS
-------------------------
     Operating cash flows for the first nine months of 1997 decreased compared to the first nine months of 1996, primarily as the result of the differences in the net changes in working capital items in each period, offset in part by increased cash flow, represented by net earnings plus depreciation and amortization plus deferred income taxes, in the first nine months of 1997. Net cash provided by operating activities of continuing operations totaled $28.2 million for the nine months ended September 30, 1997, compared to $47.2 million for the comparable 1996 period.

WORKING CAPITAL
---------------
     Working capital at September 30, 1997 consisted of current assets of $198.7 million and current liabilities of $81.0 million, or a current ratio of 2.45:1. At December 31, 1996, the current ratio was 1.33:1 with current assets of $86.5 million and current liabilities of $65.0 million.

     Current assets have increased since December 31, 1996, primarily due to an increase in cash and cash equivalents, accounts receivable, inventories and prepaid items. Accounts receivable and prepaid items have increased primarily as the result of the Acquisitions. Inventories have increased due to the Acquisitions and a 12% increase in crude oil inventory volumes. Current liabilities have increased due to an increase in accounts payable and accrued expenses. Accounts payable have increased primarily as the result of the Acquisitions, offset in part by a decline in the cost of raw materials. Accrued expenses have increased primarily due to the Acquisitions and higher accrued interest costs, offset in part by the payment of a contingent liability related to the Bloomfield refinery acquisition.

CAPITAL EXPENDITURES AND RESOURCES
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment and other assets totaled approximately $28.8 million for the first nine months of 1997, including capacity enhancement projects, facility upgrades and turnaround expenditures at the refineries; major remodeling expenditures at three retail units, the acquisition of land for future retail operations and continuing retail equipment and system upgrades; and transportation equipment and facility upgrades.

     During the second quarter, the Bloomfield refinery completed a major, every four year, maintenance turnaround including certain debottlenecking procedures that increased reformer capacity by approximately 500 bbls per day.

     In March 1997, the Ciniza refinery completed a reformer and isomerization unit turnaround including certain debottlenecking procedures that increased reformer capacity by approximately 700 bbls per day and isomerization capacity by approximately 1,000 bbls per day and in August 1997 completed the replacement of platinum catalyst in the isomerization unit and the platformer.

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

     The Acquisitions were funded with $54.0 million of indebtedness incurred under the Company's Credit Agreement, as more fully described below.

     On a pro forma basis, assuming the Acquisitions and the issuance of the 9% Notes occurred on January 1, 1996, the Company's net revenues would have been $785.8 million and $600.5 million, net earnings from continuing operations would have been $18.2 million and $12.3 million and earnings from continuing operations per common share would have been $1.62 and $1.12 for the year ended December 31, 1996 and the nine months ended September 30, 1997, respectively. This unaudited pro forma financial information does not purport to represent the results of operations that actually would have resulted had the purchases occurred on the date specified, nor should it be taken as indicative of the future results of operations.

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

CAPITAL STRUCTURE
-----------------
     At September 30, 1997 and December 31, 1996, the Company's long-term debt was 67.5% and 48.1% of total capital, respectively. The increase is primarily due to an increase in long-term debt resulting from the issuance of the 9% Notes, the proceeds of which were partially used to payoff debt incurred in the Acquisitions and borrowings under the Company's working capital facility. This was offset in part by an increase in stockholders' equity due to net earnings which were offset in part by the acquisition of shares of the Company's common stock accounted for as treasury shares. The Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 59.1% and 45.1% at September 30, 1997 and December 31, 1996, respectively.

     In August 1997, the Company issued the 9% Notes, due in 2007. The net proceeds of the 9% Notes, after deducting expenses and initial purchasers discount, were approximately $146.8 million. Approximately $73.6 million of the proceeds have been used to repay outstanding indebtedness and the Company intends to use approximately $18.9 million to purchase service station/convenience stores currently subject to capital lease obligations. The remaining proceeds of approximately $54.3 million will be used for general corporate purposes.

     The Indenture supporting the 9% Notes contains certain restrictive covenants, events of default and other provisions that are substantially similar to those for the $100.0 million in aggregate principal amount of 9 3/4% senior subordinated notes (the "9 3/4%
Notes"), due 2003, issued in November 1993.

     Repayment of the 9 3/4% Notes and the 9% Notes is jointly and severally guaranteed on an unconditional basis by the Company's direct and indirect wholly-owned subsidiaries, subject to a limitation designed to ensure that such guarantees do not constitute a fraudulent conveyance. Except as otherwise allowed in the Indenture pursuant to which the Notes were issued, there are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to the Company in certain circumstances.

     In October 1995, the Company entered into a Credit Agreement with a group of banks under which $30.0 million was borrowed pursuant to a three-year unsecured revolving term facility to provide financing for the purchase of the Bloomfield refinery. This revolving term facility was repaid from cash on hand and proceeds from the sale of the Company's oil and gas assets. This Agreement was amended effective May 23, 1997 to increase the borrowing commitment under the unsecured capital expenditure facility portion of the Agreement to $70.0 million from $30.0 million and to extend the due date to May 23, 2000 from October 4, 1998, for both the unsecured capital expenditure facility and the unsecured working capital facility. The Company borrowed $54.0 million under this capital expenditure facility to fund the amounts paid with respect to the Acquisitions. These amounts have been repaid from the proceeds of the 9% Notes. Additional borrowings under the capital expenditure facility can be used to repurchase shares of the Company's common stock, and for acquisitions, capital expenditures and general corporate purposes, but not for working capital expenditures. On May 23, 1999, the borrowing commitment under the capital expenditure facility is required to be reduced by $20.0 million. At September 30, 1997, there were no direct borrowings under this facility. This facility has a floating interest rate that is tied to various short-term indices. At September 30, 1997, this rate was approximately 6.5% per annum.

     In addition, the Credit Agreement contains a three-year unsecured working capital facility to provide working capital and letters of credit in the ordinary course of business. The availability under this working capital facility is the lesser of (i) $40.0 million, or (ii) the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories as defined in the Credit Agreement. At September 30, 1997, the lesser amount was $40.0 million. This facility has a floating interest rate that is tied to various short-term indices. At September 30, 1997, this rate was approximately 6.5% per annum. There were no direct borrowings under this arrangement at September 30, 1997, and there were approximately $15.9 million of irrevocable letters of credit outstanding, primarily to secure purchases of raw materials. Borrowings under this facility are generally higher at month end due to payments for raw materials and various taxes.

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

     Phoenix Fuel will be a guarantor under the Credit Agreement and the Indenture, dated as of November 29, 1993 among Giant, as Issuer, the Subsidiary Guarantors, as guarantors, and NBD Bank, National
Association, as Trustee, relating to the 9 3/4% Notes.

     The Company's Board of Directors has authorized the repurchase of up to 1.5 million shares of the Company's common stock. During the quarter the Company did not repurchase any shares of its common stock under this stock repurchase plan. From the inception of the stock repurchase plan the Company has repurchased 1,198,800 shares at a weighted cost of $9.90.

     On September 25, 1997, the Company's Board of Directors declared a cash dividend on common stock of $0.05 per share payable to stockholders of record on October 24, 1997. This dividend was paid on November 6, 1997. Future dividends, if any, are subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors.

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

     In September 1997, the Company announced a product trademark licensing agreement with Conoco. Under the agreement, the Company will initially brand twelve of its service station/convenience stores with Conoco, with the potential for additional branded locations. In addition, the Company will provide fuels for existing Conoco outlets from its two refineries. Conoco's national brand acceptance and substantial credit card base combined with the Company's ability to contribute to increased credit card distribution and sales, creates an additional long term product outlet for the Company's refineries.

     The Company has executed an agreement to acquire the assets of Ever-Ready Oil Co., Inc. and a related entity (collectively "Ever-Ready"). The purchase is scheduled to close in the first quarter of 1998, subject to normal due diligence, various conditions and regulatory approvals. Ever-Ready is an Albuquerque based petroleum products distributor that has been in business for 68 years. Ever-Ready has fuel sales of approximately 5,000 barrels per day and lubricant sales of approximately one million gallons per year. The assets to be acquired include, among other things, twenty-seven retail service station/convenience stores and ten cardlock fueling operations.

     The Arizona Legislature mandated the use of reformulated gasolines in Maricopa County, Arizona, effective July 1997. The Company currently owns and operates six service station/convenience stores in Maricopa County and, with the acquisition of Phoenix Fuel, has acquired other retail/wholesale marketing operations, some of which are also located in Maricopa County. The Company does not currently manufacture reformulated gasoline because it is not mandated in its primary market area. The Company could manufacture reformulated gasoline by making certain capital improvements at its refineries. The Company also has the ability to purchase or exchange reformulated gasolines to supply its operations in Maricopa County. The Company does not believe the mandate will have a material impact on current or future operations.

     The Company believes that local crude oil production currently approximates 98% of aggregate local crude oil demand and that the supply of crude oil and condensate in the Four Corners is improving as a result of enhanced recovery programs and increased drilling activities by major oil companies in the area. The Company is currently able to supplement local crude oil supplies with Alaska North Slope crude oil ("ANS") through its gathering systems interconnection with the Four Corners and Texas-New Mexico common carrier pipeline systems. Based on projections of local crude oil availability from the field and current levels of usage of ANS (which are limited to 1,500 bpd by the refineries' configurations), the Company believes an adequate supply of crude oil and other feedstocks will be available from local producers, crude oil sourced through common carrier pipelines and other sources to sustain refinery operations for the foreseeable future at substantially the levels currently being experienced. However, there is no assurance that this situation will continue.

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

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive and governmental factors affecting the Company's operations, markets, products, services and prices; the continuing effect of the acquisition of the ninety-six retail service station/convenience stores and the operations of Phoenix Fuel Co. Inc. on the Company' s financial position and results of operations; the potential impact of the product trademark licensing agreement with Conoco; the impact of the mandated use of reformulated gasolines on the Company's operations; the adequacy of raw material supplies and the potential effects of various pipeline projects as they relate to the Company's market area and future profitability and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     11 - Computation of Per Share Data.

     27 - Financial Data Schedule.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended September 30, 1997.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.

                           GIANT INDUSTRIES, INC.


                           /s/ A. WAYNE DAVENPORT
                           --------------------------------------------
                           A. Wayne Davenport
                           Vice President and Chief Financial Officer
                           (Principal Financial and Accounting Officer)

Date: November 13, 1997