Form 10-K405
period 1997-12-31
GIANT INDUSTRIES INC
filed 1998-03-31
CIK 856465

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1997.

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

                          Yes [X]       No [ ]

     As of February 28, 1998, 10,993,267 shares of the registrant's Common Stock, $.01 par value, were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $134,400,000 based on New York Stock Exchange closing prices on February 28, 1998.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following documents are incorporated by reference in
Part III of this Form 10-K Report:

     Proxy Statement for Registrant's 1998 Annual Meeting of
Stockholders - Items 10, 11, 12, and 13.

                              PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES.

GENERAL

     Giant Industries, Inc., a Delaware corporation ("Giant" or the "Company"), through its wholly-owned subsidiary Giant Industries Arizona, Inc. ("Giant Arizona"), is engaged in the refining and marketing of petroleum products in New Mexico, Arizona, Colorado and Utah, with a concentration in the Four Corners where these states adjoin. The Company sells petroleum products through company-operated retail facilities, independent wholesalers and retailers, industrial/commercial accounts and sales and exchanges with major oil companies. In addition, through its wholly-owned subsidiary Phoenix Fuel Co., Inc. ("Phoenix Fuel"), which was acquired June 3, 1997, Giant Arizona operates an industrial/commercial petroleum fuels and lubricants distribution operation including an unattended fleet fueling ("cardlock") operation.

     The Company was incorporated in 1989 and completed its initial public offering in December 1989. At December 31, 1997, the Company had 10,993,267 shares of outstanding Common Stock. Giant Arizona was founded in 1961 and operated as a sole proprietorship until incorporation in the State of Arizona in 1969.

     The Company's long-term strategy is to profitably grow its refining, retail marketing and other marketing operations through both selective acquisitions and capital improvements to its existing operations. This strategy, in part, is designed to increase integration or control over the distribution of a greater portion of the Company's refined products through their sale in the Company's retail network. The Company also intends to increase its market presence in the growing Southwest market including the Phoenix and Tucson areas. Through selective acquisitions, the Company may expand into new market regions outside the Four Corners area where the Company's management believes it can duplicate its business strategy.

REFINING AND MARKETING

     REFINING

     Giant Arizona owns and operates two refineries. The Ciniza refinery is located on 880 acres near Gallup, New Mexico, and the Bloomfield refinery is located on 285 acres near Farmington, New Mexico. Both of these refineries are geographically located in the Four Corners area. This area serves as the Company's primary market for its refined products and as the primary source of its crude oil and natural gas liquids ("NGLs") supplies.

     Management believes that the technical capabilities of both refineries, together with the high quality of locally available feedstocks, enable the Company to achieve refinery yields which are comparable to that achieved by some larger more complex refineries located outside of the area. Both refineries are equipped with fluid catalytic cracking, naphtha hydrotreating, reforming, and LPG recovery units, as well as diesel hydrotreating and sulfur recovery units to manufacture low sulfur diesel fuel. The Ciniza refinery utilizes an alkylation process to manufacture high octane gasoline from its catalytic cracking unit olefins. The Bloomfield refinery accomplishes this using a catalytic polymerization unit. The Ciniza refinery is also equipped with an isomerization unit, which enables it to produce additional gasoline through the processing of NGLs, and cogeneration facilities. These processing configurations enable the refineries to yield in excess of 90% high value products, including gasoline, diesel fuel and jet fuel, from each barrel of crude oil refined. The refineries manufacture a product slate that can include 100% unleaded gasoline and 100% low sulfur diesel fuel.

     Set forth below is data with respect to refinery operations and the primary refined products produced during the indicated periods.

                                                 Year Ended December 31,
                                          ------------------------------------
                                          1997    1996    1995(1) 1994    1993
                                          ----    ----    ----    ----    ----
Feedstock throughput:(2)
  Crude oil                              33,700  34,800  23,700  19,100  20,300
  NGLs and oxygenates                     6,500   5,400   5,000   4,500   5,000
                                         ------  ------  ------  ------  ------
     Total                               40,200  40,200  28,700  23,600  25,300
                                         ======  ======  ======  ======  ======
Crude oil throughput (as a % of total)      84%     87%     83%     81%     80%
Rated crude oil capacity utilized           87%     90%     88%     92%     98%
Refinery margin ($/bbl)                  $ 6.39  $ 6.21  $ 5.13  $ 5.60  $ 6.69
Products:(2)
  Gasoline                               24,800  24,900  18,500  15,200  16,300
  Diesel fuel                            11,000  10,900   7,200   5,200   5,400
  Jet fuel                                  800   1,100     900   1,300   1,800
  Other                                   3,600   3,300   2,100   1,900   1,800
                                         ------  ------  ------  ------  ------
     Total                               40,200  40,200  28,700  23,600  25,300
                                         ======  ======  ======  ======  ======
High Value Products:
  Gasoline                                  62%     62%     65%     64%     65%
  Diesel fuel                               27%     27%     25%     22%     21%
  Jet fuel                                   2%      3%      3%      6%      7%
                                         ------  ------  ------  ------  ------
     Total                                  91%     92%     93%     92%     93%
                                         ======  ======  ======  ======  ======

(1) The 1995 operating data reflects the operations of the Bloomfield refinery effective October 4, 1995. The purchase of the Bloomfield refinery increased the Company's total rated crude oil refining capacity owned by 18,000 bpd.

(2) Average barrels per day ("bpd").


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

     In general, a major refinery turnaround is scheduled every four years. The most recent major turnaround occurred at the Bloomfield refinery during April and May 1997. During the turnaround, certain debottlenecking procedures were completed that increased reformer capacity by approximately 900 bpd. A major turnaround is scheduled for the Ciniza refinery in the second quarter of 1998. During this turnaround, the Company intends to complete certain debottlenecking procedures to increase reformer capacity by approximately 800 bpd. In 1997, minor scheduled reformer and isomerization unit turnarounds at the Ciniza refinery included certain debottlenecking procedures that increased capacity by approximately 700 bpd for the reformer and 1,000 bpd for the isomerization unit. Unscheduled maintenance shutdowns also occur, but the Company believes that the record of both refineries with respect to unscheduled maintenance shutdowns is generally good compared with the industry as a whole.

     RAW MATERIAL SUPPLY

     The refineries primarily process a mixture of high gravity, low sulfur crude oil, condensate and NGLs. The locally produced, high quality crude oil known as Four Corners Sweet is the primary feedstock for the refineries. The refineries also supplement their supply of crude oil with Alaska North Slope ("ANS") crude oil, accessed from the West Coast through the Company's gathering systems interconnection with the Four Corners and Texas-New Mexico pipeline systems, which together can transport approximately 65,000 barrels per day.

     The Company believes that local crude oil production currently approximates local crude oil demand and that the supply of crude oil and condensate in the Four Corners has improved as a result of enhanced recovery programs and increased drilling activities by major oil companies in the area. Based on projections of local crude oil availability from the field and current levels of usage of ANS (which are limited to 1,500 bpd by the refineries' configurations), the Company believes an adequate supply of crude oil and other feedstocks will be available from local producers, crude oil sourced through common carrier pipelines and other sources to sustain refinery operations for the foreseeable future at substantially the levels currently being experienced. However, there is no assurance that this situation will continue. Any significant long-term interruption in crude oil supply or to the crude oil transportation system would have an adverse effect on the Company's operations.

     The Company continues to evaluate other supplemental crude oil supply alternatives for its refineries on both a short-term and long-term basis. The Company understands that production of ANS has been declining and is aware of proposals that would, at some time in the future, eliminate the shipping of ANS through the Four Corners pipeline system. In the event of a shortage in supply of locally produced feedstocks and ANS, the Company has identified potential opportunities for accessing other supplemental crude oil supplies via the pipelines. The Ciniza refinery also has access to West Texas Intermediate and other lesser known crude oils by rail, should the need arise and should economic conditions allow the use of such alternate crude oils. If additional supplemental feedstocks become necessary, the Company intends to implement then available alternatives as necessary and as is most advantageous under the then prevailing conditions. The Company currently believes that the most desirable strategy to supplement local crude oil supplies on a long-term basis would be the delivery of supplemental crude oil from outside of the Four Corners area by pipeline. Such crude oil may be of lesser quality than locally available crude oils, and the Company believes such crude oil will generally have a delivered cost greater than that of locally available crude oil. Implementation of supplemental supply alternatives may result in additional raw material costs, operating costs, capital costs, or a combination thereof in amounts which are not presently ascertainable by the Company but which will vary depending on factors such as the specific alternative implemented, the quantity of supplemental feedstocks required, and the date of implementation. Implementation of some supply alternatives requires the consent or cooperation of third parties and other considerations beyond the control of the Company.

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

     In addition to crude oil, the Ciniza refinery currently has the capability of processing approximately 6,000 barrels per day of NGLs, consisting of natural gasoline, normal butane and isobutane. NGLs are used as gasoline blending components and to supply the isomerization and alkylation units. NGLs increase the percentage of gasoline and the octane levels that the refinery can produce, which typically increase the Company's refining margins. NGLs further enhance refinery margins because the Company has historically been able to purchase NGLs at a lower cost per barrel than crude oil. In 1997, the Company undertook several projects at its refineries that increased its ability to utilize NGLs and intends to complete additional projects in 1998 to further its NGL utilization.

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

     On December 12, 1997, the Company completed the sale of its ethanol processing plant in Portales, New Mexico. Ethanol is an oxygenate which can be used as a gasoline blending component. The Company temporarily closed this plant in October 1995 and had planned to reopen the facility in 1997 but decided to sell the facility when the opportunity arose and to concentrate on its core business of refining and marketing. The Company anticipates that it will be able to purchase sufficient quantities of oxygenates from third parties at acceptable prices for the foreseeable future.

     TRANSPORTATION

     Crude oil supply for the Ciniza and Bloomfield refineries comes primarily from the Four Corners area and is either connected by Company owned pipeline or delivered by Company owned truck transports to pipeline injection points or refinery tankage. The Company owns about 240 miles of pipeline for gathering and delivery of crude oil to the refineries. The pipeline system reaches into the San Juan Basin and connects with common carrier pipelines. The Ciniza refinery receives NGLs through a 13-mile Company owned pipeline connected to a natural gas liquids fractionation plant.

     Currently, over 40 Company-owned truck transports are involved in the collection of crude oil from producing wells to supply the refineries.

MARKETING AND DISTRIBUTION

     THE FOUR CORNERS MARKET. The Four Corners area is the primary market area for the Company's refined products. The Company's New Mexico market includes the greater Albuquerque area, the largest market in New Mexico. Substantially all of the Company's refined products are distributed in the Four Corners market. The Company estimates that, during 1997, its gasoline production was distributed 57% in New Mexico, 28% in Arizona, 10% in Colorado and 5% in Utah; and its diesel production was distributed 56% in New Mexico, 29% in Arizona, 11% in Colorado and 4% in Utah. The Company's truck transports support refinery sales in its primary market as well as its secondary markets. These vehicles hauled approximately 43% of the refineries' sales barrels in 1997. The balance is transported by customer or common carrier trucking.

     REFINED PRODUCT SALES. During 1997, the Company sold approximately 9,200,000 barrels of gasoline and 4,000,000 barrels of diesel fuel from its refineries. The Company's retail units sold an equivalent of approximately 31% of these gasoline and 15% of these diesel sales. Gasoline and diesel deliveries made through product exchanges with large oil companies accounted for approximately 14% of the volume sold by the refineries. The remaining gasoline and diesel sales were made to wholesalers, retailers and industrial/commercial customers. Supplementing sales barrels sourced from both refineries were purchases, for resale, of gasoline and diesel from other sources.

     The Company's other refined products, including military jet fuels, are marketed to various third party customers.

     RETAIL MARKETING. At December 31, 1997, the Company operated 137 service station/convenience stores located in New Mexico, Arizona, Colorado and Utah. This was eighty-five more units than in 1996. The Company also operates a Travel Center located on I-40 adjacent to the Ciniza refinery near Gallup, New Mexico. The Company's retail units sold approximately 144,700,000 gallons of gasoline and diesel fuel in 1997 compared to approximately 105,800,000 gallons in 1996, a 37% increase. Merchandise sales increased approximately 53% in 1997, to $75,000,000 from $49,100,000. The increases were primarily due to an increase in the number of stores operated by the Company.

     For 1997, same store sales increased 2% for merchandise and decreased by 3% for gasoline and diesel fuel compared to 1996.

     During 1997, the Company continued to look for acquisition opportunities to expand its retail marketing. In June, the Company completed the acquisition of 96 retail units in the Four Corners, Northern New Mexico and Colorado areas. At the end of the first quarter of 1998, 18 of these units had either been sold or were closed, leaving 78 operating units. These units are operated under various brand names, i.e., Thriftway, Gasman, Gasamat, Plateau and Malco. In 1998, the Company intends to consolidate the number of brands under which it operates. Also in 1997, a number of new land sites were acquired for planned growth through construction in 1998.

     In 1998, the Company will continue to look for acquisition opportunities to expand its retail marketing in areas that are consistent with its strategic refining and marketing objectives. The Company also plans to construct thirteen units. This additional growth is expected to be in the Four Corners and other Arizona and New Mexico market areas. Additional land sites are also expected to be acquired in 1998, along with the rebuilding or remodeling of several units.

     In September, Giant and Conoco Oil Co. entered into a strategic branding/licensing agreement that allows the Company to brand approved gasoline locations with the Conoco gasoline brand. Presently, nine units (including the Travel Center) are in process of being converted and, based upon expected improvements in gasoline volumes and gross profit, additional units will be branded in 1998.

     Many of the Company's service stations are modern, high-volume, self-service stations. During 1997, the Company remodeled 3 units and continued its program to install credit card readers in dispensers at its higher-volume units. New product dispensers were installed at 13 units. The program to upgrade dispensers and card readers is expected to continue during 1998.

     The Company has executed an agreement to acquire the assets of Ever-Ready Oil Co., Inc. and a related entity (collectively "Ever-Ready"). Closing is contingent upon, among other things, due diligence, various conditions and regulatory approvals. Ever-Ready is an Albuquerque-based petroleum products distributor that has been in business for 68 years. Ever-Ready has fuel sales of approximately 5,000 barrels per day and lubricant sales of approximately 1.0 million gallons per year. The assets include, among other things, twenty-seven retail service station/convenience stores and ten cardlock fueling operations. A portion of the assets are subject to rights of first refusal in favor of third parties. One of these parties has exercised its rights while another did not. The Company has the option of closing on the remaining assets or cancelling the purchase.

     The Company has entered into agreements to acquire 33 service station/convenience stores from Kaibab Industries, Inc. The retail units, located throughout Arizona, include 15 in the greater Phoenix area and 11 in the Tucson market, with the balance located primarily in southern and eastern Arizona. Other assets in the acquisition include fuel truck/transports, other related equipment, fuel inventories and some undeveloped real estate. These units have had sales of approximately 70 million gallons of refined petroleum products per year. The acquisition is expected to close in the second quarter of 1998 subject to normal pre-closing conditions, due diligence procedures and regulatory approvals.

     On February 10, 1998, the Company completed the purchase of the assets of DeGuelle Oil Company and the stock of DeGuelle Enterprises (collectively "DeGuelle") for $9,750,000. DeGuelle is a Durango, Colorado-based petroleum marketing company. Included in the purchase were seven service station/convenience stores, two cardlock commercial fleet fueling facilities, a gasoline and diesel storage bulk plant and related transportation equipment. All of the facilities are located in southwestern Colorado and will be supplied by the Company's refineries. In 1997, DeGuelle had sales of approximately 10,000,000 gallons of gasoline and diesel fuel in addition to 35,000 gallons of lubricants.

     The Company's service stations are augmented with convenience stores at many locations, which provide items such as general merchandise, alcoholic and nonalcoholic beverages, fast foods, health and beauty aids and automotive products.

     As a result of the Thriftway acquisition, the Retail Division entered into brand name fast food operations in 11 units (7 Taco Bell; 3 Blimpie; 1 A&W). In addition, "The Deli at Giant", Giant's proprietary fast food operation, now in nine stores, offers a full-scale deli and fast food menu. The Company evaluates the desirability of including fast food operations in its retail units on a station by station basis.

     The Company owns and operates a Travel Center adjacent to the Ciniza refinery on I-40. The Travel Center provides a direct market for a portion of the Ciniza refinery's diesel production and allows diesel fuel to be sold at virtually no incremental transportation cost. In the twelve months ended December 31, 1997, the Company sold approximately 17,700,000 gallons of diesel fuel at the Travel Center (approximately 18% of the Ciniza refinery's total diesel production). The Travel Center facility includes 18 high volume diesel fuel islands, a large truck repair facility, and a 29,000 square foot shopping mall. The facility contains a 265 seat full service restaurant, two large convenience stores, a 24-hour movie theater, a hair salon and other accommodations such as showers, laundry, security and lighted parking.

     In late 1997, extensive renovations took place at the Travel Center to accommodate the establishment of three new major brand fast food operations. The Company will lease space to two of these operations (Taco Bell and Pizza Hut), and will be the operator of an A&W Restaurant operation. It is management's expectation that the interstate traveler will be attracted to the national brand fast food names and stop for their food purchase, in addition to their fuel needs. These locations are expected to open early in the second quarter of 1998.

     PHOENIX FUEL. On June 3, 1997, the Company purchased Phoenix Fuel, an independent industrial/commercial petroleum products distributor with current wholesale fuel sales of approximately 17,000 barrels per day and cardlock fuel sales of approximately 2,000 barrels per day, including gasoline, diesel fuel, burner fuel, jet fuel, aviation fuel and kerosene. In addition, Phoenix Fuel distributes approximately 370 barrels per day of oils and lubricants such as motor oil, hydraulic oil, gear oil, cutting oil and grease.

     Phoenix Fuel has nine bulk petroleum distribution plants, twenty-two cardlock fueling operations, a lubricant storage and distribution facility and operates a fleet of forty finished product truck transports. These assets and related operations are located throughout the state of Arizona.

     For the seven months of 1997 that the Company owned this operation, Phoenix Fuel sold approximately 2,700,000 barrels of diesel fuel and 1,400,000 barrels of gasoline. Sales of additional products, including lubricants and related items, totaled approximately $14,800,000 for the same period. Most of the fuel sold by Phoenix Fuel is purchased for resale from other refiners and marketers.

     SOUTHERN ARIZONA MARKET. With the acquisition of Phoenix Fuel, the Company expanded its market into southern Arizona. With the announcement of an agreement to acquire the Petroleum Marketing Division of Kaibab Industries, Inc., the Company may increase its presence in this market. In addition, the Company expects to construct approximately ten new units in the Phoenix and Tucson markets in 1998.

EMPLOYEES

     The Company and its subsidiaries employed approximately 2,460 persons on February 28, 1998, including approximately 2,160 full-time and approximately 300 part-time employees. Approximately 2,090 were employed in refining and marketing operations including 290 part-time employees. Of these, 1,390 (including 280 part-time) were employed in the service station division and 260 (including 6 part-time) were employed at the Travel Center. Phoenix Fuel employed approximately 210 persons, including 10 part-time. The Company currently has no labor union employees.

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

     The principal competitive factors affecting the Company's refining and marketing operations are the quality, quantity and delivered costs of crude oil, NGLs and other refinery feedstocks, refinery processing efficiencies, refined product mix, refined product selling prices and the cost of delivering refined products to markets. Other competitive factors include the ability of competitors to deliver refined products into the Company's primary market area by pipeline. The Company's larger competitors have refineries which are located outside the Four Corners area but which are larger and more efficient than the Company's refineries and, as a result, have lower per barrel of crude oil refinery processing costs. The Company competes with major and larger integrated oil companies and with independent refiners in Southeastern New Mexico, West Texas, the Texas Panhandle, Utah, Colorado and Southern California for selling refined products. Refined products from the Texas and Southeastern New Mexico refineries can be shipped to Albuquerque, New Mexico, primarily through two common carrier pipelines, one originating in El Paso, Texas and the second originating in Amarillo, Texas. In addition, mergers between large integrated oil companies and upgrades to competitors refineries have resulted in increased competition.

     The Company is aware of a number of actions, proposals or industry discussions regarding product pipeline projects that could impact portions of its marketing areas. One of these projects, the expansion of the ATA Line (formerly called the Emerald Line) into Albuquerque was completed in 1997. Another of these announced projects, which would result in a refined products pipeline from Southeastern New Mexico to the Albuquerque and Four Corners markets, is reportedly scheduled for completion in 1998. In addition, various proposals or actions have been announced to increase the supply of pipeline-supplied products to El Paso, Texas, which is connected by pipeline to the Albuquerque market to the north and the Phoenix and Tucson markets to the west. The completion of some or all of these projects would result in increased competition by increasing the amount of refined products available in the Albuquerque, Four Corners and other market areas, as well as allowing additional competitors improved access to these market areas.

     The principal competitive factors affecting Phoenix Fuel are much the same as those affecting the Company's refining and marketing operations except that much of the fuel and all of the lubricants sold by Phoenix Fuel are purchased for resale from other refiners and marketers. Phoenix Fuel must compete with others in the marketplace to purchase the refined products, some of which must meet Maricopa County, Arizona fuel specifications, and the lubricants that it sells. To be successful, this must be done at prices that result in margins sufficient to cover fixed and variable expenses.

     The principal competitive factors affecting the Company's retail marketing business are location of service stations, product price, product quality, appearance and cleanliness of service stations and brand identification.

     REGULATORY, ENVIRONMENTAL AND OTHER MATTERS AFFECTING REFINING
AND MARKETING

     OPERATIONS. The Company's refining and marketing operations are subject to a variety of federal, state and local health and environmental laws and regulations governing the discharge of pollutants into the soil, air and water, product specifications, and the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials. The Company believes that the refineries are capable of processing currently utilized feedstocks in substantial compliance with existing, currently effective environmental laws and regulations. However, environmental laws and regulations are becoming increasingly stringent, and the Company is aware of laws and regulations that will become effective in the future which may affect the refining and marketing industry. The following currently appear to the Company to be the most significant of such laws and regulations as they relate to the Company's operations. Where possible, the Company has attempted to estimate a range of its costs of compliance based upon its current understanding of such laws and regulations. The current estimates of costs provided are preliminary only and actual costs may differ significantly from these estimates.

     The Company is subject to environmental regulations adopted by the Environmental Protection Agency ("EPA") and state and local environmental agencies to implement the Clean Air Act Amendments of 1990 (the "Amendments"). Among other things, the Amendments require all major sources of hazardous air pollutants, as well as certain other sources of air pollutants, to obtain state operating permits. The permits must contain applicable federal and state emission limitations and standards as well as satisfy other statutory requirements. All sources subject to the permit program must pay an annual permit fee. The Company believes that operating permits will be required at both of its refineries and also believes that it will be able to obtain these permits. Although additional costs will be incurred in connection with these permits, the Company currently does not believe these costs will be material.

     The Amendments also require EPA to adopt emission standards for categories of hazardous air pollutant sources. In accordance with this directive, EPA has adopted emission standards that apply to hazardous air pollutants emitted by petroleum refineries. The standards are applicable to emissions from, among other things, process vents, storage vessels, equipment leaks, wastewater operations and gasoline loading racks. In 1998, the Company believes its compliance costs will be approximately $1.1 million, with total compliance costs of approximately $3.0 million to $3.5 million over the next five years.

     EPA has adopted regulations requiring underground storage tanks that were installed before December 1988 to be in compliance with specified standards by December 1998. In particular, steel tanks, and associated steel piping, must be protected against corrosion and devices must be in place to prevent tank spills and overfills. Underground storage tanks that were installed after December 1988 are already subject to these requirements. The underground storage tanks at all but twenty-two of the Company's service stations satisfy the 1998 standards. The Company anticipates that it will make the modifications necessary to bring all of these stations into compliance with the 1998 standards during 1998, at a cost of approximately $275,000. In addition, the Company plans to remove certain underground storage tanks that are not in compliance with the 1998 standards. The Company expects all such tanks to be removed in 1998 at a cost of approximately $200,000.

     The Company currently owns and operates six service station/convenience stores in Maricopa County and, with the acquisition of Phoenix Fuel and the agreement with Kaibab Industries, Inc., the Company has acquired or may acquire other retail/wholesale marketing operations, some of which are also located in Maricopa County. The Company does not presently manufacture gasoline that satisfies Maricopa County gasoline specifications. Because the amount of gasoline manufactured at the Company's refineries and sold in Maricopa County has been very small, and because the capital costs associated with manufacturing large quantities of such gasolines would be significant in amounts not yet determined by the Company, the Company currently does not intend to make the changes necessary to produce such gasolines. The Company has the ability to purchase or exchange for these gasolines to supply its operations in Maricopa County. It is possible that further legislation or regulation affecting motor fuel specifications may be adopted that would impact geographic areas in which the Company markets its products. However, with the exception of Maricopa County, the Company does not believe that any gasoline currently produced at the refineries would be subject to the Amendments' Reformulated Gasoline program, unless a state governor requests that Reformulated Gasoline be required in certain other areas.

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

     NOTICES OF VIOLATIONS. Notices of Violations and similar governmental notices ("NOVs") are issued by governmental authorities and may allege violations of environmental requirements. The Company is in receipt of a NOV, dated February 9, 1993, from the New Mexico Environment Department ("NMED") alleging that the Company failed to comply with certain notification requirements contained in one of the permits applicable to the Ciniza refinery's land treatment facility. As a result, the Company has submitted a proposal for closure of the land treatment facility. Although the Company expected NMED to approve this proposal in 1997, approval has not yet been received. The Company anticipates that NMED will approve the proposal later in 1998. NMED has indicated that it probably will not require the Company to undertake any cleanup activities if the land treatment facility is closed, although periodic monitoring and site maintenance could be required. The Company has not disposed of any hazardous waste at the land treatment facility since 1990.

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

     The Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank that was located in Bloomfield, New Mexico. The Company believes that all or a portion of the tank and the
5.5 acres owned by the Company on which the tank was located may have been a part of a refinery, owned by various other parties, that ceased operations approximately thirty-five years ago. The Company completed a site investigation in 1995, which indicates that contaminated groundwater may extend approximately 300 feet south of the property boundary. Without admitting liability for the contamination, the Company intends to conduct remediation activities under the oversight of the New Mexico Oil Conservation Division ("OCD"). The Company has approximately $250,000 accrued as an environmental reserve in relation to this site.

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

     FARMINGTON PROPERTY/LEE ACRES LANDFILL. In 1973, the Company constructed the Farmington refinery which was operated until 1982. The Company became aware of soil and shallow groundwater contamination at this facility in 1985. The Company hired environmental consulting firms to investigate the contamination and undertake remedial action. The consultants identified several areas of contamination in the soils and shallow groundwater underlying the Farmington property. A consultant to the Company has indicated that contamination attributable to past operations at the Farmington property has migrated off the refinery property, including a hydrocarbon plume that appears to extend no more than 1,800 feet south of the refinery property. Remediation activities are ongoing by the Company under OCD's supervision. The Company had reserved approximately $1,000,000 for possible environmental expenditures relating to its Farmington property, of which approximately $650,000 still remains.

     The Farmington property is located adjacent to the Lee Acres Landfill (the "Landfill"), a closed landfill formerly operated by San Juan County which is situated on lands owned by the United States Bureau of Land Management (the "BLM"). Industrial and municipal wastes were disposed of in the Landfill by numerous sources. During the period that it was operational, the Company disposed of office trash, maintenance shop trash, used tires and water from the Farmington refinery's evaporation pond at the Landfill.

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

     In September 1996, the BLM made its proposed plan of action for the Landfill available to the public. Remediation alternatives examined by the BLM in connection with the development of its proposed plan ranged in projected cost from no cost to approximately $14.5 million. The BLM is proposing the adoption of a remedial action alternative that it believes would cost approximately $3.9 million to implement.

     The BLM's $3.9 million cost estimate is based on certain assumptions which may or may not prove to be correct and is contingent on confirmation that remedial actions, once implemented, are adequately addressing Landfill contamination. For example, if assumptions regarding groundwater mobility and contamination levels are incorrect, the BLM is proposing to take additional remedial actions with an estimated cost of approximately $1.8 million.

     The BLM has received public comment on its proposed plan. The Company understands that the final remedy for the site has not been selected and that the BLM, EPA and NMED will all be involved in the remedy selection process.

     Based on current information, the Company does not believe it needs to record a liability in relation to the BLM's proposed plan. In 1989, a consultant to the Company estimated, based on various assumptions, that the Company's potential liability could be approximately $1.2 million. This figure was based upon estimated Landfill remediation costs significantly higher than those being proposed by the BLM. The figure was also based on the consultant's evaluation of such factors as available clean-up technology, the BLM's involvement at the site and the number of other entities that may have had involvement at the site. The consultant, however, did not conduct an analysis of any potential legal defenses and arguments including possible setoff rights. Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs of a site even though the party was responsible for only a small part of such costs. Actual liability, if any, may differ significantly from the consultant's estimate.

     The BLM may assert claims against the Company and others for reimbursement of investigative, cleanup and other costs incurred by the BLM in connection with the Landfill and surrounding areas. It is also possible that the Company will assert claims against the BLM in connection with contamination that may be originating from the Landfill. Private parties and other governmental entities may also assert claims against the BLM, the Company and others for property damage, personal injury and other damages allegedly arising out of any contamination originating from the Landfill and the Farmington property. Parties may also request judicial determination of their rights and responsibilities, and the rights and responsibilities of others, in connection with the Landfill and the Farmington property. Currently, however, there is no outstanding litigation against the Company by the BLM or any other party.

     BLOOMFIELD REFINERY. In connection with the acquisition of the Bloomfield refinery, the Company assumed certain environmental obligations including Bloomfield Refining Company's ("BRC") obligations under an Administrative Order issued by EPA in 1992 pursuant to RCRA (the "Order"). The Order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. The Company originally established an environmental reserve of $2.25 million in connection with this matter, of which approximately $2.0 million still remains.

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

DISCONTINUED OPERATIONS

OIL & GAS OPERATIONS

    On August 30, 1996, the Company sold substantially all of its oil and gas assets. The Company retained its ownership in natural gas wells located in San Juan County, New Mexico which qualified for federal coal seam gas tax credits under Section 29 of the Internal Revenue Code. Future Section 29 tax credits generated from natural gas production will be realized by the Company and, when earned, will be used to offset income taxes payable through the year 2002. These wells are subject to a production payment to Central Resources, Inc., under which the natural gas reserves related to these wells will be produced for the benefit of the buyer, as well as a "suboperating" agreement under which the buyer assumes substantially all of the responsibilities and risks of operation of the wells.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to ordinary routine litigation incidental to its business. There is also hereby incorporated by reference the information under the headings "Regulatory, Environmental and Other Matters Affecting Refining and Marketing" in Items 1 and 2, the discussions contained in Item 7, and the information regarding contingencies in Note 16 to the Consolidated Financial Statements in
Item 8.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

     Executive Officers of the Registrant.

                                                        Executive
                                                         Officer
Name                 Age  Position                        Since
----                 ---  --------                      ---------
James E. Acridge     58   President and Chief          October 1989
                          Executive Officer

Fredric L. Holliger  50   Executive Vice President     October 1989
                          and Chief Operating
                          Officer

A. Wayne Davenport   49   Vice President and           May 1994
                          Chief Financial Officer

Morgan Gust          50   Vice President and           August 1990
                          General Counsel, Vice
                          President Administration
                          and Secretary

     The officers of the Company are elected annually by the Board of Directors and each officer serves until his successor is chosen and qualified or until his earlier resignation or removal. There are no family relationships among the officers of the Company.

     James E. Acridge has served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company since October 1989. Mr. Acridge also serves as Chairman of the Nominating Committee. Mr. Acridge started Giant Industries Arizona, Inc. ("Giant"), the Company's principal wholly-owned subsidiary, in 1969 and has served continuously as its Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Acridge is also Chairman of the Board of Phoenix Fuel Co., Inc. ("Phoenix Fuel"), an industrial/commercial petroleum products distributor, all of whose stock was acquired by Giant in June 1997. Additionally, Mr. Acridge is Chairman of the Board of Directors of Giant Exploration and Production Company ("Giant E&P"), which was the Company's other principal wholly-owned subsidiary until the Company sold substantially all of its oil and gas assets in August 1996.

     Fredric L. Holliger has served as a director, Executive Vice President and Chief Operating Officer of the Company since October 1989. Mr. Holliger joined Giant as Senior Vice President and President of the Giant refining division in February 1989, and continues to serve as a director, Executive Vice President and Chief Operating Officer of Giant. Mr. Holliger has served as a director and Chief Executive Officer of Phoenix Fuel since June 1997 and has served as a director, President and Chief Executive Officer of Giant E&P since May 1993.

     A. Wayne Davenport served as Vice President and Corporate Controller commencing May 1994 and, since May 1995, serves as Vice President and Chief Financial Officer of the Company. He also serves in such positions for Giant and Giant E&P and serves as Vice President of Phoenix Fuel. Prior to joining the Company in March 1994, Mr. Davenport was an investor in crude oil and natural gas properties and a consultant to the industry. From February 1987 to September 1992, he served in various positions, the last being Executive Vice President and Chief Financial Officer, with Hondo Oil & Gas Company, a company engaged in refining, marketing, exploration and production.

     Morgan Gust has served as Secretary and General Counsel of the Company since August 1990 and as Vice President since September 1990. He has served as Vice President Administration since October 1992. He also serves in such capacities for, and is a director of, Giant and Giant E&P and serves as Secretary, General Counsel and Vice President, and as a director, of Phoenix Fuel.

                           PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The principal United States market on which the Company's Common Stock is traded is the New York Stock Exchange. The high and low sales prices for the Common Stock for each full quarterly period as reported on the New York Stock Exchange Composite Tape for the last two fiscal years is as follows:

                 Quarter Ended        High      Low
               ------------------    ------    ------
               December 31, 1997     20 1/2    16 3/4
               September 30, 1997    20 5/8    15
               June 30, 1997         16 7/8    10
               March 31, 1997        15 5/8    12 3/8

               December 31, 1996     16 1/8    13 3/4
               September 30, 1996    16 1/4    13 3/8
               June 30, 1996         15 5/8    12 1/4
               March 31, 1996        14        10 7/8

     For 1997 and 1996, the Company's Board of Directors declared quarterly cash dividends on common stock of $0.05 per share. Any future dividends are subject to the results of the Company's operations, declarations by the Board of Directors and existing debt covenants, as described below.

     The Company has issued $150,000,000 of 9% Senior Subordinated Notes ("9% Notes") and $100,000,000 of 9 3/4% Senior Subordinated Notes
("9 3/4% Notes"). The 9% Notes were issued pursuant to an Indenture ("9% Indenture") dated August 26, 1997, and the 9 3/4% Notes were issued pursuant to an Indenture ("9 3/4% Indenture" and collectively with the 9% Indenture the "Indentures") dated November 29, 1993. The Indentures are among the Company, its Subsidiaries, as guarantors, Bank of New York, as trustee under the 9% Indenture and NBD Bank, National Association, as trustee under the 9 3/4% Indenture. The Indentures contain a number of covenants, which, among other provisions, place restrictions on the payment of dividends. At December 31, 1997, retained earnings available for dividends under the most restrictive terms of the Indentures was approximately $19,700,000. The Indentures include the payment of dividends in their definitions of "Restricted Payments" which are subject to limitations, the most significant of which are summarized as follows:

          The Company will not, and will not permit any of its Restricted Subsidiaries to, directly or indirectly, make any Restricted Payment, unless:

          (a) no Default or Event of Default shall have occurred and be continuing at the time of or immediately after giving effect to such Restricted Payment;

          (b) at the time of and immediately after giving effect to such Restricted Payment, the Company would be able to incur at least $1.00 of additional Indebtedness pursuant to the first paragraph of the covenant captioned "Limitation on Incurrence of Additional Indebtedness"; and

          (c)  immediately after giving effect to such
     Restricted Payment, the aggregate amount of all Restricted Payments declared or made after the Issue Date does not exceed the sum of (A) 50% of the Consolidated Net Income of the Company and its Restricted Subsidiaries (or in the event such Consolidated Net Income shall be a deficit, minus 100% of such deficit) during the period (treated as one accounting period) subsequent to September 30, 1997 in the case of the 9% Indenture and September 30, 1993 in the case of the 9 3/4% Indenture and ending on the last day of the fiscal quarter immediately preceding the date of such Restricted Payment and (B) $30 million in the case of the 9% Indenture and $15 million in the case of the 9 3/4% Indenture. Consolidated Net Income excludes, among other things, any full cost ceiling limitation writedown.

     Also see the "Capital Structure" discussion in "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" included in Item 7 hereof.

     Capitalized items used but not defined above have the meaning assigned to them in the Indentures.

     There were 267 holders of record of Common Stock on February 28, 1998.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table summarizes recent financial information of the Company. This selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations at Item 7 and the Consolidated Financial Statements, related notes thereto, and the Auditors' Report included in Item 8 hereof:

                              FINANCIAL AND OPERATING HIGHLIGHTS
               (In Millions, Except Percentages, Per Share and Operating Data)

                                                            Year Ended December 31,
                                             ----------------------------------------------------
                                               1997       1996       1995       1994       1993
                                             --------   --------   --------   --------   --------
FINANCIAL STATEMENT DATA
Continuing Operations:
  Net Revenues                               $  657.3   $  499.2   $  332.9   $  291.6   $  313.2
  Operating Income                               41.1       39.7       20.6       20.1       31.4
  Net Earnings                                   15.3       17.0        7.7        7.4       17.5
  Earnings Per Common Share - Basic              1.38       1.52        .68        .61       1.43
Discontinued Operations
  Net Earnings (Loss)(1)                                                 .2       (2.9)     (11.3)
  Earnings (Loss) Per Common Share - Basic                              .01       (.24)      (.92)
Weighted Average Common
  Shares Outstanding                             11.1       11.2       11.5       12.1       12.2
Dividends Paid Per Common Share                   .20        .20        .20
Stockholders' Equity                            133.5      122.1      109.7      109.7      105.9
Book Value Per Common Share                     12.14      11.00       9.75       9.15       8.69
Return on Average Stockholders' Equity           12.0%      14.7%       7.2%       4.2%       5.8%
Total Assets                                    535.4      324.0      324.9      279.4      274.4
Working Capital                                 111.7       21.5       50.3       86.4       88.0
Long-Term Debt as a Percentage
  of Total Capitalization                        67.4%      48.1%      56.5%      51.4%      52.5%
Long-Term Debt                                  275.6      113.1      142.7      116.1      117.3

OPERATIONS DATA - CONTINUING OPERATIONS:(2)
REFINING AND MARKETING:
  Rated Crude Oil Capacity Utilized                87%        90%        88%        92%        98%
  Refinery Sourced Sales Barrels (Bbls/Day)    39,037     38,814     27,430     23,054     24,412
  Average Crude Oil Costs ($/Bbl)            $  20.60   $  21.80   $  18.41   $  16.97   $  18.09
  Refinery Margin ($/Bbl)                    $   6.39   $   6.21   $   5.13   $   5.60   $   6.69
  Service Stations:
    Fuel Gallons Sold (In Thousands)          125,219     87,499     85,872     85,550     71,129
    Product Margin ($/Gallon)                $  0.213   $  0.201   $  0.196   $  0.200   $  0.185
    Merchandise Sold ($ In Thousands)        $ 67,601   $ 42,037   $ 38,091   $ 32,727   $ 22,367
    Merchandise Margin                             30%        30%        30%        29%        28%
    Number of Outlets at Year End                 148         52         51         50         50
  Travel Centers:(3)
    Fuel Gallons Sold (In Thousands)           19,434     18,298     21,522     30,337     32,148
    Product Margin ($/Gallon)                $  0.111   $  0.104   $  0.102   $  0.118   $  0.128
    Merchandise Sold ($ In Thousands)        $  7,382   $  7,092   $  7,640   $  9,929   $ 10,125
    Merchandise Margin                             44%        46%        47%        45%        45%
    Number of Outlets at Year End                   1          1          1          1          2
  Retail Fuel Volumes Sold as a % of
    Refinery Sourced Sales Barrels(3)              24%        18%        26%        33%        28%
PHOENIX FUEL:
    Fuel Gallons Sold (In Thousands)          172,121
    Product Margin ($/Gallon)                $  0.075
    Lubricant Sales ($ In Thousands)         $ 12,923
    Lubricant Margin                               14%

(1) The 1994 and 1993 amounts include a $2.2 million and $9.9 million net of tax charge, respectively, for the reduction of the carrying value of crude oil and natural gas properties.

(2) Operations data includes the operations of the Bloomfield refinery from October 4, 1995 and the Thriftway and Phoenix Fuel acquisitions from approximately June 1, 1997.

(3)  The Company's Giant Express travel center was sold November 2,
     1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996
---------------------------------------------------------------------
     The primary factors affecting the results of the Company's 1997 continuing operations as compared to its 1996 continuing operations are the acquisition of ninety-six service station/convenience stores from Thriftway Marketing Corp. and affiliates ("Thriftway") and the acquisition of Phoenix Fuel Co., Inc. ("Phoenix Fuel"), an independent industrial/commercial petroleum products distributor (the "Acquisitions") near the end of May 1997; higher interest costs related to the financing of the Acquisitions, including the issuance of $150.0 million of 9% senior subordinated notes (the "9% Notes") in August 1997; increased refinery margins and higher operating and selling, general and administrative ("SG&A") costs.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
-------------------------------------------------------
     Earnings from continuing operations before income taxes were $25.1 million for the year ended December 31, 1997, a decrease of approximately $3.1 million from $28.2 million for the year ended December 31, 1996. The decrease is primarily due to increased SG&A and operating costs for operations other than the Acquisitions, including a 20% increase in depreciation and amortization costs, a 5% increase in other operating costs and a 10% increase in SG&A costs. These increases in costs were offset in part by a pretax earnings contribution of $8.0 million from the Acquisitions. Earnings were also impacted by a 3% increase in average yearly refinery margins, in spite of reduced margins early in the year resulting from a decline in West Coast product prices. Refinery sourced sales volumes remained relatively flat even though production was curtailed at both of the Company's refineries during the year due to a scheduled major, every four-year, maintenance turnaround at the Company's Bloomfield refinery, and minor scheduled maintenance turnarounds on the reformer and isomerization units at the Ciniza refinery. In addition, the Company sold its ethanol processing plant in the fourth quarter of 1997, incurring a pretax loss of approximately $1.2 million on the disposition.

REVENUES
--------
     Revenues for the year ended December 31, 1997, increased approximately $158.1 million or 32% to $657.3 million from $499.2 million in the comparable 1996 period. The increase is primarily due to the Acquisitions, offset in part by a 3% decline in refinery weighted average selling prices.

     The volumes of refined products sold through the Company's retail units increased approximately 37% from 1996 levels primarily due to the acquisition of the ninety-six retail service station/convenience stores, offset in part by a 1% decline in the volumes of finished product sold from the Company's other retail operations. This reflects a 2% decline in the volumes of finished product sold from the Company's other service station/convenience stores, due primarily to increased competitive pressures, and a 6% increase in volumes sold from the Company's travel center, due in large part to improved marketing programs put in place during 1997.

COST OF PRODUCTS SOLD
---------------------
     For the year ended December 31, 1997, cost of products sold increased $125.8 million or 35% to $487.7 million from $361.9 million in the corresponding 1996 period. The increase is primarily due to the Acquisitions, offset in part by a 6% decline in average crude oil costs. In addition, the liquidation of certain lower cost crude oil LIFO inventory layers in 1996 reduced 1996 cost of products sold by approximately $2.8 million. There were no similar liquidations in 1997.

OPERATING EXPENSES
------------------
     For the year ended December 31, 1997, operating expenses increased approximately $20.9 million or 32% to $85.2 million from $64.3 million for the year ended December 31, 1996.

     Approximately 85% of the increase is due to the Acquisitions. For the other operations, 1997 costs increased because of increased retail advertising costs, higher payroll and related costs, higher refinery purchased fuel and materials costs and higher retail operating bonuses. These increases were offset in part by a reduction in refinery utility costs.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the year ended December 31, 1997, depreciation and amortization increased approximately $6.3 million or 36% to $23.9 million from $17.6 million in the same 1996 period.

     Approximately 43% of the increase is due to the Acquisitions. The remaining increases are primarily related to other retail acquisitions and construction, remodeling and upgrades in retail and refinery operations, along with the amortization of 1997 and 1996 refinery turnaround costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     For the year ended December 31, 1997, selling, general and administrative expenses increased approximately $3.7 million or 23% to $19.3 million from $15.6 million in the corresponding 1996 period.

     Approximately 56% of the increase is due to the selling, general and administrative activities of Phoenix Fuel. The remaining increases are primarily the result of higher payroll and related costs, due in part to acquisition activity and planning for future growth. In addition, the comparisons were affected by higher 1996 expenses relating to accruals for incentive bonus plans and estimated severance tax assessments.

INTEREST EXPENSE (INCOME)
-------------------------
     For the year ended December 31, 1997, interest expense increased approximately $5.8 million or 47% to $18.1 million from $12.3 million in the comparable 1996 period.

     The increase is primarily due to an increase in interest expense because of additional long-term debt related to the Acquisitions, including the issuance of the 9% Notes in August 1997. The increase is offset in part by a reduction in interest expense related to the payment of approximately $32.0 million of long-term debt in 1996 from operating cash flow and the proceeds from the sale of the Company's oil and gas operations. The average interest rate for the 1997 period is slightly higher due to capital lease transactions related to the acquisition of the ninety-six retail service station/convenience stores and the issuance of the 9% Notes.

     For the year ended December 31, 1997, interest and investment income increased approximately $1.3 million or 176.7% to $2.1 million from $0.8 million in the comparable 1996 period. The increase is primarily due to an increase in excess funds available for investment, resulting from the issuance of the 9% Notes in August 1997. The effects of fluctuations in interest rates applicable to invested funds were nominal.

INCOME TAXES
------------
     Income taxes for the years ended December 31, 1997 and 1996 were computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, resulting in an effective tax rate of approximately 39% for each period.

DISCONTINUED OPERATIONS
-----------------------
     Substantially all of the Company's oil and gas assets were sold in August 1996.

OUTLOOK
-------
     The Company intends to focus its efforts in 1998 on increasing its retail operations through construction and acquisition, improving the integration of operations and development of the synergies of the Acquisitions and continuing to seek additional opportunities to expand refinery capacity through acquisition and selected refinery projects. The Company's future results of operations are primarily dependent on producing or purchasing and selling sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995
---------------------------------------------------------------------
     The primary factors affecting the results of the Company s 1996 continuing operations as compared to its 1995 continuing operations were the acquisition of the Bloomfield refinery in the beginning of the fourth quarter of 1995, an increase in 1996 refinery margins and the temporary suspension of operations at the Company s ethanol production plant during 1996.

     In early 1996, the Company approved a plan of disposition for its oil and gas assets. In August 1996, the Company completed the sale of substantially all of these assets. The operations connected with these assets are classified as discontinued operations in the Company s consolidated financial statements for 1996 and 1995.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
-------------------------------------------------------
     Earnings from continuing operations before income taxes were $28.2 million for the year ended December 31, 1996, an increase of approximately $16.8 million from $11.4 million for the year ended
December 31, 1995. The increase was primarily the result of the acquisition of the Bloomfield refinery and increases in average refinery margins of approximately 21%. These increases were partially offset by increases in operating and administrative costs.

REVENUES
--------
     Revenues for the year ended December 31, 1996, increased $166.3 million or 50% to $499.2 million from $332.9 million in the comparable 1995 period. Finished product sales of $130.3 million from the Bloomfield refinery accounts for approximately 78% of the increase. In addition, a 19% increase in Ciniza refinery weighted average selling prices and a 10% increase in service station merchandise sales contributed to increased revenues. Offsetting these increases was a decline in third party sales from the Company s ethanol plant due to a temporary suspension of operations during 1996.
     The increase in service station merchandise sales was the result of a 9% increase in same store volumes and a net increase in sales during the year from fourteen units that had been acquired or constructed in 1995 and 1996 over thirteen units that had been disposed of during the same period.
     The volumes of refined products sold through retail units decreased approximately 1% from 1995 levels due to a 15% decline in volumes sold from the Company s travel center, offset in part by a 2% increase in service station volumes. It is believed that travel center volumes had declined because of increased local competition due to the construction of several new truck stops in the Company s market area in the past several years. Service station volumes increased due to a net increase in sales volumes during the year from the fourteen units that had been acquired or constructed in 1995 and 1996 over the thirteen units that had been disposed of during the same period. This increase was offset by a slight decline in same store volumes resulting from increased competition.

COST OF PRODUCTS SOLD
---------------------
     For the year ended December 31, 1996, cost of products sold increased $127.6 million or 54% to $361.9 million from $234.3 million in the corresponding 1995 period. Cost of products sold of $101.0 million relating to the Bloomfield refinery accounts for approximately 79% of the increase. Also contributing to increased costs were an 18% increase in average crude oil costs and a 12% increase in the cost of merchandise sales from the service stations. These increases were partially offset by a decrease in costs relating to the temporary suspension of operations at the Company s ethanol plant and the liquidation of certain lower cost crude oil LIFO inventory layers which resulted in a reduction in cost of products sold of approximately $2.8 million in 1996 compared to a similar reduction of approximately $0.5 million in 1995.

OPERATING EXPENSES
------------------
     For the year ended December 31, 1996, operating expenses increased $12.4 million or 24% to $64.3 million from $51.9 million in the year ended December 31, 1995.

     Operating expenses increased due to the acquisition of the Bloomfield refinery (18%) and for other operations (12%). The 12% increase for other operations was due to increases in payroll and related costs (6%), higher fuel costs at the Ciniza refinery (1%) and for various other expense increases (5%). Partially offsetting these increases was a decrease of 6% due to the temporary suspension of operations at the ethanol plant. Payroll and other costs have increased due to annual wage increases and, in the retail operations, due to expanded programs such as twenty-four hour operations, fuel pump island attendant program, pay at the pump program, deli operations and store remodeling and expansion.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the year ended December 31, 1996, depreciation and amortization increased approximately $4.3 million or 32% to $17.6 million from $13.3 million in the same 1995 period. The increase was primarily the result of the acquisition of the Bloomfield refinery, along with the addition of service station and transportation assets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     For the year ended December 31, 1996, selling, general and administrative expenses increased approximately $2.8 million or 22% to $15.6 million from $12.8 million in the corresponding 1995 period. The increase was primarily the result of expense accruals for incentive bonus plans (14%), increases in payroll and related costs (5%), expense accruals for estimated severance tax assessments (2%) and increases in various other general expense categories (10%). These increases were partially offset by 1996 expense reductions for decreases in estimated liabilities for self insured workman s compensation and property and casualty claims and other items (9%).

INTEREST EXPENSE (INCOME)
-------------------------
     For the year ended December 31, 1996, interest expense increased approximately $0.8 million or 7% to $12.3 million from $11.5 million in the same 1995 period. The increase was primarily related to the addition of certain variable rate long-term debt incurred to finance the acquisition of the Bloomfield refinery, offset in part by a reduction in other long-term debt.

     For the year ended December 31, 1996, interest and investment income decreased approximately $1.4 million or 66% to $0.8 million from $2.2 million in 1995. The decrease was primarily due to a decrease in excess funds available for investment related to the acquisition of the Bloomfield refinery in October 1995 and, in 1996, to the use of operating cash flows and the proceeds from the sale of the Company s oil and gas assets for the payment of long-term debt and capital expenditures.

INCOME TAXES
------------
     Income taxes for the years ended December 31, 1996 and 1995 were computed in accordance with SFAS No. 109, resulting in effective tax rates of approximately 39% and 32%, respectively. The difference in the two rates was primarily due to alcohol fuel tax credits generated from the operation of the Company s ethanol plant, which temporarily suspended operations in October 1995, as well as coal seam gas tax credits in 1995.

DISCONTINUED OPERATIONS
-----------------------
     On August 30, 1996, the Company completed the sale of substantially all of its oil and gas assets for $25.5 million. The transaction was structured so that the Company retained only the oil and gas properties that will generate future coal seam gas tax credits under Section 29 of the Internal Revenue Code. The reserves related to these properties will be produced by the buyer and tax credits will be realized by the Company. The net asset value assigned to these properties was approximately $4.3 million. The Company also retained an office building and some equipment. Future coal seam gas tax credits, when earned, will be used to offset income taxes payable.

     Loss on the disposal of the oil and gas segment for 1996 was a loss on the sale of the oil and gas properties of approximately $18,000, including a provision for income taxes of $53,000, offset by earnings from operations of approximately $5,000, including income tax benefits of $861,000. For 1995 and 1994, earnings (loss) from operations were $143,000, net of income taxes of $154,000, and $(2,934,000), net of income tax benefit of $1,351,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS
-------------------------
     Operating cash flows for the year ended December 31, 1997, decreased when compared to the year ended December 31, 1996, primarily as the result of the differences in the net changes in working capital items in each period. This decrease was offset in part by increased cash flow represented by net earnings plus depreciation and amortization plus deferred income taxes in the year ended December 31, 1997. Net cash provided by operating activities of continuing operations totaled $31.3 million for the year ended December 31, 1997, compared to $42.8 million for the comparable 1996 period.

WORKING CAPITAL
---------------
     Working capital at December 31, 1997, consisted of current assets of $207.1 million and current liabilities of $95.4 million, or a current ratio of 2.17:1. At December 31, 1996, the current ratio was 1.33:1 with current assets of $86.5 million and current liabilities of $65.0 million.

     Current assets have increased since December 31, 1996, primarily due to an increase in cash and cash equivalents, accounts receivable, inventories and prepaid items. Accounts receivable and prepaid items have increased primarily as the result of the Acquisitions. Inventories have increased due to the Acquisitions and an increase in pipeline crude oil and terminal refined product volumes. Current liabilities have increased due to an increase in accounts payable and accrued expenses. Accounts payable have increased primarily as the result of the Acquisitions, offset in part by a decline in the cost of raw materials. Accrued expenses have increased primarily due to the Acquisitions and higher accrued interest costs.

CAPITAL EXPENDITURES AND RESOURCES
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment and other assets, excluding the Acquisitions, totaled approximately $35.8 million for the year 1997. Expenditures included amounts for refinery and transportation equipment and facility upgrades, capacity enhancement projects and turnaround expenditures for the refineries, major remodeling expenditures for three retail units, construction costs for one new unit, the acquisition of land for future retail construction and continuing retail equipment and systems upgrades.

     In March 1997, the Ciniza refinery completed a reformer and isomerization unit turnaround including certain debottlenecking procedures that increased reformer capacity by approximately 700 bbls per day and isomerization capacity by approximately 1,000 bbls per day. In August 1997, the refinery completed the replacement of catalyst in the isomerization unit and the platformer.

     During the second quarter of 1997, the Bloomfield refinery completed a major, every four-year, maintenance turnaround including certain debottlenecking procedures that increased reformer capacity by approximately 900 bbls per day.

     Over the period May 28, 1997 to May 31, 1997, the Company completed the acquisition of ninety-six retail service station/convenience stores, seven additional retail locations for future development, certain petroleum transportation and maintenance assets, options to acquire service station/convenience stores and other related assets (the "Thriftway Assets") from Thriftway.

     The consideration paid by the Company for thirty-two service station/convenience stores, the seven retail locations for future development, the transportation and maintenance assets, the options to acquire service station/convenience stores and other related assets was approximately $19.1 million in cash and an office building and a truck maintenance shop with net book values totaling approximately $1.3 million. The Company leased the remaining sixty-four service station/convenience stores and related assets for a period of ten years and intends to purchase them pursuant to options to purchase during the ten year period for approximately $22.9 million. The lease obligations are accounted for as capital leases and initially require annual lease payments of approximately $2.6 million. These lease payments will be reduced as the individual service station/convenience stores are purchased pursuant to the options. The Company intends to purchase fifty-nine of these units for approximately $15.9 million during 1998. Annual lease payments will be reduced by approximately $1.8 million when these units are purchased.

     The service station/convenience stores acquired are retail outlets that sell various grades of gasoline, diesel fuel and merchandise to the general public and are located in New Mexico, Arizona, Colorado and Utah, in or adjacent to the Company's primary market area. The Company intends to use substantially all of the assets acquired in a manner consistent with their previous operation.

     In late 1997, the Company entered into an arrangement to sell some of the ninety-six units and additional retail locations acquired or leased from Thriftway. Fourteen of these units and two of the additional retail locations were sold in early 1998 for approximately $1.5 million.

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

     On June 3, 1997, the Company purchased all of the issued and outstanding common stock of Phoenix Fuel for approximately $30.0 million. Phoenix Fuel is an independent industrial/commercial petroleum products distributor with current wholesale fuel sales of approximately 17,000 barrels per day and cardlock fuel sales of approximately 2,000 barrels per day, including gasoline, diesel fuel, burner fuel, jet fuel, aviation fuel and kerosene. In addition, Phoenix Fuel distributes approximately 370 barrels per day of oils and lubricants such as motor oil, hydraulic oil, gear oil, cutting oil and grease.

     Phoenix Fuel has nine bulk petroleum distribution plants, twenty-two cardlock fueling operations, a lubricant storage and distribution facility and operates a fleet of forty finished product truck transports. These assets and related operations are located throughout the state of Arizona and will continue to be used in a manner consistent with their previous operation.

     The Acquisitions were funded with $54.0 million of indebtedness as more fully described below.

     On a pro forma basis, assuming the Acquisitions and the issuance of the 9% Notes occurred on January 1, 1996, the Company's net revenues would have been $790.2 million and $785.8 million, net earnings from continuing operations would have been $14.2 million and $18.2 million, basic earnings per common share from continuing operations would have been $1.29 and $1.62 and, assuming dilution, would have been $1.27 and $1.60 per share for the years ended December 31, 1997 and 1996, respectively. This unaudited pro forma financial information does not purport to represent the results of operations that actually would have resulted had the purchases occurred on the date specified, nor should it be taken as indicative of the future results of operations.

     On December 12, 1997, the Company completed the sale of its ethanol processing plant in Portales, New Mexico for $4.0 million in cash. The Company incurred a pretax loss of $1.2 million on the disposition. The Company temporarily closed this plant in October 1995 and had planned to reopen the facility in 1997 because of improved economics, but decided to sell the facility when the opportunity arose and to concentrate on its core business of refining and marketing. In 1997 the Company incurred expenses of approximately $0.3 million to maintain this facility in addition to approximately $0.6 million in depreciation costs.

     The Company has budgeted approximately $65.0 million for capital expenditures in 1998. Of this amount, approximately $15.0 million is budgeted for non-discretionary projects that are required by law or regulation or to maintain the physical integrity of existing assets. These expenditures are primarily for operational and environmental projects at the refineries, including a major maintenance turnaround at the Ciniza refinery scheduled for the second quarter of 1998. The remaining budget of $50.0 million is for discretionary projects to sustain or enhance the current level of operations, increase earnings on existing or new business and to expand operations. The primary projects in this latter category include a terminal construction project, construction of thirteen retail units, retail site acquisitions, upgrades to existing retail units, capacity enhancement projects and facility and equipment upgrades at the refineries and for transportation and administrative operations. In addition to these budgeted amounts, the Company could incur an additional contingent payment related to the acquisition of the Bloomfield refinery, in accordance with the Bloomfield refinery acquisition agreement, if certain criteria are met. For 1997, the Company incurred a contingent payment obligation of approximately $7.2 million which will be paid in 1998. This amount has been allocated to the appropriate assets and will be amortized over their estimated useful lives.

     The amount of these capital projects that are actually undertaken in 1998 will depend on, among other things, identifying and consummating acceptable acquisitions, general business conditions and results of operations.

     Much of the capital currently planned to be spent by the Company for environmental compliance is integrally related to operations or to operationally required projects. The Company does not specifically identify capital expenditures related to such projects on the basis of whether they are for environmental as opposed to economic purposes. However, with respect to capital expenditures budgeted primarily to satisfy environmental regulations, it is estimated that approximately $0.5 million, $0.7 million and $0.5 million was spent in 1997, 1996 and 1995, respectively, and $2.0 million is expected to be spent in 1998. With respect to the Company s operating expenses for environmental compliance, while records are not kept specifically identifying or allocating such expenditures, management believes that the Company incurs significant operating expense for such purposes.

     Changes in the tax laws, changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may increase future capital and operating expenditure levels.

     The Company continues to investigate other strategic acquisitions as well as capital improvements to its existing facilities. The Company is also actively pursuing the possible sale or exchange of non-strategic or underperforming assets.

     Working capital, including that necessary for capital expenditures and debt service, will be funded through cash generated from operating activities, existing cash balances and, if necessary, future borrowings. Future liquidity, both short and long-term, will continue to be primarily dependent on producing or purchasing and selling sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses.

CAPITAL STRUCTURE
-----------------
     At December 31, 1997 and 1996, the Company's long-term debt was 67.4% and 48.1% of total capital, respectively. The increase is primarily due to an increase in long-term debt resulting from the issuance of the 9% Notes, the proceeds of which were partially used to payoff debt incurred in the Acquisitions and borrowings under the Company's working capital facility. Also contributing to the increase are capital lease obligations incurred in connection with the acquisition of the Thriftway Assets. This was offset in part by a net increase in stockholders' equity resulting from net earnings and the acquisition of shares of the Company's common stock accounted for as treasury shares. The Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 59.1% and 45.1% at December 31, 1997 and 1996, respectively.

     In August 1997, the Company issued the 9% Notes due 2007. The net proceeds of the 9% Notes, after deducting expenses and initial purchasers discount, were approximately $146.8 million. Approximately $73.6 million of the proceeds were used to repay outstanding indebtedness and the Company intends to use approximately $18.9 million to purchase service station/convenience stores currently subject to capital lease obligations. It is anticipated that fifty-nine of these service station/convenience stores will be purchased in the first half of 1998 for approximately $15.9 million. The remaining proceeds of approximately $54.3 million will be used for general corporate purposes.

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

     In October 1995, the Company entered into a Credit Agreement (the "Agreement") with a group of banks. This Agreement was amended effective May 23, 1997 to increase the borrowing commitment under the unsecured capital expenditure facility portion of the Agreement to $70.0 million from $30.0 million and to extend the due date to May 23, 2000 from October 4, 1998. The Company borrowed $54.0 million under this capital expenditure facility to fund the amounts paid with respect to the Acquisitions. These amounts have since been repaid from the proceeds of the 9% Notes. Additional borrowings under the capital expenditure facility can be used to repurchase shares of the Company's common stock, and for acquisitions, capital expenditures and general corporate purposes, but not for working capital expenditures. On May 23, 1999, the borrowing commitment under the capital expenditure facility is required to be reduced by $20.0 million. At December 31, 1997, there were no outstanding balances under this facility.

     In addition, the Agreement contains a three-year unsecured working capital facility to provide working capital and letters of credit in the ordinary course of business. The availability under this working capital facility is the lesser of (i) $40.0 million, or (ii) the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories as defined in the Agreement. At December 31, 1997, the lesser amount was $40.0 million. The due date of this facility has also been extended to May 23, 2000. There were no direct borrowings under this arrangement at December 31, 1997, and there were approximately $15.9 million of irrevocable letters of credit outstanding, primarily to secure purchases of raw materials.

     Both facilities have a floating interest rate that is tied to various short-term indices. At December 31, 1997, this rate was approximately 6.5% per annum.

     The Agreement contains certain covenants and restrictions which require the Company to, among other things, maintain a minimum consolidated net worth; minimum fixed charge coverage ratio; minimum funded debt to total capitalization percentage; and places limits on investments, prepayment of senior subordinated debt, guarantees, liens and restricted payments. The Agreement is guaranteed by substantially all of the Company's direct and indirect wholly-owned subsidiaries. The Company is required to pay a quarterly commitment fee based on the unused amount of each facility.

     The Company's Board of Directors has authorized the repurchase of a total of 1.5 million shares of the Company's common stock under a stock repurchase plan, or approximately 12% of all shares issued as of the inception of the program. These purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. In 1997, the Company repurchased approximately 0.1 million shares of its common stock under this program for approximately $1.8 million. From the inception of the stock repurchase plan, the Company has repurchased approximately 1.2 million shares at a weighted cost of $10.18. These shares are treated as treasury shares.

     Repurchased shares are available for a variety of corporate purposes. The number of shares actually repurchased will be dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. The Company may suspend or discontinue the program at any time without notice.

     For the year 1997, the Company's Board of Directors declared cash dividends on common stock totaling $0.20 per share. Future dividends, if any, are subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors.

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

     In May 1991, the Environmental Protection Agency ("EPA") notified the Company that it may be a potentially responsible party for the release, or threatened release, of hazardous substances, pollutants or contaminants at the Lee Acres Landfill (the "Landfill"), adjacent to the Company s inactive Farmington refinery. This refinery was operated until 1982. Although a final plan of action for the Landfill has not yet been adopted by the Bureau of Land Management (the "BLM"), the BLM has developed a proposed plan of action which it projects will cost approximately $3.9 million to implement. This cost projection is based on certain assumptions which may or may not prove to be correct and is contingent on confirmation that the remedial actions, once implemented, are adequately addressing Landfill contamination. For example, if assumptions regarding groundwater mobility and contamination levels are incorrect, the BLM is proposing to take additional remedial actions with an estimated cost of approximately $1.8 million. In 1989, a consultant to the Company estimated, based on various assumptions, that the Company s share of potential liability could be approximately $1.2 million. This figure was based upon estimated Landfill remediation costs significantly higher than those being proposed by the BLM. The figure was also based on the consultant s evaluation of such factors as available clean-up technology, the BLM s involvement at the site and the number of other entities that may have had involvement at the site. The consultant, however, did not conduct an analysis of the Company s potential legal defenses and arguments including possible setoff rights. Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs at a site even though the party was responsible for only a small part of such costs. Actual liability, if any, may differ significantly from the consultant s estimate. Based on current information, the Company does not believe it needs to record a liability in relation to the BLM s proposed plan.

     The Company has an environmental liability accrual of approximately $2.8 million. Approximately $0.8 million relates to ongoing environmental projects, including the remediation of a hydrocarbon plume that appears to extend no more than 1,800 feet south of the inactive Farmington refinery and hydrocarbon contamination on and adjacent to 5.5 acres the Company owns in Bloomfield, New Mexico. The remaining $2.0 million relates to an originally estimated liability of approximately $2.3 million, recorded in the second quarter of 1996, for certain environmental obligations assumed in the acquisition of the Bloomfield refinery. That amount was recorded as an adjustment to the purchase price and allocated to the assets acquired. This environmental accrual is recorded in the current and long-term sections of the Company s Consolidated Balance Sheet.

     The Company is subject to audit on an ongoing basis of the various taxes that it pays to federal, state, local and tribal agencies. These audits may result in assessments or refunds along with interest and penalties. In some cases the jurisdictional basis of the taxing authority is in dispute and is the subject of litigation or administrative appeals. The Company has received several tax notifications and assessments from the Navajo Tribe relating to crude oil and natural gas removed from properties located outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1.8 million severance tax assessment issued in November 1991. The Company has invoked its appeal rights with the Tribe s Tax Commission in connection with this assessment and intends to oppose the assessment. It is the Company s position that it is in substantial compliance with laws applicable to the disputed area and, therefore, has accrued a liability in regards thereto for substantially less than the amount of the original assessment. It is possible that the Company s assessments will have to be litigated by the Company before final resolution. In addition, the Company may receive further tax assessments.

     The Company has executed an agreement to acquire the assets of Ever-Ready Oil Co., Inc. and a related entity (collectively "Ever-Ready"). Closing is contingent upon, among other things, due diligence, various conditions and regulatory approvals. Ever-Ready is an Albuquerque-based petroleum products distributor that has been in business for 68 years. Ever-Ready has fuel sales of approximately 5,000 barrels per day and lubricant sales of approximately 1.0 million gallons per year. The assets include, among other things, twenty-seven retail service station/convenience stores and ten cardlock fueling operations. A portion of the assets are subject to rights of first refusal in favor of third parties. One of these parties has exercised its rights while another did not. The Company has the option of closing on the remaining assets or cancelling the purchase.

     On February 10, 1998, the Company completed the purchase of the assets of DeGuelle Oil Company and the stock of DeGuelle Enterprises (collectively "DeGuelle") for $9.75 million. DeGuelle is a Durango, Colorado-based petroleum marketing company. Included in the purchase were seven service station/convenience stores, two cardlock commercial fleet fueling facilities, a gasoline and diesel storage bulk plant and related transportation equipment. All of the facilities are located in southwestern Colorado and will be supplied by the Company's refineries. In 1997, DeGuelle had sales of approximately 10.0 million gallons of gasoline and diesel fuel in addition to 35,000 gallons of lubricants.

     The Company currently owns and operates six service station/convenience stores in Maricopa County and, with the acquisition of Phoenix Fuel, has acquired other retail/wholesale marketing operations, some of which are also located in Maricopa County. The Company does not presently manufacture gasoline that satisfies Maricopa County gasoline specifications. Because the amount of gasoline manufactured at the Company's refineries and sold in Maricopa County has been very small, and because the capital costs associated with manufacturing large quantities of such gasolines would be significant in amounts not yet determined by the Company, the Company currently does not intend to make the changes necessary to produce such gasolines. The Company has the ability to purchase or exchange for these gasolines to supply its operations in Maricopa County. It is possible that further legislation or regulation affecting motor fuel specifications may be adopted that would impact geographic areas in which the Company markets its products.

     The Company believes that local crude oil production currently approximates local crude oil demand and that the supply of crude oil and condensate in the Four Corners has improved as a result of enhanced recovery programs and increased drilling activities by major oil companies in the area. The Company is currently able to supplement local crude oil supplies with Alaska North Slope crude oil ("ANS") through its gathering systems interconnection with the Four Corners and Texas-New Mexico common carrier pipeline systems. Based on projections of local crude oil availability from the field and current levels of usage of ANS (which are limited to 1,500 bpd by the refineries' configurations), the Company believes an adequate supply of crude oil and other feedstocks will be available from local producers, crude oil sourced through common carrier pipelines and other sources to sustain refinery operations for the foreseeable future at substantially the levels currently being experienced. However, there is no assurance that this situation will continue. Any significant long-term interruption in crude oil supply or to the crude oil transportation system would have an adverse effect on the Company's operations.

     The Company is aware of a number of actions, proposals or industry discussions regarding product pipeline projects that could impact portions of its marketing areas. One of these projects, the expansion of the ATA Line (formerly called the Emerald Line) into Albuquerque was completed in 1997. Another of these announced projects, which would result in a refined products pipeline from Southeastern New Mexico to the Albuquerque and Four Corners markets, is reportedly scheduled for completion in 1998. In addition, various proposals or actions have been announced to increase the supply of pipeline-supplied products to El Paso, Texas, which is connected by pipeline to the Albuquerque market to the north. The completion of some or all of these projects would result in increased competition by increasing the amount of refined products available in the Albuquerque, Four Corners and other market areas, as well as allowing additional competitors improved access to these market areas.

     The Year 2000 ("Y2K") issue is the result of computer systems using a two-digit format rather than four to define the applicable year. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to a system failure or miscalculations causing disruptions of operations. In 1997, the Company developed a three-phase program for Y2K information systems compliance. Phase I is to identify those systems with which the Company has exposure to Y2K issues. Phase II is the development and implementation of action plans to be Y2K compliant in all areas by mid-1999. Phase III, to be completed in 1999, is the final testing of each major area of exposure to ensure compliance. The Company has identified three major areas determined to be critical for successful Y2K compliance:
(1) Financial and informational system applications, (2) Manufacturing and process applications and (3) Business relationships.

     For Phase I, the Company is in the process of conducting an internal review of all systems and contacting all software suppliers to determine major areas of exposure to Y2K issues. In the financial and information system area, a number of applications have been identified as being Y2K compliant due to their recent implementation. The Company's core financial and reporting systems are not Y2K compliant but were already scheduled for replacement by mid-1999. Some subsidiary financial systems will either be added to this replacement project or will require internal systems revisions to be Y2K compliant.

     In the manufacturing and process area and the business relationship area, the Company is in the process of identifying areas of exposure.

     The Company believes it will cost approximately $2.5 million to replace the core financial and reporting systems and has identified the potential for 4,000 man hours of work to bring the remaining financial and informational system applications into compliance at an estimated cost of approximately $0.8 million. The Company is interviewing outside consultants to undertake a portion of the work and expects approximately two-thirds of the cost to be incurred in 1998 and the remainder in 1999. The Company has not yet determined what costs will be incurred in connection with the manufacturing and processing area and the business relationship area.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive and governmental factors affecting the Company's operations, markets, products, services and prices; the continuing effect of the acquisition of the ninety-six retail service station/convenience stores and the operations of Phoenix Fuel on the Company' s financial position and results of operations; the expansion of the Company's refining and retail operations through acquisition and construction; the completion of capital projects identified in the 1998 capital budget; the impact of the mandated use of reformulated gasolines on the Company's operations; the adequacy of raw material supplies; the adequacy of the Company's environmental reserves and reserves for tax assessments; the potential effects of various pipeline projects as they relate to the Company's market area and future profitability; the ability of the Company to become Y2K compliant and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Giant Industries, Inc.
Scottsdale, Arizona

     We have audited the accompanying consolidated balance sheets of Giant Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Giant Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 2, 1998

                              GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                                                                 December 31,
                                                                            ---------------------
                                                                              1997        1996
                                                                            ---------   ---------
                                                                                (In thousands)
ASSETS

Current assets:
  Cash and cash equivalents                                                 $  82,592   $  12,628
  Receivables:
     Trade, less allowance for doubtful accounts of $464,000 and $254,000      47,548      25,014
     Income tax refunds                                                           248       1,355
     Other                                                                      9,274       4,395
                                                                            ---------   ---------
                                                                               57,070      30,764
                                                                            ---------   ---------
  Inventories                                                                  57,598      38,226
  Prepaid expenses and other                                                    7,016       3,252
  Deferred income taxes                                                         2,800       1,636
                                                                            ---------   ---------
     Total current assets                                                     207,076      86,506
                                                                            ---------   ---------
Property, plant and equipment                                                 402,600     322,260
  Less accumulated depreciation and amortization                             (120,773)   (108,715)
                                                                            ---------   ---------
                                                                              281,827     213,545
                                                                            ---------   ---------
Goodwill, less accumulated amortization of $1,341,000 and $903,000             18,363         435
Other assets                                                                   28,105      23,521
                                                                            ---------   ---------
                                                                            $ 535,371   $ 324,007
                                                                            =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                         $     562   $   1,439
  Accounts payable                                                             55,546      35,754
  Accrued expenses                                                             39,243      27,772
                                                                            ---------   ---------
     Total current liabilities                                                 95,351      64,965
                                                                            ---------   ---------
Long-term debt, net of current portion                                        275,557     113,081
Deferred income taxes                                                          25,887      19,042
Other liabilities                                                               5,109       4,795
Commitments and contingencies (Notes 15 and 16)
Stockholders' equity:
  Preferred stock, par value $.01 per share, 10,000,000 shares authorized, none issued
  Common stock, par value $.01 per share, 50,000,000
    shares authorized, 12,232,367 and 12,221,367 shares issued                    122         122
  Additional paid-in capital                                                   72,699      72,617
  Retained earnings                                                            73,256      60,170
                                                                            ---------   ---------
                                                                              146,077     132,909
  Less common stock in treasury-at cost, 1,239,100 and 1,123,500 shares       (12,610)    (10,785)
                                                                            ---------   ---------
                                                                              133,467     122,124
                                                                            ---------   ---------
                                                                            $ 535,371   $ 324,007
                                                                            =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF EARNINGS

                                                                            Year Ended December 31,
                                                               ---------------------------------------------
                                                                  1997             1996             1995
                                                               -----------      -----------      -----------
                                                                    (In thousands except per share data)
Net revenues                                                   $   657,278      $   499,184      $   332,888
Cost of products sold                                              487,748          361,864          234,271
                                                               -----------      -----------      -----------
Gross margin                                                       169,530          137,320           98,617

Operating expenses                                                  85,177           64,315           51,856
Depreciation and amortization                                       23,991           17,673           13,345
Selling, general and administrative expenses                        19,256           15,602           12,778
                                                               -----------      -----------      -----------
Operating income                                                    41,106           39,730           20,638
Interest expense                                                   (18,139)         (12,318)         (11,506)
Interest and investment income                                       2,133              771            2,239
                                                               -----------      -----------      -----------
Earnings from continuing operations before income taxes             25,100           28,183           11,371
Provision for income taxes                                           9,806           11,132            3,638
                                                               -----------      -----------      -----------
Earnings from continuing operations                                 15,294           17,051            7,733

Discontinued operations:
  Earnings from oil and gas operations (net of taxes)                                                    143
  Loss on disposal of oil and gas operations (net of taxes)                             (13)
                                                               -----------      -----------      -----------
Net earnings                                                   $    15,294      $    17,038      $     7,876
                                                               ===========      ===========      ===========
Earnings per common share - basic:
  Continuing operations                                        $      1.38      $      1.52      $      0.68
  Discontinued operations                                                                               0.01
                                                               -----------      -----------      -----------
  Net earnings                                                 $      1.38      $      1.52      $      0.69
                                                               ===========      ===========      ===========
Earnings per common share - assuming dilution:
  Continuing operations                                        $      1.37      $      1.50      $      0.67
  Discontinued operations                                                                               0.01
                                                               -----------      -----------      -----------
  Net earnings                                                 $      1.37      $      1.50      $      0.68
                                                               ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                               GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             Unearned
                                                                  Unearned   compen-    Unrealized
                              Common stock                        employee    sation     loss on                        Total
                            ---------------- Additional           benefits  related to  securities   Treasury stock     stock-
                             Shares     Par   paid-in   Retained  related   restricted  available- ------------------- holders'
                             issued    value  capital   earnings  to ESOP      stock     for-sale    Shares     Cost    equity
                            ---------- ----- ---------- --------  --------  ----------  ---------- --------- --------- --------
                                                         (In thousands except number of shares)
Balances, January 1, 1995   12,187,629  $122  $72,373   $40,373    $ (514)    $ (614)    $ (398)     202,300 $ (1,652) $109,690
Purchase of treasury stock                                                                           737,200   (6,349)   (6,349)
Stock options exercised          1,000              8                                                                         8
Benefits allocated to
  employees by ESOP                                                   514                                                   514
Compensation related to
  restricted stock awards                           8                            463                                        471
Dividends declared                                       (2,876)                                                         (2,876)
Change in unrealized loss
  on securities available-
  for-sale                                                                                  398                             398
Net earnings                                              7,876                                                           7,876
                            ----------  ----  -------   -------    ------     ------     ------    --------- --------  --------
Balances, December 31, 1995 12,188,629   122   72,389    45,373                 (151)                939,500   (8,001)  109,732
Purchase of treasury stock                                                                           184,000   (2,784)   (2,784)
Stock options exercised         32,750            216                                                                       216
Compensation related to
  restricted stock awards                          12                            151                                        163
Restricted stock award
  fractional shares
  redeemed/canceled                (12)
Dividends declared                                       (2,241)                                                         (2,241)
Net earnings                                             17,038                                                          17,038
                            ----------  ----  -------   -------    ------     ------     ------    --------- --------  --------
Balances, December 31, 1996 12,221,367   122   72,617    60,170                                    1,123,500  (10,785)  122,124
Purchase of treasury stock                                                                           115,600   (1,825)   (1,825)
Stock options exercised         11,000             82                                                                        82
Dividends declared                                       (2,208)                                                         (2,208)
Net earnings                                             15,294                                                          15,294
                            ----------  ----  -------   -------    ------     ------     ------    --------- --------  --------
Balances, December 31, 1997 12,232,367  $122  $72,699   $73,256    $          $          $         1,239,100 $(12,610) $133,467
                            ==========  ====  =======   =======    ======     ======     ======    ========= ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                                      GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1997        1996        1995
                                                                                 --------    --------    --------
                                                                                            (In thousands)
Cash flows from operating activities:
  Net earnings                                                                   $ 15,294    $ 17,038    $  7,876
  Adjustments to reconcile net earnings to
     net cash provided by continuing operating activities:
     Loss (earnings) from discontinued operations                                                  13        (143)
     Depreciation and amortization                                                 23,991      17,673      13,345
     Deferred income taxes                                                          5,681       6,514       1,632
     Restricted stock award compensation                                                          163         471
     Changes in other assets and liabilities                                       (2,557)        470        (328)
     Other                                                                            801          73          57
     Changes in operating assets and liabilities:
       Increase in receivables                                                     (7,876)     (6,718)     (2,513)
       (Increase) decrease in inventories                                         (13,494)      4,355     (10,311)
       (Increase) decrease in prepaid expenses and other                             (156)        647      (1,563)
       Increase in accounts payable                                                 2,784       1,644      15,096
       Increase in accrued expenses                                                 6,824         883         904
                                                                                 --------    --------    --------
Net cash provided by continuing operating activities                               31,292      42,755      24,523
                                                                                 --------    --------    --------
Cash flows from investing activities:
  Refinery acquisition                                                                                    (55,000)
  Acquisition of businesses, net of cash received                                 (47,168)
  Purchases of property, plant and equipment and other assets                     (35,752)    (27,468)    (22,978)
  Refinery acquisition contingent payment                                          (6,910)
  Proceeds from sale of property, plant and equipment and other assets              4,606       4,587       2,588
  Payments received on ESOP loan                                                                              514
  Proceeds from sales and maturities of marketable securities                                              35,991
  Proceeds from sale of discontinued operations                                                24,106
  Net cash used by discontinued operations                                                     (3,831)     (6,150)
                                                                                 --------    --------    --------
Net cash used by investing activities                                             (85,224)     (2,606)    (45,035)
                                                                                 --------    --------    --------
Cash flows from financing activities:
  Proceeds of long-term debt                                                      283,100      10,000      41,000
  Payments of long-term debt                                                     (151,924)    (42,218)    (14,458)
  Purchase of treasury stock                                                       (1,825)     (2,784)     (6,349)
  Deferred financing costs                                                         (3,319)                   (698)
  Payment of dividends                                                             (2,218)     (2,284)     (2,302)
  Proceeds from exercise of stock options                                              82         216           8
                                                                                 --------    --------    --------
Net cash provided (used) by financing activities                                  123,896     (37,070)     17,201
                                                                                 --------    --------    --------
Net increase (decrease) in cash and cash equivalents                               69,964       3,079      (3,311)
Cash and cash equivalents:
  Beginning of year                                                                12,628       9,549      12,860
                                                                                 --------    --------    --------
  End of year                                                                    $ 82,592    $ 12,628    $  9,549
                                                                                 ========    ========    ========

Significant Noncash Investing and Financing Activities. During 1997, the Company exchanged an office building and a truck maintenance shop with net book values totaling approximately $1,300,000 and recorded $22,904,000 for capital leases as part of the acquisition of the Thriftway Assets. In addition, approximately $7,243,000 was incurred as a contingent payment related to the acquisition of the Bloomfield refinery. During 1996, the Company accrued $2,250,000 for estimated preacquisition environmental liabilities assumed and $6,910,000 was incurred as a contingent payment, both related to the acquisition of the Bloomfield refinery. During 1995, two retail units with a net book value of $1,613,000 were exchanged for a finished products terminal and $1,198,000 was incurred as a contingent payment related to the acquisition of the Bloomfield refinery.

The accompanying notes are an integral part of these consolidated financial statements.

                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1--DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

     Giant Industries, Inc. ("Giant" or the "Company") is organized through two wholly-owned subsidiaries, Giant Industries Arizona, Inc. ("Giant Arizona") and Giant Exploration and Production Company ("Giant E&P"). Giant Arizona, along with a number of its wholly-owned subsidiaries, is engaged in the refining and marketing business. In addition, through its wholly-owned subsidiary Phoenix Fuel Co., Inc. ("Phoenix Fuel"), Giant Arizona operates an independent industrial/commercial petroleum products distribution operation. Substantially all of the oil and gas assets of Giant E&P were sold in August 1996.

DESCRIPTION OF BUSINESS

     The Company operates primarily as an independent refiner and marketer of petroleum products. The Company has two operating refineries in New Mexico. The Ciniza refinery, with a crude oil throughput capacity of 20,800 barrels per day ("bpd") and a total capacity including natural gas liquids of 26,000 bpd, is located near Gallup, New Mexico. In October 1995, the Company acquired the Bloomfield refinery, with a crude oil throughput capacity of 18,000 bpd and a total capacity including natural gas liquids of 18,600 bpd, located in Bloomfield, New Mexico. (See Note 3 for further discussion.) In May and June 1997, the Company acquired ninety-six service station/convenience stores, nearly tripling its retail operations, and Phoenix Fuel, whose operations are located throughout the state of Arizona. (See Note 3 for further discussion.)

     The Company's principal business is the refining of crude oil into petroleum products which are sold through branded retail outlets as well as through distributors, industrial/commercial accounts and major oil companies. The Company is the largest refiner and marketer of petroleum products in the Four Corners area of the southwestern United States where New Mexico, Arizona, Colorado and Utah adjoin. As an adjunct to its retail outlets, the Company sells merchandise through its stores.

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

CONCENTRATION OF CREDIT RISK

     Credit risk with respect to customer receivables is concentrated in a small geographic area in which the Company operates and relates primarily to customers in the oil and gas industry. To minimize this risk, the Company performs ongoing credit evaluations of its customers' financial position and requires collateral, such as letters of credit, in certain circumstances.

INVENTORIES

     Inventories are stated at the lower of cost or market. Costs for crude oil and refined products produced by the refineries and the lube oils, refined products and other merchandise of Phoenix Fuel are determined by the last-in, first-out ("LIFO") method. Costs for exchange and terminal refined products and shop supplies are determined by the first-in, first-out ("FIFO") method. Costs for merchandise inventories at retail locations are determined by the retail inventory method.

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

GOODWILL

     Goodwill is carried at cost less accumulated amortization.
Goodwill is amortized on the straight-line method over the periods of expected benefit ranging from fifteen to thirty years.

LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, the Company reviews the carrying values of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. For assets to be disposed of, the Company reports long-lived assets and certain identifiable intangibles at the lower of carrying amount or fair value less cost to sell.

TREASURY STOCK

     The Company's Board of Directors has authorized the repurchase of up to 1,500,000 shares of the Company's common stock or approximately 12% of all shares issued as of the inception of the repurchase program. These purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. Through the end of 1997, the Company had repurchased 1,239,100 shares at a cost of approximately $12,610,000. These shares are being treated as treasury shares.

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

EARNINGS PER COMMON SHARE

     In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company has implemented this Statement and, as required, has restated earnings per share ("EPS") for all periods presented. This new standard requires dual presentation of "basic" and "diluted" EPS on the face of the earnings statement and requires a reconciliation of the numerator and denominator of the basic and diluted EPS calculations. (See Note 2.) Basic earnings per common share is computed on the weighted average number of shares of common stock outstanding during each period. Earnings per common share assuming dilution is computed on the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method.

NEW ACCOUNTING PRONOUNCEMENTS

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1 "Environmental Remediation Liabilities". The Company adopted this Statement in the first quarter of 1997. Based on a review of environmental remediation activities, there was no current impact on the Company's financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of a statement of financial position. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for disclosures about products and services, geographic areas and major customers. Both statements are effective for fiscal year 1998. The Company has not completed evaluating the effects these Statements will have on its financial reporting and disclosures. The Statements will have no effect on the Company's financial position or results of operations.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1996 financial statements and notes to conform to the statement classifications used in 1997.

NOTE 2--EARNINGS PER SHARE:

     As discussed in Note 1, the following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations as required by SFAS No. 128:

                                                                    Year Ended December 31,
                            ----------------------------------------------------------------------------------------------------
                                          1997                              1996                              1995
                            --------------------------------  --------------------------------  --------------------------------
                                                       Per                               Per                               Per
                              Income        Shares    Share     Income        Shares    Share     Income        Shares    Share
                            (Numerator) (Denominator) Amount  (Numerator) (Denominator) Amount  (Numerator) (Denominator) Amount
                            ----------- ------------- ------  ----------- ------------- ------  ----------- ------------- ------
Earnings per common share
  - basic
  Earnings from continuing
    operations              $15,294,000  11,050,853   $1.38   $17,051,000  11,220,380   $1.52    $7,733,000  11,478,779   $0.68
  Effect of dilutive
    stock options                           124,041                           115,964                            40,541
                            -----------  ----------   -----   -----------  ----------   -----    ----------  ----------   -----
Earnings per common share
  - assuming dilution
  Earnings from continuing
    operations              $15,294,000  11,174,894   $1.37   $17,051,000  11,336,344   $1.50    $7,733,000  11,519,320   $0.67
                            ===========  ==========   =====   ===========  ==========   =====    ==========  ==========   =====

     There were no transactions subsequent to December 31, 1997, that if the transactions had occurred before December 31, 1997, would materially change the number of common shares or potential common shares outstanding as of December 31, 1997.

NOTE 3--ACQUISITIONS AND DISPOSITIONS:

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

     Thirty-two service station/convenience stores, the seven retail locations for future development, the transportation and maintenance assets, the options to acquire service station/convenience stores and other related assets were purchased for approximately $19,100,000 in cash and an office building and a truck maintenance shop with net book values totaling approximately $1,300,000. GFC is leasing the remaining sixty-four service station/convenience stores and related assets for a period of ten years and intends to purchase them pursuant to options to purchase during the ten year period for approximately $22,900,000. The lease obligations are accounted for as capital leases and initially require annual lease payments of approximately $2,600,000. These lease payments will be reduced as the individual service station/convenience stores are purchased pursuant to the options. The Company intends to purchase fifty-nine of these units for approximately $15,900,000 in the first half of 1998. Annual lease payments will be reduced by approximately $1,800,000 when these units are purchased.

     The service station/convenience stores acquired are retail outlets that sell various grades of gasoline, diesel fuel and merchandise to the general public and are located in New Mexico, Arizona, Colorado and Utah, in or adjacent to the Company's primary market area. GFC intends to use substantially all of the assets acquired in a manner consistent with their previous operation.

     In late 1997, the Company entered into an arrangement to sell some of the ninety-six units and additional retail locations acquired or leased from Thriftway. Fourteen of these units and two of the additional retail locations were sold in early 1998 for approximately $1,500,000.

     GFC also entered into a consignment agreement with Thriftway to supply finished product to sixteen service station/convenience stores operated by Thriftway which are located on the Navajo, Ute and Zuni Indian Reservations. Under this agreement, GFC receives the profits from the finished product sales and pays Thriftway annual consignment fees. GFC has options to purchase these service station/convenience stores. The Company has also entered into long-term supply arrangements with Thriftway to provide gasoline and diesel fuel to other service stations in the area that will continue to be operated by Thriftway.

     GFC paid additional monies for finished product, merchandise and supply inventories associated with the units acquired. The amount paid approximated the sellers' cost of such inventories.

     On June 3, 1997, Giant Arizona purchased all of the issued and outstanding common stock of Phoenix Fuel from J. W. Wilhoit, as Trustee of the Wilhoit Trust Agreement dated December 26, 1974 and other related entities for approximately $30,000,000 in cash.

     Phoenix Fuel is an independent industrial/commercial petroleum products distributor with current wholesale fuel sales of approximately 17,000 barrels per day and cardlock fuel sales of approximately 2,000 barrels per day, including gasoline, diesel fuel, burner fuel, jet fuel, aviation fuel and kerosene. In addition, Phoenix Fuel distributes approximately 370 barrels per day of oils and lubricants such as motor oil, hydraulic oil, gear oil, cutting oil and grease.

     Phoenix Fuel has nine bulk petroleum distribution plants, twenty-two cardlock fueling operations, a lubricant storage and distribution facility and operates a fleet of forty finished product truck transports. These assets and related operations are located throughout the state of Arizona and will continue to be used in a manner consistent with their previous operation.

     Both acquisitions have been accounted for using the purchase method. Results of operations of the acquired businesses from their respective dates of acquisition have been included in the Company's Consolidated Statement of Earnings for the year ended December 31, 1997. The Company recorded goodwill of approximately $17,000,000 for the acquisition of Phoenix Fuel and $1,000,000 for the acquisition of the Thriftway Assets. The Company is amortizing goodwill related to the Phoenix Fuel acquisition over 30 years and goodwill related to the Thriftway Assets acquisition over 15 years.

     The acquisitions were funded under the Company's Credit
Agreement, as amended, with a group of banks. The amounts borrowed were subsequently repaid with the issuance of $150,000,000 of 9% senior subordinated notes (the "9% Notes").

     The following unaudited Pro Forma Combined Condensed Statements of Earnings for the years ended December 31, 1997 and 1996 combine the historical financial information for the Company, the Thriftway Assets and Phoenix Fuel assuming the acquisitions were consummated at the beginning of the periods presented, as well as the sale of the 9% Notes and the application of the proceeds as described in Note 9, assuming such transaction had occurred at the beginning of the periods. The pro forma statements include the results of operations of the Company and the Acquisitions, along with adjustments which give effect to events that are directly attributable to the transactions and which are expected to have a continuing impact.

     This unaudited pro forma financial information does not purport to represent the results of operations that actually would have resulted had the purchases occurred on the date specified, nor should it be taken as indicative of the future results of operations.

                  PRO FORMA COMBINED CONDENSED STATEMENTS OF EARNINGS
                         YEAR ENDED DECEMBER 31, 1997 AND 1996
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                      (UNAUDITED)
                                                           Pro Forma    Pro Forma
                                                             1997         1996
                                                          ----------   ----------
Net revenues                                              $  790,184   $  785,756
Cost of products sold                                        599,474      596,244
                                                          ----------   ----------
Gross margin                                                 190,710      189,512
Operating expenses                                            97,235       93,881
Depreciation and amortization                                 26,810       24,142
Selling, general and administrative expenses                  22,358       21,114
                                                          ----------   ----------
Operating income                                              44,307       50,375
Interest expense, net                                         20,950       20,339
                                                          ----------   ----------
Earnings from continuing operations before income taxes       23,357       30,036
Provision for income taxes                                     9,118       11,864
                                                          ----------   ----------
Earnings from continuing operations                       $   14,239   $   18,172
                                                          ==========   ==========
Earnings per common share - basic                         $     1.29   $     1.62
                                                          ==========   ==========
Earnings per common share - assuming dilution             $     1.27   $     1.60
                                                          ==========   ==========

     On December 12, 1997, the Company completed the sale of its ethanol processing plant in Portales, New Mexico for $4,000,000 in cash. The Company incurred a pretax loss of approximately $1,200,000 on the disposition. The Company temporarily closed this plant in October 1995 and had planned to reopen the facility in 1997 because of improved economics, but decided to sell the facility when the opportunity arose and to concentrate on its core business of refining and marketing. In 1997 and 1996, the Company incurred expenses of approximately $307,000 and $468,000, respectively, to maintain this facility in addition to approximately $606,000 and $683,000, respectively, in depreciation. For 1995, this operation contributed approximately $7,000,000 in third party revenues and an operating loss of approximately $782,000.

     On October 4, 1995, the Company completed the purchase of the Bloomfield refinery along with related pipeline and transportation assets from Gary-Williams Energy Co. and its wholly-owned subsidiary, Bloomfield Refining Company ("BRC").

     The purchase price was $55,000,000 plus approximately $7,500,000 for crude oil and refined products inventories associated with the refinery operations. The purchase agreement provides for potential contingent payments to be made to BRC over approximately six years from the acquisition date, not to exceed a present value of $25,000,000, should certain criteria be met. These contingent payments are considered to be additional purchase price and will be allocated to the assets acquired in the same proportions as the original purchase price was allocated, not to exceed the estimated current replacement cost, and amortized over the estimated remaining life of the assets. At December 31, 1997, 1996 and 1995, the Company had accrued $7,243,000, $6,910,000 and $1,198,000, respectively, under this arrangement relating to 1997, 1996 and 1995 operations. In addition, the Company accrued $2,250,000 in 1996 relating to certain environmental obligations assumed in the purchase.

NOTE 4--DISCONTINUED OPERATIONS:

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

     Revenues for the oil and gas operations in 1996, up to the date of sale, were $6,891,000 and were $8,363,000 for 1995. These revenues are not included in revenues as reported in the Consolidated
Statements of Earnings.

     Loss on the disposal of the oil and gas segment for 1996 is a loss on the sale of the oil and gas properties of approximately $18,000, including a provision for income taxes of $53,000, offset by earnings from operations of approximately $5,000, including income tax benefits of $861,000. For 1995, earnings from operations were $143,000, net of income taxes of $154,000.

NOTE 5--MARKETABLE SECURITIES:

     During 1995, all of the Company's marketable securities, which were classified as available-for-sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," were sold or matured. In recording gains and losses on the sale of marketable securities, cost is determined using specific identification.

NOTE 6--INVENTORIES:

     Inventories consist of the following:

                                                        December 31,
                                                    -------------------
                                                     1997        1996
                                                    -------     -------
                                                       (In thousands)
First-in, first-out ("FIFO") method:
  Crude oil                                         $12,736     $10,443
  Refined products                                   25,562      22,462
  Refinery and shop supplies                          7,530       7,439
  Merchandise                                         4,640
Retail method:
  Merchandise                                         5,840       2,768
                                                    -------     -------
     Subtotal                                        56,308      43,112
Allowance for last-in, first-out ("LIFO") method      4,220      (4,886)
Allowance for lower of cost or market                (2,930)
                                                    -------     -------
     Total                                          $57,598     $38,226
                                                    =======     =======

     The portion of inventories valued on a LIFO basis totaled
$37,714,000 and $25,887,000 at December 31, 1997 and 1996,
respectively. The following data will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at December 31, 1997, 1996 and 1995, net earnings and basic earnings per share for the years ended December 31, 1997, 1996 and 1995 would have been (lower) higher by $(3,705,000) and $(0.34), $2,883,000 and $0.26 and $(268,000) and $(0.02), respectively.

NOTE 7--PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment, at cost, consist of the following:

                                                       December 31,
                                                  ---------------------
                                                     1997        1996
                                                  ---------   ---------
                                                      (In thousands)
Land and improvements                             $  29,354   $  24,053
Buildings and improvements                           96,817      61,955
Machinery and equipment                             203,726     195,964
Pipelines                                             9,789       9,510
Furniture and fixtures                               28,658      16,568
Vehicles                                             10,620       8,372
Construction in progress                             23,636       5,838
                                                  ---------   ---------
  Subtotal                                          402,600     322,260
Accumulated depreciation and amortization          (120,773)   (108,715)
                                                  ---------   ---------
    Total                                         $ 281,827   $ 213,545
                                                  =========   =========

NOTE 8--ACCRUED EXPENSES:

     Accrued expenses are comprised of the following:

                                                          December 31,
                                                      -------------------
                                                       1997        1996
                                                      -------     -------
                                                         (In thousands)
Excise taxes                                          $ 9,926     $ 8,212
Bloomfield refinery acquisition contingent payment      7,243       6,910
Payroll and related costs                               5,240       3,804
Bonus, profit sharing and retirement plans              2,880       2,850
Interest                                                6,223       1,267
Other                                                   7,731       4,729
                                                      -------     -------
     Total                                            $39,243     $27,772
                                                      =======     =======

NOTE 9--LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                           December 31,
                                                      ---------------------
                                                        1997         1996
                                                      --------     --------
                                                         (In thousands)
9% senior subordinated notes, due 2007, interest
  payable semi-annually                               $150,000
9 3/4% senior subordinated notes, due 2003,
  interest payable semi-annually                       100,000     $100,000
Capital lease obligations, 11.3%, due 2007,
  interest payable monthly                              22,904
Unsecured credit agreement, due 2000, paid in 1997                   10,000
Notes payable to others, collateralized by real
  estate, 9% to 11%, due 1997 to 2010, interest
  payable monthly or annually                            1,193        2,208
8% secured promissory note, paid in 1997                                973
Other                                                    2,022        1,339
                                                      --------     --------
    Subtotal                                           276,119      114,520
Less current portion                                      (562)      (1,439)
                                                      --------     --------
    Total                                             $275,557     $113,081
                                                      ========     ========

     During August 1997, the Company issued the 9% Notes due 2007. The net proceeds of the 9% Notes, after deducting expenses and initial purchasers discounts, were approximately $146,800,000. Approximately $73,600,000 of the proceeds were used to repay outstanding indebtedness and the Company intends to use approximately $18,900,000 to purchase service station/convenience stores currently subject to capital lease obligations. The remaining proceeds of approximately $54,300,000 will be used for general corporate purposes. Interest on the 9% Notes is payable semi-annually on March 1 and September 1, commencing March 1, 1998.

     Repayment of the 9% Notes and the 9 3/4% senior subordinated notes (the "9 3/4% Notes") is jointly and severally guaranteed on an unconditional basis by the Company's direct and indirect wholly-owned subsidiaries, subject to a limitation designed to ensure that such guarantees do not constitute a fraudulent conveyance. Except as otherwise allowed in the Indenture pursuant to which the Notes were issued, there are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. General provisions of applicable State law, however, may limit the ability of any subsidiary to pay dividends or make distributions to the Company in certain circumstances.

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

     The Indentures supporting the 9% Notes and the 9 3/4% Notes (collectively, the "Notes") contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, incur or guarantee debt, pay dividends, sell certain assets or subsidiary stock, engage in certain mergers, engage in certain transactions with affiliates or alter the Company's current line of business. At December 31, 1997, the Company was in compliance with these covenants. In addition, subject to certain conditions, the Company is obligated to offer to purchase a portion of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, the Company will be required to offer to purchase all of the Notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At December 31, 1997, retained earnings available for dividends under the most restrictive terms of the Indentures was approximately $19,700,000.

     The Company currently has a Credit Agreement (the "Agreement") with a group of banks. This Agreement was amended effective May 23, 1997 to increase the borrowing commitment under the unsecured capital expenditure facility portion of the Agreement from $30,000,000 to $70,000,000, and to extend the due date from October 4, 1998 to May 23, 2000. On May 23, 1999, the borrowing commitment under the capital expenditure facility is required to be reduced by $20,000,000. At December 31, 1997, there were no outstanding borrowings under the capital expenditure facility.

     In addition, the Agreement contains a three-year unsecured working capital facility to provide working capital and letters of credit in the ordinary course of business. The availability under this working capital facility is the lesser of (i) $40,000,000, or
(ii) the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories as defined in the Agreement. At December 31, 1997, the lesser amount was $40,000,000. At December 31, 1997, there were no direct borrowings and there were $15,938,000 of irrevocable letters of credit outstanding under this facility. The due date of this facility was also extended to May 23, 2000.

     The interest rate on these unsecured facilities is tied to various short-term indices and the associated interest rate margin has been revised downward. The interest rate at December 31, 1997 was approximately 6.5%. The Company is required to pay a quarterly commitment fee based on the unused amount of each facility.

     The Agreement contains certain covenants and restrictions which require the Company to, among other things, maintain a minimum consolidated net worth; minimum fixed charge coverage ratio; minimum funded debt to total capitalization percentage; and places limits on investments, prepayment of senior subordinated debt, guarantees, liens and restricted payments. At December 31, 1997, the Company was in compliance with these covenants. The Agreement is guaranteed by substantially all of the Company's wholly-owned subsidiaries.

    Near the end of May 1997, the Company completed the acquisition of the Thriftway Assets. Sixty-four of the retail service station/convenience stores are being leased for a period of ten years and the Company intends to purchase them pursuant to options to purchase during the ten-year period for approximately $22,904,000. The lease obligations are being accounted for as capital leases and require annual lease payments of approximately $2,600,000, all of which is recorded as interest expense. Assets associated with these lease obligations of $19,869,000 are included in property, plant and equipment. Accumulated depreciation of $939,000 is related to these assets. The remaining assets of $3,035,000, primarily liquor licenses, are included in other assets. It is the Company's intent to purchase fifty-nine of these service station/convenience stores in the first half of 1998 for approximately $15,900,000. Annual lease payments will be reduced by $1,800,000 when these units have been purchased.

     Aggregate annual maturities of long-term debt as of December 31, 1997 are: 1998 - $562,000; 1999 - $1,142,000; 2000 - $200,000; 2001 -
$149,000; 2002 - $130,000; and all years thereafter - $273,936,000.

NOTE 10--FINANCIAL INSTRUMENTS AND HEDGING ACTIVITY:

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

     The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                      December 31,
                                       ------------------------------------------
                                               1997                 1996
                                       --------------------  --------------------
                                       Carrying  Estimated   Carrying  Estimated
                                        Amount   Fair Value   Amount   Fair Value
                                       --------  ----------  --------  ----------
                                                  (In thousands)
Balance Sheet--Financial
  Instruments:
    Fixed rate long-term debt          $253,180   $256,536   $104,449   $108,491

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

     The Company uses these contracts in its hedging activities. At December 31, 1997, the Company's hedging activities had futures contracts maturing in 1998 covering 42,000 barrels of crude oil and 36,000 barrels of heating oil. At December 31, 1996, the Company's hedging activities had futures contracts maturing in 1997 covering 16,000 barrels of crude oil. The crude oil futures contracts qualify as hedges and any gains or losses resulting from market changes are substantially offset by losses or gains on the Company's hedging contracts. Gains and losses on hedging contracts are deferred and reported as a component of the related transaction. Net deferred losses for the Company's petroleum hedging activities were approximately $199,000 and $30,000 at December 31, 1997 and 1996, respectively.

     The Company is exposed to loss in the event of nonperformance by the other parties to these contracts. However, the Company does not anticipate nonperformance by the counterparties.

NOTE 11--INCOME TAXES:

     The provision for income taxes is comprised of the following:

                                                                  Year Ended December 31,
                                                             -------------------------------
                                                              1997        1996        1995
                                                             -------     -------     -------
                                                                      (In thousands)
Current:  Federal                                            $ 3,367     $ 3,712     $ 1,140
          State                                                  758         906         866
Deferred: Federal                                              4,689       5,471       1,438
          State                                                  992       1,043         194
                                                             -------     -------     -------
                                                             $ 9,806     $11,132     $ 3,638
                                                             =======     =======     =======

     Income taxes paid in 1997, 1996 and 1995 were $2,785,000, $8,909,000, and $0, respectively.

     A reconciliation of the difference between the provision for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows:

                                                                  Year Ended December 31,
                                                             -------------------------------
                                                              1997        1996        1995
                                                             -------     -------     -------
                                                                      (In thousands)
Income taxes at the statutory U.S. federal income tax rate   $ 8,785     $ 9,864     $ 3,980
Increase (decrease) in taxes resulting from:
   State taxes, net                                            1,191       1,346         563
   General business credits, net                                (100)                   (679)
   Federal tax credits from nonconventional fuel                                        (700)
   Other, net                                                    (70)        (78)        474
                                                             -------     -------     -------
                                                             $ 9,806     $11,132     $ 3,638
                                                             =======     =======     =======

     Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes. The tax effected temporary differences and credit carryforwards which comprise deferred taxes are as follows:

                                      December 31, 1997                December 31, 1996
                                ------------------------------   -------------------------------
                                 Assets  Liabilities   Total      Assets  Liabilities   Total
                                -------  -----------  --------   -------  ------------  --------
                                        (In thousands)                   (In thousands)
Nondeductible accruals for
   uncollectible receivables    $   128               $    128    $   101               $    101
Insurance accruals                  555                    555        373                    373
Insurance settlements               189                    189        213                    213
Other nondeductible accruals                                          208                    208
Other reserves                      546                    546        617                    617
Inventory costs capitalized
   for income tax purposes          198                    198        124                    124
Nondeductible accrual for
   lower of cost or market
   adjustment to inventory        1,184                  1,184
                                -------   --------    --------    -------   --------    --------
      Total current               2,800                  2,800      1,636                  1,636
                                -------   --------    --------    -------   --------    --------
Other nondeductible accruals        428   $   (281)        147      1,114                  1,114
Accelerated plant costs                     (1,348)     (1,348)
Operating lease                               (863)       (863)             $   (938)       (938)
Accelerated depreciation                   (30,465)    (30,465)              (25,717)    (25,717)
Other                                14     (1,658)     (1,644)        27     (1,664)     (1,637)
Tax credit carryforwards          8,286                  8,286      8,136                  8,136
                                -------   --------    --------    -------   --------    --------
      Total noncurrent            8,728    (34,615)    (25,887)     9,277    (28,319)    (19,042)
                                -------   --------    --------    -------   --------    --------
      Total                     $11,528   $(34,615)   $(23,087)   $10,913   $(28,319)   $(17,406)
                                =======   ========    ========    =======   ========    ========

     At December 31, 1997, the Company had a minimum tax credit carryforward of approximately $5,485,000 available to offset future income taxes payable to the extent regular income taxes payable exceeds alternative minimum taxes payable. Minimum tax credits can be carried forward indefinitely.

     At December 31, 1997, the Company also had approximately $2,801,000 of general business credits available to offset future regular taxes payable. Pursuant to Federal income tax law, these carryover credits must be used before any minimum tax credit carry-forward can be used. Of the total general business credit available, $1,449,000 will expire in 2009, $1,154,000 will expire in 2010,
$98,000 will expire in 2011 and $100,000 will expire in 2012.

NOTE 12--EMPLOYEE STOCK OWNERSHIP PLAN:

     The Company and its subsidiaries have an Employee Stock Ownership Plan ("ESOP") which is a noncontributory defined contribution plan established primarily to acquire shares of the Company's common stock for the benefit of all eligible employees.

     At December 31, 1997 and 1996, the ESOP's assets included
1,222,150 and 1,296,088 shares of the Company's common stock, respectively. All of these shares have been allocated to the participants. In addition to investments in the Company's common stock, the ESOP is invested in a balanced mutual fund.

     Contributions to the ESOP are made at the discretion of the Board of Directors. The Company made contributions of $536,000, $450,000 and $900,000 to the ESOP for 1997, 1996 and 1995,
respectively. Allocations to participant accounts are made on a formula based on the ratio that each participant's compensation, during the Plan year, bears to the compensation of all such participants. The Company treats all ESOP shares as outstanding for earnings per share purposes.

NOTE 13--STOCK INCENTIVE PLAN:

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

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock Based Compensation." The Company has determined that it will not change to the fair value method prescribed in the Statement and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock based compensation.

     The following summarizes stock option transactions:

                                                    WEIGHTED
                                                    AVERAGE
                                                    EXERCISE
Options outstanding at                    SHARES     PRICE
----------------------                   --------   --------
January 1, 1995                          312,357     $8.13
  Exercised                               (1,000)     7.75
  Forfeited                               (5,000)     7.75
                                         -------
December 31, 1995                        306,357      8.14
  Exercised                              (32,750)     6.61
  Forfeited                               (6,600)     6.39
                                         -------
December 31, 1996                        267,007      8.37
  Exercised                              (11,000)     7.52
                                         -------
December 31, 1997                        256,007     $8.40
                                         =======
Options exercisable at December 31:
  1997                                   256,007     $8.40
  1996                                   256,573      8.44
  1995                                   222,973      8.29


     The following summarizes information about stock options outstanding at December 31, 1997:

                   OPTIONS OUTSTANDING AND EXERCISABLE
                 ----------------------------------------
                                   WEIGHTED
                                   AVERAGE       WEIGHTED
                                  REMAINING      AVERAGE
    EXERCISE       NUMBER        CONTRACTUAL     EXERCISE
     PRICES      OUTSTANDING        LIFE          PRICE
    --------     -----------     -----------     --------
    $ 8.96        108,857         1.5 Years       $ 8.96
     10.50          5,000         2.6 Years        10.50
     10.63         26,000         3.2 Years        10.63
      5.25         29,400         4.3 Years         5.25
      7.75         76,750         5.3 Years         7.75
      9.81         10,000         6.2 Years         9.81
                  -------
                  256,007         3.3 Years       $ 8.40
                  =======

     At December 31, 1997, there were 175,401 shares available for future grants.

     All of the options or restricted stock grants are subject to forfeiture with vesting ranging from 14% to 33% annually beginning one year after the date of grant for restricted stock and exercise dates of stock options. All options were granted at fair market value at the date of grant and expire on the tenth anniversary of the grant date.

NOTE 14--401(k) PLAN:

     In 1993, the Company adopted a 401(k) retirement plan for its employees. This plan complements the Company's Employee Stock Ownership Plan by allowing the employees to invest on a pretax basis in non-Giant stock investments thus diversifying their retirement portfolios. For the years ended December 31, 1997, 1996 and 1995, the Company had expensed $930,000, $800,000, and $188,000, respectively, for matching contributions under this plan.

NOTE 15--INTEREST, OPERATING LEASES AND RENT EXPENSE:

     Interest paid and capitalized for 1997 was $13,075,000 and $333,000, for 1996 was $12,804,000 and $43,000, and for 1995 was
$11,833,000 and $190,000, respectively.

     The Company is committed to annual minimum rentals under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1997 as follows:

                                        Land, building, machinery
                                          and equipment leases
                                        -------------------------
                                             (In thousands)
1998                                              $2,091
1999                                               1,728
2000                                               1,131
2001                                                 348
2002                                                 171
All years thereafter                                 149
                                                  ------
     Total minimum payments required              $5,618
                                                  ======

     Total rent expense was $3,354,000, $1,930,000, and $1,982,000 for 1997, 1996, and 1995, respectively.

NOTE 16--COMMITMENTS AND CONTINGENCIES:

     The Company and certain subsidiaries are defendants to various legal actions. Certain of these pending legal actions involve or may involve claims for compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of these legal actions, proceedings or claims could be decided adversely. Although the amount of liability at December 31, 1997 with respect to these matters is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial condition or results of operations.

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

     The United States Environmental Protection Agency notified the Company in May 1991 that it may be a potentially responsible party for the release or threatened release of hazardous substances, pollutants, or contaminants at the Lee Acres Landfill (the "Landfill"), which is owned by the United States Bureau of Land Management (the "BLM") and which is adjacent to the Company's Farmington refinery.
This refinery was operated until 1982. Although a final plan of action for the Landfill has not yet been adopted by the BLM, the BLM has developed a proposed plan of action, which it projects will cost approximately $3,900,000 to implement. This cost projection is based on certain assumptions which may or may not prove to be correct, and is contingent on confirmation that the remedial actions, once implemented, are adequately addressing Landfill contamination. For example, if assumptions regarding groundwater mobility and contamination levels are incorrect, the BLM is proposing to take additional remedial actions with an estimated cost of approximately $1,800,000. Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs at a site even though it was responsible for only a small part of such costs. Based on current information, the Company does not believe it needs to record a liability in relation to the BLM's proposed plan.

     The Company has established an environmental liability accrual of approximately $2,800,000. Approximately $800,000 relates to ongoing environmental projects, including the remediation of a hydrocarbon plume at the Company's Farmington refinery and hydrocarbon contamination on and adjacent to 5.5 acres the Company owns in Bloomfield, New Mexico. The remaining amount of approximately $2,000,000 relates to an original estimate of approximately $2,300,000, recorded in the second quarter of 1996, of certain environmental obligations assumed in the acquisition of the Bloomfield refinery. The environmental accrual is recorded in the current and long-term sections of the Company's Consolidated Balance Sheet.

     The Company has received several tax notifications and assessments from the Navajo Tribe relating to crude oil and natural gas removed from properties located outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1,800,000 severance tax assessment issued in November 1991. The Company has invoked its appeal rights with the Tribe's Tax Commission in connection with this assessment and intends to oppose the assessment. It is the Company's position that it is in substantial compliance with laws applicable to the disputed area and, therefore, the Company has accrued a liability in regards thereto for substantially less than the amount of the original assessment. It is possible that the Company's assessments will have to be litigated by the Company before final resolution. In addition, the Company may receive further tax assessments.

NOTE 17--QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                              Year Ended December 31, 1997
                                                       ----------------------------------------
                                                                        Quarter
                                                       ----------------------------------------
                                                        First   Second(1)   Third(1)  Fourth(1)
                                                       -------  ---------   --------  ---------
                                                        (In thousands except per share data)
Continuing Operations:
  Net revenues                                         $116,138  $154,123  $197,358  $189,659
  Cost of products sold                                  86,588   112,057   146,333   142,770
                                                       --------  --------  --------  --------
  Gross margin                                           29,550    42,066    51,025    46,889
                                                       --------  --------  --------  --------
  Operating expenses                                     15,822    18,307    25,037    26,011
  Depreciation and amortization                           5,005     5,566     6,834     6,586
  Selling, general and administrative expenses            4,448     5,360     3,474     5,974
  Net earnings                                            1,124     5,675     6,596     1,899
  Net earnings per common share - basic                $   0.10  $   0.51  $   0.60  $   0.17
  Net earnings per common share - assuming dilution    $   0.10  $   0.51  $   0.59  $   0.17


                                                            Year Ended December 31, 1996
                                                       --------------------------------------
                                                                      Quarter
                                                       --------------------------------------
                                                        First    Second     Third     Fourth
                                                       -------   -------   -------   --------
                                                        (In thousands except per share data)
Continuing Operations:
  Net revenues                                         $104,100  $135,643  $136,032  $123,409
  Cost of products sold                                  73,960    92,718   100,567    94,619
                                                       --------  --------  --------  --------
  Gross margin                                           30,140    42,925    35,465    28,790
                                                       --------  --------  --------  --------
  Operating expenses                                     15,408    15,869    16,141    16,897
  Depreciation and amortization                           4,096     4,285     4,508     4,784
  Selling, general and administrative expenses            3,595     5,447     3,423     3,137
  Net earnings                                            2,325     8,693     5,283       750
  Net earnings per common share - basic                $   0.21  $   0.77  $   0.47  $   0.07
  Net earnings per common share - assuming dilution    $   0.21  $   0.76  $   0.46  $   0.07

Discontinued Operations:
  Net earnings (loss)                                  $     79  $    (72) $    (20)
  Net earnings (loss) per common share - basic         $      -  $      -  $      -


(1) The results of operations of the Acquisitions are included from the date of purchase. (See Note 3.)

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.

     Not applicable.

                         PART III


     Certain information required by Part III is omitted from this Report by virtue of the fact that the Registrant will file with the Securities and Exchange Commission a definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 8, 1998 pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information to be included therein is incorporated herein by reference. The Company expects to disseminate the Proxy Statement to stockholders on or about March 30, 1998.

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

     The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the information contained in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting
Compliance".

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the information contained in the Proxy Statement under the captions "Compensation Committee Interlocks and Insider
Participation" and "Certain Transactions".

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

      (a)(1) The following financial statements are included in Item 8:

          (i)   Independent Auditors' Report

          (ii)  Consolidated Balance Sheets - December 31, 1997
                and 1996

          (iii) Consolidated Statements of Earnings - Years ended December 31, 1997, 1996 and 1995

          (iv)  Consolidated Statements of Stockholders' Equity
                - Years ended December 31, 1997, 1996 and 1995

          (v) Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

          (vi)  Notes to Consolidated Financial Statements

         (2) Financial Statement Schedule. The following financial statement schedule of Giant Industries, Inc. for the years ended December 31, 1997, 1996 and 1995 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Giant Industries, Inc.

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

10.6   ESOP Substitute Excess Deferred Compensation Benefit
       Plan. Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10398.

10.7   Amended 1988 Restricted Stock Plan of Registrant.
       Incorporated by reference to Exhibit 10.3 to Form S-1.

10.8 1989 Stock Option Plan of Registrant. Incorporated by reference to Exhibit 10.4 to Form S-1.

10.23 Employment Agreement, dated as of December 11, 1997, between James E. Acridge and the Company.

10.24 Employment Agreement, dated as of December 11, 1997, between Fredric L. Holliger and the Company.

10.25 Employment Agreement, dated as of December 11, 1997, between Morgan Gust and the Company.

10.28 Giant Industries, Inc. and Affiliated Companies 401(k) Plan. Incorporated by reference to Exhibit 10.46 to Amendment No. 2 to the Form S-3 Registration Statement under the Securities Act of 1933 as filed November 12, 1993, File No. 33-69252.

10.29 First Amendment of the Giant Industries, Inc. and Affiliated Companies 401(k) Plan, dated October 17, 1996. Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-10398.

10.30  Second Amendment to the Giant Industries, Inc. and
       Affiliated Companies 401(k) Plan, dated December 31, 1997.

10.31  Giant Industries, Inc., 1998 Phantom Stock Plan.
_________________________________

     Form S-1--Refers to the Form S-1 Registration Statement under the Securities Act of 1933 as filed October 16, 1989, File
No. 33-31584.

      (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended
December 31, 1997.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GIANT INDUSTRIES, INC.


                              By:  /s/ James E. Acridge
                                 ------------------------------
                                 James E. Acridge
                                 Chairman of the Board, President
                                 and Chief Executive Officer

March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/  James E. Acridge
---------------------------------------
James E. Acridge, Chairman of the Board,
President, Chief Executive Officer
and Director

March 27, 1998


/s/  A. Wayne Davenport
---------------------------------------
A. Wayne Davenport
Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

March 27, 1998


/s/  Fredric L. Holliger
---------------------------------------
Fredric L. Holliger, Executive Vice President,
Chief Operating Officer and Director.

March 27, 1998

/s/  Anthony J. Bernitsky
---------------------------------------
Anthony J. Bernitsky, Director

March 27, 1998


/s/  F. Michael Geddes
---------------------------------------
F. Michael Geddes, Director

March 27, 1998


/s/  Harry S. Howard, Jr.
---------------------------------------
Harry S. Howard, Jr., Director

March 27, 1998


/s/  Richard T. Kalen, Jr.
---------------------------------------
Richard T. Kalen, Jr., Director

March 27, 1998

                     INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Giant Industries, Inc.
Scottsdale, Arizona


We have audited the consolidated financial statements of Giant Industries, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated March 2, 1998; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 2, 1998

                                                                                     SCHEDULE II
                                GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                   Valuation and Qualifying Accounts
                                  Three years ended December 31, 1997
                                            (In thousands)

                                                        Charged
                                      Balance at      (credited)                        Balance
                                       beginning       to costs                         at end
                                       of period     and expenses       Deduction(b)   of period
                                      ----------     ------------       ---------      ---------
Year ended December 31, 1997:
   Allowance for doubtful accounts       $254           $281             $ (71)          $464
                                         ====           ====             =====           ====

Year ended December 31, 1996:
   Allowance for doubtful accounts       $424           $(30)(a)         $(140)          $254
                                         ====           ====             =====           ====

Year ended December 31, 1995:
   Allowance for doubtful accounts       $546           $(82)(a)         $ (40)          $424
                                         ====           ====             =====           ====


(a) Includes adjustments of $100,000 and $162,000 in 1996 and 1995, respectively, credited to costs and expenses to revise the Company's estimated Allowance for Doubtful Accounts.

(b) Deductions are specific trade accounts determined to be uncollectible.


                                                S-2

                       GIANT INDUSTRIES, INC.
                     ANNUAL REPORT ON FORM 10-K
                    YEAR ENDED DECEMBER 31, 1997

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

 2.4 Definitive Agreement, dated April 18, 1997, by and between Giant Four Corners, Inc., as "Buyer", and Thriftway
          Marketing Corp. and Clayton Investment Company, collectively, as "Seller". Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K for the period May 28, 1997, File No. 1-10398.

 2.5 Stock Purchase Agreement, dated April 30, 1997, by and among Phoenix Fuel Co., Inc., (the "Company",
          J. W. Wilhoit, as Trustee of the Wilhoit Trust
          Agreement Dated 12/26/74, Katherine C. Lahowetz, as Trustee of the Theresa Ann Wilhoit Grantor
          Retained Annuity Trust Dated 4/4/97,  Katherine C.
          Lahowetz, and Katherine C. Lahowetz, as Custodian for the Benefit of Emily Lahowetz, a minor
          (collectively, the "Shareholders") and Giant
          Industries Arizona, Inc., (the "Purchaser"). Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K for the period June 3, 1997, File No. 1-10398.

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

 3.17**   Articles of Incorporation of Phoenix Fuel Co., Inc.

 3.18**   Amended Bylaws of Phoenix Fuel Co., Inc.

 4.1 Indenture, dated as of November 29, 1993 among the Company, as Issuer, the Subsidiary Guarantors, as guarantors, and NBD Bank, National Association, as Trustee, relating to $100,000,000 of 9 3/4% Senior Subordinated Notes due 2003. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 29, 1993, File No. 1-10398.

 4.2 Credit Agreement, dated October 4, 1995, among Giant Industries, Inc., as Borrower, Giant Industries Arizona, Inc., Ciniza Production Company, San Juan Refining Company, Giant Exploration & Production Company and Giant Four Corners, Inc., as Guarantors and Bank of America National Trust and Savings Association, as Agent, Bank of America Illinois, as a Bank and as Letter of Credit Issuing Bank and the Other Financial Institutions Parties hereto. Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K for the period October 4, 1995,
          File No. 1-10398.

 4.3 First Amendment, dated May 15, 1996, to Credit Agreement, dated October 4, 1995, among Giant Industries, Inc., as
          Borrower, Giant Industries Arizona, Inc., Giant Exploration
          & Production Company, Giant Four Corners, Inc., San Juan
          Refining Company  and Ciniza Production Company, as
          Guarantors, and Bank of America National Trust and Savings Association, as Agent, Bank of America Illinois, as issuing
          Bank and as a Bank, NBD Bank as a Bank, and Union Bank, as a Bank. Incorporated by reference to Exhibit 4.2 to the Company's Report on Form 8-K for the period May 28, 1997, File No. 1-10398.

 4.4 Second Amendment, dated May 23, 1997, to Credit Agreement, dated October 4, 1995, among Giant Industries, Inc., as Borrower, Giant Industries Arizona, Inc., Giant Exploration
          & Production Company, San Juan Refining Company, Giant Four Corners, Inc. and Ciniza Production Company, as Guarantors, and Bank of America National Trust and Savings Association, as Agent, Bank of America Illinois, as issuing Bank and as a Bank, First National Bank of Chicago (successor to NBD Bank, by assignment), as a Bank, and Union Bank of California, N.A. (formerly known as Union Bank), as a Bank. Incorporated by reference to Exhibit 4.3 to the Company's Report on Form 8-K for the period May 28, 1997, File No. 1-10398.

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

 10.4 Ninth Amendment of the Employee Stock Ownership Plan and Trust Agreement of Giant Industries, Inc. And Affiliated Companies dated October 1, 1996. Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File
          No. 1-10398.

 10.5** Tenth Amendment of the Employee Stock Ownership Plan and Trust Agreement of Giant Industries, Inc. and Affiliated Companies dated December 15, 1997.

 10.6 ESOP Substitute Excess Deferred Compensation Benefit Plan. Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1992, File 1-10398.

 10.7     Amended 1988 Restricted Stock Plan of the Company.
          Incorporated by reference to Exhibit 10.3 Form S-1.

 10.8 1989 Stock Option Plan of the Company. Incorporated by reference to Exhibit 10.4 to Form S-1.

 10.9 Purchase Agreement, dated November 29, 1990, between Giant Arizona and Prime Pinnacle Peak Properties Limited
          Partnership. Incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.

 10.10 Escrow Instructions, dated January 7, 1991, between Prime Pinnacle Peak Properties Limited Partnership and Giant Arizona. Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.

 10.11    Agreement for Leasing of Service Station Site, dated
          March 1, 1991, between Giant Arizona and Prime Pinnacle Peak Properties Limited Partnership. Incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File
          No. 1-10398.

 10.12 First Amendment to Agreement for Leasing of Service Station Site, dated March 1, 1991, between Giant Arizona and Prime Pinnacle Peak Properties Limited Partnership. Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File 1-10398.

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

 10.15 Promissory Note for $825,000, dated December 20, 1988, from JEA to Metlife. Incorporated by reference to Exhibit 10.39 to Form S-1.

 10.16 Promissory Note for $750,000, dated December 28, 1987, from JEA to Metlife. Incorporated by reference to Exhibit 10.40 to Form S-1.

 10.17 Promissory Note for $1,087,500, dated December 30, 1988, from JEA to Metlife. Incorporated by reference to Exhibit
          10.44 to Form S-1.

 10.18* Sales Agreement, dated June 6, 1989, between Giant Arizona and Mobil Oil Corporation. Incorporated by reference to
          Exhibit 10.47 to Amendment No. 2.

 10.19* Amendment, dated April 20, 1990, to Sales Agreement, dated June 6, 1989, between Giant Arizona and Mobil Oil
          Corporation. Incorporated by reference to Exhibit 10.51 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.

 10.20* Crude Oil and Condensate Sales and Purchase Agreement, dated August 1, 1994, between Meridian Oil Trading Inc. (Seller) and Giant Refining Company, a division of Giant Industries Arizona, Inc. (Buyer). Incorporated by reference to Exhibit
          10.27 to the Company's Report on Form 10-K for fiscal year ended December 31, 1994, File No. 1-10398.

 10.21* Natural Gas Liquids Sales and Purchase Agreement, dated October 27, 1994, between Meridian Oil Hydrocarbons Inc.
          and Giant Refining Company, a division of Giant Industries Arizona, Inc. Incorporated by reference to Exhibit 10.28 to the Company's Report on Form 10-K for fiscal year ended December 31, 1994, File No. 1-10398.

 10.22* Natural Gasoline Purchase and Sale Agreement, dated September 1, 1990, between Sunterra Gas Processing Company and Giant Arizona. Incorporated by reference to Exhibit
          10.57 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.

 10.23** Employment Agreement, dated as of December 11, 1997, between James E. Acridge and the Company.

 10.24** Employment Agreement, dated as of December 11, 1997, between Fredric L. Holliger and the Company.

 10.25** Employment Agreement, dated as of December 11, 1997, between Morgan Gust and the Company.

 10.26 Consulting Agreement, dated January 1, 1990, between the Company and Kalen and Associates. Incorporated by reference to Exhibit 10.66 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File
          No. 1-10398.

 10.27    Consulting Agreement, dated March 12, 1992, between the
          Company and Geddes and Company. Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1992, File No. 1-10398.

 10.28 Giant Industries, Inc. and Affiliated Companies 401(k) Plan. Incorporated by reference to Exhibit 10.46 to Amendment No.
          2 to the Form S-3 Registration Statement under the Securities Act of 1933 as filed November 12, 1993, File No. 33-69252.

 10.29 First Amendment of the Giant Industries, Inc. and Affiliated Companies 401(k) Plan, dated October 17, 1996. Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-10398.

 10.30** Second Amendment to the Giant Industries, Inc. and Affiliated Companies 401(k) Plan, dated December 31, 1997.

 10.31**  Giant Industries, Inc., 1998 Phantom Stock Plan.

 18.1     Letter regarding change in accounting principles.
          Incorporated by reference to Exhibit 18.1 of the Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1990, File No. 1-10398.

 21.1 **  Subsidiaries of the Company.

 23.1 ** Consent of Deloitte & Touche LLP to incorporate reports in previously filed Registration Statement.

 27.1 **  Financial Data Schedule for fiscal year ended December 31,
          1997.

 27.2 ** Financial Data Schedules, restated, for fiscal years ended December 31, 1995 and 1996 and for the quarters ended March 31, 1996, June 30, 1996, and September 30, 1996.

 27.3 ** Financial Data Schedules, restated, for the quarters ended March 31, 1997, June 30, 1997, and September 30, 1997.

 99.1 ** Information required by Rule 15d-21 under the Securities Act of 1934 for the year ended December 31, 1997 for the Giant Industries, Inc. and Affiliated Companies Employee Stock Ownership Plan.

  *Certain information contained in these documents has been afforded confidential treatment.
 **Filed herewith.