Form 10-Q
period 1998-03-31
GIANT INDUSTRIES INC
filed 1998-05-15
CIK 856465

                       FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

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

                   Yes [X]    No [ ]

Number of Common Shares outstanding at April 30, 1998: 10,993,267 shares.

             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets
          March 31, 1998 (Unaudited) and December 31, 1997

          Condensed Consolidated Statements of Earnings (Loss)
          Three Months Ended March 31, 1998 and 1997
          (Unaudited)

          Condensed Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1998 and 1997 (Unaudited)

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

Item 4  - Submission of Matters to a Vote of Security Holders

Item 6  - Exhibits and Reports on Form 8-K

SIGNATURE

                                 PART I
                         FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (In thousands)

                                                                        March 31, 1998   December 31, 1997
                                                                        --------------   -----------------
                                                                         (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                 $  44,734       $  82,592
  Accounts receivable, net                                                     48,433          57,070
  Inventories                                                                  67,447          57,598
  Prepaid expenses and other                                                    9,584           7,016
  Deferred income taxes                                                         2,800           2,800
                                                                            ---------       ---------
     Total current assets                                                     172,998         207,076
                                                                            ---------       ---------
Property, plant and equipment                                                 424,258         402,600
  Less accumulated depreciation and amortization                             (126,422)       (120,773)
                                                                            ---------       ---------
                                                                              297,836         281,827
                                                                            ---------       ---------
Goodwill                                                                       18,156          18,363
Other assets                                                                   27,127          28,105
                                                                            ---------       ---------
                                                                            $ 516,117       $ 535,371
                                                                            =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                         $   1,443       $     562
  Accounts payable                                                             45,976          55,546
  Accrued expenses                                                             36,248          39,243
                                                                            ---------       ---------
     Total current liabilities                                                 83,667          95,351
                                                                            ---------       ---------
Long-term debt, net of current portion                                        271,033         275,557
Deferred income taxes                                                          25,687          25,887
Other liabilities                                                               4,494           5,109
Commitments and contingencies (Notes 4 and 5)
Common stockholders' equity                                                   131,236         133,467
                                                                            ---------       ---------
                                                                            $ 516,117       $ 535,371
                                                                            =========       =========

See accompanying notes to condensed consolidated financial statements.

                            GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                          (Unaudited)
                             (In thousands except per share data)

                                                                   Three Months Ended
                                                                        March 31,
                                                             ------------------------------
                                                                1998               1997
                                                             -----------        -----------
Net revenues                                                 $   145,716        $   116,138
Cost of products sold                                            105,752             86,588
                                                             -----------        -----------
Gross margin                                                      39,964             29,550
Operating expenses                                                24,893             15,822
Depreciation and amortization                                      6,789              5,005
Selling, general and administrative expenses                       5,815              4,448
                                                             -----------        -----------
Operating income                                                   2,467              4,275
Interest expense, net                                              5,599              2,468
                                                             -----------        -----------
Earnings (loss) before income taxes                               (3,132)             1,807
Provision (benefit) for income taxes                              (1,450)               683
                                                             -----------        -----------
Net earnings (loss)                                          $    (1,682)       $     1,124
                                                             ===========        ===========
Net earnings (loss) per common share:
  Basic                                                      $     (0.15)       $      0.10
                                                             ===========        ===========
  Assuming dilution                                          $     (0.15)       $      0.10
                                                             ===========        ===========

See accompanying notes to condensed consolidated financial statements.

                     GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In thousands)
                                                                         Three Months Ended
                                                                              March 31,
                                                                        --------------------
                                                                          1998        1997
                                                                        --------    --------
Cash flows from operating activities:
  Net earnings (loss)                                                   $ (1,682)   $  1,124
  Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
      Depreciation and amortization                                        6,789       5,005
      Deferred income taxes                                                 (200)         91
      Other                                                                   42         169
      Changes in operating assets and liabilities:
        Decrease in receivables                                            8,665         810
        Increase in inventories                                           (9,849)     (7,188)
        (Increase) decrease in prepaid expenses and other                 (2,568)        861
        Decrease in accounts payable                                      (9,570)     (2,981)
        (Decrease) increase in accrued expenses                           (2,995)        739
                                                                        --------    --------
Net cash used by operating activities                                    (11,368)     (1,370)
                                                                        --------    --------
Cash flows from investing activities:
  Purchases of property, plant and equipment and other assets            (12,658)     (5,886)
  Business acquisition                                                    (9,761)
  Refinery acquisition contingent payment                                             (6,910)
  Proceeds from sale of property, plant and equipment                        186          62
                                                                        --------    --------
Net cash used by investing activities                                    (22,233)    (12,734)
                                                                        --------    --------
Cash flows from financing activities:
  Proceeds of long-term debt                                                          17,000
  Payments of long-term debt                                              (3,643)    (11,085)
  Payment of dividends                                                      (550)       (558)
  Deferred financing costs                                                   (64)
                                                                        --------    --------
Net cash (used) provided by financing activities                          (4,257)      5,357
                                                                        --------    --------
Net decrease in cash and cash equivalents                                (37,858)     (8,747)
Cash and cash equivalents:
  Beginning of period                                                     82,592      12,628
                                                                        --------    --------
  End of period                                                         $ 44,734    $  3,881
                                                                        ========    ========

See accompanying notes to condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income", which is effective for fiscal 1998 financial statements for both interim and annual periods. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of a statement of financial position. The Company has no items of other comprehensive income for the periods presented in these financial statements.

     In June 1997, the FASB also issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information", which is effective for fiscal 1998. This statement need not be applied to fiscal 1998 interim financial statements. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for disclosures about products and services, geographic areas and major customers. The Company has not completed evaluating the effects this Statement will have on its financial reporting and disclosures. The Statement will have no effect on the Company's financial position or results of operations.

NOTE 2 - EARNINGS PER SHARE:

     As discussed in Note 1, the following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net earnings (loss) as required by SFAS No. 128:

                                                Three Months Ended March 31,
                             -------------------------------------------------------------------
                                           1998                               1997
                             --------------------------------   --------------------------------
                                                        Per                                Per
                                Loss         Shares    Share      Income        Shares    Share
                             (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount
                             ----------- ------------- ------   ----------- ------------- ------
Earnings (loss) per common
  share - basic

  Net earnings (loss)        $(1,682,000) 10,993,267   $(0.15)  $1,124,000   11,097,867   $0.10

  Effect of dilutive
    stock options                                  -*                           111,612
                             -----------  ----------   ------   ----------   ----------   -----
Earnings (loss) per common
  share - assuming dilution

  Net earnings (loss)        $(1,682,000) 10,993,267   $(0.15)  $1,124,000   11,209,479   $0.10
                             ===========  ==========   ======   ==========   ==========   =====

*The additional shares would be antidilutive due to the net loss.

     There were no transactions subsequent to March 31, 1998, that if the transactions had occurred before March 31, 1998, would materially change the number of common shares or potential common shares outstanding as of March 31, 1998.

NOTE 3 - INVENTORIES:

                                          March 31, 1998     December 31, 1997
                                          --------------     -----------------
                                                    (In thousands)
Inventories consist of the following:

First-in, first-out ("FIFO") method:
  Crude oil                                   $13,903              $12,736
  Refined products                             29,959               25,562
  Refinery and shop supplies                    8,212                7,530
  Merchandise                                   4,655                4,640
Retail method:
  Merchandise                                   5,695                5,840
                                              -------              -------
                                               62,424               56,308
Allowance for last-in, first-out
  ("LIFO") method                               8,926                4,220
Allowance for lower of cost or market          (3,903)              (2,930)
                                              -------              -------
                                              $67,447              $57,598
                                              =======              =======

NOTE 4 - LONG-TERM DEBT:

     In August 1997, the Company issued $150,000,000 of 9% senior subordinated notes due 2007 (the "9% Notes")and in November 1993 the Company issued $100,000,000 of 9 3/4% senior subordinated notes due 2003 (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"). The Indentures supporting the Notes contain covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, incur or guarantee debt, pay dividends, sell certain assets or subsidiary stock, engage in certain mergers, engage in certain transactions with affiliates or alter the Company's current line of business. In addition, subject to certain conditions, the Company is obligated to offer to purchase a portion of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, which would include the proposed merger with Holly Corporation as described in Note 6, the Company will be required to offer to purchase all of the Notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase.

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

     Separate financial statements of the subsidiaries are not included herein because the subsidiaries are jointly and severally liable; the aggregate assets, liabilities, earnings and equity of the subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis; and the separate financial statements and other disclosures concerning the subsidiaries are not deemed material to investors.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

     The Company and certain subsidiaries are defendants to various legal actions. Certain of these pending legal actions involve or may involve claims for compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of these legal actions, proceedings or claims could be decided adversely. Although the amount of liability at March 31, 1998 with respect to these matters is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial condition or results of operations.

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

     The Company has received several tax notifications and assessments from the Navajo Tribe relating to crude oil and natural gas removed from properties located outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1,800,000 severance tax assessment issued in November 1991. The Company has invoked its appeal rights with the Tribe's Tax Commission in connection with this assessment and intends to oppose the assessment. It is the Company's position that it is in substantial compliance with laws applicable to the disputed area and, therefore, the Company has accrued a liability in regards thereto for substantially less than the amount of the original assessment. It is possible that the Company's assessments will have to be litigated by the Company before final resolution. In addition, the Company may receive further tax assessments.

NOTE 6 - ACQUISITIONS AND MERGER:

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

     The Company has entered into agreements to acquire thirty-three service station/convenience stores from Kaibab Industries, Inc. The retail units, located throughout Arizona, include fifteen in the greater Phoenix area and eleven in the Tucson market, with the balance located primarily in southern and eastern Arizona. Other assets in the acquisition include fuel truck/transports, other related equipment, fuel inventories and some undeveloped real estate. These units have had sales of approximately 70.0 million gallons of refined petroleum products per year. The acquisition is expected to close in the second quarter of 1998 subject to normal pre-closing conditions, due diligence procedures and regulatory approvals.

     On April 15, 1998, the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with Holly Corporation ("Holly"). Pursuant to the Merger Agreement, among other things:

     (i)  Holly will be merged with and into Giant.

     (ii) Based upon the number of shares of Giant Common Stock and Holly Common Stock and the number of Holly stock options and Holly phantom stock rights outstanding as of April 30, 1998, each outstanding share of Holly Common Stock would be converted into the right to receive approximately 1.33 shares of Giant Common Stock plus $2.886 in cash.

     Holly, listed on the American Stock Exchange, is an independent refiner of petroleum and petroleum derivatives and produces high-value light products such as gasoline, diesel fuel and jet fuel that are sold primarily in the southwestern United States, northern Mexico and Montana. Principal gasoline customers include other refineries, convenience store chains, independent marketers, an affiliate of the Mexican energy company PEMEX and retailers. Its diesel fuel is sold to end users, wholesalers, and independent dealers. Jet fuel is sold primarily to the military. Subsidiaries of Holly operate refineries in New Mexico and Montana and own, lease, and operate 950 miles of refined product pipelines, 625 miles of crude oil gathering pipelines, seven product terminals, and an asphalt marketing business.

     The merger has received the approval of both companies' Board of Directors. Completion of the transaction is scheduled for the beginning of the third quarter of 1998, subject to receiving necessary government approvals and approvals of the stockholders of both companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

EARNINGS (LOSS) BEFORE INCOME TAXES
-----------------------------------
     For the three months ended March 31, 1998, the Company incurred a loss before income taxes of $3.1 million, a decrease of approximately $4.9 million from earnings before income taxes of $1.8 million for the three months ended March 31, 1997. The decrease is primarily due to
(i) an 18% decline in refinery margins, partially related to a non-cash charge for a reduction in the carrying value of inventories of approximately $1.0 million; (ii) increased interest costs related to
(a) the issuance of $150.0 million of senior subordinated notes in August 1997 to finance the acquisition of various service station/convenience stores and related assets (the "Thriftway Assets" and "DeGuelle Assets") and Phoenix Fuel Co., Inc. ("Phoenix Fuel"), collectively (the "Acquisitions"), and (b) capital lease obligations recorded in connection with the Thriftway Assets; and (iii) increased operating and administrative expenses primarily related to the Acquisitions. These increases in costs were offset in part by profit contributions from the Acquisitions and a 5% increase in volumes and a 21% increase in margins realized from finished product sold by the Company's retail operations, excluding the Thriftway and DeGuelle Assets.

REVENUES
--------
     Revenues for the three months ended March 31, 1998, increased approximately $29.6 million or 25% to $145.7 million from $116.1 million in the comparable 1997 period. The increase is primarily due to the Acquisitions, offset in part by a 27% decline in refinery weighted average selling prices and a 2% decline in refinery sourced finished product sales volumes.

     The volumes of refined products sold through the Company's retail units increased approximately 64% from 1997 levels primarily due to the Thriftway and DeGuelle Assets, along with a 5% increase in the volumes of finished product sold from the Company's other retail operations. This primarily reflects a 38% increase in the volume of finished product sold from the Company's travel center, due in large part to improved marketing programs put in place during 1997.

COST OF PRODUCTS SOLD
---------------------
     For the three months ended March 31, 1998, cost of products sold increased $19.2 million or 22% to $105.8 million from $86.6 million in the corresponding 1997 period. The increase is primarily due to the Acquisitions, offset in part by a 30% decline in average crude oil costs. In addition, 1998 cost of products sold increased as a result of a reduction in the carrying value of inventories related to the decline in crude oil and refined product prices.

OPERATING EXPENSES
------------------
     For the three months ended March 31, 1998, operating expenses increased approximately $9.1 million or 57% to $24.9 million from $15.8 million for the three months ended March 31, 1997.

     Approximately 87% of the increase is due to the Acquisitions. For the other operations, 1998 costs increased because of repair and maintenance projects at the Ciniza refinery, increased payroll and related costs and higher retail advertising expenses and operating bonuses. These increases were offset in part by a reduction in general insurance expenses. Increased payroll and related costs relate primarily to general wage increases and expanded retail operations.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the three months ended March 31, 1998, depreciation and amortization increased approximately $1.8 million or 36% to $6.8 million from $5.0 million in the same 1997 period.

     Approximately 72% of the increase is due to the Acquisitions. The remaining increases are primarily related to construction, remodeling and upgrades in retail, refining and transportation operations and the amortization of 1997 refinery turnaround costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     For the three months ended March 31, 1998, selling, general and administrative expenses ("SG&A") increased approximately $1.4 million or 31% to $5.8 million from $4.4 million in the corresponding 1997 period.

     Approximately 39% of the increase is due to SG&A associated with the operations of Phoenix Fuel. The remaining increases are primarily the result of higher payroll and related costs and outside services, mostly due to the Acquisitions and planning for future growth.

INTEREST EXPENSE, NET
---------------------
     For the three months ended March 31, 1998, net interest expense (interest expense less interest income) increased approximately $3.1 million or 127% to $5.6 million from $2.5 million in the comparable 1997 period.

     The increase is primarily due to additional long-term debt related to the Acquisitions, including the issuance of $150.0 million of senior subordinated notes in August 1997 and capital lease obligations recorded in connection with the purchase of the Thriftway Assets at the end of May 1997. This increase was partially offset by an increase in interest and investment income due to an increase in excess funds available for investment resulting from the issuance of the senior subordinated notes. The effects of fluctuations in interest rates applicable to invested funds were nominal.

INCOME TAXES
------------
     The income tax benefit for the three months ended March 31, 1998 and the provision for income taxes for the three months ended March 31, 1997 were computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, resulting in an effective rate of approximately 46% for the 1998 three month period and 38% for the comparable 1997 period. The difference in the two rates is primarily due to deferred tax adjustments.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS
-------------------------
     Operating cash flows declined in the first quarter of 1998 in relation to the comparable 1997 period, primarily as a result of the differences in the net changes in working capital items in each period, as well as a net loss in the 1998 period. Net cash used by operating activities totaled $11.4 million for the three months ended March 31, 1998, compared to $1.4 million in the comparable 1997 period.

WORKING CAPITAL
---------------
     Working capital at March 31, 1998 consisted of current assets of $173.0 million and current liabilities of $83.7 million, or a current ratio of 2.07:1. At December 31, 1997, the current ratio was 2.17:1 with current assets of $207.1 million and current liabilities of $95.4 million.

     Current assets have decreased since December 31, 1997, primarily due to a decrease in cash and cash equivalents and accounts receivable, offset in part by an increase in inventories and prepaid items. Accounts receivable have decreased primarily due to a decline in finished product selling prices, as well as a decrease in product volumes represented in the outstanding balances. Inventories have increased due to an increase in pipeline crude oil volumes, as well as terminal and refinery onsite refined product volumes. These increases are offset in part by a decline in crude oil and refined product prices. The volume increases are partially related to the building of inventories in anticipation of a scheduled major maintenance turnaround at the Ciniza refinery that started in mid-April and is scheduled to be completed in mid-May. Prepaid expenses increased primarily as a result of margin deposits related to the purchase of crude oil and heating oil futures contracts in connection with the Company's hedging of long-term fixed price sales contracts. Current liabilities have declined due to a decrease in accounts payable and accrued expenses. Accounts payable have decreased primarily as a result of a decline in the cost of raw materials. Accrued expenses have decreased primarily as a result of the payment of accrued interest costs, management incentive and other bonuses and ESOP and 401(k) contributions.

CAPITAL EXPENDITURES AND RESOURCES
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment and other assets, excluding business acquisitions, totaled approximately $12.7 million for the first quarter of 1998. Expenditures included amounts for refinery and transportation equipment and facility upgrades, capacity enhancement projects for the refineries, expenditures in anticipation of the Ciniza refinery second quarter turnaround, construction costs for two new retail units, acquisition of land for future retail units and continuing retail equipment and system upgrades.

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

     The Ciniza refinery began a major, every four year, maintenance turnaround in mid-April that is scheduled to be completed by mid-May. During this turnaround, the major operating units at the refinery will be inspected and necessary repairs and maintenance performed. In addition to the maintenance procedures, certain other procedures will be performed that are expected to increase reformer capacity from 6,700 bbls per day to 7,500 bbls per day. The expansion of the reformer increases the Company's ability to produce high-value products, provides flexibility in gasoline conversion and increases the refinery's capability to process condensate.

CAPITAL STRUCTURE
-----------------
     At March 31, 1998 and December 31, 1997, the Company's long-term debt was 67.4% of total capital. The Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 63.3% and 59.1% at March 31, 1998 and December 31, 1997, respectively.

     The Company's capital structure includes $150.0 million of 9% senior subordinated notes due 2007 (the "9% Notes") and $100.0 million of 9 3/4% senior subordinated notes due 2003 (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"). The Indentures supporting the Notes contain covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, incur or guarantee debt, pay dividends, sell certain assets or subsidiary stock, engage in certain mergers, engage in certain transactions with affiliates or alter the Company's current line of business. In addition, subject to certain conditions, the Company is obligated to offer to purchase a portion of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, which would include the proposed merger with Holly Corporation as described below, the Company will be required to offer to purchase all of the Notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase.

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

     The Company has a Credit Agreement, (as amended, the "Agreement") with a group of banks with a maturity date of May 23, 2000. The Agreement contains a $70.0 million unsecured capital expenditure facility. On May 23, 1999, the borrowing commitment under the capital expenditure facility is required to be reduced by $20.0 million. At March 31, 1998 there were no outstanding balances under this facility.

     In addition, the Agreement contains a three-year unsecured working capital facility to provide working capital and letters of credit in the ordinary course of business. The availability under this working capital facility is the lesser of (i) $40.0 million, or (ii) the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories as defined in the Agreement. At March 31, 1998, the lesser amount was $40.0 million. There were no direct borrowings under this working capital facility at March 31, 1998, and there were approximately $16.0 million of irrevocable letters of credit outstanding, primarily to secure purchases of raw materials.

     The interest rate on these unsecured facilities is tied to various short-term indices. At March 31, 1998, this rate was approximately 6.5% per annum. The Company is required to pay a quarterly commitment fee based on the unused amount of each facility.

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

     On February 26, 1998, the Company's Board of Directors declared a cash dividend on common stock of $0.05 per share payable to stockholders of record on April 24, 1998. This dividend was paid on May 6, 1998. Future dividends, if any, are subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors.

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

     On April 15, 1998, the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with Holly Corporation ("Holly"). Pursuant to the Merger Agreement, among other things:

     (i)  Holly will be merged with and into Giant.

     (ii) Based upon the number of shares of Giant Common Stock and Holly Common Stock and the number of Holly stock options and Holly phantom stock rights outstanding as of April 30, 1998, each outstanding share of Holly Common Stock would be converted into the right to receive approximately 1.33 shares of Giant Common Stock plus $2.886 in cash.

     Holly, listed on the American Stock Exchange, is an independent refiner of petroleum and petroleum derivatives and produces high-value light products such as gasoline, diesel fuel and jet fuel that are sold primarily in the southwestern United States, northern Mexico and Montana. Principal gasoline customers include other refineries, convenience store chains, independent marketers, an affiliate of the Mexican energy company PEMEX and retailers. Its diesel fuel is sold to end users, wholesalers, and independent dealers. Jet fuel is sold primarily to the military. Subsidiaries of Holly operate refineries in New Mexico and Montana and own, lease, and operate 950 miles of refined product pipelines, 625 miles of crude oil gathering pipelines, seven product terminals, and an asphalt marketing business.

     The merger has received the approval of both companies' Board of Directors. Completion of the transaction is scheduled for the beginning of the third quarter of 1998, subject to receiving necessary government approvals and approvals of the stockholders of both companies.

     The Company has entered into agreements to acquire thirty-three service station/convenience stores from Kaibab Industries, Inc. The retail units, located throughout Arizona, include fifteen in the greater Phoenix area and eleven in the Tucson market, with the balance located primarily in southern and eastern Arizona. Other assets in the acquisition include fuel truck/transports, other related equipment, fuel inventories and some undeveloped real estate. These units have had sales of approximately 70.0 million gallons of refined petroleum products per year. The acquisition is expected to close in the second quarter of 1998 subject to normal pre-closing conditions, due diligence procedures and regulatory approvals.

     In November 1997, the Company announced the execution of an agreement to acquire the assets of Ever-Ready Oil Co., Inc. and a related entity (collectively "Ever-Ready"). The Company has canceled this agreement because it appears that certain first rights to purchase will be exercised. However, the Company continues to evaluate its options relative to the purchase of the Ever-Ready assets in the event these assets are not sold pursuant to the first rights to purchase.

     The Company believes that local crude oil production currently approximates local crude oil demand in the Four Corners area where the Company's two refineries are located. The Company is currently able to supplement local crude oil supplies and process up to 1,500 bbls per day of Alaska North Slope crude oil ("ANS") through its gathering systems interconnection with the Four Corners and Texas-New Mexico common carrier pipeline systems. Based on projections of local crude oil availability from the field the Company believes an adequate supply of crude oil and other feedstocks will be available from local producers, crude oil sourced through common carrier pipelines and other sources to sustain refinery operations for the foreseeable future at substantially the levels currently being experienced. However, there is no assurance that this situation will continue. Any significant long-term interruption in crude oil supply or the crude oil transportation system would have an adverse effect on the Company's operations.

     The Company continues to evaluate other supplemental crude oil supply alternatives for its refineries on both a short-term and long-term basis.

     The Company is aware of a number of actions, proposals or industry discussions regarding product pipeline projects that could impact portions of its marketing areas. One of these projects, the expansion of the ATA Line (formerly called the Emerald Line) into Albuquerque was completed in 1997. Another of these announced projects, which would result in a refined products pipeline from Southeastern New Mexico to the Albuquerque and Four Corners areas, is reportedly scheduled for completion in 1998. In addition, various proposals or actions have been announced to increase the supply of pipeline-supplied products to El Paso, Texas, which is connected by pipeline to the Albuquerque area to the north. The completion of some or all of these projects would result in increased competition by increasing the amount of refined products available in the Albuquerque, Four Corners and other areas, as well as allowing additional competitors improved access to these areas.

     The Year 2000 ("Y2K") issue is the result of computer systems using a two-digit format rather than four to define the applicable year. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to system failure or miscalculations causing disruptions of operations. In 1997, the Company outlined a three phase program for Y2K compliance, identifying three major areas determined to be critical for successful compliance
(1) Financial and informational system applications, (2) Manufacturing and process applications and (3) Business relationships.

     In the financial and information system area, a number of applications have been identified as being Y2K compliant due to their recent implementation. The Company's core financial and reporting systems are not Y2K compliant but were already scheduled for replacement by mid-1999. Some subsidiary financial systems will either be added to this replacement project or will require internal systems revisions to be Y2K compliant. The Company believes it will cost approximately $2,500,000 to replace the core financial and reporting systems and has identified the potential for 4,000 man hours of work to bring the remaining financial and informational system applications into compliance at an estimated cost of approximately $800,000. The Company is interviewing outside consultants to undertake a portion of the work and expects approximately two-thirds of the cost to be incurred in 1998 and the remainder in 1999. The Company is also evaluating the possibility of replacing some of these remaining non-compliant systems in an effort to reduce the projected man-hours involved to bring these systems into compliance.

     In the manufacturing and process area and the business relationship area, the Company is in the process of identifying areas of exposure and has not yet determined what costs will be incurred in connection with bringing these areas into compliance. Preliminary indications are that the manufacturing and process areas will not involve a material amount of time and expense to become compliant.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive and governmental factors affecting the Company's operations, markets, products, services and prices; the successful completion of the major maintenance turnaround and start-up of the operating units at the Ciniza Refinery; the completion of the merger with Holly Corporation; the closing on the acquisition of thirty-three service station/convenience stores from Kaibab Industries, Inc.; the adequacy of raw material supplies; the potential effects of various pipeline projects as they relate to the Company's market area and future profitability; the ability of the Company to become Y2K compliant and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held on May 8, 1998. Proxies for the meeting were solicited under Regulation 14A. There were no matters submitted to a vote of security holders other than the election of two directors and approval of auditors as specified in the Company's Proxy Statement. There was no solicitation in opposition to management's nominees to the Board of Directors.

     James E. Acridge was elected as a director of the Company. The vote was as follows:

             SHARES VOTED       SHARES VOTED
                "FOR"           "WITHHOLDING"
             ------------       -------------
              9,825,286            70,222

     Richard T. Kalen, Jr. was elected as a director of the Company. The vote was as follows:

             SHARES VOTED       SHARES VOTED
                "FOR"           "WITHHOLDING"
             ------------       -------------
              9,809,295            86,213

     Deloitte & Touche LLP were ratified as independent auditors for the Company for the year ending December 31, 1998. The vote was as follows:

             SHARES VOTED       SHARES VOTED        SHARES VOTED
                "FOR"            "AGAINST"          "ABSTAINING"
             ------------       ------------        -------------
              9,881,840            4,053                9,615

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.1 - Third Amendment, dated as of August 25, 1997, to Credit Agreement, dated October 4, 1995, among Giant Industries, Inc., as Borrower, Giant Industries Arizona, Inc., Giant Exploration & Production Company, San Juan Refining Company, Giant Four Corners, Inc., Ciniza Production Company and Phoenix Fuel Co., Inc. as Guarantors, and Bank of America National Trust and Savings Association, as Agent, Bank of America National Trust and Savings Association (successor to Bank of America Illinois), as Issuing Bank and as a Bank, The First National Bank of Chicago (successor to NBD Bank, by assignment), as a Bank and Union Bank of California, N.A. (formerly known as Union Bank), as a Bank.

     27   - Financial Data Schedule.

(b) Reports on Form 8-K. Report on Form 8-K for the date April 14, 1998, with respect to the approval by the Company's Board of Directors of an Agreement and Plan of Merger whereby Holly Corporation would be merged with and into the Company.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.

                           GIANT INDUSTRIES, INC.


                          /s/ A. WAYNE DAVENPORT
                          --------------------------------------------
                          A. Wayne Davenport
                          Vice President and Chief Financial Officer
                          (Principal Financial and Accounting Officer)

Date: May 14, 1998