Form 10-Q
period 1998-06-30
GIANT INDUSTRIES INC
filed 1998-08-14
CIK 856465

                          FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

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

                   Yes [X]    No [ ]

Number of Common Shares outstanding at July 31, 1998: 10,993,267 shares.

             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets
          June 30, 1998 (Unaudited) and December 31, 1997

          Condensed Consolidated Statements of Earnings (Loss) Three and Six Months Ended June 30, 1998 and 1997 (Unaudited)

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1998 and 1997 (Unaudited)

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

Item 4  - Submission of Matters to a Vote of Security Holders

Item 5  - Other Information

Item 6  - Exhibits and Reports on Form 8-K

SIGNATURE

                                 PART I
                         FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (In thousands)

                                                                June 30, 1998   December 31, 1997
                                                                -------------   -----------------
                                                                (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                        $   1,062       $  82,592
  Accounts receivable, net                                            54,400          57,070
  Inventories                                                         60,277          57,598
  Prepaid expenses and other                                           8,286           7,016
  Deferred income taxes                                                2,800           2,800
                                                                   ---------       ---------
     Total current assets                                            126,825         207,076
                                                                   ---------       ---------
Property, plant and equipment                                        463,912         402,600
  Less accumulated depreciation and amortization                    (131,950)       (120,773)
                                                                   ---------       ---------
                                                                     331,962         281,827
                                                                   ---------       ---------
Goodwill, net                                                         17,980          18,363
Other assets                                                          26,398          28,105
                                                                   ---------       ---------
                                                                   $ 503,165       $ 535,371
                                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                $   1,391       $     562
  Accounts payable                                                    43,190          55,546
  Accrued expenses                                                    31,021          39,243
                                                                   ---------       ---------
     Total current liabilities                                        75,602          95,351
                                                                   ---------       ---------
Long-term debt, net of current portion                               265,878         275,557
Deferred income taxes                                                 25,762          25,887
Other liabilities                                                      4,478           5,109
Commitments and contingencies (Notes 4 and 5)
Common stockholders' equity                                          131,445         133,467
                                                                   ---------       ---------
                                                                   $ 503,165       $ 535,371
                                                                   =========       =========

See accompanying notes to condensed consolidated financial statements.

                                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                                 (Unaudited)
                                     (In thousands except per share data)

                                                        Three Months Ended           Six Months Ended
                                                             June 30,                    June 30,
                                                    -------------------------   -------------------------
                                                       1998          1997          1998          1997
                                                    -----------   -----------   -----------   -----------
Net revenues                                        $   157,014   $   154,123   $   302,730   $   270,261
Cost of products sold                                   112,748       112,057       218,500       198,645
                                                    -----------   -----------   -----------   -----------
Gross margin                                             44,266        42,066        84,230        71,616

Operating expenses                                       24,261        18,307        49,154        34,129
Depreciation and amortization                             6,774         5,566        13,563        10,571
Selling, general and administrative expenses              6,237         5,360        12,052         9,808
                                                    -----------   -----------   -----------   -----------
Operating income                                          6,994        12,833         9,461        17,108
Interest expense, net                                     5,809         3,305        11,408         5,773
                                                    -----------   -----------   -----------   -----------
Earnings (loss) before income taxes                       1,185         9,528        (1,947)       11,335
Provision (benefit) for income taxes                        426         3,853        (1,024)        4,536
                                                    -----------   -----------   -----------   -----------

Net earnings (loss)                                 $       759   $     5,675   $      (923)  $     6,799
                                                    ===========   ===========   ===========   ===========
Earnings (loss) per common share:
  Basic                                             $      0.07   $      0.51   $     (0.08)  $      0.61
                                                    ===========   ===========   ===========   ===========
  Assuming dilution                                 $      0.07   $      0.51   $     (0.08)  $      0.61
                                                    ===========   ===========   ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                     GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In thousands)
                                                                  Six Months Ended
                                                                       June 30,
                                                                 --------------------
                                                                   1998        1997
                                                                 --------    --------
Cash flows from operating activities:
  Net earnings (loss)                                            $   (923)   $  6,799
  Adjustments to reconcile net earnings (loss) to net
    cash (used) provided by operating activities:
      Depreciation and amortization                                13,563      10,571
      Deferred income taxes                                          (125)      1,623
      Other                                                           224         513
      Changes in operating assets and liabilities,
        net of the effects of acquisitions:
        Decrease in receivables                                     2,773         185
        Increase in inventories                                    (2,679)    (12,201)
        (Increase) decrease in prepaid expenses and other          (1,331)        493
        Decrease in accounts payable                              (12,356)     (2,698)
        (Decrease) increase in accrued expenses                      (968)      1,175
                                                                 --------    --------
Net cash (used) provided by operating activities                   (1,822)      6,460
                                                                 --------    --------
Cash flows from investing activities:
  Acquisitions, net of cash received                              (26,260)    (47,029)
  Purchases of property, plant and equipment and other assets     (38,378)    (18,466)
  Refinery acquisition contingent payment                          (7,244)     (6,910)
  Proceeds from sale of property, plant and equipment               2,191         246
                                                                 --------    --------
Net cash used by investing activities                             (69,691)    (72,159)
                                                                 --------    --------
Cash flows from financing activities:
  Proceeds from long-term debt                                      5,000     120,850
  Payments of long-term debt                                      (13,850)    (58,244)
  Payment of dividends                                             (1,100)     (1,114)
  Purchase of treasury stock                                                   (1,084)
  Deferred financing costs                                            (67)       (201)
                                                                 --------    --------
Net cash (used) provided by financing activities                  (10,017)     60,207
                                                                 --------    --------
Net decrease in cash and cash equivalents                         (81,530)     (5,492)
Cash and cash equivalents:
  Beginning of period                                              82,592      12,628
                                                                 --------    --------
  End of period                                                  $  1,062    $  7,136
                                                                 ========    ========

Noncash Investing and Financing Activities. In the second quarter of 1997, the Company exchanged an office building and a truck maintenance shop with net book values totaling approximately $1,300,000 and recorded $22,904,000 for capital leases as part of the acquisition of the Thriftway Assets.

See accompanying notes to condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company has implemented this Statement and, as required, has restated earnings per share ("EPS") for all periods presented. This new standard requires dual presentation of "basic" and "diluted" EPS on the face of the earnings statement and requires a reconciliation of the numerator and denominator of the basic and diluted EPS calculations (See Note 2). Basic earnings per common share is computed on the weighted average number of shares of common stock outstanding during each period. Earnings per common share assuming dilution is computed on the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method.

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

NOTE 2 - EARNINGS PER SHARE:

     As discussed in Note 1, the following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net earnings (loss) as required by SFAS No. 128:

                                                  Three Months Ended June 30,
                             -------------------------------------------------------------------
                                           1998                               1997
                             --------------------------------   --------------------------------
                                                        Per                                Per
                               Income        Shares    Share      Income        Shares    Share
                             (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount
                             ----------- ------------- ------   ----------- ------------- ------
Earnings per common
  share - basic

  Net earnings               $ 759,000    10,993,267   $ 0.07   $5,675,000   11,070,954   $0.51

  Effect of dilutive
    stock options                            150,948                            102,465
                             ---------    ----------   ------   ----------   ----------   -----
Earnings per common share
  - assuming dilution

  Net earnings               $ 759,000    11,144,215   $ 0.07   $5,675,000   11,173,419   $0.51
                             =========    ==========   ======   ==========   ==========   =====


                                                   Six Months Ended June 30,
                             -------------------------------------------------------------------
                                           1998                               1997
                             --------------------------------   --------------------------------
                                                        Per                                Per
                                Loss         Shares    Share      Income        Shares    Share
                             (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount
                             ----------- ------------- ------   ----------- ------------- ------
Earnings (loss) per common
  share - basic

  Net earnings (loss)        $(923,000)   10,993,267   $(0.08)  $6,799,000   11,084,336   $0.61

  Effect of dilutive
    stock options                                  *                            107,038
                             ---------    ----------   ------   ----------   ----------   -----
Earnings (loss) per common
  share - assuming dilution

  Net earnings (loss)        $(923,000)   10,993,267   $(0.08)  $6,799,000   11,191,374   $0.61
                             =========    ==========   ======   ==========   ==========   =====

*The additional shares would be antidilutive due to the net loss.

     There were no transactions subsequent to June 30, 1998, that if the transactions had occurred before June 30, 1998, would materially change the number of common shares or potential common shares outstanding as of June 30, 1998.

NOTE 3 - INVENTORIES:

                                           June 30, 1998     December 31, 1997
                                           -------------     -----------------
                                                    (In thousands)
Inventories consist of the following:

First-in, first-out ("FIFO") method:
  Crude oil                                   $16,104              $12,736
  Refined products                             21,082               25,562
  Refinery and shop supplies                    7,805                7,530
  Merchandise                                   4,483                4,640
Retail method:
  Merchandise                                   6,412                5,840
                                              -------              -------
                                               55,886               56,308
Allowance for last-in, first-out
  ("LIFO") method                              11,141                4,220
Allowance for lower of cost or market          (6,750)              (2,930)
                                              -------              -------
                                              $60,277              $57,598
                                              =======              =======

     The portion of inventories valued on a LIFO basis totaled
$40,927,000 and $37,714,000 at June 30, 1998 and December 31,
1997, respectively. The following data will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at June 30, 1998 and 1997, net earnings and diluted earnings per share for the three months ended June 30, 1998 and 1997 would have been higher (lower) by $379,000 and $0.03, and $(1,496,000)
and $(0.13), respectively. For the six months ended June 30, 1998 and 1997, net earnings and diluted earnings per share would have been lower by $(1,834,000) and $(0.17), and $(3,364,000)
and $(0.30), respectively.

NOTE 4 - LONG-TERM DEBT:

     In August 1997, the Company issued $150,000,000 of 9% senior subordinated notes due 2007 (the "9% Notes")and in November 1993, the Company issued $100,000,000 of 9 3/4% senior subordinated notes due 2003 (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"). The Indentures supporting the Notes contain covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, incur or guarantee debt, pay dividends, sell certain assets or subsidiary stock, engage in certain mergers, engage in certain transactions with affiliates or alter the Company's current line of business. In addition, subject to certain conditions, the Company is obligated to offer to purchase a portion of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, which would include the proposed merger with Holly Corporation as described in Note 6, the Company will be required to offer to purchase all of the Notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase.

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

     Separate financial statements of the subsidiaries are not included herein because the subsidiaries are jointly and severally liable for repayment of the Notes; the aggregate assets, liabilities, earnings and equity of the subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis; and the separate financial statements and other disclosures concerning the subsidiaries are not deemed material to investors.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

     The Company and certain subsidiaries are defendants to various legal actions. Certain of these pending legal actions involve or may involve claims for compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of these legal actions, proceedings or claims could be decided adversely. Although the amount of liability at June 30, 1998 with respect to these matters is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial condition or results of operations.

     Federal, state and local laws and regulations relating to health and the environment affect nearly all of the operations of the Company. As is the case with other companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits involving environmental matters. These matters include soil and water contamination, air pollution and personal injuries or property damage allegedly caused by substances manufactured, handled, used, released or disposed of by the Company. Future expenditures related to health and environmental matters cannot be reasonably quantified in many circumstances due to the speculative nature of remediation and clean-up cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, various defenses which may be available to the Company and changing environmental laws and interpretations of environmental laws.

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

     On February 10, 1998, the Company completed the purchase of the assets of DeGuelle Oil Company and the stock of DeGuelle Enterprises (collectively "DeGuelle") for $9.75 million. DeGuelle is a Durango, Colorado-based petroleum marketing company. Included in the purchase were seven service station/convenience stores, two cardlock commercial fleet fueling facilities, a gasoline and diesel storage bulk plant and related transportation equipment. All of the facilities are located in southwestern Colorado and are supplied by the Company's refineries. In 1997, DeGuelle had sales of approximately 10.0 million gallons of gasoline and diesel fuel in addition to 35,000 gallons of lubricants.

     In the last week of June 1998, the Company completed the acquisition of seventeen service station/convenience stores from Kaibab Industries, Inc. In addition, one other unit was leased under an operating lease arrangement for a period of two years. An additional fifteen units were acquired in July 1998. In addition, other related equipment, fuel truck/transports, fuel inventories and undeveloped real estate was acquired. The retail units, located throughout Arizona, include fifteen in the greater Phoenix area and eleven in the Tucson market, with the balance located primarily in southern and eastern Arizona. These units have had sales of approximately 70.0 million gallons of refined petroleum products per year.

     On April 15, 1998, the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with Holly Corporation ("Holly"). Pursuant to the Merger Agreement, among other things:

     (i)  Holly will be merged with and into Giant; and

     (ii) Based upon the number of shares of Giant Common Stock and Holly Common Stock and the number of Holly stock options and Holly phantom stock rights outstanding as of April 30, 1998, each outstanding share of Holly Common Stock will be converted into the right to receive approximately 1.33 shares of Giant Common Stock plus $2.886 in cash.

     Holly, listed on the American Stock Exchange, is an independent refiner of petroleum and petroleum derivatives and produces high-value light products such as gasoline, diesel fuel and jet fuel that are sold primarily in the southwestern United States, northern Mexico and Montana. Principal gasoline customers include other refiners, convenience store chains, independent marketers, an affiliate of the Mexican energy company PEMEX and retailers. Its diesel fuel is sold to end users, wholesalers, and independent dealers. Jet fuel is sold primarily to the military. Subsidiaries of Holly operate refineries in New Mexico and Montana and own, lease, and operate 950 miles of refined product pipelines, 625 miles of crude oil gathering pipelines, seven product terminals, and an asphalt marketing business.

     The merger has received the approval of both companies' Boards of Directors and stockholders. Completion of the transaction is subject to, among other things, receiving necessary government approvals. The Company has received a second request for information from the Federal Trade Commission ("FTC") and has been working with the FTC and the State of New Mexico during their review.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

EARNINGS (LOSS) BEFORE INCOME TAXES
-----------------------------------
     For the three months ended June 30, 1998, earnings before income taxes were $1.2 million, a decrease of approximately $8.3 million from earnings before income taxes of $9.5 million for the three months ended June 30, 1997. For the six months ended June 30, 1998, the Company incurred a loss before income taxes of $1.9 million, a decrease of approximately $13.2 million from earnings before income taxes of $11.3 million for the six months ended June 30, 1997. The decrease in earnings in each period is primarily due to (i) a 19% decline in refinery margins, partially related to non-cash charges for reductions in the carrying value of inventories of approximately $2.9 million and $3.9 million for the three and six month periods of 1998, respectively; (ii) increased interest costs related to (a) the issuance of $150.0 million of senior subordinated notes in August 1997 to finance the acquisition of various service station/convenience stores and related assets (the "Thriftway Assets", the "DeGuelle Assets" and the "Kaibab Assets") and Phoenix Fuel Co., Inc. ("Phoenix Fuel") (collectively the "Acquisitions"), and (b) capital lease obligations recorded in connection with the Thriftway Assets; (iii) increased operating and administrative expenses primarily related to the Acquisitions and planning for future growth; and (iv) a decrease in refinery sourced sales volumes of approximately 9% and 6% for the three and six month periods, respectively, due in part to a major maintenance turnaround at the Ciniza refinery. These items resulting in earnings decreases were offset in part by earnings from the Acquisitions and an increase in volumes and margins realized from finished product sold by the Company's retail operations, separate from the Thriftway, DeGuelle and Kaibab Assets.

REVENUES
--------
     Revenues for the three months ended June 30, 1998, increased approximately $2.9 million or 2% to $157.0 million from $154.1 million in the comparable 1997 period. The increase is primarily due to the Acquisitions, offset in part by a 22% decline in refinery weighted average selling prices and a 9% decrease in refinery sourced finished product sales volumes.

     For the quarter, volumes of refined products sold through the Company's retail units increased approximately 42% from 1997 levels primarily due to the Thriftway and DeGuelle Assets, along with a 10% increase in the volumes of finished product sold from the Company's other retail operations, primarily due to a 34% increase in the volume of finished product sold from the Company's travel center. The increased travel center volumes are due in large part to improved marketing programs put in place during 1997.

     Revenues for the six months ended June 30, 1998, increased approximately $32.4 million or 12% to $302.7 million from $270.3 million in the comparable 1997 period. The increase is primarily due to the Acquisitions, offset in part by a 24% decline in refinery weighted average selling prices and a 6% decrease in refinery sourced finished product sales volumes.

     For the six month period, volumes of refined products sold through the Company's retail units increased approximately 52% from 1997 levels primarily due to the Thriftway and DeGuelle Assets, along with an 8% increase in the volumes of finished product sold from the Company's other retail operations, primarily due a 36% increase in the volume of finished product sold from the Company's travel center. The increased travel center volumes are due in large part to improved marketing programs put in place during 1997.

COST OF PRODUCTS SOLD
---------------------
     For the three months ended June 30, 1998, cost of products sold increased $0.7 million or 1% to $112.8 million from $112.1 million in the corresponding 1997 period. For the six months ended June 30, 1998, cost of products sold increased $19.9 million or 10% to $218.5 million from $198.6 million in the corresponding 1997 period. The increases are primarily due to the Acquisitions, offset in part by a 29% decline in average crude oil costs and a decrease in refinery sourced finished product sales volumes. In addition, 1998 cost of products sold increased as a result of a reduction in the carrying value of inventories related to a decline in crude oil and refined product prices.

OPERATING EXPENSES
------------------
     For the three months ended June 30, 1998, operating expenses increased approximately $6.0 million or 33% to $24.3 million from $18.3 million for the three months ended June 30, 1997. For the six months ended June 30, 1998, operating expenses increased approximately $15.0 million or 44% to $49.1 million from $34.1 million for the six months ended June 30, 1997.

     Approximately 96% for the quarter and 90% year-to-date of the increase is due to the Acquisitions. For the Company's other operations, 1998 costs increased because of repair and maintenance projects at the Ciniza refinery and increased payroll and related costs. These increases were offset in part by a reduction in general insurance expenses and chemical and additive costs. Increased payroll and related costs relate primarily to general wage increases and expanded retail operations.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the three months ended June 30, 1998, depreciation and amortization increased approximately $1.2 million or 22% to $6.8 million from $5.6 million in the same 1997 period. For the six months ended June 30, 1998, depreciation and amortization increased approximately $3.0 million or 28% to $13.6 million from $10.6 million in the same 1997 period.

     Approximately 70% for the quarter and 71% year-to-date of the increase is due to the Acquisitions. The remaining increases are primarily related to construction, remodeling and upgrades in retail, refining and transportation operations and the amortization of 1997 Bloomfield refinery turnaround costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     For the three months ended June 30, 1998, selling, general and administrative expenses ("SG&A") increased approximately $0.9 million or 16% to $6.2 million from $5.3 million in the corresponding 1997 period. For the six months ended June 30, 1998, SG&A increased approximately $2.2 million or 23% to $12.0 million from $9.8 million in the corresponding 1997 period.

     Approximately 28% for the quarter and 34% year-to-date of the increase is due to SG&A associated with the operations of Phoenix Fuel. The remaining increases are primarily the result of higher payroll and related costs, outside services and other costs, in large part due to the Acquisitions and planning for future growth. These increases are offset in part by an approximate $0.8 million decrease in management incentive bonus accruals in the 1998 periods compared to the 1997 periods.

INTEREST EXPENSE, NET
---------------------
     For the three months ended June 30, 1998, net interest expense (interest expense less interest income) increased approximately $2.5 million or 76% to $5.8 million from $3.3 million in the comparable 1997 period. For the six months ended June 30, 1998, net interest expense increased approximately $5.6 million or 98% to $11.4 million from $5.8 million in the comparable 1997 period.

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

INCOME TAXES
------------
     The provision for income taxes for the three months ended June 30, 1998 and the three and six months ended June 30, 1997, along with the income tax benefit for the six months ended June 30, 1998 were computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, resulting in an effective tax rate of approximately 36% for the 1998 three month period, a 53% benefit rate for the 1998 six month period and a 40% effective tax rate for the comparable 1997 periods. The difference in the effective tax/benefit rates is primarily due to deferred tax adjustments.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS
-------------------------
     Operating cash flows declined in the first six months of 1998 in relation to the comparable 1997 period, primarily as the result of a net loss in the 1998 period. Net cash used by operating activities totaled $1.8 million for the six months ended June 30, 1998, compared to $6.5 million provided by operations in the comparable 1997 period.

WORKING CAPITAL
---------------
     Working capital at June 30, 1998 consisted of current assets of $126.8 million and current liabilities of $75.6 million, or a current ratio of 1.68:1. At December 31, 1997, the current ratio was 2.17:1 with current assets of $207.1 million and current liabilities of $95.4 million.

     Current assets have decreased since December 31, 1997, primarily due to a decrease in cash and cash equivalents and accounts receivable, offset in part by an increase in inventories and prepaid items. Accounts receivable have decreased primarily due to a decline in finished product selling prices. Inventories have increased primarily due to an increase in pipeline crude oil volumes and an increase in retail inventories resulting from recent acquisitions. These increases were offset in part by a decline in crude oil and refined product prices, along with a decrease in terminal and refinery onsite finished product volumes resulting in part from the Ciniza refinery turnaround. The pipeline crude oil volume increases are also partially related to the turnaround at the Ciniza refinery. Current liabilities have declined due to a decrease in accounts payable and accrued expenses. Accounts payable have decreased primarily as a result of a decline in the cost of raw materials. Accrued expenses have decreased primarily as a result of the payment of a contingency incurred in connection with the acquisition of the Bloomfield refinery, management incentive and other bonuses and ESOP and 401(k) contributions.

CAPITAL EXPENDITURES AND RESOURCES
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment and other assets, excluding business acquisitions, totaled approximately $38.4 million for the first six months of 1998. Expenditures included amounts for the Ciniza refinery second quarter turnaround, refinery and transportation equipment and facility upgrades, capacity enhancement projects for the refineries, construction costs for two new retail units, acquisition of land for future retail units and continuing retail equipment and system upgrades.

     On February 10, 1998, the Company completed the purchase of the assets of DeGuelle Oil Company and the stock of DeGuelle Enterprises (collectively "DeGuelle") for $9.75 million. DeGuelle is a Durango, Colorado-based petroleum marketing company. Included in the purchase were seven service station/convenience stores, two cardlock commercial fleet fueling facilities, a gasoline and diesel storage bulk plant and related transportation equipment. All of the facilities are located in southwestern Colorado and are supplied by the Company's refineries. In 1997, DeGuelle had sales of approximately 10.0 million gallons of gasoline and diesel fuel in addition to 35,000 gallons of lubricants.

     The Ciniza refinery began a major, every four year, maintenance turnaround in mid-April 1998 that was completed in early June 1998, approximately twenty days beyond the anticipated completion date. The delay in returning to normal operations was due to a number of factors, including but not limited to, unexpected mechanical repairs encountered, problems of the prime contractor and a number of start up problems. The refinery is currently running at full capacity. During this turnaround, the major operating units at the refinery were inspected and necessary repairs and maintenance performed. The work plan was based on extending the frequency of major turnarounds from four to five years. In addition to the maintenance procedures, certain other procedures were performed that are expected to increase reformer capacity from 6,700 bbls per day to 7,300 bbls per day. The expansion of the reformer increases the Company's ability to produce high-value products, provides flexibility in gasoline conversion and increases the refinery's capability to process condensate.

     In the last week of June 1998, the Company completed the acquisition of seventeen service station/ convenience stores from Kaibab Industries, Inc. In addition, one other unit was leased under an operating lease arrangement for a period of two years. An additional fifteen units were acquired in July 1998. In addition, other related equipment, fuel truck/transports, fuel inventories and undeveloped real estate was acquired. The retail units, located throughout Arizona, include fifteen in the greater Phoenix area and eleven in the Tucson market, with the balance located primarily in southern and eastern Arizona. These units have had sales of approximately 70.0 million gallons of refined petroleum products per year.

CAPITAL STRUCTURE
-----------------
     At June 30, 1998 and December 31, 1997, the Company's long-term debt was 66.9% and 67.4% of total capital, respectively. The Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 66.8% and 59.1% at June 30, 1998 and December 31, 1997, respectively.

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

     Repayment of the Notes is jointly and severally guaranteed on an unconditional basis by the Company's direct and indirect wholly-owned subsidiaries, subject to a limitation designed to ensure that such guarantees do not constitute a fraudulent conveyance. Except as otherwise allowed in the Indentures pursuant to which the Notes were issued, there are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to the Company in certain circumstances.

     No separate financial statements of the subsidiaries are included herein because the subsidiaries are jointly and severally liable for the repayment of the Notes; the aggregate assets, liabilities, earnings, and equity of the subsidiaries are substantially equivalent to the assets, liabilities, earnings, and equity of the Company on a consolidated basis; and the separate financial statements and other disclosures concerning the subsidiaries are not deemed material to investors.

     The Company has a Credit Agreement, (as amended, the "Agreement") with a group of banks with a maturity date of May 23, 2000. The Agreement contains a $70.0 million unsecured capital expenditure facility. On May 23, 1999, the borrowing commitment under the capital expenditure facility is required to be reduced by $20.0 million. At June 30, 1998, there were no outstanding balances under this facility. In addition, the Agreement contains a three-year unsecured working capital facility to provide working capital and letters of credit in the ordinary course of business. The availability under this working capital facility is the lesser of (i) $40.0 million, or (ii) the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories as defined in the Agreement. At June 30, 1998, the lesser amount was $40.0 million. There were $5.0 million of direct borrowings outstanding under this working capital facility at June 30, 1998, and there were approximately $16.8 million of irrevocable letters of credit outstanding, primarily to secure purchases of raw materials. At July 31, 1998, there were $18.0 million of direct borrowings and $16.8 million of irrevocable letters of credit outstanding. Pursuant to the terms of a waiver of compliance regarding certain covenants in the Agreement, which is in effect from June 24, 1998 through and ending on the earlier of (a) the effective date of the merger of the Company with Holly Corporation or (b) September 1, 1998, the amount of credit extensions may not exceed $60.0 million (exclusive of letters of credit of approximately $16.8 million) during this period as long as the Company is not in compliance with the covenants.

     The interest rate on these unsecured facilities is tied to various short-term indices. At June 30, 1998, this rate was approximately 6.5% per annum. The Company is required to pay a quarterly commitment fee based on the unused amount of each facility.

     The Agreement contains certain covenants and restrictions which require the Company to, among other things, maintain a minimum consolidated net worth; minimum fixed charge coverage ratio and minimum funded debt to total capitalization percentage. It also places limits on investments, prepayment of senior subordinated debt, guarantees, liens and restricted payments. The Agreement is guaranteed by substantially all of the Company's direct and indirect wholly-owned subsidiaries.

     In connection with the acquisition of the Thriftway Assets in May 1997, the Company recorded approximately $22.9 million of capital lease obligations with an interest rate of 11.3%. In the first six months of 1998, the Company purchased fifty-two of the sixty-four service station/convenience stores subject to these capital lease obligations for approximately $13.7 million, thereby reducing long-term debt. As a result, interest expense will be reduced by approximately $1.5 million per year or $128,000 per month.

     On June 10, 1998, the Company's Board of Directors declared a cash dividend on common stock of $0.05 per share payable to stockholders of record on June 26, 1998. This dividend was paid on July 10, 1998. Future dividends, if any, are subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors.

OTHER
-----
     Federal, state and local laws and regulations relating to health and the environment affect nearly all of the operations of the Company. As is the case with other companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits involving environmental matters. These matters include soil and water contamination, air pollution and personal injuries or property damage allegedly caused by substances manufactured, handled, used, released or disposed of by the Company. Future expenditures related to health and environmental matters cannot be reasonably quantified in many circumstances for various reasons, including the speculative nature of remediation and cleanup cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, various defenses which may be available to the Company and changing environmental laws and interpretations of environmental laws.

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

     On April 15, 1998, the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with Holly Corporation ("Holly"). Pursuant to the Merger Agreement, among other things:

      (i)   Holly will be merged with and into Giant; and

      (ii) Based upon the number of shares of Giant Common Stock and Holly Common Stock and the number of Holly stock options and Holly phantom stock rights outstanding as of April 30, 1998, each outstanding share of Holly Common Stock will be converted into the right to receive approximately 1.33 shares of Giant Common Stock plus $2.886 in cash.

      Holly, listed on the American Stock Exchange, is an independent refiner of petroleum and petroleum derivatives and produces high-value light products such as gasoline, diesel fuel and jet fuel that are sold primarily in the southwestern United States, northern Mexico and Montana. Principal gasoline customers include other refiners, convenience store chains, independent marketers, an affiliate of the Mexican energy company PEMEX and retailers. Its diesel fuel is sold to end users, wholesalers, and independent dealers. Jet fuel is sold primarily to the military. Subsidiaries of Holly operate refineries in New Mexico and Montana and own, lease, and operate 950 miles of refined product pipelines, 625 miles of crude oil gathering pipelines, seven product terminals, and an asphalt marketing business.

     The merger has received the approval of both companies' Boards of Directors and stockholders. Completion of the transaction is subject to, among other things, receiving necessary government approvals. The Company has received a second request for information from the Federal Trade Commission ("FTC") and has been working with the FTC and the State of New Mexico during their review.

     The Company believes that local crude oil production annually approximates local crude oil demand in the Four Corners area where the Company's two refineries are located. In the past, the Company was able to supplement local crude oil supplies and process up to 1,500 bbls per day of Alaska North Slope crude oil ("ANS") through its gathering systems interconnection with the ARCO and Texas-New Mexico common carrier pipeline systems. The Company understands that the ARCO Pipeline mainline, which was used to transport ANS to the Four Corners area, is being sold and that plans are to convert the mainline to a natural gas pipeline. The Company has not purchased any ANS in 1998 and does not expect the loss of this supply source to have a material impact on the Company. Based on projections of local crude oil availability from the field, the Company believes an adequate supply of crude oil and other feedstocks will be available from local producers, crude oil sourced through various common carrier pipelines and other sources to sustain refinery operations for the foreseeable future at substantially the levels currently being experienced. However, there is no assurance that this situation will continue. Any significant long-term interruption in crude oil supply or the crude oil transportation systems would have an adverse effect on the Company's operations.

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

     In 1997, the Company outlined a three phase program for Year 2000 ("Y2K") compliance. The Y2K issue is the result of certain computer systems using a two-digit format rather than four to define the applicable year. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to system failure or miscalculations causing disruptions of operations. The Company has identified three major areas determined to be critical for successful compliance (1) financial and information system applications, (2) manufacturing and process applications and (3) business relationships.

     The Company has hired an outside consultant to act as its Y2K project manager. This consultant will direct the Company's efforts in identifying and resolving Y2K issues.

     In the financial and information system area, a number of applications have been identified as being Y2K compliant due to their recent implementation. The Company's core financial and reporting systems are not Y2K compliant but were already scheduled for replacement by mid-1999. Some subsidiary financial systems will either be added to this replacement project or will require internal systems revisions to be Y2K compliant. The Company believes it will cost approximately $2.5 million to replace the core financial and reporting systems and has identified the potential for 4,000 man hours of work to bring the remaining financial and information system applications into compliance at an estimated cost of approximately $0.8 million. This work will be accomplished with internal manpower as well as outside consultants on an as needed basis. Approximately two-thirds of the cost is expected to be incurred in 1998 and the remainder in 1999. The Company is also evaluating the possibility of replacing some of the remaining non-compliant systems in an effort to reduce the projected man-hours involved to bring the systems into compliance. The Company believes that all critical issues have been identified in this area and that resources are available to bring these systems into compliance.

     In the manufacturing and process area, a complete inventory of the software and hardware at all locations (including embedded chip applications) is expected to be completed by the end of August 1998. A plan of action will then be developed for each item identified, to include, compliance issues, a timetable for completion and a cost estimate.

     In the business relationship area, the Company continues to correspond with its business partners in order to identify and resolve Y2K issues that could have an impact on each others operations. The Company has sent compliance letters to its business partners and continues to follow-up with those who have not responded. The Company has not identified any significant problems relating to the responses it has received to these compliance letters.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive and governmental factors affecting the Company's operations, markets, products, services and prices; the completion of the merger with Holly Corporation; the adequacy of raw material supplies; the potential effects of various pipeline projects as they relate to the Company's market area and future profitability; the ability of the Company to become Y2K compliant and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  A special meeting of stockholders was held on June 26, 1998.

(b) Proxies for the meeting were solicited under Regulation 14A. The meeting did not involve election of directors.

(c) The matters voted upon and the results of the voting were as follows:

     (1) The Agreement and Plan of Merger (the "Merger Agreement"), dated April 14, 1998 between Giant Industries, Inc.
          ("Giant") and Holly Corporation was approved. The vote was as follows:

          SHARES VOTED      SHARES VOTED     SHARES VOTED
             "FOR"           "AGAINST"       "ABSTAINING"
          ------------      ------------     ------------
           9,207,702            10,899          14,739

     (2) The proposal to amend and restate Giant's certificate of incorporation in its entirety was approved. The vote was as follows:

          SHARES VOTED      SHARES VOTED     SHARES VOTED
             "FOR"           "AGAINST"       "ABSTAINING"
          ------------      ------------     ------------
           8,872,306           344,880          16,154

     (3) The proposal to amend and restate Giant's bylaws in their entirety was approved. The vote was as follows:

          SHARES VOTED      SHARES VOTED     SHARES VOTED
             "FOR"           "AGAINST"       "ABSTAINING"
          ------------      ------------     ------------
           8,866,519           349,171          17,650

     (4)  The proposal to issue authorized but unissued Common
          Stock of the Corporation in accordance with the terms of the Merger Agreement was approved. The vote was as follows:

          SHARES VOTED      SHARES VOTED     SHARES VOTED
             "FOR"           "AGAINST"       "ABSTAINING"
          ------------      ------------     ------------
           9,096,190           74,922          62,228

     (5) Giant Industries, Inc. 1998 Stock Incentive Plan was approved. The vote was as follows:

          SHARES VOTED      SHARES VOTED     SHARES VOTED
             "FOR"           "AGAINST"       "ABSTAINING"
          ------------      ------------     ------------
           7,103,957         2,106,852          22,530

ITEM 5.  OTHER INFORMATION

     In the event that a stockholder desires to present a proposal at the Company s 1999 Annual Meeting without seeking to have the proposal included in the Company s Proxy Statement, Company proxies will not be allowed to use their discretionary voting authority in connection with the proposal if the stockholder provides a written statement to the Company that the stockholder intends to deliver a proxy statement and form of proxy to holders of at least the percentage of the Company s voting shares required under applicable law to carry the proposal.
The statement must be provided to the Company by the earlier of: (i) February 13, 1999, unless the date of the Company s annual meeting is changed more than thirty days from the prior year, in which case the statement must be received by the Company within a reasonable time before the Company mails its proxy materials for the current year; and
(ii) the time period specified in the Company s Bylaws for the receipt of stockholder notices. The Company s Bylaws provide that notice of a stockholder proposal must be delivered to or mailed and received at the principal executive offices of the Company not less than ninety days nor more than one hundred twenty days prior to the Annual Meeting, provided, however, that in the event that less than one hundred days notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the tenth day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever first occurs. The stockholder must include the statement in the stockholder s filed proxy materials. Immediately after the stockholder solicits the percentage of stockholders required to carry the proposal, the stockholder must also provide the Company with a statement from a solicitor or other person with knowledge confirming that the necessary steps have been taken to deliver a proxy statement and form of proxy to holders of at least the percentage of the Company s voting shares required under applicable law to carry the proposal. All statements should be sent to Secretary of the Company at Giant Industries, Inc., 23733 North Scottsdale Road, Scottsdale, Arizona 85255. Reference is made to Securities and Exchange Commission Rule 14a-4, 17 C.F.R. Section 240.14a-4.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit:

     27   - Financial Data Schedule.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended June 30, 1998.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.

                           GIANT INDUSTRIES, INC.


                          /s/ A. WAYNE DAVENPORT
                          --------------------------------------------
                          A. Wayne Davenport
                          Vice President and Chief Financial Officer
                          (Principal Financial and Accounting Officer)

Date: August 5, 1998