Form 10-Q
period 1998-09-30
GIANT INDUSTRIES INC
filed 1998-11-16
CIK 856465

                          FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

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

                   Yes [X]    No [ ]

Number of Common Shares outstanding at October 31, 1998: 10,838,767 shares.

             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets
          September 30, 1998 (Unaudited) and December 31, 1997

          Condensed Consolidated Statements of Earnings (Loss)
          Three and Nine Months Ended September 30, 1998 and 1997
          (Unaudited)

          Condensed Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1998 and 1997 (Unaudited)

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

Item 6  - Exhibits and Reports on Form 8-K

SIGNATURE

                                 PART I
                         FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (In thousands)

                                                            September 30, 1998   December 31, 1997
                                                            ------------------   -----------------
                                                              (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                     $  14,562          $  82,592
  Receivables, net                                                 59,545             57,070
  Inventories                                                      51,962             57,598
  Prepaid expenses and other                                        6,960              7,016
  Deferred income taxes                                             2,800              2,800
                                                                ---------          ---------
     Total current assets                                         135,829            207,076
                                                                ---------          ---------
Property, plant and equipment                                     478,871            402,600
  Less accumulated depreciation and amortization                 (137,149)          (120,773)
                                                                ---------          ---------
                                                                  341,722            281,827
                                                                ---------          ---------
Goodwill, net                                                      22,836             18,363
Other assets                                                       25,478             28,105
                                                                ---------          ---------
                                                                $ 525,865          $ 535,371
                                                                =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                             $   1,278          $     562
  Accounts payable                                                 44,868             55,546
  Accrued expenses                                                 55,898             39,243
                                                                ---------          ---------
     Total current liabilities                                    102,044             95,351
                                                                ---------          ---------
Long-term debt, net of current portion                            263,532            275,557
Deferred income taxes                                              25,687             25,887
Other liabilities                                                   4,465              5,109
Commitments and contingencies (Notes 5 and 6)
Common stockholders' equity                                       130,137            133,467
                                                                ---------          ---------
                                                                $ 525,865          $ 535,371
                                                                =========          =========

See accompanying notes to condensed consolidated financial statements.

                                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                                 (Unaudited)
                                     (In thousands except per share data)

                                                        Three Months Ended          Nine Months Ended
                                                           September 30,              September 30,
                                                    -------------------------   -------------------------
                                                       1998          1997          1998          1997
                                                    -----------   -----------   -----------   -----------
Net revenues                                        $   167,461   $   197,358   $   470,191   $   467,619
Cost of products sold                                   119,139       146,333       337,639       344,978
                                                    -----------   -----------   -----------   -----------
Gross margin                                             48,322        51,025       132,552       122,641

Operating expenses                                       26,424        25,037        75,578        59,166
Depreciation and amortization                             7,664         6,834        21,227        17,405
Selling, general and administrative expenses              6,432         3,474        18,484        13,282
Write-off of merger costs                                 1,053                       1,053
                                                    -----------   -----------   -----------   -----------
Operating income                                          6,749        15,680        16,210        32,788
Interest expense, net                                     6,046         4,803        17,454        10,576
                                                    -----------   -----------   -----------   -----------
Earnings (loss) before income taxes                         703        10,877        (1,244)       22,212
Provision (benefit) for income taxes                        282         4,281          (742)        8,817
                                                    -----------   -----------   -----------   -----------

Net earnings (loss)                                 $       421   $     6,596   $      (502)  $    13,395
                                                    ===========   ===========   ===========   ===========
Net earnings (loss) per common share:
  Basic                                             $      0.04   $      0.60   $     (0.05)  $      1.21
                                                    ===========   ===========   ===========   ===========
  Assuming dilution                                 $      0.04   $      0.59   $     (0.05)  $      1.20
                                                    ===========   ===========   ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                     GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In thousands)
                                                                   Nine Months Ended
                                                                     September 30,
                                                                 --------------------
                                                                   1998        1997
                                                                 --------    --------
Cash flows from operating activities:
  Net earnings (loss)                                            $   (502)   $ 13,395
  Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                21,227      17,405
      Deferred income taxes                                          (200)      5,502
      Other                                                           121         928
      Changes in operating assets and liabilities,
        net of the effects of acquisitions:
        Increase in receivables                                    (2,349)     (6,895)
        Decrease (increase)in inventories                           7,354      (4,875)
        (Increase) decrease in prepaid expenses and other              (5)         19
        Decrease in accounts payable                              (10,679)     (1,759)
        Increase in accrued expenses                               24,460       4,528
                                                                 --------    --------
Net cash provided by operating activities                          39,427      28,248
                                                                 --------    --------
Cash flows from investing activities:
  Acquisitions, net of cash received                              (38,205)    (46,858)
  Purchases of property, plant and equipment and other assets     (49,825)    (28,821)
  Refinery acquisition contingent payment                          (7,244)     (6,910)
  Proceeds from sale of property, plant and equipment               2,571         330
                                                                 --------    --------
Net cash used by investing activities                             (92,703)    (82,259)
                                                                 --------    --------
Cash flows from financing activities:
  Proceeds from long-term debt                                     18,000     281,600
  Payments of long-term debt                                      (29,309)   (149,563)
  Payment of dividends                                             (2,199)     (1,668)
  Purchase of treasury stock                                       (1,179)     (1,084)
  Deferred financing costs                                            (67)     (3,293)
  Proceeds from exercise of stock options                                          75
                                                                 --------    --------
Net cash (used) provided by financing activities                  (14,754)    126,067
                                                                 --------    --------
Net (decrease) increase in cash and cash equivalents              (68,030)     72,056
Cash and cash equivalents:
  Beginning of period                                              82,592      12,628
                                                                 --------    --------
  End of period                                                  $ 14,562    $ 84,684
                                                                 ========    ========

Noncash Investing and Financing Activities. In the second quarter of 1997, the Company exchanged an office building and a truck maintenance shop with net book values totaling approximately $1,300,000 and recorded $22,904,000 for capital leases as part of the acquisition of ninety-six service station/convenience stores from Thriftway Marketing Corp. and affiliates (the "Thriftway Assets").

See accompanying notes to condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

NOTE 2 - EARNINGS PER SHARE:

     As discussed in Note 1, the following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net earnings (loss) as required by SFAS No. 128:

                                                 Three Months Ended September 30,
                             -------------------------------------------------------------------
                                           1998                               1997
                             --------------------------------   --------------------------------
                                                        Per                                Per
                               Income        Shares    Share      Income        Shares    Share
                             (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount
                             ----------- ------------- ------   ----------- ------------- ------
Earnings per common
  share - basic

  Net earnings               $ 421,000    10,972,428   $ 0.04   $6,596,000   11,025,763   $0.60

  Effect of dilutive
    stock options                            111,733                            140,531
                             ---------    ----------   ------   ----------   ----------   -----
Earnings per common share
  - assuming dilution

  Net earnings               $ 421,000    11,084,161   $ 0.04   $6,596,000   11,166,294   $0.59
                             =========    ==========   ======   ==========   ==========   =====


                                                 Nine Months Ended September 30,
                             --------------------------------------------------------------------
                                           1998                               1997
                             --------------------------------   ---------------------------------
                                                        Per                                 Per
                                Loss         Shares    Share      Income         Shares    Share
                             (Numerator) (Denominator) Amount   (Numerator)  (Denominator) Amount
                             ----------- ------------- ------   -----------  ------------- ------
Earnings (loss) per common
  share - basic

  Net earnings (loss)        $(502,000)   10,986,244   $(0.05)  $13,395,000   11,064,597   $1.21

  Effect of dilutive
    stock options                                  *                             118,202
                             ---------    ----------   ------   -----------   ----------   -----
Earnings (loss) per common
  share - assuming dilution

  Net earnings (loss)        $(502,000)   10,986,244   $(0.05)  $13,395,000   11,182,799   $1.20
                             =========    ==========   ======   ===========   ==========   =====

*The additional shares would be antidilutive due to the net loss.

     There were no transactions subsequent to September 30, 1998, that if the transactions had occurred before September 30, 1998, would materially change the number of common shares or potential common shares outstanding as of September 30, 1998.

NOTE 3 - NOTE RECEIVABLE

     In the third quarter of 1998, the Company loaned $4.0 million to its Chairman and Chief Executive Officer. This loan is evidenced by an unsecured promissory note bearing an interest rate of prime plus 2%. Principal and interest is due and payable in February 1999. This loan is included in receivables in the Company's Condensed Consolidated Balance Sheet at September 30, 1998.

NOTE 4 - INVENTORIES:

                                      September 30, 1998     December 31, 1997
                                      ------------------     -----------------
                                                    (In thousands)
Inventories consist of the following:

First-in, first-out ("FIFO") method:
  Crude oil                               $ 8,270                  $12,736
  Refined products                         17,501                   25,562
  Refinery and shop supplies               10,896                    7,530
  Merchandise                               4,791                    4,640
Retail method:
  Merchandise                               6,826                    5,840
                                          -------                  -------
                                           48,284                   56,308
Allowance for last-in, first-out
  ("LIFO") method                          10,751                    4,220
Allowance for lower of cost or market      (7,073)                  (2,930)
                                          -------                  -------
                                          $51,962                  $57,598
                                          =======                  =======

     The portion of inventories valued on a LIFO basis totaled $31,544,000 and $37,714,000 at September 30, 1998 and December
31, 1997, respectively. The following data will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at September 30, 1998 and 1997, net earnings and diluted earnings per share for the three months ended September 30, 1998 and 1997 would have been higher (lower) by $351,000 and $(198,000), and $0.03 and $(0.02), respectively. For the nine months ended September 30, 1998 and 1997, net earnings and diluted earnings per share would have been lower by $(1,483,000) and $(3,562,000), and $(0.14) and $(0.32), respectively.

NOTE 5 - LONG-TERM DEBT:

     In August 1997, the Company issued $150,000,000 of 9% senior subordinated notes due 2007 (the "9% Notes")and in November 1993, the Company issued $100,000,000 of 9 3/4% senior subordinated notes due 2003 (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"). The Indentures supporting the Notes contain covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, incur or guarantee debt, pay dividends, sell certain assets or subsidiary stock, engage in certain mergers, engage in certain transactions with affiliates or alter the Company's current line of business. In addition, subject to certain conditions, the Company is obligated to offer to purchase a portion of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control the Company will be required to offer to purchase all of the Notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase.

     At September 30, 1998, the terms of the Indenture supporting the 9 3/4% Notes restricted the amount of money the Company could borrow. This amount is the greater of $40.0 million or the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories as defined in the Indenture. At September 30, 1998, this amount was approximately $50.0 million . In addition, the Company is not able to make any restricted payments as defined in the Indenture as long as the terms of the Indenture are not met. This includes the payment of dividends and the repurchase of shares of the Company's common stock.

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

     Separate financial statements of the Company's subsidiaries are not included herein because the aggregate assets, liabilities, earnings and equity of the subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis;
the subsidiaries are jointly and severally liable for repayment of the Notes; and the separate financial statements and other disclosures concerning the subsidiaries are not deemed material to investors.

     The Company has a Credit Agreement (as amended, the "Agreement") with a group of banks with a maturity date of May 23, 2000. The Agreement contains a $70.0 million unsecured capital expenditure facility. On May 23, 1999, the borrowing commitment under the capital expenditure facility is required to be reduced by $20.0 million. At September 30, 1998, there were no outstanding balances under this facility. In addition, the Agreement contains a three-year unsecured working capital facility to provide working capital and letters of credit in the ordinary course of business. The availability under this working capital facility is the lesser of (i) $40.0 million, or (ii) the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories as defined in the Agreement. At September 30, 1998, the lesser amount was $40.0 million. There were $4.0 million of direct borrowings outstanding under this working capital facility at September 30, 1998, and there were approximately $12.8 million of irrevocable letters of credit outstanding, primarily to secure purchases of raw materials. At October 31, 1998, there were $14.0 million of direct borrowings and $12.8 million of irrevocable letters of credit outstanding.

     The interest rate applicable to the Agreement's unsecured facilities is tied to various short-term indices. At September 30, 1998, this rate was approximately 6.0% per annum. The Company is required to pay a quarterly commitment fee based on the unused amount of each facility.

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

     At September 30, 1998, the Company was not in compliance with certain covenants in the Agreement. Waivers have been obtained and will be required on a monthly basis as long as the Company is not in compliance. In accordance with the terms of the current waiver, no credit extensions can be made under the Agreement's capital expenditure facility and credit extensions under the working capital facility may not exceed $24.0 million, exclusive of letters of credit of approximately $12.8 million, as long as the Company is not in compliance with the covenants. The Company is currently in the process of obtaining a new secured credit agreement with the same group of banks to replace the Agreement. The new agreement, which will include revised covenants, is expected to be in place by the end of November 1998. The Company anticipates that the new agreement will increase its working capital availability and provide certain funds for acquisition purposes.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

     The Company and certain subsidiaries have been named as defendants to various legal actions. Certain of these pending legal actions involve or may involve claims for compensatory, punitive or other damages. Litigation is subject to many uncertainties, and it is possible that some of these legal actions, proceedings or claims could be decided adversely. Although the amount of liability at September 30, 1998 with respect to these matters is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial condition or results of operations.

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

     The Company has established an environmental liability accrual of approximately $2,800,000. Approximately $800,000 relates to ongoing environmental projects, including the remediation of a hydrocarbon plume at the Company's Farmington refinery and hydrocarbon contamination on and adjacent to 5.5 acres the Company owns in Bloomfield, New Mexico. The remaining amount of approximately $2,000,000 relates to an original estimate of approximately $2,300,000, recorded in the second quarter of 1996, of certain environmental obligations assumed in the acquisition of the Bloomfield refinery. The environmental accrual is recorded in the current and long-term sections of the Company's Condensed Consolidated Balance Sheets.

     The Company has received several tax notifications and assessments from the Navajo Tribe relating to crude oil and natural gas removed from properties located outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1,800,000 severance tax assessment issued in November 1991. The Company has invoked its appeal rights with the Tribe's Tax Commission in connection with this assessment and intends to oppose the assessment. It is the Company's position that it is in substantial compliance with laws applicable to the disputed area and, therefore, the Company has accrued a liability in regards thereto for substantially less than the amount of the original assessment. It is possible that the Company's assessments will have to be litigated by the Company before final resolution. In addition, the Company may receive further tax assessments.

NOTE 7 - ACQUISITIONS AND MERGER:

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

     In June 1998, the Company completed the acquisition of seventeen service station/convenience stores from Kaibab Industries, Inc. In addition, one other unit was leased under an operating lease arrangement for a period of two years. An additional fifteen units were acquired in July 1998. Related equipment, fuel truck/transports, fuel inventories and undeveloped real estate were also acquired. The retail units, located throughout Arizona, include fifteen in the greater Phoenix area and eleven in the Tucson market, with the balance located primarily in southern and eastern Arizona. These units had sales of approximately 70.0 million gallons of refined petroleum products for the fiscal year ended September 30, 1997. Goodwill of approximately $4.3 million was recorded in connection with the acquisition of these service station/convenience stores and will be amortized over twenty years.

     On April 14, 1998, the Board of Directors of the Company approved an Agreement and Plan of Merger (the "Merger Agreement") whereby Holly Corporation ("Holly") would be merged with and into Giant (the "Merger"). The Merger was subject to various conditions stated in the Merger Agreement. On September 1, 1998, Giant and Holly mutually agreed to terminate the proposed Merger after considering various factors, including the inability of the companies to reach a satisfactory resolution of concerns expressed by the Federal Trade Commission relative to the possible impact of the Merger on portions of the market served by the companies and uncertainty caused by a lawsuit filed against Holly by Longhorn Partners Pipeline, L.P. In the quarter ended September 30, 1998, the Company wrote off approximately $1,053,000 of costs incurred in connection with the proposed Merger. These costs were primarily for fees paid to investment bankers, attorneys, accountants and regulatory agencies, and printing and distribution costs related to documents delivered to shareholders. The Company anticipates that additional costs may be billed or incurred in connection with the terminated Merger, but does not expect that they will be significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

EARNINGS (LOSS) BEFORE INCOME TAXES
-----------------------------------
     For the three months ended September 30, 1998, earnings before income taxes were $0.7 million, a decrease of approximately $10.2 million from earnings before income taxes of $10.9 million for the three months ended September 30, 1997. The decrease is primarily due to (i) a 25% decline in refinery margins; (ii) reductions in 1997 third quarter expenses to bring certain estimated liabilities in line with expected levels; (iii) increased operating and administrative expenses primarily related to the acquisition of various service station/convenience stores and related assets from DeGuelle Oil Company and DeGuelle Enterprises (the "DeGuelle Assets") in February 1998 and from Kaibab Industries, Inc. (the "Kaibab Assets") in June and July 1998 (collectively, the "1998 Acquisitions"); (iv) increased interest costs primarily related to the issuance of $150.0 million of senior subordinated notes in August 1997; and (v) a write-off of costs incurred in connection with the terminated merger with Holly Corporation. These items were offset in part by earnings from the 1998 Acquisitions.

     For the nine months ended September 30, 1998, the Company incurred a loss before income taxes of $1.2 million, a decrease of approximately $23.4 million from earnings before income taxes of $22.2 million for the nine months ended September 30, 1997. The decrease in earnings for the nine month period is primarily due to (i) a 21% decline in refinery margins, partially related to non-cash charges for reductions in the carrying value of inventories of approximately $4.2 million; (ii) increased interest costs related to (a) the issuance of $150.0 million of senior subordinated notes in August 1997 to finance the acquisition of various service station/convenience stores and related assets from Thriftway Marketing Corp. and affiliates (the "Thriftway Assets"), the DeGuelle Assets, the Kaibab Assets and Phoenix Fuel Co., Inc. ("Phoenix Fuel") (collectively, the "Acquisitions"), and (b) capital lease obligations recorded in connection with the Thriftway Assets; (iii) increased operating and administrative expenses primarily related to the Acquisitions and planning for future growth; (iv) a decrease in refinery sourced sales volumes of approximately 4%, due in part to a major maintenance turnaround at the Ciniza refinery in the second quarter of 1998; (v) reductions in 1997 third quarter expenses to bring certain estimated liabilities in line with expected levels; and (vi) a write-off of costs incurred in connection with the terminated merger with Holly Corporation. These items were offset in part by earnings from the Acquisitions.

REVENUES
--------
     Revenues for the three months ended September 30, 1998, decreased approximately $29.9 million or 15% to $167.5 million from $197.4 million in the comparable 1997 period. The decrease is primarily due to a 27% decline in refinery weighted average selling prices and a 24% decrease in the selling price of fuel for Phoenix Fuel. These decreases were offset in part by an 8% increase in third party fuel volumes sold by Phoenix Fuel and merchandise sales related to the 1998 Acquisitions.

     For the quarter, volumes of refined products sold through the Company's retail units increased approximately 38% from 1997 levels primarily due to the 1998 Acquisitions, along with a 2% increase in the volumes of finished product sold from the Company's other retail operations, largely due to a 30% increase in the volume of finished product sold from the Company's travel center. The increased travel center volumes are due in large part to improved marketing programs put in place during 1997. Volumes of finished product sold from the Company's service station/convenience stores, other than the 1998 Acquisitions, declined approximately 2% due to the closure or sale of twenty-one Thriftway units. The remaining units recorded nominal increases.

     Revenues for the nine months ended September 30, 1998, increased approximately $2.6 million or 1% to $470.2 million from $467.6 million in the comparable 1997 period. The increase is primarily due to the Acquisitions, offset in part by a 26% decline in refinery weighted average selling prices and a 4% decrease in refinery sourced finished product sales volumes.

     For the nine month period, volumes of refined products sold through the Company's retail units increased approximately 46% from 1997 levels primarily due to the Thriftway, Kaibab and DeGuelle Assets, along with an 9% increase in the volumes of finished product sold from the Company's other retail operations, largely due to a 34% increase in the volume of finished product sold from the Company's travel center. The increased travel center volumes are due in large part to improved marketing programs put in place during 1997.

COST OF PRODUCTS SOLD
---------------------
     For the three months ended September 30, 1998, cost of products sold decreased $27.2 million or 19% to $119.1 million from $146.3 million in the corresponding 1997 period. The decrease is primarily due to a 30% decline in average crude oil costs and a 22% decrease in the cost of fuel sold by Phoenix Fuel. These decreases were offset in part by an increase in third party fuel volumes sold by Phoenix Fuel and merchandise sales related to the 1998 Acquisitions.

     For the nine months ended September 30, 1998, cost of products sold decreased $7.4 million or 2% to $337.6 million from $345.0 million in the corresponding 1997 period. The decrease is primarily due to a 30% decline in average crude oil costs and a 4% decrease in refinery sourced finished product sales volumes. These decreases in costs were offset in part by increases in costs related to the Acquisitions. In addition, 1998 cost of products sold increased as a result of a reduction in the carrying value of inventories related to a decline in crude oil and refined product prices.

OPERATING EXPENSES
------------------
     For the three months ended September 30, 1998, operating expenses increased approximately $1.4 million or 6% to $26.4 million from $25.0 million for the three months ended September 30, 1997. The increase is primarily due to the 1998 Acquisitions and payroll and related costs associated with expanded retail operations. The increase was offset in part by a decrease in repair and maintenance expenses at the Ciniza refinery because of higher costs in the 1997 third quarter related to projects in progress during that period.

     For the nine months ended September 30, 1998, operating expenses increased approximately $16.4 million or 28% to $75.6 million from $59.2 million for the nine months ended September 30, 1997. Approximately 96% of the increase is due to the Acquisitions. For the Company's other operations, 1998 costs increased primarily due to payroll and related costs because of general wage increases and expanded retail operations.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the three months ended September 30, 1998, depreciation and amortization increased approximately $0.8 million or 12% to $7.6 million from $6.8 million in the same 1997 period. Approximately 50% of the increase is due to the 1998 Acquisitions. The remaining increases are primarily related to construction, remodeling and upgrades in retail, refining and transportation operations; and the amortization of 1997 Bloomfield refinery turnaround costs.

     For the nine months ended September 30, 1998, depreciation and amortization increased approximately $3.8 million or 22% to $21.2 million from $17.4 million in the same 1997 period. Approximately 65% of the increase is due to the Acquisitions. The remaining increases are primarily related to construction, remodeling and upgrades in retail, refining and transportation operations; and the amortization of 1997 Bloomfield refinery turnaround costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     For the three months ended September 30, 1998, selling, general and administrative expenses ("SG&A") increased approximately $2.9 million or 85% to $6.4 million from $3.5 million in the corresponding 1997 period. The increases are primarily the result of higher 1998 third quarter expenses for payroll and related costs, outside services and other costs, in large part due to the Acquisitions and planning for future growth. In addition, 1997 SG&A was reduced by adjustments to certain accruals for estimated liabilities for self insured workmen's compensation and property and casualty claims to bring them in line with expected levels.

     For the nine months ended September 30, 1998, SG&A increased approximately $5.2 million or 39% to $18.5 million from $13.3 million in the corresponding 1997 period. Approximately 15% of the increase is due to SG&A associated with the operations of Phoenix Fuel. The remaining increases are primarily the result of higher 1998 payroll and related costs, outside services and other costs, in large part due to the Acquisitions and planning for future growth, along with increased expenses for estimated contributions to employee stock ownership and 401(k) plans. These increases were partially offset by a $1.0 million decrease in management incentive bonus expense in the 1998 period as compared to the 1997 period. In addition, 1997 SG&A was reduced by adjustments to certain accruals for estimated liabilities for self insured workmen's compensation and property and casualty claims to bring them in line with expected levels.

WRITE-OFF OF MERGER COSTS
-------------------------
     On April 14, 1998, the Board of Directors of the Company approved an Agreement and Plan of Merger (the "Merger Agreement") whereby Holly Corporation ("Holly") would be merged with and into Giant (the "Merger"). The Merger was subject to various conditions stated in the Merger Agreement. On September 1, 1998, Giant and Holly mutually agreed to terminate the proposed Merger after considering various factors, including the inability of the companies to reach a satisfactory resolution of concerns expressed by the Federal Trade Commission relative to the possible impact of the Merger on portions of the market served by the companies and uncertainty caused by a lawsuit filed against Holly by Longhorn Partners Pipeline, L.P. In the quarter ended September 30, 1998, the Company wrote off approximately $1.1 million of costs incurred in connection with the proposed Merger. These costs were primarily for fees paid to investment bankers, attorneys, accountants and regulatory agencies, and printing and distribution costs related to documents delivered to shareholders.

INTEREST EXPENSE, NET
---------------------
     For the three months ended September 30, 1998, net interest expense (interest expense less interest income) increased approximately $1.2 million or 26% to $6.0 million from $4.8 million in the comparable 1997 period. The increase is primarily due to additional interest expense related to the issuance of $150.0 million of senior subordinated notes in August 1997 and a decrease in interest and investment income in the 1998 period due to a decrease in excess funds available for investment. The increase was partially offset by a reduction in 1998 interest expense due to lower direct borrowings from, and interest rates related to, the Company's credit facilities and a reduction in capital lease obligations recorded in connection with the purchase of the Thriftway Assets in May 1997. The effects of fluctuations in interest rates applicable to invested funds were nominal.

     For the nine months ended September 30, 1998, net interest expense increased approximately $6.9 million or 65% to $17.5 million from $10.6 million in the comparable 1997 period. The increase is primarily due to additional interest expense related to the issuance of $150.0 million of senior subordinated notes in August 1997. This increase was partially offset by a reduction in 1998 interest expense due to lower direct borrowings from, and interest rates related to, the Company's credit facilities and higher interest and investment income resulting from an increase in excess funds available for investment due to the issuance of the senior subordinated notes. The effects of fluctuations in interest rates applicable to invested funds were nominal.

INCOME TAXES
------------
     The provision for income taxes for the three months ended September 30, 1998 and the three and nine months ended September 30, 1997, along with the income tax benefit for the nine months ended September 30, 1998 were computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, resulting in an effective tax rate of approximately 40% for the 1998 three month period, a 60% benefit rate for the 1998 nine month period and a 39% effective tax rate for the comparable 1997 periods. The difference in the effective tax/benefit rates is primarily due to deferred tax adjustments and certain tax credits available to the Company in 1998.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS
-------------------------
     Operating cash flows increased in the first nine months of 1998 in relation to the comparable 1997 period primarily as the result of changes in working capital items, offset in part by a decline in net earnings. Net cash provided by operating activities totaled $39.4 million for the nine months ended September 30, 1998, compared to $28.2 million provided by operations in the comparable 1997 period.

WORKING CAPITAL
---------------
     Working capital at September 30, 1998 consisted of current assets of $135.8 million and current liabilities of $102.0 million, or a current ratio of 1.33:1. At December 31, 1997, the current ratio was 2.17:1 with current assets of $207.1 million and current liabilities of $95.4 million.

     Current assets have decreased since December 31, 1997, primarily due to a decrease in cash and cash equivalents and inventories, offset in part by an increase in receivables. Inventories have decreased primarily due to a decrease in pipeline and onsite crude oil volumes
(i) resulting in part from reductions in local crude oil production due to lower crude oil prices and (ii) the return to more normal operations at the Ciniza refinery following a major turnaround in the second quarter of 1998. In addition, terminal and refinery onsite finished product volumes have declined, due in part to the Ciniza refinery turnaround. Also contributing to lower inventory values was a decline in crude oil and refined product prices. These decreases were offset in part by an increase in refinery material and shop supply inventories and the volume of retail finished product inventories. The latter resulting from recent service station/convenience store acquisitions. Receivables have increased primarily due to a note receivable from the Company's Chairman and Chief Executive Officer. Current liabilities have increased due to an increase in accrued expenses, offset in part by a decrease in accounts payable. Accrued expenses have increased primarily due to an increase in federal excise taxes payable at September 30, 1998, as a result of a one time request from the federal government that taxpayers delay payment of such taxes until October 1998. These taxes were paid in the first week of October. The increase in accrued expenses was offset in part by payments made for a contingency incurred in connection with the acquisition of the Bloomfield refinery, management incentive and other bonuses and ESOP and 401(k) contributions. Accounts payable have decreased primarily as a result of a decline in the cost of raw materials.

CAPITAL EXPENDITURES AND RESOURCES
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment and other assets, excluding business acquisitions, totaled approximately $49.8 million for the first nine months of 1998. Expenditures included amounts for the Ciniza refinery second quarter turnaround, refinery and transportation equipment and facility upgrades, capacity enhancement projects for the refineries, construction costs for a products terminal, construction costs for two new retail units, acquisition of land for future retail units and continuing retail equipment and system upgrades.

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

     The Ciniza refinery began a major, every four year, maintenance turnaround in mid-April 1998 that was completed in early June 1998, approximately twenty days beyond the anticipated completion date. The delay in returning to normal operations was due to a number of factors, including but not limited to, unexpected mechanical repairs encountered, problems related to a key contractor and a number of startup problems. During this turnaround, the major operating units at the refinery were inspected and necessary repairs and maintenance performed. The work plan was based on extending the frequency of major turnarounds from four to five years. In addition to the repair and maintenance procedures, certain other procedures were performed that are expected to increase reformer capacity from 6,700 bbls per day to 7,300 bbls per day. The expansion of the reformer increases the Company's ability to produce high-value products, provides flexibility in gasoline conversion and increases the refinery's capability to process condensate.

     In June 1998, the Company completed the acquisition of seventeen service station/convenience stores from Kaibab Industries, Inc. In addition, one other unit was leased under an operating lease arrangement for a period of two years. An additional fifteen units were acquired in July 1998. Related equipment, fuel truck/transports, fuel inventories and undeveloped real estate were also acquired. The retail units, located throughout Arizona, include fifteen in the greater Phoenix area and eleven in the Tucson market, with the balance located primarily in southern and eastern Arizona. These units had sales of approximately 70.0 million gallons of refined petroleum products for the fiscal year ended September 30, 1997. Goodwill of approximately $4.3 million was recorded in connection with the acquisition of these service station/convenience stores and will be amortized over twenty years.

CAPITAL STRUCTURE
-----------------
     At September 30, 1998 and December 31, 1997, the Company's long-term debt was 66.9% and 67.4% of total capital, respectively. The Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 65.7% and 59.1% at September 30, 1998 and December 31, 1997, respectively.

     The Company's capital structure includes $150.0 million of 9% senior subordinated notes due 2007 (the "9% Notes") and $100.0 million of 9 3/4% senior subordinated notes due 2003 (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"). The Indentures supporting the Notes contain covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, incur or guarantee debt, pay dividends, sell certain assets or subsidiary stock, engage in certain mergers, engage in certain transactions with affiliates or alter the Company's current line of business. In addition, subject to certain conditions, the Company is obligated to offer to purchase a portion of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control the Company will be required to offer to purchase all of the Notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase.

     At September 30, 1998, the terms of the Indenture supporting the 9 3/4% Notes restricted the amount of money the Company could borrow. This amount is the greater of $40.0 million or the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories as defined in the Indenture. At September 30, 1998, this amount was approximately $50.0 million . In addition, the Company is not able to make any restricted payments as defined in the Indenture as long as the terms of the Indenture are not met. This includes the payment of dividends and the repurchase of shares of the Company's common stock.

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

     Separate financial statements of the Company's subsidiaries are not included herein because the aggregate assets, liabilities, earnings, and equity of the subsidiaries are substantially equivalent to the assets, liabilities, earnings, and equity of the Company on a consolidated basis; the subsidiaries are jointly and severally liable for the repayment of the Notes; and the separate financial statements and other disclosures concerning the subsidiaries are not deemed material to investors.

     The Company has a Credit Agreement (as amended, the "Agreement") with a group of banks with a maturity date of May 23, 2000. The Agreement contains a $70.0 million unsecured capital expenditure facility. On May 23, 1999, the borrowing commitment under the capital expenditure facility is required to be reduced by $20.0 million. At September 30, 1998, there were no outstanding balances under this facility. In addition, the Agreement contains a three-year unsecured working capital facility to provide working capital and letters of credit in the ordinary course of business. The availability under this working capital facility is the lesser of (i) $40.0 million, or (ii) the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories as defined in the Agreement. At September 30, 1998, the lesser amount was $40.0 million. There were $4.0 million of direct borrowings outstanding under this working capital facility at September 30, 1998, and there were approximately $12.8 million of irrevocable letters of credit outstanding, primarily to secure purchases of raw materials. At October 31, 1998, there were $14.0 million of direct borrowings and $12.8 million of irrevocable letters of credit outstanding.

     The interest rate applicable to the Agreement's unsecured facilities is tied to various short-term indices. At September 30, 1998, this rate was approximately 6.0% per annum. The Company is required to pay a quarterly commitment fee based on the unused amount of each facility.

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

    At September 30, 1998, the Company was not in compliance with certain covenants in the Agreement. Waivers have been obtained and will be required on a monthly basis as long as the Company is not in compliance. In accordance with the terms of the current waiver, no credit extensions can be made under the Agreement's capital expenditure facility and credit extensions under the working capital facility may not exceed $24.0 million, exclusive of letters of credit of approximately $12.8 million, as long as the Company is not in compliance with the covenants. The Company is currently in the process of obtaining a new secured credit agreement with the same group of banks to replace the Agreement. The new agreement, which will include revised covenants, is expected to be in place by the end of November 1998. The Company anticipates that the new agreement will increase its working capital availability and provide certain funds for acquisition purposes.

     In connection with the acquisition of the Thriftway Assets in May 1997, the Company recorded approximately $22.9 million of capital lease obligations with an interest rate of 11.3%. In the first nine months of 1998, the Company purchased fifty-two of the sixty-four service station/convenience stores subject to these capital lease obligations for approximately $13.7 million, thereby reducing long-term debt. As a result, interest expense will be reduced by approximately $1.5 million per year or $128,000 per month.

     The Company's Board of Directors has authorized the repurchase of an additional 1.0 million shares of the Company's common stock. This authorization is in addition to the 1.5 million share repurchase program previously approved by the Board. Purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. In the third quarter of 1998, the Company repurchased 93,700 shares at a cost of approximately $1.2 million or $11.56 per share. In October 1998, the Company repurchased an additional 60,800 shares at a cost of approximately $0.7 million or $11.85 per share. Upon determination that the Company was unable to make restricted payments as defined in the Indenture supporting the 9 3/4% Notes, which is applicable to the repurchase of shares of the Company's common stock, the Company suspended further purchases under the program. From the inception of the stock repurchase program, the Company has repurchased approximately 1.4 million shares for approximately $14.5 million or $10.41 per share.

     Repurchased shares are available for a number of corporate purposes. The number of shares actually repurchased will be dependent upon market conditions and existing debt covenants, and there is no guarantee as to the exact number of shares to be repurchased by the Company. The Company may discontinue the program at any time without notice. The Company has currently suspended the acquisition of shares of its common stock under this program due to the restriction noted above.

     On September 10, 1998, the Company's Board of Directors declared a cash dividend on common stock of $0.05 per share payable to stockholders of record on September 24, 1998. This dividend was paid on September 30, 1998. Future dividends, if any, are subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors. As long as the Company is unable to make restricted payments, as noted above, it may be required to suspend future dividends, unless the restrictions are no longer in effect.

     The Company is addressing the matters disclosed in connection with its 9 3/4% Notes and its Credit Agreement. This includes the replacement of the Credit Agreement with a new secured agreement, as discussed above. The Company expects that operating cash flows and the availability of borrowings under this new facility will be sufficient to sustain normal operations for the foreseeable future.

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

     On April 14, 1998, the Board of Directors of the Company approved an Agreement and Plan of Merger (the "Merger Agreement") whereby Holly Corporation ("Holly") would be merged with and into Giant (the "Merger"). The Merger was subject to various conditions stated in the Merger Agreement. On September 1, 1998, Giant and Holly mutually agreed to terminate the proposed Merger after considering various factors, including the inability of the companies to reach a satisfactory resolution of concerns expressed by the Federal Trade Commission relative to the possible impact of the Merger on portions of the market served by the companies and uncertainty caused by a lawsuit filed against Holly by Longhorn Partners Pipeline, L.P.

     The Company believes that there has recently been a decline in local crude oil production because of low crude oil prices, which have resulted in reduced field maintenance work and drilling activity. Based upon history and discussions with local producers, the Company believes that production will increase when crude oil prices recover. In the past, the Company was able to supplement local crude oil supplies and process up to 1,500 bbls per day of Alaska North Slope crude oil ("ANS") through its gathering systems interconnection with the ARCO and Texas-New Mexico common carrier pipeline systems. The Company understands that the ARCO Pipeline mainline, which was used to transport ANS to the Four Corners area, is being sold and that plans are to convert the mainline to a natural gas pipeline. The Company has not purchased any ANS in 1998 and does not expect the loss of this supply source to have a material impact on the Company. Based on projections of local supply availability from the field, which takes into account current low crude oil prices, the Company believes that its refining feedstock needs could exceed the supply of crude oil and other feedstocks that will be available from local sources until crude oil prices recover. The Company believes that any shortfall in local supply can be supplied from other sources and transported to the Four Corners area by various pipelines or other transportation means. However, there is no assurance that current or projected levels of supply will be maintained. Any significant long-term interruption in crude oil supply, due to prices or other factors, or any significant long-term interruption of crude oil transportation systems would have an adverse effect on the Company's operations.

     The Company continues to evaluate other supplemental crude oil supply alternatives for its refineries on both a short-term and long-term basis.

     The Company is aware of a number of actions, proposals or industry discussions regarding product pipeline projects that could impact portions of its marketing areas. One of these projects, the expansion of the ATA Line (formerly called the Emerald Line) into Albuquerque was completed in 1997. Another of these announced projects, which would result in a refined products pipeline from Southeastern New Mexico to the Albuquerque and Four Corners areas, is reportedly scheduled for completion in 1999. In addition, various proposals or actions have been announced to increase the supply of pipeline-supplied products to El Paso, Texas, which is connected by pipeline to the Albuquerque area to the north. The completion of some or all of these projects would result in increased competition by increasing the amount of refined products available in the Albuquerque, Four Corners and other areas, as well as allowing additional competitors improved access to these areas.

     In 1997, the Company outlined a program for Year 2000 ( Y2K ) compliance. The Y2K issue is the result of certain computer systems using a two-digit format rather than four digits to define the applicable year. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to system failure or miscalculations causing disruptions of operations. The Company has identified three major areas determined to be critical for successful Y2K compliance: (1) financial and information system applications, (2) manufacturing and process applications, including embedded chips, and (3) business relationships.

     The Company has hired an outside consultant to act as its Year 2000 project manager. This consultant is directing the Company's efforts in identifying and resolving Y2K issues pursuant to a five-phase program for Year 2000 compliance. The five phases are as follows:

     1) Awareness Phase. This phase included the development of a Project Management Plan ("PMP") to make the Company aware of the Y2K problem, identify potential Y2K issues in all areas of the Company and develop a plan of action to resolve these issues. This phase was completed in July 1998.

     2) Assessment Phase. Completed in October 1998, this phase included generating a complete inventory of all software, hardware, processing equipment and embedded chips throughout the entire organization and identifying those items that were Y2K compliant and those that were not.

     3) Renovation (Remedy) Phase. In this phase, strategies have been and will be developed for each item inventoried during the assessment phase to determine whether remedial action is required and, if so, whether the item should be eliminated, replaced, or updated. This phase will also include the determination of priorities and scheduling, including contingency plans for all critical items. This phase is scheduled for completion in February 1999.

     4) Validation (Testing) Phase. In this phase, a test plan is developed and implemented to validate the remedies selected in the previous phase. Test plans are in various stages of implementation and are scheduled to be completed by March 1999.

     5) Implementation Phase. This phase involves the use of the Y2K compliant inventory, development and implementation of additional plans to avoid Y2K problems and the development and finalizing of contingency plans. The scheduled completion date for this phase is April 1999.

     At the present time, approximately 1,300 items have been inventoried consisting of software, hardware, processing equipment and embedded chips. Of these inventoried items, 66% are Y2K compliant, 9% are not compliant and fall into the renovation phase, and 25% are still being evaluated. All software, hardware, processing equipment and embedded chips are being prioritized based on critical business functions and the most critical will be scheduled for validation testing and implementation first.

     In the financial and information system area, the Company's core financial systems are not Y2K compliant, and the Company has begun a program of remediation and replacement utilizing an outside consultant as well as internal staff. The Company had previously indicated that it would be replacing its core financial systems at a cost of approximately $2.5 million, however, it has reevaluated that strategy and determined that renovating the current system provides the least amount of risk in achieving compliance by April 1999. In addition to its core financial systems, certain subsidiary financial systems and other information systems will require replacement or renovation. The Company had previously identified the potential for approximately 4,000 man-hours of work to bring these financial and information systems into compliance at a cost of approximately $0.8 million. During the assessment phase, it was determined that the remediation of the Company s financial and information systems could be accomplished for significantly less than was originally estimated due to the development of a program methodology that simplified the modification of computer software code.

     The remediation and replacement program for the core financial systems is well under way and is on target to meet or exceed the April 1999 deadline. To date, 20% of the targeted core financial and other related applications have been renovated, 20% are being replaced and 60% are in the process of being renovated. The Company believes that all critical issues have been identified in the financial and information system area, and that resources are available to bring these systems into compliance by the scheduled completion date.

     In the manufacturing and process area, the Company has completed an inventory of the software and hardware at all locations (including embedded chips, such as process controllers, chromatographs and Waugh controllers) and remediation is currently in process. In this area, 80% percent of the processes are compliant, 10% are being renovated and 10% have been scheduled for renovation. The Company believes that all critical issues have been identified in the manufacturing and process area and that resources are available to bring these systems into compliance by the scheduled completion date of April 1999.

     In the business relationship area, the Company continues to correspond with its business partners in order to identify and resolve Y2K issues that may have an impact on operations. The Company has sent compliance questionnaires to over 500 business partners and continues to follow up with those who have not responded. Critical business partners identified by the Company include, among others, utilities, pipeline companies, terminals, crude oil and other raw material suppliers, certain key customers, financial institutions, insurance companies and employee benefit plan administrators. To date, the Company has received 126 responses to its compliance questionnaires representing 12% of all questionnaires sent. The Company has received responses from 10% of those business partners identified as being critical. The Company has not identified any significant problems relating to the responses it has received and analyzed to date.

     Remediation of the Y2K items identified by the Company is being accomplished using both internal and external manpower. The Company estimates that the total cost of the Y2K project will be between $600,000 and $800,000. The Company anticipates that it will spend up to 50% of the estimated amount by the end of 1998. To date the Company has expended or has committed to approximately $300,000 of the estimated amount. The Company expects to fund its Y2K expenditures from operating cash flows and short-term borrowings if necessary. The total cost associated with required modifications to become Year 2000 compliant is not expected to be significant to the Company's financial position or results of operations.

     Contingency plans will be prepared for all of the Company's critical business processes in order to minimize any disruptions in these operations, allowing the Company to continue to function on January 1, 2000 and beyond. These plans will be developed to mitigate both internal risks as well as potential risks in the chain of the Company's suppliers and customers. The Company believes that the contingency planning process will be an ongoing one which will require modifications as the Company obtains additional information from its remediation and testing phases and about the status of third party Year 2000 readiness. The Company has not developed any contingency plans to date, but will be developing such plans over the next six months for all of its business units as it completes the renovation, validation and implementation phases of its Y2K compliance project.

     The Company is currently assessing its most reasonably likely worst case scenario. It is the Company's belief that the greatest potential risk from the Year 2000 issue could be the inability of principal suppliers to be Year 2000 ready. This could result in delays in product deliveries from such suppliers and disruption of the distribution channel, including oil pipelines, transportation vendors and the Company's own distribution centers. Another significant potential risk is the general failure of systems and necessary infrastructure such as electricity supply. Contingency plans will be developed to address these scenarios.

     The Company believes that completed and planned modifications and replacements of its internal systems and equipment will allow it to be Year 2000 compliant in a timely manner. However, due to the widespread nature of potential year 2000 issues, there can be no assurance that all of the Company's Y2K issues will be identified and resolved in a timely manner, or that contingency plans will mitigate the effects of any noncompliance. In addition, there can be no assurance that third parties upon which the Company relies will be Year 2000 compliant in a timely manner or that the third parties' contingency plans will mitigate the effects of any noncompliance. Any significant long-term disruptions to the Company's business caused by noncompliance could have a material adverse effect on the Company's financial position and results of operations.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive and governmental factors affecting the Company's operations, markets, products, services and prices; the adequacy of raw material supplies; the potential effects of various pipeline projects as they relate to the Company's market area and future profitability; the estimated cost of and ability of the Company or third parties on which it relies to become Y2K compliant; risks associated with certain covenants relating to its existing Credit Agreement and its 9 3/4% Notes and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit:

     27 - Financial Data Schedule.

(b)  Reports on Form 8-K. Report on Form 8-K dated September 1,
     1998, with respect to the termination of the proposed merger whereby Holly Corporation would be merged with and into the Company in accordance with an Agreement and Plan of Merger approved by the Company's Board of Directors on April 14, 1998.

                              SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.

                           GIANT INDUSTRIES, INC.


                          /s/ Gary R. Dalke
                          --------------------------------------------
                          Gary R. Dalke
                          Controller and Assistant Secretary
                          (Principal Accounting Officer)

Date: November 16, 1998