Form 10-K405
period 1998-12-31
GIANT INDUSTRIES INC
filed 1999-03-31
CIK 856465

                         FORM 10-K

             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998.

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

                     Yes [X]       No [ ]

     As of February 26, 1999, 10,838,767 shares of the registrant's Common Stock, $.01 par value, were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $47,161,000 based on the New York Stock Exchange closing price on February 26, 1999.

               DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following documents are incorporated by reference in Part III of this Form 10-K Report:

     Proxy Statement for Registrant's 1999 Annual Meeting of
Stockholders - Items 10, 11, 12, and 13.

                             PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES.

GENERAL

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997
---------------------------------------------------------------------
     The primary factors affecting the results of the Company's
1998 operations as compared to its 1997 operations were (i) a decline in refinery margins, partially related to (a) a sharp decline in crude oil and finished product prices resulting from, among other things, a decline in worldwide demand for crude oil and finished products, and (b) non-cash charges for reductions in the carrying value of inventories; (ii) the acquisition of ninety-six service station/convenience stores and related assets in May 1997 from Thriftway Marketing Corp.
and affiliates (the "Thriftway Assets"), the June 1997 acquisition of independent industrial/commercial petroleum products distributor Phoenix Fuel Co., Inc. ("Phoenix Fuel", and collectively with the Thriftway Assets, the "1997
Acquisitions"), the acquisition of seven service station/convenience stores and related assets in February 1998 from DeGuelle Oil Company and DeGuelle Enterprises (the
"DeGuelle Assets") and, in June and July 1998, the acquisition of thirty-two service station/convenience stores and related assets and the lease of one other service station/convenience store from Kaibab Industries, Inc. (the "Kaibab Assets", and collectively with the DeGuelle Assets, the "1998
Acquisitions"); (iii) increased interest costs related to the issuance of $150.0 million of 9% Senior Subordinated Notes (the
"9% Notes") in August 1997, to partially finance the 1997 and 1998 Acquisitions; (iv) increased operating costs, including depreciation and amortization, and selling, general and administrative expenses ("SG&A") primarily related to the above acquisitions and planning for future growth; (v) a decrease in refinery sourced sales volumes due in part to a major maintenance turnaround at the Ciniza refinery in the second quarter of 1998; and (vi) a write-off of costs incurred in connection with the termination of a proposed merger with Holly Corporation that had been approved by the Company's Board of Directors on April 14, 1998.

EARNINGS (LOSS) BEFORE INCOME TAXES
-----------------------------------
     For the year ended December 31, 1998, the Company incurred a loss before income taxes of $3.7 million, a decrease of approximately $28.8 million from earnings before income taxes of $25.1 million for the year ended December 31, 1997. The decrease is primarily due to (i) a 24% decline in refinery margins; (ii) a 40% increase in interest costs; (iii) a 21% increase in operating expenses, including depreciation and amortization; (iv) a 31% increase in administrative expenses, including a write-off of approximately $1.4 million of costs incurred in connection with the terminated merger with Holly Corporation; and (v) a decrease in refinery sourced sales volumes for approximately 3%. These items were offset in part by contributions from the 1997 and 1998 Acquisitions and a reduction in 1997 pretax earnings for a $1.2 million loss incurred in connection with the sale of the Company's ethanol processing plant.

REVENUES
--------
     Revenues for the year ended December 31, 1998 were $642.5 million, a decrease of approximately $14.8 million or 2% from $657.3 million in the comparable 1997 period. The decrease is primarily due to a 27% decline in refinery weighted average selling prices and a 3% decrease in refinery sourced finished product sales volumes. These decreases were offset in part by increased revenues attributable to the 1997 and 1998 Acquisitions and an 11% increase in merchandise sales for retail operations other than those associated with the Acquisitions.

     For the year ended December 31, 1998, volumes of refined products sold through the Company's retail units increased approximately 45% from 1997 levels primarily due to the acquisition of the Thriftway, Kaibab and DeGuelle Assets. In addition, the volumes of finished product sold from the Company's other retail operations increased approximately 8%. This increase was largely due to a 28% increase in the volumes of finished product sold from the Company's travel center, due in large part to improved marketing programs put in place during 1997, and a 3% increase in finished product volumes sold from the Company's other retail service station/convenience stores.

COST OF PRODUCTS SOLD
---------------------
     For the year ended December 31, 1998, cost of products sold decreased $22.1 million or 5% to $465.6 million from $487.7 million in the corresponding 1997 period. The decrease is primarily due to a 31% decline in average crude oil costs and a 3% decrease in refinery sourced finished product sales volumes. These decreases in costs were offset in part by increases in costs related to the 1997 and 1998 Acquisitions. In addition, 1998 cost of products sold increased by approximately $8.5 million as a result of a reduction in the carrying value of inventories related to a decline in crude oil and refined product prices. Cost of products sold in 1997 was higher by approximately $2.9 million as a result of similar reductions in inventory carrying values.

OPERATING EXPENSES
------------------
     Operating expenses for the year ended December 31, 1998 were $102.5 million, an increase of approximately $17.3 million or 20% from $85.2 million for the year ended December 31, 1997. Substantially all of the increase is due to the 1997 and 1998 Acquisitions, including increased administrative and support costs related to expanded retail operations. For the Company's other operations, 1998 operating costs were relatively comparable to those experienced in 1997.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the year ended December 31, 1998, depreciation and amortization increased approximately $5.2 million or 22% to $29.2 million from $24.0 million in the same 1998 period. Approximately 61% of the increase is due to the 1997 and 1997 Acquisitions. The remainder of the increase is primarily related to construction, remodeling and upgrades in retail, refining and transportation operations; and the amortization of 1997 Bloomfield refinery turnaround costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     SG&A expenses for the year ended December 31, 1998 were $25.3 million (including approximately $1.4 million for the write-off of merger costs), an increase of approximately $6.0 million or 31% from $19.3 million in the corresponding 1997 period. Approximately 7% of the increase is due to SG&A associated with the operations of Phoenix Fuel. The remainder of the increase is primarily the result of higher 1998 payroll and related costs, and higher 1998 outside services and other costs, both in large part due to the 1997 and 1998 Acquisitions and planning for future growth. These increases were partially offset by a $1.4 million decrease in management incentive bonus expense in the 1998 period due to the Company incurring a net loss for the year.

WRITE-OFF OF MERGER COSTS
-------------------------
     On April 14, 1998, the Board of Directors of the Company approved an Agreement and Plan of Merger (the "Merger Agreement") whereby Holly Corporation ("Holly") would be merged with and into Giant (the "Merger"). The Merger was subject to various conditions stated in the Merger Agreement. On September 1, 1998, Giant and Holly mutually agreed to terminate the proposed Merger after considering various factors, including the inability of the companies to reach a satisfactory resolution of concerns expressed by the Federal Trade Commission relative to the possible impact of the Merger on portions of the market served by the companies and uncertainty caused by a lawsuit filed against Holly by Longhorn Partners Pipeline, L.P. For the year, the Company has written off approximately $1.4 million of costs incurred in connection with the proposed Merger. These costs were primarily for fees paid to investment bankers, attorneys, accountants and regulatory agencies, and printing and distribution costs related to documents delivered to shareholders.

INTEREST EXPENSE (INCOME)
-------------------------
     For the year ended December 31, 1998, interest expense increased approximately $7.3 million or 40% to $25.4 million from $18.1 million in the comparable 1997 period. The increase is primarily due to additional interest expense related to the 9% Notes. This increase was partially offset by a reduction in 1998 interest expense due to lower direct borrowings from and interest rates related to the Company's credit facilities.

     For the year ended December 31, 1998, interest and investment income decreased approximately $0.3 million or 14% to $1.8 million from $2.1 million. The decrease is primarily due to the use of some of the proceeds from the issuance of the 9% Notes, which had been invested in short-term instruments, for the 1998 Acquisitions. The effects of fluctuations in interest rates applicable to invested funds were nominal.

INCOME TAXES
------------
     The benefit for income taxes for the year ended December 31, 1998, and the provision for income taxes for the year ended December 31, 1997, resulted in an effective benefit rate of approximately 40% for the year ended December 31, 1998, and an effective tax rate of approximately 39% for the comparable 1997 period.

OUTLOOK
-------
     This Outlook section and other parts of this Management's Discussion and Analysis ("MD&A") contain forward-looking information and involve risks and uncertainties that could significantly impact expected results. Certain important factors that in some cases have affected, and in the future could affect, the Company's results of operations, and that could cause such future results of operations to differ are described in the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 at the end of this MD&A.

     The Company anticipates improvements in refining margins for 1999 as compared to 1998. Additionally, the Company plans to implement programs to reduce operating costs and to increase purchasing power. The Company also intends to focus on increasing its retail operations through construction and acquisition, expanding upon its marketing alliance with Conoco and implementing the Company's new Mustang branding strategy. Further, the Company intends to implement a new jobber/open dealer program that the Company believes is unique to the industry and to continue to improve the integration of, and to develop synergies related to, the 1997 and 1998 Acquisitions. The Company will also continue to seek additional opportunities to expand refinery capacity through acquisition and selected refinery projects. The Company's future results of operations are primarily dependent on producing or purchasing, and selling sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996
---------------------------------------------------------------------
     The primary factors affecting the results of the Company's
1997 continuing operations as compared to its 1996 continuing operations were the acquisition of the Thriftway Assets and Phoenix Fuel near the end of May 1997, higher interest costs related to the financing of the 1997 Acquisitions, including the issuance of the 9% Notes in August 1997, increased refinery margins and higher operating and SG&A costs.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
-------------------------------------------------------
     Earnings from continuing operations before income taxes were $25.1 million for the year ended December 31, 1997, a decrease of approximately $3.1 million from $28.2 million for the year ended December 31, 1996. The decrease was primarily due to increased SG&A and operating costs for operations other than the 1997 Acquisitions, including a 20% increase in depreciation and amortization costs, a 5% increase in other operating costs and a 10% increase in SG&A costs. These increases in costs were offset in part by a pretax earnings contribution of approximately $8.0 million from the 1997 Acquisitions. Earnings were also impacted by a 3% increase in average yearly refinery margins, in spite of reduced margins early in the year resulting from a decline in West Coast product prices. Refinery sourced sales volumes remained relatively flat even though production was curtailed at both of the Company's refineries during the year due to a scheduled major, every four-year, maintenance turnaround at the Company's Bloomfield refinery, and minor scheduled maintenance turnarounds on the reformer and isomerization units at the Ciniza refinery. In addition, the Company sold its ethanol processing plant in the fourth quarter of 1997, incurring a pretax loss of approximately $1.2 million on the disposition.

REVENUES
--------
     Revenues for the year ended December 31, 1997 increased approximately $158.1 million or 32% to $657.3 million from $499.2 million in the comparable 1996 period. The increase was primarily due to the 1997 Acquisitions, offset in part by a 3% decline in refinery weighted average selling prices.

     The volumes of refined products sold through the Company's retail units increased approximately 37% from 1996 levels primarily due to the acquisition of the ninety-six retail service station/convenience stores, offset in part by a 1% decline in the volumes of finished product sold from the Company's other retail operations. The decline reflected a 2% decrease in the volumes of finished product sold from the Company's other service station/convenience stores, due primarily to increased competitive pressures, and a 6% increase in volumes sold from the Company's travel center, due in large part to improved marketing programs put in place during 1997.

COST OF PRODUCTS SOLD
---------------------
     For the year ended December 31, 1997, cost of products sold increased $125.8 million or 35% to $487.7 million from $361.9 million in the corresponding 1996 period. The increase is primarily due to the 1997 Acquisitions, offset in part by a 6% decline in average crude oil costs. In addition, the liquidation of certain lower cost crude oil LIFO inventory layers in 1996 reduced 1996 cost of products sold by approximately $2.8 million. There were no similar liquidations in 1997.

OPERATING EXPENSES
------------------
     For the year ended December 31, 1997, operating expenses increased approximately $20.9 million or 32% to $85.2 million from $64.3 million for the year ended December 31, 1996.

     Approximately 85% of the increase was due to the 1997 Acquisitions. For the Company's other operations, 1997 costs increased because of increased retail advertising costs, higher payroll and related costs, higher refinery purchased fuel and materials costs and higher retail operating bonuses. These increases were offset in part by a reduction in refinery utility costs.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the year ended December 31, 1997, depreciation and amortization increased approximately $6.3 million or 36% to $24.0 million from $17.7 million in the same 1996 period. Approximately 43% of the increase was due to the 1997 Acquisitions. The remaining increases were primarily related to other retail acquisitions and construction, remodeling and upgrades in retail and refinery operations, along with the amortization of 1997 and 1996 refinery turnaround costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     For the year ended December 31, 1997, selling, general and administrative expenses increased approximately $3.7 million or 23% to $19.3 million from $15.6 million in the corresponding 1996 period. Approximately 56% of the increase was due to the selling, general and administrative activities of Phoenix Fuel. The remaining increases were primarily the result of higher payroll and related costs, due in part to acquisition activity and planning for future growth. In addition, the comparisons were affected by higher 1996 expenses relating to accruals for incentive bonus plans and severance tax assessments.

INTEREST EXPENSE (INCOME)
-------------------------
     For the year ended December 31, 1997, interest expense increased approximately $5.8 million or 47% to $18.1 million from $12.3 million in the comparable 1996 period. The increase was primarily due to an increase in interest expense because of additional long-term debt related to the 1997 Acquisitions, including the issuance of the 9% Notes in August 1997. The increase was offset in part by a reduction in interest expense related to the payment of approximately $32.0 million of long-term debt in 1996 from operating cash flow and the proceeds from the sale of the Company's oil and gas operations. The average interest rate for the 1997 period is slightly higher due to capital lease transactions related to the acquisition of the Thriftway Assets and the issuance of the 9% Notes.

     For the year ended December 31, 1997, interest and investment income increased approximately $1.3 million or 176.7% to $2.1 million from $0.8 million in the comparable 1996 period. The increase was primarily due to an increase in excess funds available for investment, resulting from the issuance of the 9% Notes in August 1997. The effects of fluctuations in interest rates applicable to invested funds were nominal.

INCOME TAXES
------------
     Income taxes for the years ended December 31, 1997 and 1996 resulted in effective tax rates of approximately 39% for each period.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS
-------------------------
     Operating cash flows for the year ended December 31, 1998, decreased compared to the year ended December 31, 1997, primarily as the result of a decline in net earnings. The decline, however, was offset in part by an increase in cash flows related to operating assets and liabilities in each period. Net cash provided by operating activities totaled $26.9 million for the year ended December 31, 1998, compared to $31.3 million for the comparable 1997 period.

WORKING CAPITAL
---------------
     Working capital at December 31, 1998 consisted of current assets of $171.7 million and current liabilities of $80.6 million, or a current ratio of 2.13:1. At December 31, 1997, the current ratio was 2.17:1 with current assets of $207.1 million and current liabilities of $95.4 million.

     Current assets have decreased since December 31, 1997, primarily due to a decrease in cash and cash equivalents, receivables and inventories. Accounts receivable have decreased primarily as the result of a decline in the selling price of finished products. Inventories have decreased primarily due to a decline in crude oil and refined product prices. In addition, the volume of finished product stored at the Company's refineries and at terminal locations has declined. These decreases were offset in part by an increase in the volume of retail finished product and merchandise inventories, resulting primarily from the recent service station/convenience store acquisitions. Current liabilities have decreased due to a decrease in accounts payable and accrued expenses. Accounts payable have decreased primarily as a result of a decline in the cost of crude oil and other raw materials. Accrued expenses have decreased primarily due to a reduction in the amount accrued for contingency payments related to the acquisition of the Bloomfield refinery, reduced accruals for management incentive and other bonuses, and no accrual for a 1998 ESOP contribution.

CAPITAL EXPENDITURES AND RESOURCES
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment and other assets, excluding business acquisitions, totaled approximately $60.3 million for the year ended December 31, 1998. Expenditures included amounts for the Ciniza refinery second quarter turnaround, refinery and transportation equipment and facility upgrades, capacity enhancement projects for the refineries, the start of construction of a finished products terminal, which the Company anticipates will be completed in the second quarter of 1999 (the "Terminal"), construction of various new retail units, acquisition of land for future retail units, rebranding and reimaging various retail units to further the Conoco marketing alliance and to establish the Mustang brand, and continuing retail equipment and system upgrades.

     On February 10, 1998, the Company completed the purchase of the DeGuelle Assets for $9.75 million. Included in the purchase were seven service station/convenience stores, two cardlock commercial fleet fueling facilities, a gasoline and diesel storage bulk plant and related transportation equipment. All of the facilities are located in southwestern Colorado and are supplied by the Company's refineries. For the year ended December 31, 1997, prior to the purchase by the Company, these operations had sales of approximately 10.0 million gallons of gasoline and diesel fuel in addition to 35,000 gallons of lubricants.

     The Ciniza refinery began a major, every four-year, maintenance turnaround in mid-April 1998 that was completed in early June 1998, approximately twenty days beyond the anticipated completion date. The delay in returning to normal operations was due to a number of factors, including but not limited to, unexpected mechanical repairs encountered, problems related to a key contractor and a number of startup problems. During this turnaround, the major operating units at the refinery were inspected and necessary repairs and maintenance performed. In addition to the repair and maintenance procedures, certain other procedures were performed that are expected to increase reformer capacity from 6,700 bbls per day to 7,300 bbls per day. The expansion of the reformer increases the Company's ability to produce high-value products, provides flexibility in gasoline conversion and increases the refinery's capability to process condensate.

     In June and July 1998, the Company completed the acquisition of the Kaibab Assets for approximately $28.4 million. The assets acquired included thirty-two service station/convenience stores, equipment, fuel truck/transports and undeveloped real estate. In addition, one other unit was leased under an operating lease arrangement for a period of two years. The retail units, located throughout Arizona, include fifteen in the greater Phoenix area and eleven in the Tucson market, with the balance located primarily in southern and eastern Arizona. These units had sales of approximately 70.0 million gallons of refined petroleum products for the fiscal year ended September 30, 1997. Goodwill of approximately $4.6 million was recorded in connection with the acquisition of the Kaibab Assets.

     On December 31, 1998, the Company, through two of its wholly-owned subsidiaries, Giant Industries Arizona, Inc. and Giant Four Corners, Inc., and Franchise Finance Corporation of America ("FFCA"), completed a sale-leaseback transaction. Under the terms of the Sale and Lease Agreement (the "Agreement"), FFCA purchased eighty-three service station/convenience stores from the Company for approximately $51.8 million, including six of the seven DeGuelle Asset units and twenty-six of the Kaibab Asset units, with the remainder having been acquired as part of the acquisition of the Thriftway Assets in 1997. The Company in turn leased the eighty-three service station/convenience stores back from FFCA under an operating lease arrangement with an initial term of fifteen years and three separate options to continue the lease for successive periods of five years. Initial annual rental payments under the lease agreement are approximately $5.1 million and will be adjusted upward by six percent on the second anniversary of the Agreement and every second anniversary thereafter, on a compounded basis, during the initial lease term and any extension thereof. The Company has a right of first refusal to acquire the leased assets upon an offer to purchase the assets by a third party. Net proceeds to the Company, after expenses, were approximately $50.1 million. The Company recorded a gain of approximately $4.0 million on the sale of the assets. This gain has been deferred and will be amortized over the initial lease period of fifteen years.

     In accordance with the Indentures supporting the Company's 9% Notes and the $100.0 million of 9 3/4% senior subordinated notes, issued by the Company in 1993 and due 2003 (the "9 3/4% Notes," and collectively with the 9% Notes, the "Notes"), the Company must either use the net proceeds from the FFCA transaction to make a permanent reduction in senior indebtedness (as defined in the respective Indentures), or make an investment in capital assets used in the Company's principal business (as defined in the respective Indentures). The Company has 360 days in which to use the net proceeds for such a purpose under the terms of the Indenture supporting the 9% Notes, and has 270 days under the terms of the Indenture supporting of 9 3/4% Notes. In each case, upon completion of the specified period, if all of the net proceeds have not been used for such a purpose, the Company may be obligated, under certain circumstances, to repurchase the respective senior subordinated notes with the unused portion. The Company anticipates that it will use the net proceeds from the FFCA transaction to invest in capital assets or to reduce senior indebtedness before the applicable periods expire.

     The Company has budgeted approximately $37.6 million for capital expenditures in 1999, excluding any potential acquisitions. Of this amount, approximately $12.3 million is budgeted for non-discretionary projects that are required by law or regulation or to maintain the physical integrity of existing assets. These expenditures are primarily for operational and environmental projects at the refineries. The remaining budget of $25.3 million is for discretionary projects to sustain or enhance the current level of operations, increase earnings associated with existing or new business and to expand operations. The primary projects in this latter category include the completion of the Terminal, construction or rebuild of retail units, completion of the Mustang/Conoco rebranding and reimaging project, retail site acquisitions, upgrades to existing retail units, capacity enhancement projects at the refineries, and facility and equipment upgrades at the refineries, transportation operations and administrative operations. In addition to these budgeted amounts, the Company could incur an additional contingent payment related to the acquisition of the Bloomfield refinery, in accordance with the Bloomfield refinery acquisition agreement, if certain criteria are met. For 1998, the Company incurred a contingent payment obligation of approximately $2.0 million which will be paid in 1999. This amount has been accrued and allocated to the appropriate assets and will be amortized over their remaining estimated useful lives.

     The amount of these capital projects that are actually undertaken in 1999 will depend on, among other things, identifying and consummating acceptable acquisitions, general business conditions and results of operations.

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

     The Company does not specifically identify capital expenditures related to such projects on the basis of whether they are for environmental as opposed to economic purposes. With respect to capital expenditures budgeted primarily to satisfy environmental regulations, the Company estimates that approximately $3.7 million, $0.5 million and $0.7 million was spent in 1998, 1997 and 1996, respectively, and that $2.6 million is expected to be spent in 1999. With respect to the Company's operating expenses for environmental compliance, while records are not kept specifically identifying or allocating such expenditures, management believes that the Company incurs significant operating expense for such purposes.

     Changes in the tax laws, changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may increase future capital and operating expenditure levels.

     Working capital, including that necessary for capital expenditures and debt service, will be funded through cash generated from operating activities, existing cash balances and, if necessary, future borrowings. Future liquidity, both short and long-term, will continue to be primarily dependent on producing or purchasing, and selling sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses.

CAPITAL STRUCTURE
-----------------
     At December 31, 1998 and 1997, the Company's long-term debt was 68.9% and 67.4% of total capital, respectively. The
Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 64.0% and 59.1% at December 31, 1998 and 1997, respectively.

     The Company's capital structure includes the Notes. The Indentures supporting the Notes contain covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, incur or guarantee debt, pay dividends, repurchase shares of the Company's common stock, sell certain assets or subsidiary stock, engage in certain mergers, engage in certain transactions with affiliates or alter the Company's current line of business. In addition, subject to certain conditions, the Company is obligated to offer to purchase a portion of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, the Company would be required to offer to purchase all of the Notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase.

     At December 31, 1998, the terms of the Indenture supporting the 9 3/4% Notes restricted the amount of money the Company could borrow. This amount is the greater of $40.0 million or the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories as defined in the Indenture. At December 31, 1998, this amount was approximately $73.5 million. In addition, the Company is not able to make any restricted payments as defined in the Indenture as long as the terms of the Indenture are not met. This includes the payment of dividends and the repurchase of shares of the Company's common stock.

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

     On December 23, 1998, the Company entered into a $65.0 million secured Credit Agreement (the "Credit Agreement") due December 23, 2001, with Bank of America National Trust and Savings Association, Union Bank of California, N.A. and Bank One, Arizona, N.A. This Credit Agreement, a revolving loan agreement, is primarily a working capital and letter of credit facility and is secured by eligible accounts receivable and inventories as defined in the Credit Agreement. In addition, the Company is able to borrow up to $9.0 million to exercise its purchase rights in connection with the Thriftway Assets that are currently subject to capital lease obligations, and up to $10.0 million for other acquisitions as defined in the Credit Agreement. The availability of funds under this facility is the lesser of (i) $65.0 million, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At December 31, 1998, the availability of funds under the Credit Agreement was approximately $49.0 million. There were $24.0 million of direct borrowings outstanding under this facility at December 31, 1998, and there were approximately $12.8 million of irrevocable letters of credit outstanding, primarily to secure purchases of raw materials. At March 1, 1999, no direct borrowings were outstanding and approximately $12.8 million of irrevocable letters of credit were outstanding.

     The interest rate applicable to the Credit Agreement is tied to various short-term indices. At December 31, 1998, this rate was approximately 6.5% per annum. The Company is required to pay a quarterly commitment fee ranging from 0.325% to 0.500% per annum of the unused amount of the facility. The exact rate depends on meeting certain conditions in the Credit Agreement.

     The Credit Agreement contains certain covenants and restrictions which require the Company to, among other things, maintain a minimum consolidated net worth, a minimum interest coverage ratio and a maximum capitalization ratio. It also places limits on investments, dispositions of assets, prepayments of senior subordinated debt, guarantees, liens and restricted payments. At December 31, 1998, the Company was in compliance with the Credit Agreement covenants and was not aware of any noncompliance with the other terms of the Credit Agreement. The Credit Agreement is guaranteed by all of the Company's direct and indirect wholly-owned subsidiaries.

     In connection with the acquisition of the Thriftway Assets in May 1997, the Company recorded approximately $22.9 million of capital lease obligations with an interest rate of 11.3%. During the year ended December 31, 1998, the Company purchased fifty-four of the sixty-four service station/convenience stores subject to these capital lease obligations for approximately $14.7 million, thereby reducing long-term debt. As a result, interest expense will be reduced by approximately $1.7 million per year or $138,000 per month.

     The Company's Board of Directors has authorized the repurchase of 2.5 million shares of the Company's common stock. Purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. During the year ended December 31, 1998, the Company repurchased 154,500 shares at a cost of approximately $1.9 million or $12.30 per share. In October 1998, upon determination that the Company was unable to make restricted payments as defined in the Indenture supporting the 9 3/4% Notes, which is applicable to the repurchase of shares of the Company's common stock, the Company suspended further purchases under the program. From the inception of the stock repurchase program, the Company has repurchased approximately 1.4 million shares for approximately $14.5 million, resulting in a weighted average cost of $10.41 per share.

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

     For the year ended December 31, 1998, the Company's Board of Directors declared cash dividends on common stock totaling $0.15 per share. Future dividends, if any, are subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors. As long as the Company is unable to make restricted payments, as noted above, it will not be able to declare dividends.

OTHER
-----
     The Company is exposed to various market risks, including changes in certain commodity prices and interest rates. To manage the volatility relating to these natural business exposures, the Company periodically uses commodity futures and options contracts to reduce price volatility, to fix margins in its refining and marketing operations and to protect against price declines associated with its crude oil and finished products inventories. The potential loss from a hypothetical 10% adverse change in commodity prices on open commodity futures and options at December 31, 1998 would not materially affect the Company's consolidated financial condition and results of operations.

     Additionally, the Company has a $65,000,000 Credit Agreement that is floating-rate debt tied to various short-term indices. As a result, the Company's annual interest costs associated with this debt will fluctuate. At December 31, 1998, the amount of borrowings under this Credit Agreement were $24,000,000. The potential loss from a hypothetical 10% adverse change in the floating interest rate would not have a material affect on the Company's consolidated financial condition and results of operations.

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

     The Company, and several other entities, have received a notice of intent to file suit from the New Mexico Office of the Natural Resources Trustee (the "ONRT") for the recovery of $260.0 million in alleged damages to natural resources, including alleged damages to ground water, surface water and soil. The notice relates to the South Valley Superfund site in Albuquerque, New Mexico. The site allegedly includes contamination that originated from a GE Aircraft Engines/U.S. Air Force facility, as well as contamination that allegedly originated from a petroleum products terminal that was acquired by the Company in 1995 (the "Albuquerque Terminal"). Potentially responsible party liability is joint and several, such that a responsible party may be liable for all natural resources damages at a site even though it was responsible for only a small part of such damages. At the time of purchase by the Company, Texaco Refining and Marketing Inc. ("Texaco") agreed to defend, indemnity, reimburse and hold the Company harmless from and against all claims and damages arising from, or caused by, pre-closing contamination. Texaco has acknowledged its obligation under this agreement, subject to any evidence that the ONRT intends to assess damages for any releases resulting from the Company's operations. The Company believes that any natural resources damages associated with the South Valley Superfund site relate to releases that predate the Company's acquisition of the Albuquerque Terminal and, accordingly, does not believe that it needs to record a liability in connection with this matter.

     In May 1991, the Environmental Protection Agency ("EPA") notified the Company that it may be a potentially responsible party for the release, or threatened release, of hazardous substances, pollutants or contaminants at the Lee Acres Landfill (the "Landfill"), adjacent to the Company's inactive Farmington refinery. This refinery was operated until 1982. Although a final plan of action for the Landfill has not yet been adopted by the Bureau of Land Management (the "BLM"), the owner of the Landfill, BLM developed a proposed plan of action in 1997, which it projected would cost approximately $3.9 million to implement. This cost projection is based on certain assumptions which may or may not prove to be correct and is contingent on confirmation that the remedial actions, once implemented, are adequately addressing Landfill contamination. For example, if assumptions regarding groundwater mobility and contamination levels are incorrect, BLM is proposing to take additional remedial actions with an estimated cost of approximately $1.8 million.

     In 1989, a consultant to the Company estimated, based on various assumptions, that the Company's share of potential liability could be approximately $1.2 million. This figure was based upon estimated Landfill remediation costs significantly higher than those being proposed by BLM. The figure was also based on the consultant's evaluation of such factors as available clean-up technology, BLM's involvement at the site and the number of other entities that may have had involvement at the site, but did not include an analysis of all of the Company's potential legal defenses and arguments, including possible setoff rights.

     Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs at a site even though the party was responsible for only a small part of such costs. Although it is possible that the Company may ultimately incur liability for clean-up costs associated with the Landfill, a reasonable estimate of the amount of this liability, if any, cannot be made at this time because, among other reasons, the final site remedy has not been selected, a number of entities had involvement at the site, allocation of responsibility among potentially responsible parties has not yet been made, and potentially-applicable factual and legal issues have not been resolved. Based on current information, the Company does not believe that it needs to record a liability in relation to BLM's proposed plan.

     The Company is undertaking an investigation into potential lead contamination at a 5.5 acre site that the Company owns in Bloomfield, New Mexico. The investigation arises out of the removal of a 55,000 barrel crude oil storage tank by a contractor. Although it is possible that the Company may ultimately incur liability for lead clean-up costs, a reasonable estimate of the amount of the Company's liability, if any, cannot be made at this time because all potentially-applicable factual and legal issues have not been resolved, including whether there is lead at the site in amounts exceeding applicable remediation levels and whether remediation costs, if any, can be recovered from third parties.

     The Company has an environmental liability accrual of approximately $2.7 million. Approximately $0.8 million relates to ongoing environmental projects, including the remediation of a hydrocarbon plume that appears to extend no more than 1,800 feet south of the inactive Farmington refinery and hydrocarbon contamination on and adjacent to 5.5 acres the Company owns in Bloomfield, New Mexico. The remaining $1.9 million relates to an originally estimated liability of approximately $2.3 million, recorded in the second quarter of 1996, for certain environmental obligations assumed in the acquisition of the Bloomfield refinery. That amount was recorded as an adjustment to the purchase price and allocated to the assets acquired. This environmental accrual is recorded in the current and long-term sections of the Company's Consolidated Balance Sheets.

     The Company is subject to audit on an ongoing basis of the various taxes that it pays to federal, state, local and tribal agencies. These audits may result in assessments or refunds along with interest and penalties. In some cases the jurisdictional basis of the taxing authority is in dispute and is the subject of litigation or administrative appeals. The Company has received several tax notifications and assessments from the Navajo Tribe relating to Company operations outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1.8 million severance tax assessment issued in November 1991 in connection with crude oil removed from properties located within this area. The Company has invoked its appeal rights with the Tribe's Tax Commission in connection with this assessment and intends to oppose the assessment. In November 1998, the Company received a notice of proposed assessment from the Navajo Tribe for an additional $2.1 million involving severance tax issues similar to those raised in connection with the $1.8 million assessment. The Company has responded to the notice of proposed assessment and intends to oppose any final assessment issued by the Navajo Tribe in connection with the area of disputed jurisdiction. Although it is probable that the Company will incur liability in connection with tax notifications and assessments from the Navajo Tribe relating to the area of disputed jurisdiction, it is not possible to reasonably estimate the amount of any obligation for such taxes at this time because the Navajo Tribe's authority to impose taxes throughout this area has not been legally established and all potentially-applicable factual issues have not been resolved. The Company has accrued a liability for assessments that it has received from the Navajo Tribe for substantially less than the amount of the assessments. It is possible that the Company's assessments will have to be litigated by the Company before final resolution. In addition, the Company may receive further tax assessments. The Company may potentially be able to request reimbursement from third party oil lease interest owners in connection with any severance tax amounts ultimately paid by the Company that relate to purchases from them.

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

     The Company believes that because of recent low crude oil prices there has been a reduction in field maintenance work and drilling activity in the Four Corners area, which has resulted in a decline in local crude oil production. Based upon history and discussions with local producers, the Company believes that production will increase when crude oil prices recover. In the past, the Company was able to supplement local crude oil supplies and process up to 1,500 bbls per day of Alaska North Slope crude oil ("ANS") through its gathering systems interconnection with the ARCO and Texas-New Mexico common carrier pipeline systems. The Company understands that the ARCO Pipeline mainline, which was used to transport ANS to the Four Corners area, has been sold and is in the process of being converted to a natural gas pipeline. The Company did not purchase any ANS in 1998 and does not expect the loss of this supply source to have a material impact on the Company. Based on projections of local supply availability from the field, which takes into account current low crude oil prices, the Company believes that its refining feedstock needs could exceed the supply of crude oil and other feedstocks that will be available from local sources until crude oil prices recover. The Company believes that any shortfall in local supply can be supplied from other sources and transported to the Four Corners area by pipeline or other transportation means, which could result in higher acquisition costs. There is no assurance that current or projected levels of supply will be maintained. Any significant long-term interruption in crude oil supply, due to prices or other factors, or any significant long-term interruption of crude oil transportation systems, would have an adverse effect on the Company's operations.

     The Company continues to evaluate supplemental crude oil supply alternatives for its refineries on both a short-term and long-term basis.

     The Company is aware of a number of actions, proposals or industry discussions regarding product pipeline projects that could impact portions of its marketing areas. One of these projects is the sale and possible conversion and extension of the existing Texas-New Mexico crude oil pipeline to transport refined products from West Texas to New Mexico and ultimately to Salt Lake City, Utah. Separately, an existing natural gas liquids ("NGL") pipeline is in the process of being converted to a refined products pipeline that will be capable of delivering finished product from Southeastern New Mexico to the Albuquerque and Four Corners areas. This conversion is reportedly scheduled for completion in 1999. In addition, various proposals or actions have been announced to increase the supply of pipeline-supplied products to El Paso, Texas, which is connected by pipeline to the Albuquerque area to the north. The completion of some or all of these projects would result in increased competition by increasing the amount of refined products available in the Albuquerque, Four Corners and other areas, as well as allowing additional competitors improved access to these areas.

     The Company does not presently manufacture gasolines that satisfy Arizona cleaner burning gasoline ("CBG") specifications. The specifications are currently applicable to gasolines sold or used in Maricopa County and a portion of Yavapai County, and are expected to become effective in Pinal County by 2001. The Company operates approximately 20 service stations in these areas, and also conducts wholesale marketing operations there. The Company currently does not intend to make the changes necessary to produce CBG because the capital costs associated with manufacturing large quantities of such gasolines would be significant in amounts not yet determined by the Company. The Company has the ability to purchase or exchange for these gasolines to supply its operations in the CBG areas, including Pinal County. It is possible that additional legislation or regulations affecting motor fuel specifications may be adopted that would impact geographic areas in which the Company markets its products.

     In 1997, the Company outlined a program for Year 2000 ("Y2K") compliance. The Y2K issue is the result of certain computer systems using a two-digit format rather than four digits to define the applicable year. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to system failure or miscalculations causing disruptions of operations. The Company has identified three major areas determined to be critical for successful Y2K compliance: (1) financial and information system applications,
(2) manufacturing and process applications, including embedded chips, and (3) business relationships.

     The Company has hired an outside consultant to act as its Year 2000 project manager. This consultant is directing the Company's efforts in identifying and resolving Y2K issues pursuant to a five-phase program for Year 2000 compliance. The five phases are as follows:

     (1) Awareness Phase. This phase included the development of a Project Management Plan ("PMP") to make the Company aware of the Y2K problem, identify potential Y2K issues in all areas of the Company and develop a plan of action to resolve these issues. This phase was completed in July 1998.

     (2) Assessment Phase. Completed in October 1998, this phase included generating a complete inventory of all software, hardware, processing equipment and embedded chips throughout the entire organization and identifying those items that were Y2K compliant and those that were not.

     (3) Renovation (Remedy) Phase. In this phase, strategies have been and will be developed for each item inventoried during the assessment phase to determine whether remedial action is required and, if so, whether the item should be eliminated, replaced, or updated. This phase will also include the determination of priorities and scheduling, including contingency plans for all critical items. Although originally scheduled for completion by February 1999, the Company now believes completion of this phase will be in March 1999.

     (4) Validation (Testing) Phase. In this phase, a test plan is developed and implemented to validate the remedies selected in the previous phase. Although originally scheduled for completion by March 1999, the Company now believes that this phase will be completed in April 1999.

     (5) Implementation Phase. This phase involves the use of the Y2K compliant inventory, development and implementation of additional plans to avoid Y2K problems and the development and finalizing of contingency plans. Although originally scheduled for completion by April 1999, the Company now believes completion of this phase will be in June 1999.

     At the present time, approximately 1,500 items have been inventoried consisting of software, hardware, processing equipment and embedded chips. Of these inventoried items, 74% are Y2K compliant, 20% are not compliant and fall into the renovation phase, and 6% are of unknown status or are still being evaluated. The Company believes that none of the items with unknown status and none of those items that are still being evaluated, are critical to the operations of the Company's business. All software, hardware, processing equipment and embedded chips are being prioritized based on critical business functions and the most critical will be scheduled for validation testing and implementation first.

     In the financial and information system area, the Company's core financial systems are not Y2K compliant, and the Company has begun a program of remediation and replacement utilizing an outside consultant as well as internal staff. The Company had previously indicated that it would be replacing its core financial systems at a cost of approximately $2.5 million. The Company has, however, reevaluated that strategy and determined that renovating the current system provides the least amount of risk in achieving compliance by April 1999. In addition to its core financial systems, certain subsidiary financial systems and other information systems will require replacement or renovation. The Company had previously identified the potential for approximately 4,000 man-hours of work to bring these financial and information systems into compliance at a cost of approximately $0.8 million. During the assessment phase, it was determined that the remediation of the Company's financial and information systems could be accomplished for significantly less than was originally estimated due to the development of a program methodology that simplified the modification of computer software code.

     Utilizing both internal staff and outside consultants, the remediation and replacement program for the core financial systems is well under way and is on target to meet the April 1999 deadline. To date, 50% of the targeted core financial and other related applications have been renovated, 10% are being replaced and 40% are in the process of being renovated. The Company believes that all critical issues have been identified in the financial and information system area, and that resources are available to bring these systems into compliance by the scheduled completion date.

     In the manufacturing and process area, the Company has completed an inventory of the software and hardware at all locations (including embedded chips, such as process controllers and chromatographs) and remediation is currently in process. In this area, 85% percent of the processes are compliant, 10% are being renovated and 5% have been scheduled for renovation. The Company believes that all critical issues have been identified in the manufacturing and process area and that resources are available to bring these systems into compliance. Although originally scheduled for completion by April 1999, the Company now believes completion of this phase will be in June 1999.

     In the business relationship area, the Company continues to correspond with its business partners in order to identify and resolve Y2K issues that may have an impact on operations. The Company has sent compliance questionnaires to over 1,400 business partners, 230 of which have been determined to be critical. The Company continues to follow up with those who have not responded. The critical business partners identified by the Company include, among others, utilities, pipeline companies, terminals, crude oil and other raw material suppliers, certain key customers, financial institutions, insurance companies and employee benefit plan administrators. To date, the Company has received 395 responses to its compliance questionnaires representing approximately 30% of all questionnaires sent. The Company has received responses from 25% of those business partners identified as being critical. The Company has not identified any significant problems relating to the responses it has received and analyzed to date.

     Remediation of the Y2K items identified by the Company is being accomplished using both internal and external manpower. The Company estimates that the total cost of the Y2K project will be between $600,000 and $800,000. Through December 31, 1998, the Company had expended approximately $300,000. The Company expects to fund its Y2K expenditures from operating cash flows and short-term borrowings if necessary. The total cost associated with required modifications to become Year 2000 compliant is not expected to be significant to the Company's financial position or results of operations.

     Contingency plans are in the process of being prepared for all of the Company's critical business processes in order to minimize any disruptions in these operations, allowing the Company to continue to function on January 1, 2000 and beyond. These plans are being developed to mitigate both internal risks as well as potential risks in the chain of the Company's suppliers and customers. The Company believes that the contingency planning process will be an ongoing one which will require modifications as the Company obtains additional information from its remediation and testing phases and about the status of third party Y2K readiness. Contingency plans are in various stages of completion. The Company will continue developing these plans over the next three months for all of its business units as it completes the renovation, validation and implementation phases of its Y2K compliance project.

     The Company continues to assess its most reasonably likely worst case Y2K scenario. It is the Company's belief that the greatest potential risk from the Y2K issue could be the inability of principal suppliers to be Y2K ready. This could result in delays in product deliveries from such suppliers and disruption of the distribution channel, including oil pipelines, transportation vendors and the Company's own distribution centers. Another significant potential risk is the general failure of systems and necessary infrastructure such as electricity supply. Contingency plans will be developed to address these scenarios.

     The Company believes that completed and planned modifications and replacements of its internal systems and equipment will allow it to be Y2K compliant in a timely manner. Due to the widespread nature of potential Y2K issues, however, there can be no assurance that all of the Company's Y2K issues will be identified and resolved in a timely manner, or that contingency plans will mitigate the effects of any noncompliance. In addition, there can be no assurance that third parties upon which the Company relies will be Y2K compliant in a timely manner or that the third parties' contingency plans will mitigate the effects of any noncompliance. Any significant long-term disruptions to the Company's business caused by noncompliance could have a material adverse effect on the Company's financial position and results of operations.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive and governmental factors affecting the Company's operations, markets, products, services and prices; the anticipated improvement of the Company's refining margins in 1999; the effects of programs to reduce operating expenses and increase purchasing power on the Company's operating results; the continued impact of the Conoco marketing alliance; the impact of the Company's new Mustang branding strategy and its new jobber/open dealer program; the impact of the mandated use of gasolines satisfying governmentally mandated specifications on the Company's operations; the availability of indemnification from third parties; the expansion of the Company's refining and retail operations through acquisition and construction; the completion of capital projects identified in the 1999 capital budget; the adequacy of the Company's environmental and tax reserves; the Company's ability to recover tax payments from third parties; the adequacy and cost of raw material supplies; the potential effects of various pipeline projects as they relate to the Company's market area and future profitability; the estimated cost of and ability of the Company or third parties on which it relies to become Y2K compliant; risks associated with certain covenants relating to its 9 3/4% Notes and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by this item is incorporated herein by reference to the section entitled "Other" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Giant Industries, Inc.
Scottsdale, Arizona

     We have audited the accompanying consolidated balance sheets of Giant Industries, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of earnings (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 4, 1999

                             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                                                              December 31,
                                                                         ---------------------
                                                                           1998        1997
                                                                         ---------   ---------
                                                                         (In thousands, except
                                                                       share and per share data)
ASSETS

Current assets:
  Cash and cash equivalents..........................................    $  55,697   $  82,592
  Receivables:
     Trade, less allowance for doubtful accounts of $460 and $464....       39,050      47,548
     Income tax refunds..............................................          417         248
     Other...........................................................       10,728       9,274
                                                                         ---------   ---------
                                                                            50,195      57,070
                                                                         ---------   ---------
  Inventories........................................................       51,349      57,598
  Prepaid expenses and other.........................................        7,860       7,016
  Deferred income taxes..............................................        6,625       2,800
                                                                         ---------   ---------
     Total current assets............................................      171,726     207,076
                                                                         ---------   ---------
Property, plant and equipment........................................      439,940     402,600
  Less accumulated depreciation and amortization.....................     (138,008)   (120,773)
                                                                         ---------   ---------
                                                                           301,932     281,827
                                                                         ---------   ---------
Goodwill, less accumulated amortization of $2,140 and $1,341.........       22,902      18,363
Other assets.........................................................       29,225      28,105
                                                                         ---------   ---------
                                                                         $ 525,785   $ 535,371
                                                                         =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt..................................    $   1,200   $     562
  Accounts payable...................................................       42,903      55,546
  Accrued expenses...................................................       36,519      39,243
                                                                         ---------   ---------
     Total current liabilities.......................................       80,622      95,351
                                                                         ---------   ---------
Long-term debt, net of current portion...............................      282,484     275,557
Deferred income taxes................................................       26,793      25,887
Other liabilities and deferred income................................        8,184       5,109
Commitments and contingencies (Notes 17 and 18)
Stockholders' equity:
  Preferred stock, par value $.01 per share,
    10,000,000 shares authorized, none issued
  Common stock, par value $.01 per share, 50,000,000
    shares authorized, 12,232,367 shares issued......................          122         122
  Additional paid-in capital.........................................       72,699      72,699
  Retained earnings..................................................       69,391      73,256
                                                                         ---------   ---------
                                                                           142,212     146,077
  Less common stock in treasury - at cost,
    1,393,600 and 1,239,100 shares...................................      (14,510)    (12,610)
                                                                         ---------   ---------
                                                                           127,702     133,467
                                                                         ---------   ---------
                                                                         $ 525,785   $ 535,371
                                                                         =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

                                                               Year Ended December 31,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
                                                        (In thousands, except per share data)
Net revenues.......................................   $   642,504    $   657,278    $   499,184
Cost of products sold..............................       465,605        487,748        361,864
                                                      -----------    -----------    -----------
Gross margin.......................................       176,899        169,530        137,320

Operating expenses.................................       102,538         85,177         64,315
Depreciation and amortization......................        29,166         23,991         17,673
Selling, general and administrative expenses.......        25,288         19,256         15,602
                                                      -----------    -----------    -----------
Operating income...................................        19,907         41,106         39,730
Interest expense...................................       (25,464)       (18,139)       (12,318)
Interest and investment income.....................         1,831          2,133            771
                                                      -----------    -----------    -----------
Earnings (loss) from continuing operations
  before income taxes..............................        (3,726)        25,100         28,183
Provision (benefit) for income taxes...............        (1,509)         9,806         11,132
                                                      -----------    -----------    -----------
Earnings (loss) from continuing operations.........        (2,217)        15,294         17,051

Discontinued operations:
  Loss on disposal of oil and gas
    operations (net of taxes)......................                                         (13)
                                                      -----------    -----------    -----------
Net earnings (loss)................................   $    (2,217)   $    15,294    $    17,038
                                                      ===========    ===========    ===========
Earnings (loss) per common share - basic:
  Continuing operations............................   $     (0.20)   $      1.38    $      1.52
  Discontinued operations..........................
                                                      -----------    -----------    -----------
  Net earnings (loss)..............................   $     (0.20)   $      1.38    $      1.52
                                                      ===========    ===========    ===========
Earnings (loss) per common share
  - assuming dilution:
  Continuing operations............................   $     (0.20)   $      1.37    $      1.50
  Discontinued operations..........................
                                                      -----------    -----------    -----------
  Net earnings (loss)..............................   $     (0.20)   $      1.37    $      1.50
                                                      ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                    GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                        Unearned
                                                                        compen-
                                    Common stock                        sation                          Total
                                  ---------------- Additional           related to    Treasury stock    stock-
                                    Shares    Par   paid-in   Retained  restricted  ------------------- holders'
                                    issued   value  capital   earnings    stock      Shares     Cost    equity
                                  ---------- ----- ---------- --------  ----------  --------- --------- --------
                                                        (In thousands, except number of shares)
Balances, January 1, 1996.......  12,188,629  $122  $72,389   $45,373    $ (151)      939,500 $ (8,001) $109,732
Purchase of treasury stock......                                                      184,000   (2,784)   (2,784)
Stock options exercised.........      32,750            216                                                  216
Compensation related to
  restricted stock awards.......                         12                 151                              163
Restricted stock award
  fractional shares
  redeemed/canceled.............        (12)
Dividends declared
  - $0.20 per share.............                               (2,241)                                    (2,241)
Net earnings....................                               17,038                                     17,038
                                  ----------  ----  -------   -------    ------     --------- --------  --------
Balances, December 31, 1996.....  12,221,367   122   72,617    60,170               1,123,500  (10,785)  122,124
Purchase of treasury stock......                                                      115,600   (1,825)   (1,825)
Stock options exercised.........      11,000             82                                                   82
Dividends declared
  - $0.20 per share.............                               (2,208)                                    (2,208)
Net earnings....................                               15,294                                     15,294
                                  ----------  ----  -------   -------    ------     --------- --------  --------
Balances, December 31, 1997.....  12,232,367   122   72,699    73,256               1,239,100  (12,610)  133,467
Purchase of treasury stock......                                                      154,500   (1,900)   (1,900)
Dividends declared
  - $0.15 per share.............                               (1,648)                                    (1,648)
Net loss........................                               (2,217)                                    (2,217)
                                  ----------  ----  -------   -------    ------     --------- --------  --------
Balances, December 31, 1998.....  12,232,367  $122  $72,699   $69,391    $          1,393,600 $(14,510) $127,702
                                  ==========  ====  =======   =======    ======     ========= ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                                GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year Ended December 31,
                                                                    --------------------------------
                                                                      1998        1997        1996
                                                                    --------    --------    --------
                                                                               (In thousands)
Cash flows from operating activities:
  Net earnings (loss)...........................................    $ (2,217)   $ 15,294    $ 17,038
  Adjustments to reconcile net earnings (loss) to
     net cash provided by continuing operating activities:
     Loss from discontinued operations..........................                                  13
     Depreciation and amortization..............................      29,166      23,991      17,673
     Deferred income taxes......................................      (2,920)      5,681       6,514
     Restricted stock award compensation........................                                 163
     Other......................................................         445      (1,756)        543
     Changes in operating assets and liabilities:
       Decrease (increase) in receivables.......................       7,028      (7,876)     (6,718)
       Decrease (increase) in inventories.......................       5,811     (13,494)      4,355
       (Increase) decrease in prepaid expenses and other........        (867)       (156)        647
       (Decrease) increase in accounts payable..................     (12,596)      2,784       1,644
       Increase in accrued expenses.............................       3,042       6,824         883
                                                                    --------    --------    --------
Net cash provided by continuing operating activities............      26,892      31,292      42,755
                                                                    --------    --------    --------
Cash flows from investing activities:
  Acquisition of businesses, net of cash received...............     (38,205)    (47,168)
  Purchases of property, plant and equipment and other assets...     (60,320)    (35,752)    (27,468)
  Refinery acquisition contingent payment.......................      (7,243)     (6,910)
  Proceeds from sale-leaseback transaction......................      50,124
  Proceeds from sale of property, plant and
    equipment and other assets..................................       3,816       4,606       4,587
  Investment in note receivable.................................      (5,000)
  Proceeds from sale of discontinued operations.................                              24,106
  Net cash used by discontinued operations......................                              (3,831)
                                                                    --------    --------    --------
Net cash used by investing activities...........................     (56,828)    (85,224)     (2,606)
                                                                    --------    --------    --------
Cash flows from financing activities:
  Proceeds of long-term debt....................................      46,000     283,100      10,000
  Payments of long-term debt....................................     (38,435)   (151,924)    (42,218)
  Purchase of treasury stock....................................      (1,900)     (1,825)     (2,784)
  Deferred financing costs......................................        (425)     (3,319)
  Payment of dividends..........................................      (2,199)     (2,218)     (2,284)
  Proceeds from exercise of stock options.......................                      82         216
                                                                    --------    --------    --------
Net cash provided (used) by financing activities................       3,041     123,896     (37,070)
                                                                    --------    --------    --------
Net (decrease) increase in cash and cash equivalents............     (26,895)     69,964       3,079
Cash and cash equivalents:
  Beginning of year.............................................      82,592      12,628       9,549
                                                                    --------    --------    --------
  End of year...................................................    $ 55,697    $ 82,592    $ 12,628
                                                                    ========    ========    ========

     Significant Noncash Investing and Financing Activities. During 1998, approximately $2,039,000 was incurred as a contingent payment related to the 1995 acquisition of the Bloomfield refinery. During 1997, the Company exchanged an office building and a truck maintenance shop with net book values totaling approximately $1,300,000 and recorded $22,904,000 for capital leases as part of the acquisition of the Thriftway Assets. In addition, approximately $7,243,000 was incurred as a contingent payment related to the acquisition of the Bloomfield refinery. During 1996, the Company accrued $2,250,000 for estimated preacquisition environmental liabilities assumed and $6,910,000 was incurred as a contingent payment, both related to the acquisition of the Bloomfield refinery.

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

     At December 31, 1998, the Company owned and/or operated 166 retail service station/convenience stores and a travel center.
These operations sell gasoline, diesel fuel and merchandise to the general public.

     In addition, through Phoenix Fuel, the largest independent petroleum products distributor in the state of Arizona, the Company distributes gasoline, diesel fuel and various lubricants to industrial and commercial accounts.

     (See Notes 2 and 3 for further discussion of operations and recent acquisitions and dispositions.)

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Giant and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

INVENTORIES

     Inventories are stated at the lower of cost or market. Costs for crude oil and refined products produced by the refineries, and the lubricants, refined products and other merchandise of Phoenix Fuel, are determined by the last-in, first-out ("LIFO") method. Costs for exchange and terminal refined products and shop supplies are determined by the first-in, first-out ("FIFO") method. Costs for merchandise inventories at retail locations are determined by the retail inventory method.

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

TREASURY STOCK

     The Company's Board of Directors has authorized the repurchase of up to 2,500,000 shares of the Company's common stock. These purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. Through the end of 1998, the Company had repurchased 1,393,600 shares at a cost of approximately $14,510,000. These shares are being treated as treasury shares. At December 31, 1998, the Company was unable to repurchase additional shares of common stock under this program due to restrictions under the Indenture supporting its 9 3/4% senior subordinated notes.

ENVIRONMENTAL EXPENDITURES

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Environmental liabilities are not discounted to their present value and are recorded without consideration of potential recoveries from third parties. Subsequent adjustments to estimates, which may be significant, may be made as more refined information becomes available or as circumstances change. (See Note 18.)

INCOME TAXES

     The provision for income taxes is based on earnings reported in the financial statements. Deferred income taxes are provided to reflect temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes, as well as the effects of tax credits.

EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per share are calculated in accordance with the Financial Accounting Standards Board ("FASB") SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per common share is computed on the weighted average number of shares of common stock outstanding during each period. Earnings (loss) per common share assuming dilution is computed on the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method, unless such calculation is antidilutive. (See Note 5.)

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective for Giant's financial statements as of January 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities record all derivatives as either assets or liabilities, measured at fair value, with any change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency- denominated forecasted transaction.

     Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. The Company has not completed evaluating the effects this Statement will have on its financial reporting and disclosures.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which is effective for fiscal 1998. This Statement establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for disclosures about products and services, geographic areas and major customers. The Company has implemented this Statement and the required disclosures are made in Note 2.

     In June 1997, the FASB also issued SFAS No. 130, "Reporting Comprehensive Income", which became effective in fiscal 1998. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of a statement of financial position. The Company has adopted this statement, but has no items of other comprehensive income for the periods presented in these financial statements.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1997 and 1996 financial statements and notes to conform to the statement classifications used in 1998.

NOTE 2--COMPANY OPERATIONS:

     In 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which the Company implemented effective December 31, 1998. This Statement establishes new standards for defining the Company's segments and disclosing information about them. It requires that the segments be based on management's internal organizational decision-making structure.

     The Company is organized into three operating segments based on manufacturing and marketing criteria. These segments are the Refining Group, the Retail Group and Phoenix Fuel. A description of each segment and principal products and operations are as follows:

     -- Refining Group: The Refining Group consists of the Company's two refineries, its fleet of crude oil and finished product truck transports, its crude oil pipeline gathering operations and its finished product terminaling operations. The Company's two refineries manufacture various grades of gasoline, diesel fuel, jet fuel and other products from crude oil, other feedstocks and blending components. These products are sold through company-operated retail facilities, independent wholesalers and retailers, industrial/commercial accounts and sales and exchanges with major oil companies. Crude oil, other feedstocks and blending components are purchased from third party suppliers.

     -- Retail Group: The Retail Group consists of service station/convenience stores and one travel center. These operations sell various grades of gasoline, diesel fuel, general merchandise and food products to the general public through retail locations. The petroleum fuels sold by the Retail Group are supplied by the Refining Group, which either manufactures these refined products or acquires them through exchange arrangements, third party purchases, or from Phoenix Fuel. General merchandise and food products are obtained from third party suppliers.

     -- Phoenix Fuel: Phoenix Fuel is an industrial/commercial petroleum fuels and lubricants distribution operation, which includes a number of bulk distribution plants, an unattended fleet fueling ("cardlock") operation and a fleet of finished product truck transports. The petroleum fuels and lubricants sold are primarily obtained from third party suppliers and to a lesser extent from the Refining Group.

     Operations that are not included in any of the three segments are included in the category "Other" and consist primarily of corporate office operations, including selling, general and administrative expenses of $24,412,000, $17,863,000 and $16,125,000 for 1998, 1997 and 1996, respectively.

     Operating income for each segment consists of net revenues less cost of products sold, operating expenses, depreciation and amortization and the segment's selling, general and administrative expenses. The sales between segments are made at market prices. Cost of products sold reflect current costs adjusted for LIFO and lower of cost or market inventory adjustments.

     The total assets of each segment consist primarily of net property, plant and equipment, inventories, accounts receivable and other assets directly associated with the segment's operations. Included in the total assets of the corporate office operations are a majority of the Company's cash and cash equivalents, various accounts receivable, net property, plant and equipment and other long-term assets.

     Disclosures regarding the Company's reportable segments under SFAS No. 131 with reconciliations to consolidated totals are presented on the following page.

SEGMENT DISCLOSURES:

                                       As of and for the Year Ended December 31, 1998     (In thousands)
                                       -----------------------------------------------------------------
                                       Refining   Retail    Phoenix            Reconciling
                                        Group     Group      Fuel     Other      Items      Consolidated
                                       --------  --------  --------  -------   -----------  ------------
Customer net revenues...............   $181,033  $271,775  $189,168  $    528                 $642,504
Intersegment net revenues...........    131,599     1,876     7,343             $(140,818)
                                       --------  --------  --------  --------   ---------     --------
Total net revenues..................   $312,632  $273,651  $196,511  $    528   $(140,818)    $642,504
                                       --------  --------  --------  --------   ---------     --------
Operating income....................   $ 24,994  $ 14,017  $  4,780  $(23,884)                $ 19,907
Interest expense....................                                                           (25,464)
Interest income.....................                                                             1,831
                                                                                              --------
Loss from continuing
 operations before income taxes.....                                                          $ (3,726)
                                                                                              --------
Depreciation and amortization.......   $ 14,305  $  9,298  $  1,976  $  3,587                 $ 29,166
Total assets........................   $241,898  $123,086  $ 64,315  $ 96,486                 $525,785
Capital expenditures................   $ 40,763  $ 16,325  $  2,180  $    934                 $ 60,202

                                       As of and for The Year Ended December 31, 1997     (In thousands)
                                       -----------------------------------------------------------------
                                       Refining   Retail    Phoenix            Reconciling
                                        Group     Group      Fuel     Other      Items      Consolidated
                                       --------  --------  --------  -------   -----------  ------------
Customer net revenues...............   $309,940  $214,864  $132,047  $    427                 $657,278
Intersegment net revenues...........    118,748     1,994     4,496             $(125,238)
                                       --------  --------  --------  --------   ---------     --------
Total net revenues..................   $428,688  $216,858  $136,543  $    427   $(125,238)    $657,278
                                       --------  --------  --------  --------   ---------     --------
Operating income....................   $ 47,873  $  7,155  $  3,514  $(17,436)                $ 41,106
Interest expense....................                                                           (18,139)
Interest income.....................                                                             2,133
                                                                                              --------
Earnings from continuing
 operations before income taxes.....                                                          $ 25,100
                                                                                              --------
Depreciation and amortization.......   $ 13,740  $  6,494  $    935  $  2,822                 $ 23,991
Total assets........................   $229,663  $128,200  $ 65,227  $112,281                 $535,371
Capital expenditures................   $ 19,366  $ 11,790  $  1,696  $  2,343                 $ 35,195

                                       As of and for The Year Ended December 31, 1996     (In thousands)
                                       -----------------------------------------------------------------
                                       Refining   Retail    Phoenix            Reconciling
                                        Group     Group      Fuel     Other      Items      Consolidated
                                       --------  --------  --------  -------   -----------  ------------
Customer net revenues...............   $339,479  $159,332            $    373                 $499,184
Intersegment net revenues...........     97,933     1,456                       $ (99,389)
                                       --------  --------  --------  --------   ---------     --------
Total net revenues..................   $437,412  $160,788            $    373   $ (99,389)    $499,184
                                       --------  --------  --------  --------   ---------     --------
Operating income....................   $ 51,835  $  3,647            $(15,752)                $ 39,730
Interest expense....................                                                           (12,318)
Interest income.....................                                                               771
                                                                                              --------
Earnings from continuing
 operations before income taxes.....                                                          $ 28,183
                                                                                              --------
Depreciation and amortization.......   $ 11,690  $  4,215            $  1,768                 $ 17,673
Capital expenditures................   $ 12,354  $ 14,018            $    704                 $ 27,076


The Company had no customers whose revenues exceeded 10% of consolidated net revenues.

NOTE 3--ACQUISITIONS AND DISPOSITIONS:

     In February 1998, the Company purchased seven service station/convenience stores, two cardlock commercial fleet fueling facilities, a gasoline and diesel storage bulk plant and related transportation equipment from DeGuelle Oil Company and DeGuelle Enterprises (the "DeGuelle Assets") for $9,750,000. All of the facilities are located in southwestern Colorado and are supplied by the Company's refineries. For the fiscal year ended December 31, 1997, prior to the purchase by the Company, these operations had sales of approximately 10,000,000 gallons of gasoline and diesel fuel in addition to 35,000 gallons of lubricants.

     In April 1998, the Board of Directors of the Company approved an Agreement and Plan of Merger (the "Merger Agreement") whereby Holly Corporation ("Holly") would be merged with and into Giant (the "Merger"). The Merger was subject to various conditions stated in the Merger Agreement. On September 1, 1998, Giant and Holly mutually agreed to terminate the proposed Merger after considering various factors, including the inability of the companies to reach a satisfactory resolution of concerns expressed by the Federal Trade Commission relative to the possible impact of the Merger on portions of the market served by the companies and uncertainty caused by a lawsuit filed against Holly by Longhorn Partners Pipeline, L.P. For the year ended December 31, 1998, the Company wrote off approximately $1,400,000 of costs incurred in connection with the proposed Merger. These costs were primarily for fees paid to investment bankers, attorneys, accountants and regulatory agencies, and printing and distribution costs related to documents delivered to shareholders.

     In July 1998, the Company completed the acquisition of thirty-two service station/convenience stores, equipment, fuel truck/transports, and undeveloped real estate from Kaibab Industries, Inc. (the "Kaibab Assets") for approximately $28,400,000. The retail units, located throughout Arizona, include fifteen in the greater Phoenix area and eleven in the Tucson market, with the balance located primarily in southern and eastern Arizona. These units had sales of approximately 70,000,000 gallons of refined petroleum products for the fiscal year ended September 30, 1997.

     In May 1997, the Company completed the acquisition of ninety-six retail service station/convenience stores, seven additional retail locations for future development, certain petroleum transportation and maintenance assets, options to acquire service station/convenience stores and other related assets (the "Thriftway Assets"). The assets were acquired from Thriftway Marketing Corp. and Clayton Investment Company and from entities related to such sellers (collectively, "Thriftway").

     Thirty-two of the Thriftway service station/convenience stores, as well as the seven retail locations for future development, the transportation and maintenance assets, the options to acquire service station/convenience stores and other related assets were purchased for approximately $19,100,000 in cash and for an office building and a truck maintenance shop with net book values totaling approximately $1,300,000. The remaining sixty-four service station/convenience stores and related assets were leased for a period of ten years with options to purchase them during the ten year period for approximately $22,904,000. The lease obligations were accounted for as capital leases. During 1998, the Company purchased fifty-four of these retail service station/convenience stores for approximately $14,669,000. The remaining 10 stores continue to be leased under the original terms, and the Company intends to purchase them pursuant to the options to purchase during the remaining lease period for approximately $8,235,000.

     The service station/convenience stores acquired from Thriftway are retail outlets that sell various grades of gasoline, diesel fuel and merchandise to the general public and are located in New Mexico, Arizona, Colorado and Utah, in or adjacent to the Company's primary market area.

     The Company also entered into a consignment agreement with Thriftway to supply finished product to sixteen service station/convenience stores operated by Thriftway which are located on the Navajo, Ute and Zuni Indian Reservations and has options to purchase these service station/convenience stores. The Company has also entered into long-term supply arrangements with Thriftway to provide gasoline and diesel fuel to other service stations in the area that will continue to be operated by Thriftway.

     In late 1997, the Company entered into an arrangement to sell some of the ninety-six units and additional retail locations acquired or leased from Thriftway. Sixteen of these units and two of the additional retail locations were sold in early 1998 for approximately $1,700,000.

     In June 1997, the Company purchased all of the issued and outstanding common stock of Phoenix Fuel from J. W. Wilhoit, as Trustee of the Wilhoit Trust Agreement dated December 26, 1974 and other related entities for approximately $30,000,000 in cash.

     Phoenix Fuel is an independent industrial/commercial petroleum products distributor with wholesale and cardlock fuel sales. Products sold include gasoline, diesel fuel, burner fuel, jet fuel, aviation fuel and kerosene. In addition, Phoenix Fuel distributes oil and lubricants such as motor oil, hydraulic oil, gear oil, cutting oil and grease.

     At December 31, 1998, Phoenix Fuel had eight bulk petroleum distribution plants, twenty-one cardlock fueling operations, a lubricant storage and distribution facility and operated a fleet of thirty-four finished product truck transports. These assets and related operations are located throughout the state of Arizona.

     All of the acquisitions have been accounted for using the purchase method. Accordingly, the Company's purchase price has been allocated to acquired assets and assumed liabilities based on estimated fair values. Results of operations of the acquired businesses from their respective dates of acquisition have been included in the Company's Consolidated Statements of Earnings
(Loss) for the years ended December 31, 1998 and 1997. The Company recorded goodwill of approximately $17,000,000 for the acquisition of Phoenix Fuel, $4,600,000 for the acquisition of the Kaibab Assets and $1,700,000 for the acquisition of the Thriftway Assets. The Company is amortizing goodwill related to the Phoenix Fuel acquisition over 30 years and goodwill related to the Kaibab and Thriftway Assets over 15 years.

     The Thriftway and Phoenix Fuel acquisitions were funded under the Company's unsecured credit agreement, as amended, with a group of banks. This facility was replaced in 1998 with a secured credit agreement. The amounts borrowed were subsequently repaid with the issuance of $150,000,000 of 9% senior subordinated notes (the "9% Notes") in August 1997. The proceeds of the 9% Notes were also used for the DeGuelle and Kaibab acquisitions and the purchase of the assets related to the Thriftway capital lease obligations.

     The following unaudited pro forma information for the years ended December 31, 1998 and 1997 combine the historical financial information for the Company, the Kaibab Assets, the DeGuelle Assets, the Thriftway Assets and Phoenix Fuel assuming these acquisitions were consummated at the beginning of the periods presented, as well as the sale of the 9% Notes and the application of the proceeds as described in Note 10, assuming such transaction had occurred at the beginning of the periods. The unaudited pro forma information includes the results of operations of the Company, the Kaibab Assets, the DeGuelle Assets, the Thriftway Assets and Phoenix Fuel, along with adjustments which give effect to events that are directly attributable to the transactions and which are expected to have a continuing impact.

                                                                              Pro Forma
                                                                       (Unaudited, In thousands,
                                                                        except per share data)
                                                                       ------------------------
                                                                          1998          1997
                                                                       ----------    ----------
Net revenues.......................................................     $668,506      $904,229
Earnings (loss) from continuing operations before income taxes.....     $ (2,163)     $ 26,759
Net earnings (loss)................................................     $ (1,279)     $ 16,298
Net earnings (loss) per common share - basic.......................     $  (0.12)     $   1.47
Net earnings (loss) per common share - assuming dilution...........     $  (0.12)     $   1.46

     This unaudited pro forma financial information does not purport to represent the results of operations that actually would have resulted had the purchases occurred on the date specified, nor should it be taken as indicative of the future results of operations.

     In December 1998, the Company and Franchise Finance Corporation of America ("FFCA") completed a sale-leaseback transaction. Under the terms of the Sale and Lease Agreement (the "Agreement"), FFCA purchased eighty-three service station/convenience stores from the Company for approximately $51,800,000, including six of the seven DeGuelle Asset units and twenty-six of the Kaibab Asset units, with the remainder having been acquired as part of the acquisition of the Thriftway Assets. The Company in turn leased the eighty-three service station/convenience stores back from FFCA under an operating lease arrangement with an initial term of fifteen years and three separate options to continue the lease for successive periods of five years. Initial annual rental payments under the lease agreement are approximately $5,100,000 and will be adjusted upward by six percent on the second anniversary of the Agreement and every second anniversary thereafter, on a compounded basis, during the initial lease term and any extension thereof. The Company has a right of first refusal to acquire the leased assets upon an offer to purchase the assets by a third party. Net proceeds to the Company, after expenses, were approximately $50,100,000. The Company recorded a gain of approximately $4,000,000 on the sale of the assets. This gain has been deferred and will be amortized over the initial lease period of fifteen years. The deferred gain is included in "Other Liabilities and Deferred Income" in the Company's Consolidated Balance Sheet at December 31, 1998.

     In accordance with the Indentures supporting the Company's 9% Notes and $100,000,000 of 9 3/4% senior subordinated notes (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"), the Company must either use the net proceeds from the FFCA transaction to make a permanent reduction in senior indebtedness (as defined in the respective Indentures), or make an investment in capital assets used in the Company's principal business (as defined in the respective Indentures). The Company has 360 days in which to use the net proceeds for such a purpose under the terms of the Indenture supporting the 9% Notes, and has 270 days under the terms of the Indenture supporting the 9 3/4% Notes. In each case, upon completion of the specified period, if all of the net proceeds have not been used for such a purpose, the Company may be obligated, under certain circumstances, to repurchase the respective Notes with the unused portion. The Company anticipates that it will use the net proceeds from the FFCA transaction to invest in capital assets or to reduce senior indebtedness before the applicable periods expire.

     In December 1997, the Company completed the sale of its ethanol processing plant in Portales, New Mexico for $4,000,000 in cash. The Company incurred a pretax loss of approximately $1,200,000 on the disposition. In 1997 and 1996, the Company incurred expenses of approximately $307,000 and $468,000, respectively, to maintain this facility in addition to approximately $606,000 and $683,000, respectively, in depreciation.

     In October 1995, the Company completed the purchase of the Bloomfield refinery along with related pipeline and transportation assets for $55,000,000 from Gary-Williams Energy Co. and its wholly-owned subsidiary, Bloomfield Refining Company ("BRC"). The purchase agreement provides for potential contingent payments to be made to BRC over approximately six years from the acquisition date, not to exceed a present value of $25,000,000, should certain criteria be met. These contingent payments are considered to be additional purchase price and will be allocated to the assets acquired in the same proportions as the original purchase price was allocated, not to exceed the estimated current replacement cost, and amortized over the estimated remaining life of the assets. At December 31, 1998, 1997 and 1996, the Company had accrued $2,039,000, $7,243,000, and $6,910,000, respectively, under this arrangement relating to 1998, 1997 and 1996 operations. In addition, the Company accrued $2,250,000 in 1996 relating to certain environmental obligations assumed in the purchase, which amount was also considered to be additional purchase price.

NOTE 4--DISCONTINUED OPERATIONS:

     In August 1996, the Company completed the sale of substantially all of its oil and gas assets for $25,500,000. The transaction was structured so that the Company retained only the oil and gas properties that would generate future coal seam gas tax credits under Section 29 of the Internal Revenue Code. As the reserves related to these properties are produced by the buyer, the tax credits generated are realized by the Company and can be used to offset taxable income.

NOTE 5--EARNINGS PER SHARE:

     As discussed in Note 1, the following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for earnings (loss) from continuing operations as required by SFAS No. 128:


                                                                     Year Ended December 31,
                            ----------------------------------------------------------------------------------------------------
                                          1998                              1997                              1996
                            --------------------------------  --------------------------------  --------------------------------
                                                       Per                               Per                               Per
                               Loss         Shares    Share    Earnings      Shares     Share    Earnings      Shares     Share
                            (Numerator) (Denominator) Amount  (Numerator) (Denominator) Amount  (Numerator) (Denominator) Amount
                            ----------- ------------- ------  ----------- ------------- ------  ----------- ------------- ------
Earnings (loss) per common
  share - basic
  Earnings (loss) from
    continuing operations   $(2,217,000) 10,950,991   $(0.20) $15,294,000  11,050,853   $1.38   $17,051,000  11,220,380   $1.52
  Effect of dilutive
    stock options                                 *                           124,041                           115,964
                            -----------  ----------   ------  -----------  ----------   -----    ----------  ----------   -----
Earnings (loss) per common
  share - assuming dilution
  Earnings (loss) from
    continuing  operations  $(2,217,000) 10,950,991   $(0.20) $15,294,000  11,174,894   $1.37   $17,051,000  11,336,344   $1.50
                            ===========  ==========   ======  ===========  ==========   =====    ==========  ==========   =====


*The additional shares would be antidilutive due to the net loss.

     There were no transactions subsequent to December 31, 1998, that if the transactions had occurred before December 31, 1998, would materially change the number of common shares or potential common shares outstanding as of December 31, 1998.

NOTE 6 NOTE RECEIVABLE:

     During the year ended December 31, 1998, the Company loaned $5,000,000 to its Chairman and Chief Executive Officer. The Company's initial loan in the amount of $4,000,000 was subsequently increased by $1,000,000. The loan is evidenced by an unsecured promissory note bearing interest at prime plus 2% on $4,000,000 from September 17, 1998 through December 22, 1998, and prime plus 3% on $5,000,000 thereafter. An initial interest payment was paid on February 28, 1999 for interest due through December 31, 1998. Subsequent interest is due and payable semi-annually on each June 30 and December 31 of each year until February 28, 2001, at which time all outstanding principal and interest is fully due and payable. This loan is included in "Other Assets" in the Company's Consolidated Balance Sheet at December 31, 1998.

NOTE 7--INVENTORIES:

     Inventories consist of the following:

                                                  December 31,
                                              -------------------
                                               1998        1997
                                              -------     -------
                                                 (In thousands)
First-in, first-out ("FIFO") method:
  Crude oil..............................     $ 8,419     $12,736
  Refined products.......................      17,956      25,562
  Refinery and shop supplies.............       9,648       7,530
  Merchandise............................       4,568       4,640
Retail method:
  Merchandise............................       7,460       5,840
                                              -------     -------
     Subtotal............................      48,051      56,308
Adjustment for last-in,
  first-out ("LIFO") method..............      14,758       4,220
Allowance for lower of cost or market....     (11,460)     (2,930)
                                              -------     -------
     Total...............................     $51,349     $57,598
                                              =======     =======

     The portion of inventories valued on a LIFO basis totaled $30,423,000 and $37,714,000 at December 31, 1998 and 1997,
respectively. The following data will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at December 31, 1998, 1997 and 1996, net earnings and basic earnings per share for the years ended December 31, 1998, 1997 and 1996 would have been (lower) higher by $(777,000) and $(0.07), $(3,705,000) and $(0.34), and $2,883,000 and $0.26, respectively.

NOTE 8--PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment, at cost, consist of the following:

                                                      December 31,
                                                 ---------------------
                                                    1998        1997
                                                 ---------   ---------
                                                    (In thousands)
Land and improvements.........................   $  28,321   $  29,354
Buildings and improvements....................      92,701      96,817
Machinery and equipment.......................     246,615     203,726
Pipelines.....................................      10,088       9,789
Furniture and fixtures........................      23,108      28,658
Vehicles......................................      10,160      10,620
Construction in progress......................      28,947      23,636
                                                 ---------   ---------
    Subtotal..................................     439,940     402,600
Accumulated depreciation and amortization.....    (138,008)   (120,773)
                                                 ---------   ---------
    Total.....................................   $ 301,932   $ 281,827
                                                 =========   =========

NOTE 9--ACCRUED EXPENSES:

     Accrued expenses are comprised of the following:

                                                            December 31,
                                                         -----------------
                                                          1998       1997
                                                         -------   -------
                                                          (In thousands)
Excise taxes.........................................    $12,264   $ 9,926
Bloomfield refinery acquisition contingent payment...      2,039     7,243
Payroll and related costs............................      6,082     5,240
Bonus, profit sharing and retirement plans...........      2,725     2,880
Interest.............................................      6,364     6,223
Other................................................      7,045     7,731
                                                         -------   -------
     Total                                               $36,519   $39,243
                                                         =======   =======

NOTE 10--LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                               December 31,
                                                          ---------------------
                                                            1998        1997
                                                          --------    --------
                                                             (In thousands)
9% senior subordinated notes, due 2007,
  interest payable semi-annually........................  $150,000    $150,000
9 3/4% senior subordinated notes, due
  2003, interest payable semi-annually..................   100,000     100,000
Secured credit agreement, due 2001, floating
  interest rate, interest payable quarterly.............    24,000
Capital lease obligations, 11.3%, due through
  2007, interest payable monthly........................     8,235      22,904
Notes payable to others, collateralized by
  real estate, 9 3/4%, due 1999,
  interest payable monthly..............................       950       1,193
Other...................................................       499       2,022
                                                          --------    --------
    Subtotal............................................   283,684     276,119
Less current portion....................................    (1,200)       (562)
                                                          --------    --------
    Total...............................................  $282,484    $275,557
                                                          ========    ========

     During August 1997, the Company issued the 9% Notes. The net proceeds of the 9% Notes, after deducting expenses and initial purchasers discounts, were approximately $146,800,000. Approximately $73,600,000 of the proceeds were used to repay outstanding indebtedness. The remaining proceeds of approximately $73,200,000 were used for the purchase of service station/convenience stores subject to capital lease obligations, for the acquisition of the Kaibab and DeGuelle Assets, and for general corporate purposes. Interest on the 9% Notes is payable semi-annually on March 1 and September 1, commencing March 1, 1998.

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


     The Indentures supporting the Notes contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, to incur or guarantee debt, to pay dividends, to repurchase shares of the Company's common stock, to sell certain assets or subsidiary stock, to engage in certain mergers, to engage in certain transactions with affiliates or to alter the Company's current line of business. At December 31, 1998, the Company was in compliance with the covenants relating to the 9% Notes, but was not in compliance with the covenants relating to the 9 3/4% Notes. At December 31, 1998, the terms of the Indenture supporting the 9 3/4% Notes restricted the amount of money the Company could borrow. This amount is the greater of $40,000,000 or the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories as defined in the Indenture. At December 31, 1998, this amount was approximately $73,500,000. In addition, the Company is not able to make any restricted payments as defined in the Indenture as long as the terms of the Indenture are not met. This includes the payment of dividends and the repurchase of shares of the Company's common stock. In addition, subject to certain conditions, the Company is obligated to offer to purchase a portion of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, the Company would be required to offer to purchase all of the Notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At December 31, 1998, retained earnings available for dividends under the most restrictive terms of the Indentures was approximately $8,626,000.

     On December 23, 1998, the Company entered into a $65,000,000 secured Credit Agreement (the "Credit Agreement") due December 23, 2001, with Bank of America National Trust and Savings Association, Union Bank of California, N.A. and Bank One, Arizona, N.A. This Credit Agreement, a revolving loan agreement, is primarily a working capital and letter of credit facility and is secured by eligible accounts receivable and inventories as defined in the Credit Agreement. In addition, the Company is able to borrow up to $9,000,000 to exercise its purchase rights in connection with the Thriftway Assets that are currently subject to capital lease obligations, and up to $10,000,000 for other acquisitions as defined in the Credit Agreement. The availability of funds under this facility is the lesser of (i) $65,000,000, or
(ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At December 31, 1998, the availability of funds under the Credit Agreement was approximately $49,000,000. There were $24,000,000 of direct borrowings outstanding under this facility at December 31, 1998, and there were approximately $12,800,000 of irrevocable letters of credit outstanding, primarily to secure purchases of raw materials. At March 1, 1999, no direct borrowings were outstanding and approximately $12,800,000 of irrevocable letters of credit were outstanding.

     The interest rate applicable to the Credit Agreement is tied to various short-term indices. At December 31, 1998, this rate was approximately 6.5% per annum. The Company is required to pay a quarterly commitment fee ranging from 0.325% to 0.500% per annum of the unused amount of the facility. The exact rate depends on meeting certain conditions in the Credit Agreement.

     The Credit Agreement contains certain covenants and restrictions which require the Company to, among other things, maintain a minimum consolidated net worth, a minimum interest coverage ratio, and a maximum capitalization ratio. It also places limits on investments, dispositions of assets, prepayments of senior subordinated debt, guarantees, liens and restricted payments. At December 31, 1998, the Company was in compliance with the Credit Agreement covenants and was not aware of any noncompliance with the other terms of the Credit Agreement. The Credit Agreement is guaranteed by all of the Company's direct and indirect wholly-owned subsidiaries.

     In 1997, as part of the acquisition of the Thriftway Assets, the Company leased sixty-four service stations/convenience stores for a period of ten years with options to purchase the assets during the ten year period for approximately $22,904,000. During 1998, the Company purchased fifty-four of these retail service station/convenience stores for approximately $14,669,000. The remaining ten stores continue to be leased under the original terms and the Company intends to purchase them pursuant to options to purchase during the remaining lease period for approximately $8,235,000. The remaining lease obligations of $8,235,000 are being accounted for as capital leases and require annual lease payments of approximately $931,000, all of which are recorded as interest expense. Assets associated with these lease obligations of approximately $7,576,000 are included in property, plant and equipment. Accumulated depreciation as of December 31, 1998 of $1,056,000 is related to these assets. Assets of $659,000, primarily liquor licenses, are included in other assets.

     Aggregate annual maturities of long-term debt as of December
31, 1998 are: 1999 - $1,200,000; 2000 - $24,116,000; 2001 -
$63,000; 2002 - $25,000; 2003 - $100,028,000; and all years
thereafter - $158,252,000.

NOTE 11--FINANCIAL INSTRUMENTS AND HEDGING ACTIVITY:

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" and SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies described below. Considerable judgment is required, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

     The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                 December 31,
                                  ------------------------------------------
                                          1998                  1997
                                  --------------------  --------------------
                                  Carrying  Estimated   Carrying  Estimated
                                   Amount   Fair Value   Amount   Fair Value
                                  --------  ----------  --------  ----------
                                                (In thousands)
Balance Sheet--Financial
  Instruments:
    Fixed rate long-term debt...  $251,449   $231,778   $253,180  $256,536

     The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair values due to the short-term maturities of these instruments. Variable rate long-term debt instruments are estimated to approximate fair values as rates are tied to short-term indices.

     The Company also has a long-term note receivable with a related party which, due to its recent issuance, has a carrying value that approximates fair value.

FIXED RATE LONG-TERM DEBT

     The fair value of fixed rate long-term debt was determined using quoted market prices, where applicable, or estimated by discounting future cash flows using rates estimated to be currently available for debt of similar terms and remaining maturities.

HEDGING ACTIVITIES

    From time to time, the Company enters into futures and options contracts to reduce price volatility, to fix margins in its refining and marketing operations and to protect against price declines for inventory volumes. These contracts permit settlement by delivery of commodities and, therefore, are not financial instruments as defined by SFAS No. 105. The Company uses these contracts in its hedging activities.

     At December 31, 1998, the Company's hedging activities included open futures contracts maturing in 1999 covering 78,000 barrels of heating oil. In addition, the Company had outstanding options covering 700,000 barrels of crude oil. These options expired with a realized premium of $177,000 in January 1999. At December 31, 1997, the Company's hedging activities included open futures contracts maturing in 1998 covering 42,000 barrels of crude oil and 36,000 barrels of heating oil. The futures and options contracts generally qualify as hedges and any gains or losses resulting from market changes are substantially offset by losses or gains on the Company's hedging contracts. Gains and losses on hedging contracts are deferred and reported as a component of the related transaction. Gains and losses from market changes on contracts not qualifying for hedge accounting are recognized in operations. Net deferred losses for the Company's petroleum hedging activities were approximately $159,000 and $199,000 at December 31, 1998 and 1997,
respectively.

     The Company is exposed to loss in the event of nonperformance by the other parties to these contracts. The
Company does not anticipate, however, nonperformance by the counterparties.

NOTE 12--INCOME TAXES:

     The provision (benefit) for income taxes is comprised of the following:

                                          Year Ended December 31,
                                     -------------------------------
                                      1998        1997        1996
                                     -------     -------     -------
                                             (In thousands)
Current:  Federal.................   $ 1,406     $ 3,367     $ 3,712
          State...................         5         758         906
Deferred: Federal.................    (2,787)      4,689       5,471
          State...................      (133)        992       1,043
                                     -------     -------     -------
                                     $(1,509)    $ 9,806     $11,132
                                     =======     =======     =======

     Income taxes paid in 1998, 1997 and 1996 were $1,468,000, $2,785,000 and $8,909,000, respectively.

     A reconciliation of the difference between the provision
(benefit) for income taxes and income taxes at the statutory
U.S. federal income tax rate is as follows:

                                          Year Ended December 31,
                                     -------------------------------
                                      1998        1997        1996
                                     -------     -------     -------
                                              (In thousands)
Income taxes at the statutory
 U.S. federal income tax rate.....   $(1,304)    $ 8,785     $ 9,864
Increase (decrease) in taxes
 resulting from:
   State taxes, net...............      (135)      1,191       1,346
   General business credits, net..      (182)       (100)
   Other, net.....................       112         (70)        (78)
                                     -------     -------     -------
                                     $(1,509)    $ 9,806     $11,132
                                     =======     =======     =======

     Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes, as well as available tax credit carryforwards. The tax effected temporary differences and credit carryforwards which comprise deferred taxes are as follows:

                                          December 31, 1998                December 31, 1997
                                    ------------------------------   -------------------------------
                                     Assets  Liabilities   Total      Assets  Liabilities   Total
                                    -------  -----------  --------   -------  ------------  --------
                                            (In thousands)                   (In thousands)
Nondeductible accruals for
  uncollectible receivables.....    $   111               $    111    $   128               $    128
Insurance accruals..............        915                    915        555                    555
Insurance settlements...........        273                    273        189                    189
Other reserves..................        611                    611        546                    546
Inventory costs capitalized
  for income tax purposes.......        246                    246        198                    198
Nondeductible accrual for
  lower of cost or market
  adjustment to inventory.......      4,469                  4,469      1,184                  1,184
                                    -------   --------    --------    -------   --------    --------
    Total current...............      6,625                  6,625      2,800                  2,800
                                    -------   --------    --------    -------   --------    --------
Other nondeductible accruals....        382   $   (388)         (6)       428   $   (281)        147
Accelerated plant costs.........                  (944)       (944)               (1,348)     (1,348)
Operating lease.................                  (783)       (783)                 (863)       (863)
Accelerated depreciation........               (33,806)    (33,806)              (30,465)    (30,465)
Other...........................                (1,601)     (1,601)        14     (1,658)     (1,644)
Tax credit carryforwards........     10,347                 10,347      8,286                  8,286
                                    -------   --------    --------    -------   --------    --------
    Total noncurrent............     10,729    (37,522)    (26,793)     8,728    (34,615)    (25,887)
                                    -------   --------    --------    -------   --------    --------
    Total.......................    $17,354   $(37,522)   $(20,168)   $11,528   $(34,615)   $(23,087)
                                    =======   ========    ========    =======   ========    ========

     At December 31, 1998, the Company had a minimum tax credit carryforward of approximately $6,992,000 available to offset future income taxes payable to the extent regular income taxes payable exceeds alternative minimum taxes payable. Minimum tax credits can be carried forward indefinitely. At December 31, 1998, the Company also had approximately $56,000 in state net operating loss carryforwards available.

     At December 31, 1998, the Company had approximately $3,299,000 of general business credits available to offset future regular taxes payable. Pursuant to Federal income tax law, these carryover credits must be used before any minimum tax credit carryforward can be used. Of the total general business credits available, $432,000 will expire in 2008, $1,344,000 will expire in 2009, $1,154,000 will expire in 2010, $98,000 will expire in 2011, $89,000 will expire in 2012 and $182,000 will expire in 2013.

NOTE 13--EMPLOYEE STOCK OWNERSHIP PLAN:

     The Company and its subsidiaries have an Employee Stock Ownership Plan ("ESOP") which is a noncontributory defined contribution plan established primarily to acquire shares of the Company's common stock for the benefit of all eligible employees. At December 31, 1998 and 1997, the ESOP's assets included 1,149,739 and 1,222,150 shares of the Company's common stock, respectively. All of these shares have been allocated to the participants. In addition to investments in the Company's common stock, the ESOP is invested in a balanced mutual fund. Contributions to the ESOP are made at the discretion of the Company's Board of Directors. The Company made contributions of $0, $536,000, and $450,000 to the ESOP for 1998, 1997 and 1996,
respectively. Allocations to participant accounts are made on a formula based on the ratio that each participant's compensation, during the Plan year, bears to the compensation of all such participants. The Company treats all ESOP shares as outstanding for earnings per share purposes.

     In the first quarter of 1999, the Company made contributions totaling $3,000,000 to the ESOP for the fiscal year ending December 31, 1999. These contributions were made to, among other things, provide an incentive for employees to focus on achieving the Company's strategic goals for 1999. Allocation of this amount to participants' accounts will be made as of December 31, 1999.

NOTE 14--401(k) PLAN:

     The Company has a 401(k) retirement plan for its employees. During 1998, eligible employees could make contributions to the plan, on a pretax basis, equal to a maximum of 12% of their annual compensation. The Company will match the employee's contributions at a rate of 50% up to a maximum of 6% of the employee's annual compensation. For the years ended December 31, 1998, 1997, and 1996, the Company expensed $1,300,000, $930,000, and $800,000, respectively, for matching contributions under this plan. For 1999, the maximum contribution that eligible employees can make to the plan was increased to 15% of their annual compensation. The Company's matching contribution remained unchanged.

NOTE 15--STOCK INCENTIVE PLANS:

     At a Special Meeting of Stockholders held on June 26, 1998, the stockholders of the Company approved the Giant Industries, Inc. 1998 Stock Incentive Plan (the "1998 Plan"). Under the 1998 Plan, shares of the Company's common stock are authorized to be issued to deserving employees in the form of options, appreciation rights, restricted shares, performance shares or performance units, all as defined in the 1998 Plan. Appreciation rights, performance shares and performance units may be settled in cash, common shares of the Company or any combination thereof.

     The total number of shares available for grant under the 1998 Plan during 1998 was 440,000 shares. Thereafter, commencing January 1, 1999 and continuing through the term of the plan, 2% of the total number of common shares outstanding as of the first day of each calendar year are available for grant, subject to a 400,000 share annual limitation on the number of common shares available for the grant of options that are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code. Common shares available for grant in any particular calendar year which are not, in fact, granted in such year cannot be added to the common shares available for grant in any subsequent calendar year. Through December 31, 1998, no grants had been made under the 1998 Plan.

     The 1998 Plan provides that all grants are subject to restrictions, conditions and terms more specifically described in the 1998 Plan, including, but not limited to, the exercise price for stock options and appreciation rights and time vesting requirements for all awards. In general, the 1998 Plan provides that grants of stock options and appreciation rights must expire no more than 10 years from the date of grant. In addition, all grants under the 1998 Plan are subject to forfeiture under certain circumstances, and all unvested awards may vest immediately under various circumstances defined in the 1998 Plan.

     Under the Company's 1989 Stock Incentive Plan (the "1989 Plan"), 500,000 shares of the Company's common stock were authorized to be issued to deserving employees in the form of options and/or restricted stock. At December 31, 1998, there were no shares available for future grants under the 1989 Plan.

     All of the options or restricted stock grants under the 1989 plan are subject to forfeiture under certain circumstances. The options and restricted stock generally vest 14% to 33% annually beginning one year after the date of grant. All options were granted at or above fair market value at the date of grant and expire on the tenth anniversary of the grant date. All unvested awards under the 1989 Plan may vest immediately under various circumstances defined in the 1989 Plan.

     The following summarizes stock option transactions under the 1989 Plan:

                                                        WEIGHTED
                                                        AVERAGE
                                                        EXERCISE
Options outstanding at                        SHARES     PRICE
----------------------                       --------   --------
January 1, 1996                              306,357     $8.14
  Exercised............................      (32,750)     6.61
  Forfeited............................       (6,600)     6.39
                                             -------
December 31, 1996......................      267,007      8.37
  Exercised............................      (11,000)     7.52
                                             -------
December 31, 1997......................      256,007      8.40
  Granted..............................      177,401      9.34
  Forfeited............................       (2,000)     5.25
                                             -------
December 31, 1998......................      431,408     $8.80
                                             =======
Options exercisable at December 31:
  1998.................................      254,007     $8.43
  1997.................................      256,007      8.40
  1996.................................      256,573      8.44

     The following summarizes information about stock options outstanding under the 1989 Plan at December 31, 1998:

            OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
    -----------------------------------     ---------------------
                              WEIGHTED
    WEIGHTED                  AVERAGE                    WEIGHTED
    AVERAGE                  REMAINING                   AVERAGE
    EXERCISE     NUMBER     CONTRACTUAL        NUMBER    EXERCISE
     PRICE     OUTSTANDING     LIFE         EXERCISABLE   PRICE
    --------   -----------  -----------     -----------  --------
    $ 8.96       108,857      0.5 Years      108,857     $ 8.96
     10.50         5,000      1.6 Years        5,000      10.50
     10.63        26,000      2.2 Years       26,000      10.63
      5.25        27,400      3.3 Years       27,400       5.25
      7.75        76,750      4.3 Years       76,750       7.75
      9.81        10,000      5.2 Years       10,000       9.81
      9.34       177,401      9.6 Years
                 -------                     -------
    $ 8.80       431,408      5.3 Years      254,007     $ 8.43
                 =======                     =======

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock Based Compensation." The Company has determined that it will not change to the fair value method prescribed in the Statement and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock based compensation.

     The Company has adopted the disclosure-only provisions of SFAS No. 123. If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards granted in 1998, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the year ended December 31, 1998, would have increased by less than $33,000 and $0.005 per share.

     The pro forma effects of applying SFAS No. 123 in this disclosure are not indicative of future amounts.

     The estimated weighted average fair values of options granted during 1998 were $5.40 per share, and were estimated using the Black-Scholes option-pricing model. The risk-free interest rate applied for 1998 was 6%. The following assumptions were used in the model: (i) expected dividend yield of 1.2%, (ii) expected volatility rate of 38%, and (iii) expected lives ranging from 4 years to 10 years.

NOTE 16 PHANTOM STOCK PLAN:

     On December 11, 1997, the Board of Directors of the Company adopted the Giant Industries, Inc. 1998 Phantom Stock Plan (the "Phantom Stock Plan") to become effective on January 30, 1998. Under the Phantom Stock Plan, a total of 250,000 Phantom Stock units were authorized for issuance to deserving employees. Each Phantom Stock unit is equivalent to one share of the Company's common stock.

     Upon exercise of each Phantom Stock unit, the recipient is entitled to receive an amount equal in value to the sum of: (i) the excess of the fair market value of one share of stock over the exercise price per share specified in the Phantom Stock award, and (ii) all dividends attributable to one share of stock during the period from grant until exercise, which sum is multiplied by the number of shares in respect to which the Phantom Stock unit is being exercised. The amount received may be paid in cash, common stock of the Company, or any combination thereof.

     In 1998, a total of 100,000 Phantom Stock units were granted to two employees of the Company. A grant of 25,000 units to each individual was made at an exercise price of $12.00 per unit and a separate grant of 25,000 units to each individual was made at $18.50 per unit.

     At December 31, 1998, the ending stock price was lower than the exercise price for all outstanding grants.

     At December 31, 1998, 30,000 Phantom Stock units had vested and were exercisable. The remaining units vest in varying amounts, and at various times, through December 31, 2001.

     All grants of Phantom Stock units expire on the tenth anniversary of the date of grant and are subject to forfeiture under certain circumstances. All unvested awards under the Phantom Stock Plan may vest immediately under various circumstances defined in the Phantom Stock Plan.

NOTE 17--INTEREST, OPERATING LEASES AND RENT EXPENSE:

     Interest paid and capitalized for 1998 was $25,358,000 and $373,000, for 1997 was $13,075,000 and $333,000 and for 1996 was
$12,804,000 and $43,000, respectively.

     As discussed in Note 3, on December 31, 1998, the Company and FFCA completed a sale-leaseback transaction. Under the terms of the Agreement, FFCA purchased eighty-three service station/convenience stores from the Company for approximately $51,800,000. The Company in turn leased the eighty-three service station/convenience stores back from FFCA under an operating lease arrangement with an initial term of fifteen years and three separate options to continue the lease for successive periods of five years. Initial annual rental payments under the lease agreement are approximately $5,100,000 and will be adjusted upward by six percent on the second anniversary of the Agreement and every second anniversary thereafter, on a compounded basis, during the initial lease term and any extension thereof. The Company has a right of first refusal to acquire the leased assets upon an offer to purchase the assets by a third party.

     The Company is committed to annual minimum rentals under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1998 as follows:

                                        Land, building, machinery
                                          and equipment leases
                                        -------------------------
                                             (In thousands)
1999.................................           $  8,810
2000.................................              8,415
2001.................................              7,787
2002.................................              6,950
2003.................................              6,444
2004-2013............................             67,931
                                                --------
  Total minimum payments required....           $106,337
                                                ========

     Total rent expense was $5,624,000, $3,354,000 and $1,930,000 for 1998, 1997 and 1996, respectively.

NOTE 18--COMMITMENTS AND CONTINGENCIES:

     Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company's business, including those matters described below, are pending against the Company and certain of its subsidiaries. Certain of these matters involve or may involve significant claims for compensatory, punitive or other damages. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at December 31, 1998, which may result from these matters is not ascertainable, the Company believes that any amounts exceeding the Company's recorded accruals should not materially affect the Company's financial condition. It is possible that the ultimate resolution of these matters could result in a material adverse effect on the Company's results of operations for a particular reporting period.

     Federal, state and local laws and regulations relating to health and the environment affect nearly all of the operations of the Company. As is the case with all companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits involving environmental matters. These matters include soil and water contamination, air pollution and personal injuries or property damage allegedly caused by substances manufactured, handled, used, released or disposed of by the Company. Future expenditures related to health and environmental matters cannot be reasonably quantified in many circumstances for various reasons, including the speculative nature of remediation and clean-up cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, various defenses which may be available to the Company and changing environmental laws and interpretations of environmental laws.

     The Company, and several other entities, have received a notice of intent to file suit from the New Mexico Office of the Natural Resources Trustee (the "ONRT") for the recovery of $260,000,000 in alleged damages to natural resources, including alleged damages to ground water, surface water and soil. The notice relates to the South Valley Superfund site in Albuquerque, New Mexico. The site allegedly includes contamination that originated from a GE Aircraft Engines/U.S. Air Force facility, as well as contamination that allegedly originated from a petroleum products terminal that was acquired by the Company in 1995 (the "Albuquerque Terminal"). Potentially responsible party liability is joint and several, such that a responsible party may be liable for all natural resources damages at a site even though it was responsible for only a small part of such damages. At the time of purchase by the Company, Texaco Refining and Marketing Inc. ("Texaco") agreed to defend, indemnify, reimburse and hold the Company harmless from and against all claims and damages arising from, or caused by, pre-closing contamination. Texaco has acknowledged its obligation under this agreement, subject to any evidence that the ONRT intends to assess damages for any releases resulting from the Company's operations. The Company believes that any natural resources damages associated with the South Valley Superfund site relate to releases that predate the Company's acquisition of the Albuquerque Terminal and, accordingly, does not believe that it needs to record a liability in connection with this matter.

     In May 1991, the Environmental Protection Agency ("EPA") notified the Company that it may be a potentially responsible party for the release, or threatened release, of hazardous substances, pollutants or contaminants at the Lee Acres Landfill (the "Landfill"), adjacent to the Company's inactive Farmington refinery. This refinery was operated until 1982. Although a final plan of action for the Landfill has not yet been adopted by the Bureau of Land Management (the "BLM"), the owner of the Landfill, BLM developed a proposed plan of action in 1997, which it projected would cost approximately $3,900,000 to implement. This cost projection is based on certain assumptions which may or may not prove to be correct and is contingent on confirmation that the remedial actions, once implemented, are adequately addressing Landfill contamination. For example, if assumptions regarding groundwater mobility and contamination levels are incorrect, BLM is proposing to take additional remedial actions with an estimated cost of approximately $1,800,000.

     In 1989, a consultant to the Company estimated, based on various assumptions, that the Company's share of potential liability could be approximately $1,200,000. This figure was based upon estimated Landfill remediation costs significantly higher than those being proposed by BLM. The figure was also based on the consultant's evaluation of such factors as available clean-up technology, BLM's involvement at the site and the number of other entities that may have had involvement at the site, but did not include an analysis of all of the Company's potential legal defenses and arguments, including possible setoff rights.

     Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs at a site even though the party was responsible for only a small part of such costs. Although it is possible that the Company may ultimately incur liability for clean-up costs associated with the Landfill, a reasonable estimate of the amount of this liability, if any, cannot be made at this time because, among other reasons, the final site remedy has not been selected, a number of entities had involvement at the site, allocation of responsibility among potentially responsible parties has not yet been made, and potentially-applicable factual and legal issues have not been resolved. Based on current information, the Company does not believe that it needs to record a liability in relation to BLM's proposed plan.

     The Company is undertaking an investigation into potential lead contamination at a 5.5 acre site that the Company owns in Bloomfield, New Mexico. The investigation arises out of the removal of a 55,000 barrel crude oil storage tank by a contractor. Although it is possible that the Company may ultimately incur liability for lead clean-up costs, a reasonable estimate of the amount of the Company's liability, if any, cannot be made at this time because all potentially-applicable factual and legal issues have not been resolved, including whether there is lead at the site in amounts exceeding applicable remediation levels and whether remediation costs, if any, can be recovered from third parties.

     The Company has an environmental liability accrual of approximately $2,700,000. Approximately $800,000 relates to ongoing environmental projects, including the remediation of a hydrocarbon plume that appears to extend no more than 1,800 feet south of the inactive Farmington refinery and hydrocarbon contamination on and adjacent to 5.5 acres the Company owns in Bloomfield, New Mexico. The remaining $1,900,000 relates to an originally estimated liability of approximately $2,300,000, recorded in the second quarter of 1996, for certain environmental obligations assumed in the acquisition of the Bloomfield refinery. That amount was recorded as an adjustment to the purchase price and allocated to the assets acquired. The environmental accrual is recorded in the current and long-term sections of the Company's Consolidated Balance Sheets.

     The Company is subject to audit on an ongoing basis of the various taxes that it pays to federal, state, local and tribal agencies. These audits may result in assessments or refunds along with interest and penalties. In some cases the jurisdictional basis of the taxing authority is in dispute and is the subject of litigation or administrative appeals. The Company has received several tax notifications and assessments from the Navajo Tribe relating to Company operations outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1,800,000 severance tax assessment issued in November 1991 in connection with crude oil removed from properties located within this area. The Company has invoked its appeal rights with the Tribe's Tax Commission in connection with this assessment and intends to oppose the assessment. In November 1998, the Company received a notice of proposed assessment from the Navajo Tribe for an additional $2,100,000 involving severance tax issues similar to those raised in connection with the $1,800,000 assessment. The Company has responded to the notice of proposed assessment and intends to oppose any final assessment issued by the Navajo Tribe in connection with the area of disputed jurisdiction. Although it is probable that the Company will incur liability in connection with tax notifications and assessments from the Navajo Tribe relating to the area of disputed jurisdiction, it is not possible to reasonably estimate the amount of any obligation for such taxes at this time because the Navajo Tribe's authority to impose taxes throughout this area has not been legally established and all potentially-applicable factual issues have not been resolved. The Company has accrued a liability for assessments that it has received from the Navajo Tribe for substantially less than the amount of the assessments. It is possible that the Company's assessments will have to be litigated by the Company before final resolution. In addition, the Company may receive further tax assessments. The Company may potentially be able to request reimbursement from third party oil lease interest owners in connection with any severance tax amounts ultimately paid by the Company that relate to purchases from them.

NOTE 19--QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                          Year Ended December 31, 1998
                                                                  -------------------------------------------
                                                                                    Quarter
                                                                  -------------------------------------------
                                                                  First(1)  Second(1)  Third(1)    Fourth(1)
                                                                  --------  ---------  --------    ----------
                                                                     (In thousands, except per share data)
Continuing Operations:
  Net revenues................................................    $145,716  $157,014   $167,461    $172,313
  Cost of products sold.......................................     105,752   112,748    119,139     127,966
                                                                  --------  --------   --------    --------
  Gross margin................................................      39,964    44,266     48,322      44,347
                                                                  --------  --------   --------    --------
  Operating expenses..........................................      24,893    24,261     26,424      26,960
  Depreciation and amortization...............................       6,789     6,774      7,664       7,939
  Selling, general and administrative expenses................       5,815     6,237      7,485(2)    5,751(2)
  Net earnings (loss).........................................      (1,682)      759        421      (1,715)
  Net earnings (loss) per common share - basic................    $  (0.15) $   0.07   $   0.04    $  (0.16)
  Net earnings (loss) per common share - assuming dilution....    $  (0.15) $   0.07   $   0.04    $  (0.16)
  Dividends declared per common share.........................    $   0.05  $   0.05   $   0.05

                                                                          Year Ended December 31, 1997
                                                                  ------------------------------------------
                                                                                    Quarter
                                                                  ------------------------------------------
                                                                   First   Second(1)   Third(1)    Fourth(1)
                                                                  -------  ---------   --------    ---------
                                                                    (In thousands, except per share data)
Continuing Operations:
  Net revenues................................................    $116,138  $154,123   $197,358    $189,659
  Cost of products sold.......................................      86,588   112,057    146,333     142,770
                                                                  --------  --------   --------    --------
  Gross margin................................................      29,550    42,066     51,025      46,889
                                                                  --------  --------   --------    --------
  Operating expenses..........................................      15,822    18,307     25,037      26,011
  Depreciation and amortization...............................       5,005     5,566      6,834       6,586
  Selling, general and administrative expenses................       4,448     5,360      3,474       5,974
  Net earnings................................................       1,124     5,675      6,596       1,899
  Net earnings per common share - basic.......................    $   0.10  $   0.51   $   0.60    $   0.17
  Net earnings per common share - assuming dilution...........    $   0.10  $   0.51   $   0.59    $   0.17
  Dividends declared per common share.........................    $   0.05  $   0.05   $   0.05    $   0.05

(1) The results of operations of the Acquisitions are included from the date of purchase. (See Note 3.)

(2) Selling, general and administrative expenses include costs associated with the terminated merger with Holly Corporation of approximately $1,053,000 and $302,000 in the third and fourth quarters of 1998, respectively.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.

     Not applicable.

                             PART III


     Certain information required by Part III is omitted from this Report by virtue of the fact that the Registrant will file with the Securities and Exchange Commission a definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 6, 1999 pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information to be included therein is incorporated herein by reference. The Company expects to disseminate the Proxy Statement to stockholders on or about March 29, 1999.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to the information contained in the Proxy Statement under the caption "Election of Directors".

     The information concerning the Company's executive officers required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Registrant", following Item 4.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this Item is incorporated by reference to the information contained in the Proxy Statement under the captions "Election of Directors", "Security Ownership of Management" and "Shares Owned by Certain Shareholders".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the information contained in the Proxy Statement under the captions "Compensation Committee Interlocks and Insider Participation", "Certain Transactions" and "Indebtedness of Management".

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

      (a)(1) The following financial statements are included in Item 8:

          (i)   Independent Auditors' Report

          (ii)  Consolidated Balance Sheets - December 31, 1998
                and 1997

          (iii) Consolidated Statements of Earnings (Loss) - Years ended December 31, 1998, 1997 and 1996

          (iv)  Consolidated Statements of Stockholders' Equity
                - Years ended December 31, 1998, 1997 and 1996

          (v) Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

          (vi)  Notes to Consolidated Financial Statements

         (2) Financial Statement Schedule. The following financial statement schedule of Giant Industries, Inc. for the years ended December 31, 1998, 1997 and 1996 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Giant Industries, Inc.

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

        Contracts with management and any compensatory plans or arrangements relating to management are as follows:

Exhibit
   No.                   Description
-------                  -----------
10.6   Giant Industries, Inc., 1998 Phantom Stock Plan.
       Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

10.7   Giant Industries, Inc. 1998 Stock Incentive Plan.
       Incorporated by reference to Appendix H to the Joint Proxy
       Statement/Prospectus included in the Company's
       Registration Statement on Form S-4 under the Securities
       Act of 1933 as filed May 4, 1998, File No. 333-51785.

10.8 1989 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10398.

10.9   Amendment No. 1 dated August 14, 1996, to 1989 Stock
       Incentive Plan. Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended
       September 30, 1996, File No. 1-10398.

10.10  Amended 1988 Restricted Stock Plan of Registrant.
       Incorporated by reference to Exhibit 10.3 to Form S-1.

10.11 1989 Stock Option Plan of the Company. Incorporated by reference to Exhibit 10.4 to Form S-1.

10.16  ESOP Substitute Excess Deferred Compensation Benefit
       Plan. Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10398.

10.17 Giant Industries, Inc. and Affiliated Companies 401(k) Plan. Incorporated by reference to Exhibit 10.46 to Amendment No. 2 to the Form S-3 Registration Statement under the Securities Act of 1933 as filed November 12, 1993, File No. 33-69252.

10.18  First Amendment of the Giant Industries, Inc. and
       Affiliated Companies 401(k) Plan, dated October 17, 1996.
       Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-10398.

10.19  Second Amendment to the Giant Industries, Inc. and
       Affiliated Companies 401(k) Plan, dated December 31, 1997.
       Incorporated by reference to Exhibit 10.30 to the Company's Report on Form 10-K for the fiscal year ended
       December 31, 1997, File No. 1-10398.

10.20  Third Amendment to the Giant Industries, Inc. and
       Affiliated Companies 401(k) Plan effective July 1, 1998, dated December 10, 1998.

10.21  Fourth Amendment to the Giant Industries, Inc. and
       Affiliated Companies 401(k) Plan effective January 1,
       1999, dated December 10, 1998.

10.45 Employment Agreement, dated as of December 11, 1997, between James E. Acridge and the Company. Incorporated by reference to Exhibit 10.23 to the Company's Annual
       Report on Form 10-K for the fiscal year ended
       December 31, 1997, File No. 1-10398.

10.46 Employment Agreement, dated as of December 11, 1997, between Fredric L. Holliger and the Company. Incorporated By reference to Exhibit 10.24 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

10.47 Employment Agreement, dated as of December 11, 1997, between Morgan Gust and the Company. Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.
_________________________________

     Form S-1--Refers to the Form S-1 Registration Statement under the Securities Act of 1933 as filed October 16, 1989, File
No. 33-31584.

      (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended
December 31, 1998.

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

March 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/  James E. Acridge
---------------------------------------
James E. Acridge, Chairman of the Board,
President, Chief Executive Officer
and Director

March 30, 1999


/s/  Fredric L. Holliger
---------------------------------------
Fredric L. Holliger, Executive Vice President,
Chief Operating Officer and Director.

March 30, 1999


/s/  Mark B. Cox
---------------------------------------
Mark B. Cox, Vice President, Treasurer,
Financial Officer and Assistant Secretary

March 30, 1999


/s/  Gary R. Dalke
---------------------------------------
Gary R. Dalke, Vice President,
Controller, Accounting Officer and
Assistant Secretary

March 30, 1999

/s/  Anthony J. Bernitsky
---------------------------------------
Anthony J. Bernitsky, Director

March 30, 1999


/s/  F. Michael Geddes
---------------------------------------
F. Michael Geddes, Director

March 30, 1999


/s/  Harry S. Howard, Jr.
---------------------------------------
Harry S. Howard, Jr., Director

March 30, 1999


/s/  Richard T. Kalen, Jr.
---------------------------------------
Richard T. Kalen, Jr., Director

March 30, 1999

                     INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Giant Industries, Inc.
Scottsdale, Arizona


We have audited the consolidated financial statements of Giant Industries, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated March 4, 1999; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 4, 1999

                                                                                     SCHEDULE II
                                GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                   Valuation and Qualifying Accounts
                                  Three years ended December 31, 1998
                                            (In thousands)


                                                       Charged
                                      Balance at      (credited)                       Balance
                                      beginning        to costs                        at end
                                      of period      and expenses     Deduction(b)    of period
                                      ----------     ------------     ---------       ---------
Year ended December 31, 1998:
   Allowance for doubtful accounts....   $464           $227             $(231)          $460
                                         ====           ====             =====           ====

Year ended December 31, 1997:
   Allowance for doubtful accounts....   $254           $281             $ (71)          $464
                                         ====           ====             =====           ====

Year ended December 31, 1996:
   Allowance for doubtful accounts....   $424           $(30)(a)         $(140)          $254
                                         ====           ====             =====           ====


(a) Includes an adjustment of $100,000 in 1996 credited to costs and expenses to revise the Company's estimated Allowance for Doubtful Accounts.

(b) Deductions are specific trade accounts determined to be uncollectible.


                                             S-2

                       GIANT INDUSTRIES, INC.
                     ANNUAL REPORT ON FORM 10-K
                    YEAR ENDED DECEMBER 31, 1998

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

     Form S-3--Refers to the Form S-3 Registration Statement under the Securities Act of 1933 as filed September 22, 1993, File No.
33-69252.

Exhibit No.                      Description
-----------                      -----------
 2.1 Definitive Agreement, dated April 18, 1997, by and between Giant Four Corners, Inc., as "Buyer", and Thriftway
          Marketing Corp. and Clayton Investment Company, collectively, as "Seller". Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K for the period May 28, 1997, File No. 1-10398.

 2.2 Stock Purchase Agreement, dated April 30, 1997, by and among Phoenix Fuel Co., Inc., (the "Company",
          J. W. Wilhoit, as Trustee of the Wilhoit Trust
          Agreement Dated 12/26/74, Katherine C. Lahowetz, as Trustee of the Theresa Ann Wilhoit Grantor
          Retained Annuity Trust Dated 4/4/97,  Katherine C.
          Lahowetz, and Katherine C. Lahowetz, as Custodian for the Benefit of Emily Lahowetz, a minor
          (collectively, the "Shareholders") and Giant
          Industries Arizona, Inc., (the "Purchaser"). Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K for the period June 3, 1997, File No. 1-10398.

 3.1 Restated Certificate of Incorporation of Giant Industries, Inc., a Delaware corporation. Incorporated by reference to
          Exhibit 3.1 to Amendment No. 3.

 3.2 Bylaws of Giant Industries, Inc., a Delaware corporation. Incorporated by reference to Exhibit 3.2 to Amendment
          No. 3.

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

 3.9 Articles of Incorporation of Giant Stop-N-Go of New Mexico, Inc. Incorporated by reference to Exhibit 3.9 to Form S-3.

 3.10 Bylaws of Giant Stop-N-Go of New Mexico, Inc. Incorporated by reference to Exhibit 3.10 to Form S-3.

 3.11     Articles of Incorporation of Giant Four Corners, Inc.
          Incorporated by reference to Exhibit 3.11 to Form S-3.

 3.12     Bylaws of Giant Four Corners, Inc.   Incorporated by
          reference to Exhibit 3.12 to Form S-3.

 3.13     Articles of Incorporation of Giant Mid-Continent, Inc.
          Incorporated by reference to Exhibit 3.13 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1994, File No. 1-10398.

 3.14 Bylaws of Giant Mid-Continent, Inc. Incorporated by reference to Exhibit 3.14 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1994, File No. 1-10398.

 3.15     Articles of Incorporation of San Juan Refining Company.
          Incorporated by reference to Exhibit 3.15 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1995, File No. 1-10398.

 3.16 Bylaws of San Juan Refining Company. Incorporated by reference to Exhibit 3.16 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1995,
          File No. 1-10398.

 3.17     Articles of Incorporation of Phoenix Fuel Co., Inc.
          Incorporated by reference to Exhibit 3.17 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, File No. 1-10398.

 3.18     Amended Bylaws of Phoenix Fuel Co., Inc.
          Incorporated by reference to Exhibit 3.18 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, File No. 1-10398.

 3.19**   Articles of Incorporation of DeGuelle Oil Company.

 3.20**   Bylaws of DeGuelle Oil Company.

 4.1 Indenture, dated as of November 29, 1993 among the Company, as Issuer, the Subsidiary Guarantors, as guarantors, and NBD Bank, National Association, as Trustee, relating to $100,000,000 of 9 3/4% Senior Subordinated Notes due 2003. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 29, 1993, File No. 1-10398.

 4.2 Indenture, dated as of August 26, 1997, among the Company, as Issuer, the Subsidiary Guarantors, as guarantors, and The Bank of New York, as Trustee, relating to $150,000,000 of 9% Senior Subordinated Notes due 2007. Incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-4 under the Securities Act of 1933 as filed October 9, 1997, File No. 333-37561.

10.1** Credit Agreement, dated December 23, 1998, among Giant Industries, Inc., the Financial Institutions parties hereto and Bank of America National Trust and Savings Association, as Administrative Agent and as Letter of Credit Issuing Bank.

10.2 Credit Agreement, dated October 4, 1995, among Giant Industries, Inc., as Borrower, Giant Industries Arizona, Inc., Ciniza Production Company, San Juan Refining Company, Giant Exploration & Production Company and Giant Four Corners, Inc., as Guarantors and Bank of America National Trust and Savings Association, as Agent, Bank of America Illinois, as a Bank and as Letter of Credit Issuing Bank and the Other Financial Institutions Parties hereto. Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K for the period October 4, 1995,
          File No. 1-10398.

10.3 First Amendment, dated May 15, 1996, to Credit Agreement, dated October 4, 1995, among Giant Industries, Inc., as
          Borrower, Giant Industries Arizona, Inc., Giant Exploration
          & Production Company, Giant Four Corners, Inc., San Juan
          Refining Company  and Ciniza Production Company, as
          Guarantors, and Bank of America National Trust and Savings Association, as Agent, Bank of America Illinois, as issuing
          Bank and as a Bank, NBD Bank as a Bank, and Union Bank, as a Bank. Incorporated by reference to Exhibit 4.2 to the Company's Report on Form 8-K for the period May 28, 1997, File No. 1-10398.

 10.4 Second Amendment, dated May 23, 1997, to Credit Agreement, dated October 4, 1995, among Giant Industries, Inc., as Borrower, Giant Industries Arizona, Inc., Giant Exploration
          & Production Company, San Juan Refining Company, Giant Four Corners, Inc. and Ciniza Production Company, as Guarantors, and Bank of America National Trust and Savings Association, as Agent, Bank of America Illinois, as issuing Bank and as a Bank, First National Bank of Chicago (successor to NBD Bank, by assignment), as a Bank, and Union Bank of California, N.A. (formerly known as Union Bank), as a Bank. Incorporated by reference to Exhibit 4.3 to the Company's Report on Form 8-K for the period May 28, 1997, File No. 1-10398.

 10.5 Third Amendment, dated as of August 25, 1997, to Credit Agreement, dated October 4, 1995, among Giant Industries, Inc., as Borrower, Giant Industries Arizona, Inc., Giant Exploration & Production Company, San Juan Refining Company, Giant Four Corners, Inc., Ciniza Production Company and Phoenix Fuel Co., Inc., as Guarantors, and Bank of America National Trust and Savings Association, as Agent, Bank of America National Trust and Savings Association (successor to Bank of America Illinois, as Issuing Bank and as a Bank, The First National Bank of Chicago (successor to NBD Bank, by assignment), as a Bank and Union Bank of California, N.A. (formerly known as Union Bank), as a Bank. Incorporated by reference to
          Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-10398.

 10.6 Giant Industries, Inc., 1998 Phantom Stock Plan. Incorporated By reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

 10.7     Giant Industries, Inc. 1998 Stock Incentive Plan.
          Incorporated by reference to Appendix H to the Joint Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4 under the Securities Act of 1933 as filed May 4, 1998, File No. 333-51785.

 10.8 1989 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10398.

 10.9     Amendment No. 1 dated August 14, 1996, to 1989 Stock
          Incentive Plan. Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended
          September 30, 1996, File No. 1-10398.

 10.10    Amended 1988 Restricted Stock Plan of the Company.
          Incorporated by reference to Exhibit 10.3 Form S-1.

 10.11 1989 Stock Option Plan of the Company. Incorporated by reference to Exhibit 10.4 to Form S-1.

 10.12 Employee Stock Ownership Plan and Trust Agreement of the Company, as amended. Incorporated by reference to Exhibit
          10.1 of the Company's Report on Form 10-Q for the quarter ended September 30, 1994, File No. 1-10398.

 10.13 Ninth Amendment of the Employee Stock Ownership Plan and Trust Agreement of Giant Industries, Inc. And Affiliated Companies dated October 1, 1996. Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File
          No. 1-10398.

 10.14 Tenth Amendment of the Employee Stock Ownership Plan and Trust Agreement of Giant Industries, Inc. and Affiliated Companies dated December 15, 1997. Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

 10.15** Eleventh Amendment of the Employee Stock Ownership Plan and Trust Agreement of Giant Industries, Inc. and
          Affiliated Companies dated March 24, 1998.

 10.16 ESOP Substitute Excess Deferred Compensation Benefit Plan. Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1992, File 1-10398.

 10.17 Giant Industries, Inc. and Affiliated Companies 401(k) Plan. Incorporated by reference to Exhibit 10.46 to Amendment No.
          2 to the Form S-3 Registration Statement under the Securities Act of 1933 as filed November 12, 1993, File No. 33-69252.

 10.18 First Amendment of the Giant Industries, Inc. and Affiliated Companies 401(k) Plan, dated October 17, 1996. Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-10398.

 10.19 Second Amendment to the Giant Industries, Inc. and Affiliated Companies 401(k) Plan, dated December 31, 1997. Incorporated by reference to Exhibit 10.30 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

 10.20** Third Amendment to the Giant Industries, Inc. and Affiliated Companies 401(k) Plan effective July 1, 1998, dated
          December 10, 1998.

 10.21** Fourth Amendment to the Giant Industries, Inc. and Affiliated Companies 401(k) Plan effective January 1, 1999, dated
          December 10, 1998.

 10.22 Purchase Agreement, dated November 29, 1990, between Giant Arizona and Prime Pinnacle Peak Properties Limited
          Partnership. Incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.

 10.23 Escrow Instructions, dated January 7, 1991, between Prime Pinnacle Peak Properties Limited Partnership and Giant Arizona. Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.

 10.24** Real Estate Purchase Agreement dated October 5, 1997 between Pinnacle Sonoran Desert Properties, L.L.C. ("Seller") and Giant Industries Arizona, Inc. ("Purchaser").

 10.25**  Amendment to Real Estate Purchase Agreement dated October 5,
          1997 between Pinnacle Sonoran Desert Properties, L.L.C. ("Seller") and Giant Industries Arizona, Inc. ("Purchaser") dated October 16, 1997.

 10.26** Second Amendment to Real Estate Purchase Agreement dated October 5, 1997 between Pinnacle Sonoran Desert Properties, L.L.C. ("Seller") and Giant Industries Arizona, Inc. ("Purchaser") dated April 21, 1998.

 10.27    Agreement for Leasing of Service Station Site, dated
          March 1, 1991, between Giant Arizona and Prime Pinnacle Peak Properties Limited Partnership. Incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File
          No. 1-10398.

 10.28 First Amendment to Agreement for Leasing of Service Station Site, dated March 1, 1991, between Giant Arizona and Prime Pinnacle Peak Properties Limited Partnership. Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File 1-10398.

 10.29**  Retail Lease dated July 1, 1998, between Pinnacle Citadel
          LLC ("Landlord") and Giant Industries Arizona, Inc. ("Tenant").

 10.30**  Retail Lease dated July 1, 1998, between Pinnacle Citadel
          LLC ("Landlord") and Giant Industries Arizona, Inc. ("Tenant").

 10.31** Retail Sublease dated July 1, 1998 between Giant Industries Arizona, Inc. ("Lessor") and Pinnacle Inn at the Citadel LLC ("Tenant").

 10.32** Sale and Lease Agreement dated December 31, 1998, by and among FFCA Capital Holding Corporation ("Buyer") and Giant Industries Arizona, Inc. and Giant Four Corners, Inc.
          (individually called "Seller" and collectively called "Sellers").

 10.33 Aircraft Lease Purchase Agreement, dated as of June 21, 1991, between Metlife Capital Corporation and the Company. Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1991, File No. 1-10398.

 10.34**  Agreement dated September 17, 1998 between James E.
          Acridge ("Borrower") and Giant Industries, Inc. ("Lender").

 10.35** Promissory Note for $4,000,000 dated September 17, 1998, from James E. Acridge to Giant Industries, Inc.

 10.36** Modification Agreement to Promissory Note for $4,000,000, dated September 17, 1998, from James E. Acridge to Giant Industries, Inc., dated December 23, 1998.

 10.37** Amended and Restated Promissory Note for $5,000,000 dated December 23, 1998, from James E. Acridge to
          Giant Industries, Inc.

 10.38 Promissory Note for $600,000, dated December 1, 1988, from JEA to Metlife Capital Corporation ("Metlife").
          Incorporated by reference to Exhibit 10.38 to Form S-1.

 10.39 Promissory Note for $825,000, dated December 20, 1988, from JEA to Metlife. Incorporated by reference to Exhibit 10.39 to Form S-1.

 10.40 Promissory Note for $750,000, dated December 28, 1987, from JEA to Metlife. Incorporated by reference to Exhibit 10.40 to Form S-1.

 10.41 Promissory Note for $1,087,500, dated December 30, 1988, from JEA to Metlife. Incorporated by reference to Exhibit
          10.44 to Form S-1.

 10.42* Natural Gas Liquids Sales and Purchase Agreement, dated October 27, 1994, between Meridian Oil Hydrocarbons Inc.
          and Giant Refining Company, a division of Giant Industries Arizona, Inc. Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1994, File No. 1-10398.

 10.43 Registration Rights Agreement, dated as of August 21, 1997, among the Company, the Initial Purchasers and the Subsidiary Guarantors. Incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-4 under the Securities Act of 1933 as filed October 9, 1997, File No. 333-37561.

 10.44 Purchase Agreement, dated August 21, 1997, among the Company, the Initial Purchasers and the Subsidiary Guarantors.
          Incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-4 under the Securities Act of 1933 as filed October 9, 1997, File No. 333-37561.

 10.45 Employment Agreement, dated as of December 11, 1997, between James E. Acridge and the Company. Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

 10.46 Employment Agreement, dated as of December 11, 1997, between Fredric L. Holliger and the Company. Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

 10.47 Employment Agreement, dated as of December 11, 1997, between Morgan Gust and the Company. Incorporated by reference to
          Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

 10.48 Consulting Agreement, dated January 1, 1990, between the Company and Kalen and Associates. Incorporated by reference to Exhibit 10.66 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File
          No. 1-10398.

 10.49    Consulting Agreement, dated March 12, 1992, between the
          Company and Geddes and Company. Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1992, File No. 1-10398.

 18.1     Letter regarding change in accounting principles.
          Incorporated by reference to Exhibit 18.1 of the Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1990, File No. 1-10398.

 21.1 **  Subsidiaries of the Company.

 23.1 ** Consent of Deloitte & Touche LLP to incorporate reports in previously filed Registration Statement.

 27.1 **  Financial Data Schedule for fiscal year ended December 31, 1998.

 99.1 ** Information required by Rule 15d-21 under the Securities Act of 1934 for the year ended December 31, 1998 for the Giant Industries, Inc. and Affiliated Companies Employee Stock Ownership Plan.

  *Certain information contained in these documents has been afforded confidential treatment.
 **Filed herewith.