Form 10-K405/A
period 1998-12-31
GIANT INDUSTRIES INC
filed 1999-04-01
CIK 856465

                         FORM 10-K405/A

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

     Parts of the following documents are incorporated by reference in Part III of this Form 10-K Report:

     Proxy Statement for Registrant's 1999 Annual Meeting of
Stockholders - Items 10, 11, 12, and 13.

                             PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES.

GENERAL

     Giant Industries, Inc., a Delaware corporation ("Giant" or, together with its subsidiaries, the "Company"), through its wholly-owned subsidiary Giant Industries Arizona, Inc. ("Giant Arizona"), is engaged in the refining and marketing of petroleum products in New Mexico, Arizona, Colorado and Utah, with a concentration in the Four Corners where these states adjoin. In addition, Phoenix Fuel Co., Inc. ("Phoenix Fuel"), a wholly-owned subsidiary of Giant Arizona, operates an industrial/commercial petroleum fuels and lubricants distribution operation.

      The Company recently created three strategic business units, the Refining Group, the Retail Group and Phoenix Fuel.

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

     Company operations, consisting primarily of the Company's corporate office operations, are not included in any of the strategic business units.

     The Company believes that the Refining Group, the Retail Group and Phoenix Fuel are its only material business segments for financial reporting purposes. See the discussion of Company segments contained in Item 8, Note 2.

     Giant was incorporated in 1989 in connection with the concurrent initial public offering of common stock by Giant and the reorganization of Giant Arizona and Hixon Development Company ("Hixon"). As a result of the reorganization, Giant Arizona and Hixon became the principal wholly-owned subsidiaries of the Company. Subsequent to the reorganization, Hixon was renamed Giant Exploration & Production Company ("Giant E&P"). Giant E&P sold substantially all of its assets in August 1996. Giant Arizona was founded in 1961 and operated as a sole proprietorship until incorporation in the State of Arizona in 1969.

     The Company's long-term strategy is to profitably grow its refining, retail marketing and other marketing operations through both selective acquisitions and capital improvements to its existing operations. This strategy, in part, is designed to increase integration or control over the distribution of a greater portion of the Company's refined products through their sale in the Company's retail network. The Company also intends to increase its market presence in the growing Southwest market, including the Phoenix and Tucson areas. Through selective acquisitions, the Company may expand into new market regions outside the Four Corners area where the Company's management believes it can duplicate its business strategy.

REFINING GROUP

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

     Set forth below is data with respect to refinery operations and the primary refined products produced during the indicated periods.

                                                      Year Ended December 31,
                                       ----------------------------------------------------------------
                                        1998          1997          1996          1995(1)         1994
                                       ------        ------        ------         ------         ------
Feedstock throughput:(2)
        Crude oil . . . . . . . .      32,500        33,700        34,800         23,700         19,100
        NGLs and oxygenates . . .       5,700         6,500         5,400          5,000          4,500
             Total. . . . . . . .      38,200        40,200        40,200         28,700         23,600

Crude oil throughput
           (as a % of total). . .         85%           84%           87%            83%            81%
Rated crude oil capacity utilized         84%           87%           90%            88%            92%
Refinery margin ($/bbl) . . . . .      $ 4.83        $ 6.39        $ 6.21         $ 5.13        $  5.60
Products:(2)
        Gasoline. . . . . . . . .      23,800        24,800        24,900         18,500         15,200
Diesel fuel . . . . . . . . . . .      11,400        11,000        10,900          7,200          5,200
        Jet fuel. . . . . . . . .           -           800         1,100            900          1,300
        Other . . . . . . . . . .       3,000         3,600         3,300          2,100          1,900
             Total. . . . . . . .      38,200        40,200        40,200         28,700         23,600

High Value Products:
        Gasoline. . . . . . . . .         62%           62%           62%            65%            64%
        Diesel fuel . . . . . . .         30%           27%           27%            25%            22%
        Jet fuel. . . . . . . . .           -            2%            3%             3%             6%
             Total. . . . . . . .         92%           91%           92%            93%            92%

(1) The 1995 operating data reflects the operations of the Bloomfield refinery effective October 4, 1995. The purchase of the Bloomfield refinery increased the Company's total rated crude oil refining capacity owned by 18,000 bpd.

(2) Average barrels ("bbls") per day ("bpd").

     Each refinery operating unit requires regular maintenance and repair shutdowns (referred to as "turnarounds") during which it is not in operation. Turnaround cycles vary for different units. In general, refinery turnarounds are managed so that some units continue to operate while others are down for scheduled maintenance. Maintenance turnarounds are implemented using refinery personnel as well as some additional contract labor. Turnaround work proceeds on a continuous 24-hour basis in order to minimize unit down time. Giant has historically expensed current maintenance charges and capitalized turnaround costs. Capitalized costs are then amortized over the estimated period until the next turnaround, which is generally 24 to 48 months depending on the unit involved.

     In general, a major refinery turnaround is scheduled every four years. During 1998, the Ciniza refinery underwent a major planned turnaround involving all units. Extensive work was performed on the alkylation unit and fluid catalytic cracker unit. A somewhat lower level of work was performed on the other units. In addition to normal repairs and maintenance, significant capital was spent in replacing, rebuilding and upgrading systems and equipment that is expected to improve operating efficiencies and extend the estimated useful lives of the various units.

     The Ciniza refinery turnaround began in mid-April 1998 and was completed in early June 1998, approximately twenty days beyond the anticipated completion date. The delay in returning to normal operations was due to a number of factors, including but not limited to, unexpected mechanical repairs encountered, problems related to a key contractor and a number of startup problems. This seven week shutdown affected 1998 output by approximately 750,000 barrels.

     Unscheduled maintenance shutdowns also occur at the refineries, but the Company believes that the record of both refineries with respect to unscheduled maintenance shutdowns is generally good compared with the industry as a whole.

RAW MATERIAL SUPPLY

     The refineries primarily process a mixture of high gravity, low sulfur crude oil, condensate and NGLs. The locally produced, high quality crude oil known as Four Corners Sweet is the primary feedstock for the refineries.

     The Company believes that because of recent low crude oil prices there has been a reduction in field maintenance work and drilling activity in the Four Corners area, which has resulted in a decline in local crude oil production. Based upon history and discussions with local producers, the Company believes that production will increase when crude oil prices recover. In the past, the Company was able to supplement local crude oil supplies and process up to 1,500 bbls per day of Alaska North Slope crude oil ("ANS") through its gathering systems interconnection with the ARCO and Texas-New Mexico common carrier pipeline systems. The Company understands that the ARCO Pipeline mainline, which was used to transport ANS to the Four Corners area, has been sold and is in the process of being converted to a natural gas pipeline. The Company did not purchase any ANS in 1998 and does not expect the loss of this supply source to have a material impact on the Company. Based on projections of local supply availability from the field, which take into account current low crude oil prices, the Company believes that its refining feedstock needs could exceed the supply of crude oil and other feedstocks that will be available from local sources until crude oil prices recover. The Company believes that any shortfall in local supply can be supplied from other sources and transported to the Four Corners area by pipeline or other transportation means, which could result in higher acquisition costs. There is no assurance that current or projected levels of supply will be maintained. Any significant long-term interruption in crude oil supply, due to prices or other factors, or any significant long-term interruption of crude oil transportation systems, would have an adverse effect on the Company's operations.

     The Company continues to evaluate supplemental crude oil supply alternatives for its refineries on both a short-term and long-term basis. There is no assurance that any supplemental crude oil alternative will be economic or capable of implementation as some alternatives require the consent or cooperation of third parties and other considerations beyond the control of the Company.

     The Company acquires crude oil from a number of sources, including major oil companies and large and small independent producers, under arrangements which contain market-responsive pricing provisions. Many of these arrangements are subject to cancellation by either party or have terms that are not in excess of one year. In addition, these arrangements are subject to periodic renegotiation. Some of the refineries' purchases are structured as exchange agreements. In such exchanges, purchases are made in conjunction with matching sales to the supplier at other domestic locations, as may be negotiated periodically. The effect of such arrangements is to make a portion of the cost of the refineries' supply dependent upon market conditions in other locations, which may differ from those pertaining to the Four Corners area. In addition, the Company participates in various government supply programs available to smaller refiners.

     In addition to crude oil, the Ciniza refinery currently has the capability of processing approximately 6,000 barrels per day of NGLs, consisting of natural gasoline, normal butane and isobutane. NGLs are used as gasoline blending components and to supply the isomerization and alkylation units. NGLs increase the percentage of gasoline and the octane levels that the refinery can produce, which typically increases the Company's refining margins. NGLs further enhance refinery margins because the Company has historically been able to purchase NGLs at a lower cost per barrel than crude oil.

     An adequate supply of NGLs is available for delivery to the Ciniza refinery, primarily through a Company-owned pipeline connecting the Ciniza refinery to natural gas liquids fractionation plants operated by third parties. NGLs also can be transported to the Ciniza refinery by rail or transport truck. The Company currently acquires substantially all of its NGL feedstocks pursuant to two long-term agreements with suppliers under which NGLs are made available to the Company at the fractionation plants. These agreements contain market sensitive pricing arrangements under which prices are adjusted on a monthly basis.

OXYGENATES

     Oxygenates are oxygen-containing compounds that can be used as a motor vehicle fuel supplement to reduce motor vehicle carbon monoxide emissions. The use of gasoline containing oxygenates has been government-mandated in certain areas in which the Company sells motor fuel.

     The Company anticipates that it will be able to purchase sufficient quantities of oxygenates from third parties at acceptable prices for the foreseeable future.

TRANSPORTATION

     Crude oil supply for the Ciniza and Bloomfield refineries comes primarily from the Four Corners area and is either connected by Company-owned pipeline or delivered by Company-owned truck transports to pipeline injection points or refinery tankage. The Company owns about 240 miles of pipeline for gathering and delivery of crude oil to the refineries. The pipeline system reaches into the San Juan Basin and connects with common carrier pipelines. The Ciniza refinery receives NGLs through a 13-mile Company owned pipeline connected to a natural gas liquids fractionation plant.

     Currently, over 40 Company-owned truck transports are involved in the collection of crude oil from producing wells to supply the refineries.

MARKETING AND DISTRIBUTION

     THE FOUR CORNERS MARKET. The Four Corners area is the primary market area for the Company's refined products. The Company's New Mexico market includes the greater Albuquerque area, the largest market in New Mexico. Substantially all of the Company's refined products are distributed in the Four Corners market. The Company estimates that, during 1998, its gasoline production was distributed 57% in New Mexico, 28% in Arizona, 10% in Colorado and 5% in Utah; and its diesel production was distributed 56% in New Mexico, 29% in Arizona, 11% in Colorado and 4% in Utah. The Company's truck transports support refinery sales in its primary market as well as its secondary markets. These vehicles hauled approximately 44% of the refineries' sales barrels in 1998. The balance is transported by customer or common carrier trucking.

     FLAGSTAFF TERMINAL. In 1998, the Company began construction of a 6,000 bpd capacity finished products terminal near Flagstaff, Arizona (the "Flagstaff Terminal"). The terminal is located approximately 14 miles east of Flagstaff and approximately 1/2 mile north of Interstate 40. Initial construction will include a 30,000 bbl unleaded tank, a 20,000 bbl diesel tank and a 15,000 bbl premium tank, in addition to a truck loading rack with 3 loading spots. The Company anticipates that the Terminal will be completed in the second quarter of 1999. The cost of the initial construction is estimated to be approximately $7,120,000, of which $4,800,000 was spent in 1998. In the future, terminal capacity could be expanded to 12,000 bpd of finished product. Product deliveries to the Terminal will be made initially by truck transport from Phoenix or the Company's refineries. The Company currently is reviewing the economics for construction of a pipeline between the terminal and the Ciniza refinery, including the costs of rights-of-way across the Navajo Reservation.

     REFINED PRODUCT SALES. During 1998, the Company sold approximately 8,700,000 barrels of gasoline and 4,200,000 barrels of diesel fuel from its refineries. The Company's retail units sold an equivalent of approximately 48% of these gasoline and 19% of these diesel sales. Gasoline and diesel deliveries made through product exchanges with large oil companies accounted for approximately 12% of the volume sold by the refineries. The remaining gasoline and diesel sales were made to wholesalers, retailers and industrial/commercial customers. Supplementing sales barrels sourced from both refineries were purchases, for resale, of gasoline and diesel from other sources.

     The Company's other refined products are marketed to various third party customers.

RETAIL GROUP

     At December 31, 1998, the Company operated 166 service station/convenience stores located in New Mexico, Arizona, Colorado and Utah. This represents an increase of 29 units since December 31, 1997. The Company also operates a Travel Center located on I-40 adjacent to the Ciniza refinery near Gallup, New Mexico. The Company's retail units sold approximately 209,300,000 gallons of gasoline and diesel fuel in 1998 compared to approximately 144,700,000 gallons in 1997, a 45% increase. Merchandise sales increased approximately 37% in 1998, to $102,800,000 from $75,000,000. The increases were primarily due to an increase in the number of stores, primarily from acquisitions, and the length of time they were operated by the Company in 1998 as compared to 1997. In addition, the implementation and execution of improved merchandise marketing programs contributed significantly to increased merchandise sales. For 1998, same store sales increased 34% for merchandise and increased by 8% for gasoline and diesel fuel compared to 1997.

     During 1998, the Company continued to look for acquisition opportunities to expand its retail market. In February 1998, the Company completed the acquisition of seven retail units in the Southern Colorado area. These units were and continue to be operated under a Conoco branding agreement. In June and July 1998, another 32 units were acquired and one additional unit was leased. Of these units, 15 are located in the Phoenix area and 11 in the Tucson market, with the remainder located in southern and eastern Arizona. Also in 1998, the Company opened two new Company-constructed service station/convenience stores, completely rebuilt one other unit, and started construction on three others. In addition, a number of new land sites were acquired for planned growth through construction in 1999.

     As part of an ongoing effort to dispose of non-strategic or under-performing assets, the Company disposed of 19 stores in 1998.

     In 1997, Giant and Conoco Oil Co. entered into a strategic branding/licensing agreement that allows the Company to brand approved gasoline locations with the Conoco gasoline brand. Presently, 49 units (including the Travel Center) have been converted to the Conoco brand and, based upon expected improvements in gasoline volumes and gross profit, an additional 29 units may be branded Conoco in 1999. Early in 1998, Giant operated service station/convenience stores under eight different brand names as a result of the acquisitions made in 1997 and 1998. The Company developed the Mustang Brand to consolidate the existing trade names and provide brand synergy within Giant. During 1998, approximately 50 stores were renovated and re-branded Mustang.

     Many of the Company's service stations are modern, high-volume self-service stations. During 1998, the Company substantially remodeled 43 units and continued its program to install credit card readers in dispensers at its higher-volume units.

     The Company's service stations are augmented with convenience stores at many locations, which provide items such as general merchandise, alcoholic and nonalcoholic beverages, fast foods, health and beauty aids and automotive products.

     In 1999, the Company intends to continue to look for acquisition opportunities to expand its retail marketing in areas that are consistent with its strategic refining and marketing objectives. The Company also plans to construct approximately 13 new units. This additional growth is expected to be in the Arizona and New Mexico market areas. Additional land sites are also expected to be acquired in 1999, along with the rebuilding or remodeling of several units.

     The Company owns and operates a Travel Center adjacent to the Ciniza refinery on I-40. The Travel Center provides a direct market for a portion of the Ciniza refinery's diesel production and allows diesel fuel to be sold at virtually no incremental transportation cost. In the 12 months ended December 31, 1998, the Company sold approximately 23,000,000 gallons of diesel fuel at the Travel Center (approximately 24% of the Ciniza refinery's total diesel production). The Travel Center facility includes 18 high volume diesel fuel islands, a large truck repair facility, and a 29,000 square foot shopping mall. The facility contains a 265 seat full service restaurant, two large convenience stores, a 24-hour movie theater, a hair salon and other accommodations such as showers, laundry, security and lighted parking.

     In 1998, the Company held a grand reopening at the Travel
Center, introducing nationally recognized fast food chains A&W Root Beer, Taco Bell and Pizza
Hut Express.

PHOENIX FUEL

     On June 3, 1997, Giant Arizona purchased all of the outstanding stock of Phoenix Fuel. Giant Arizona operates Phoenix Fuel as a wholly-owned subsidiary. Phoenix Fuel is an independent industrial/commercial petroleum products distributor with current wholesale fuel sales of approximately 18,400 barrels per day and cardlock sales of approximately 2,000 barrels per day, including gasoline, diesel fuel, jet fuel and kerosene. In addition, Phoenix Fuel distributes approximately 370 barrels per day of oils and lubricants such as motor oil, hydraulic oil, gear oil, cutting oil, grease and various chemicals and solvents.

     Phoenix Fuel has 8 lubricant and bulk petroleum distribution plants, 21 cardlock fueling locations, a bulk lubricant terminaling facility and operates a fleet of 34 finished product transports and 26 finished product tankwagons. These assets and related operations are located throughout the state of Arizona and in Las Vegas, Nevada.

     In February 1998, Phoenix Fuel took over the operations of a Mobil distributorship in Las Vegas, Nevada from Reinhart Oil
Company. This facility supplies a wide range of Mobil products to customers in Southern Nevada and northwest Arizona.

     For the 12 months ended December 31, 1998, Phoenix Fuel sold approximately 4,854,000 barrels of diesel fuel and 2,640,000 barrels of gasoline. Sales of additional products, including lubricants and related items, totaled approximately $26,294,000 for the same period. Most of the fuel sold by Phoenix Fuel is purchased for resale from other refiners and marketers.

SOUTHERN ARIZONA MARKET

     With the acquisition of Phoenix Fuel, the Company expanded its operations into southern Arizona. With the acquisition of 32 service station/convenience stores and the lease of one other from Kaibab Industries, Inc., the Company further increased its presence in this market. In addition, the Company expects to construct approximately 13 new units in 1999, with the majority being constructed in the Phoenix and Tucson markets.

EMPLOYEES

     The Company and its subsidiaries employed approximately 2,740 persons on February 28, 1999, including approximately 2,410 full-time and approximately 330 part-time employees. Approximately 2,330 were employed in refining and marketing operations including 320 part-time employees. Of these, 1,650 (including 300 part-time) were employed in the service station division and 240 (including 10 part-time) were employed at the Travel Center. Phoenix Fuel employed approximately 230 persons, including 10 part-time. The Company currently has no employees covered by a collective bargaining agreement.

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

     The principal competitive factors affecting the Company's refining and marketing operations are (i) the quality, quantity and delivered costs of crude oil, NGLs and other refinery feedstocks,
(ii) refinery processing efficiencies, (iii) refined product mix,
(iv) refined product selling prices, (v) the cost of delivering refined products to markets, and (vi) the ability of competitors to deliver refined products into the Company's primary market area by pipeline. The Company's larger competitors have refineries which are located outside the Four Corners area, but which are larger and more efficient than the Company's refineries and, as a result, have lower per barrel crude oil refinery processing costs. The Company competes with major and larger integrated oil companies and with independent refiners in Southeastern New Mexico, West Texas, the Texas Panhandle, Utah, Colorado and Southern California for selling refined products. Refined products from the Texas and Southeastern New Mexico refineries can be shipped to Albuquerque, New Mexico, primarily through two common carrier pipelines, one originating in El Paso, Texas and the second originating in Amarillo, Texas. In addition, mergers between large integrated oil companies and upgrades to competitors' refineries have resulted in increased competition.

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

     The principal competitive factors affecting Phoenix Fuel are much the same as those affecting the Company's refining and marketing operations except that much of the fuel and all of the lubricants sold by Phoenix Fuel are purchased for resale from other refiners and marketers. Phoenix Fuel must compete with others in the marketplace to purchase the refined products and the lubricants that it sells. To be successful, this must be done at prices that result in margins sufficient to cover fixed and variable expenses.

     The principal competitive factors affecting the Company's retail marketing business are location of service stations, product price, product quality, appearance and cleanliness of service stations and brand identification.

REGULATORY, ENVIRONMENTAL AND OTHER MATTERS

     OPERATIONS. The Company's operations are subject to a variety of federal, state and local health and environmental laws and regulations governing (i) the discharge of pollutants into the soil, air and water, (ii) product specifications, and (iii) the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials. The Company believes that the refineries are capable of processing currently utilized feedstocks in substantial compliance with currently effective environmental laws and regulations. Environmental laws and regulations, however, are becoming increasingly stringent. The following currently appear to the Company to be the most significant of such laws and regulations as they relate to the Company's operations.

     The Company is subject to environmental regulations adopted by the Environmental Protection Agency ("EPA") and state and local environmental agencies to implement the Clean Air Act Amendments of 1990 (the "Amendments"). Among other things, the Amendments require all major sources of hazardous air pollutants, as well as certain other sources of air pollutants, to obtain state operating permits. The permits must contain applicable federal and state emission limitations and standards as well as satisfy other statutory requirements. All sources subject to the permit program must pay an annual permit fee. Permit applications have been filed for both of the Company's refineries, and the Company anticipates that the permits will be received in 1999. Although additional costs will be incurred in connection with these permits, the Company currently does not believe these costs will be material.

     Underground storage tanks installed before December 1988 had to be in compliance with certain specified EPA standards by December 1998. In particular, steel tanks, and associated steel piping, had to be protected against corrosion and devices had to be in place to prevent tank spills and overfills. Underground storage tanks installed after December 1988 were already subject to these requirements. The Navajo Nation has enacted its own substantially-similar requirements. The Company has taken all necessary action to bring its service stations into compliance with the 1998 EPA standards and their Navajo Nation counterparts.

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

     NOTICES OF VIOLATIONS. Notices of Violations and similar governmental notices ("NOVs") are issued by governmental authorities and may allege violations of environmental requirements. The Company is in receipt of a NOV, dated February 9, 1993, from the New Mexico Environment Department ("NMED") alleging that the Company failed to comply with certain notification requirements contained in one of the permits applicable to the Ciniza refinery's land treatment facility. As a result, the Company has submitted a proposal for closure of the land treatment facility. The Company continues to await the approval of its closure plan, which would cost approximately $50,000 to implement.

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

CLEANUP ACTIVITIES

     BLOOMFIELD PROPERTY. The Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank (the "Tank") that was located in Bloomfield, New Mexico. The Company believes that all or a portion of the Tank and the 5.5 acres owned by the Company on which the Tank was located may have been a part of a refinery, owned by various other parties, that, to the Company's knowledge, ceased operations in the early 1960s. The Company completed a site investigation in 1995, which indicated that contaminated groundwater may extend approximately 300 feet south of the property boundary. Without admitting liability for contamination, the Company intends to conduct hydrocarbon remediation activities under the oversight of the New Mexico Oil Conservation Division ("OCD"). These remediation activities, however, cannot be undertaken until issues relating to the potential presence of lead in the soil have been resolved. Without admitting liability for any such contamination, the Company is conducting an investigation into the extent and magnitude of lead contamination under OCD oversight. The investigation arises out of the removal of the Tank by a contractor. Although it is possible that the Company may ultimately incur liability for lead clean-up costs, a reasonable estimate of the amount of the Company's liability, if any, cannot be made at this time because all potentially-applicable factual and legal issues have not been resolved, including whether there is lead at the site in amounts exceeding applicable remediation levels and whether remediation costs, if any, can be recovered from third parties. The Company has approximately $250,000 accrued as an environmental reserve in relation to hydrocarbon contamination on or adjacent to the site.

     ALBUQUERQUE TERMINAL. The Company, and several other entities, have received a notice of intent to file suit from the New Mexico Office of the Natural Resources Trustee (the "ONRT") for the recovery of $260.0 million in alleged damages to natural resources, including alleged damages to ground water, surface water and soil. The notice relates to the South Valley Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") Superfund site in Albuquerque, New Mexico. The site allegedly includes contamination that originated from a GE Aircraft Engines/U.S. Air Force facility, as well as contamination that allegedly originated from a petroleum products terminal that was acquired by the Company in 1995 (the "Albuquerque Terminal"). Potentially responsible party liability is joint and several, such that a responsible party may be liable for all natural resources damages at a site even though it was responsible for only a small part of such damages. At the time of purchase by the Company, Texaco Refining and Marketing Inc. ("Texaco") agreed to defend, indemnify, reimburse and hold the Company harmless from and against all claims and damages arising from, or caused by, pre-closing contamination. Texaco has acknowledged its obligation under this agreement, subject to any evidence that the ONTR intends to assess damages for any releases resulting from the Company's operations. The Company believes that any natural resources damages associated with the South Valley Superfund site relate to releases that predate the Company's acquisition of the Albuquerque Terminal.

     FARMINGTON PROPERTY/LEE ACRES LANDFILL. In 1973, the Company constructed the Farmington refinery that was operated until 1982. The Company became aware of soil and shallow groundwater contamination at this facility in 1985. The Company hired environmental consulting firms to investigate the contamination and undertake remedial action. The consultants identified several areas of contamination in the soils and shallow groundwater underlying the Farmington property. A consultant to the Company has indicated that contamination attributable to past operations at the Farmington property has migrated off the refinery property, including a hydrocarbon plume that appears to extend no more than 1,800 feet south of the refinery property. Remediation activities are ongoing by the Company under OCD's supervision, although no cleanup order has been received. The Company had reserved approximately $1,000,000 for possible environmental expenditures relating to its Farmington property, of which approximately $650,000 still remains.

     The Farmington property is located adjacent to the Lee Acres Landfill (the "Landfill"), a closed landfill formerly operated by San Juan County, which is situated on lands owned by the United States Bureau of Land Management (the "BLM"). Industrial and municipal wastes were disposed of in the Landfill by numerous sources. During the period that it was operational, the Company disposed of office trash, maintenance shop trash, used tires and water from the Farmington refinery's evaporation pond at the Landfill.

     The Landfill was added to the National Priorities List as a CERCLA Superfund site in 1990. In connection with this listing, EPA defined the site as the Landfill and the Landfill's associated groundwater plume. EPA excluded any releases from the Farmington refinery itself from the definition of the site. In May 1991, EPA notified the Company that it may be a potentially responsible party under CERCLA for the release or threatened release of hazardous substances, pollutants or contaminants at the Landfill.

     BLM made a proposed plan of action for the Landfill available to the public several years ago. Remediation alternatives examined by BLM in connection with the development of its proposed plan ranged in projected cost from no cost to approximately $14.5 million. BLM proposed the adoption of a remedial action alternative that it believes would cost approximately $3.9 million to implement.

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

     BLM received public comment on its proposed plan. The final remedy for the site, however, has not yet been selected. It is believed that BLM, EPA and NMED will all be involved in the remedy selection process. In 1989, a consultant to the Company estimated, based on various assumptions, that the Company's share of potential liability could be approximately $1.2 million. This figure was based upon estimated Landfill remediation costs significantly higher than those being proposed by BLM. The figure was also based on the consultant's evaluation of such factors as available clean-up technology, BLM's involvement at the site and the number of other entities that may have had involvement at the site, but did not include an analysis of all of the Company's potential legal defenses and arguments, including possible setoff rights.

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

     BLOOMFIELD REFINERY. In connection with the acquisition of the Bloomfield refinery, the Company assumed certain environmental obligations including Bloomfield Refining Company's ("BRC") obligations under an Administrative Order issued by EPA in 1992 pursuant to the Resources Conservation and Recovery Act (the "Order"). The Order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. The Company established an environmental reserve of $2.25 million in connection with this matter, of which approximately $1.9 million still remains.
 Rights-Of-Way. Certain irregularities in title may exist with respect to a limited number of the Company's rights-of-way or franchises for its crude oil pipeline gathering system. The Company, however, has continued its use of the entirety of its pipeline gathering system. As of this date, no claim stemming from any right-of-way or franchise matter has been asserted against the Company. The Company does not believe that its use or enjoyment of the pipeline gathering system will be adversely affected by any such right-of-way matters or irregularities in title.

     TAXES. The Company is subject to audit on an ongoing basis of the various taxes that it pays to federal, state, local and tribal agencies. These audits may result in assessments or refunds along with interest and penalties. In some cases the jurisdictional basis of the taxing authority is in dispute and is the subject of litigation or administrative appeals. The Company has received several tax notifications and assessments from the Navajo Tribe relating to Company operations outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1.8 million severance tax assessment issued in November 1991 in connection with crude oil removed from properties located within this area. The Company has invoked its appeal rights with the Tribe's Tax Commission in connection with this assessment and intends to oppose the assessment. In November 1998, the Company received a notice of proposed assessment from the Navajo Tribe for an additional $2.1 million involving severance tax issues similar to those raised in connection with the $1.8 million assessment. The Company has responded to the notice of proposed assessment and intends to oppose any final assessment issued by the Navajo Tribe in connection with the area of disputed jurisdiction. Although it is probable that the Company will incur liability in connection with tax notifications and assessments from the Navajo Tribe relating to the area of disputed jurisdiction, it is not possible to reasonably estimate the amount of any obligation for such taxes at this time because the Navajo Tribe's legal authority to impose taxes throughout this area has not been legally established and all potentially-applicable factual issues have not been resolved. The Company has accrued a liability for assessments that it has received from the Navajo Tribe for substantially less than the amount of the assessments. It is possible that the Company's assessments will have to be litigated by the Company before final resolution. In addition, the Company may receive further tax assessments. The Company may potentially be able to request reimbursement from third party oil lease interest owners in connection with any severance tax amounts ultimately paid by the Company that relate to purchases from them. The Company intends to continue purchasing activities in the area of disputed jurisdiction.

DISCONTINUED OIL & GAS OPERATIONS

     On August 30, 1996, the Company sold substantially all of its oil and gas assets. The Company retained its ownership in natural gas wells located in San Juan County, New Mexico which qualified for federal coal seam gas tax credits under Section 29 of the Internal Revenue Code. Future Section 29 tax credits generated from natural gas production from the retained wells will be realized by the Company and, when earned, will be used to offset income taxes payable through the year 2002. These wells are subject to (i) a production payment to the buyer of the Company's other oil and gas assets, under which the natural gas reserves related to these wells will be produced for the benefit of the buyer, and (ii) a "suboperating" agreement under which the buyer assumes substantially all of the responsibilities and risks of operation of the wells.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to ordinary routine litigation incidental to its business. There is also hereby incorporated by reference the information under the headings "Regulatory, Environmental and Other Matters" in Items 1 and 2, the discussions contained in Item 7, and the information regarding contingencies in
Note 18 to the Consolidated Financial Statements in Item 8.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     Executive officers of the Company as of March 1, 1999 are listed below:

                                                         Executive
       Name          Age   Position                     Officer Since
----------------     ---   -------------------------    -------------
James E. Acridge      58   Chairman of the Board,       October 1989
                           President and Chief
                           Executive Officer

Fredric L. Holliger   51   Executive Vice President     October 1989
                           and Chief Operating Officer

Morgan Gust           51   Executive Vice President     August 1990

Monte N. Swetnam      62   Executive Vice President     December 1998
                           Administration and
                           Corporate Affairs

Jack W. Keller        54   President of Phoenix Fuel    February 1999
                           Co. Inc.

Philip W. Tomczyk     46   President of the Company's   February 1999
                           Retail Group Business Unit

Guy W. Yates          59   President of the Company's   February 1999
                           Refining Group Business Unit

Kim H. Bullerdick     45   Vice President; Director,    February 1999
                           Legal Department; and
                           Secretary

Mark B. Cox           40   Vice President, Treasurer,   February 1999
                           Financial Officer and
                           Assistant Secretary

Gary R. Dalke         46   Vice President, Controller,  February 1999
                           Accounting Officer and
                           Assistant Secretary

     The officers of the Company are elected annually by the Board of Directors and each officer serves until his successor is chosen and qualified or until his earlier resignation or removal. There are no family relationships among the officers of the Company.

     James E. Acridge has served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company since October 1989. Mr. Acridge also serves as Chairman of the Nominating Committee. Mr. Acridge started Giant Industries Arizona, Inc. ("Giant Arizona"), the Company's principal wholly-owned subsidiary, in 1969. The Company was formed in 1989 in connection with the concurrent initial public offering of stock by the Company and the reorganization of Giant Arizona and Hixon Development Company ("Hixon"). As a result of the reorganization, Giant Arizona and Hixon became the principal wholly-owned subsidiaries of the Company. Subsequent to the reorganization, Hixon was renamed Giant Exploration and Production Company ("Giant E&P"). Giant E&P sold substantially all of its assets in August 1996. Mr. Acridge has served continuously as the Chairman of the Board of Directors, President and Chief Executive Officer of the Company and Giant Arizona since their formation. Since June 1997, Mr. Acridge also has served as Chairman of the Board of Phoenix Fuel Co., Inc. ("Phoenix Fuel"), an industrial/commercial petroleum products distributor, all of whose stock was acquired by Giant Arizona in June 1997.

     Fredric L. Holliger has served as a director, Executive Vice President and Chief Operating Officer of the Company since October 1989. Mr. Holliger joined Giant Arizona as Senior Vice President, and President of the Giant Arizona refining division, in February 1989, and continues to serve as a director, Executive Vice President and Chief Operating Officer of Giant Arizona. Mr. Holliger also has served as a director and Chief Executive Officer of Phoenix Fuel since June 1997.

     Morgan Gust has served as Executive Vice President of the Company and Giant Arizona since February 1999. From September 1990 through September 1998, Mr. Gust served in various senior management positions for the Company and Giant Arizona, including Vice President, Vice President Administration, General Counsel, and Secretary. From October 1998 until January 1999, Mr. Gust was not with the Company. Upon returning to the Company in January 1999, Mr. Gust was part of senior management until being elected Vice President by the Board of Directors of the Company on February 25, 1999.

     Monte N. Swetnam has served as Executive Vice President Administration and Corporate Affairs of the Company and Giant Arizona since December 1998 and as Executive Vice President of Giant E&P since January 1994. From October 1997 to December 1998, Mr. Swetnam served as Vice President, Corporate Affairs for Giant Arizona. From November 1996 to October 1997, he served as Vice President, Refining Operations for Giant Arizona.

     Jack W. Keller has served as the President of Phoenix Fuel since December 1996. From 1989 to December 1996, Mr. Keller served in various senior management roles with Phoenix Fuel, including Chief Operating Officer from 1993 to 1996 and General Manager from 1989 to 1993. From December 1997 to September 1998, Mr. Keller also served as Senior Vice President, Marketing Division of Giant Arizona.

     Philip W. Tomczyk has served as the President of the Company's Retail Group Business Unit since February 1999. From December 1997 to February 1999, Mr. Tomczyk served as Senior Vice President of Giant Arizona's Retail Division. From February 1997 to November 1997, Mr. Tomczyk provided consulting services to the Company. From August 1996 to February 1997, Mr. Tomczyk was the President of Discovery & Solutions, a strategic planning consulting firm that he founded. In May 1996, Mr. Tomczyk purchased three apartment buildings that he remodeled and continues to own and operate. From February 1992 to April 1996, Mr. Tomczyk served as a Senior Vice President of Circle K Corp. where he was responsible for gasoline, engineering, construction, real estate and mergers and acquisitions.

     Guy W. Yates has served as President of the Company's Refining Group Business Unit since February 1999. Prior to that, Mr. Yates served as Senior Vice President, Acquisitions of Giant Arizona from 1997 through February 1999. From 1989 to 1997, Mr. Yates served as Giant Arizona's Vice President, Marketing and Product Supply. From 1982 through 1989, Mr. Yates served as Giant Arizona's Vice President, Marketing.

     Kim H. Bullerdick has served as Vice President; Director, Legal Department and Secretary of the Company and Giant Arizona since December 1998. From September 1998 to December 1998, Mr. Bullerdick served as an Assistant Secretary of the Company and Giant Arizona. Mr. Bullerdick joined Giant Arizona in June 1987 as Corporate Counsel. In August 1995, he was appointed Assistant General Counsel of Giant Arizona, and in 1998, he was appointed Associate General Counsel; Manager, Legal Department; and Manager, Regulatory Affairs.

     Mark B. Cox has served as Vice President, Treasurer, Financial Officer and Assistant Secretary of the Company and Giant Arizona since December 1998. From September 1998 to December 1998, Mr. Cox served as Treasurer and Assistant Secretary of the Company and Giant Arizona. From 1997 to September 1998, Mr. Cox served as Treasurer of the Company and Giant Arizona. From 1994 to 1997, Mr. Cox served as Assistant Treasurer of Giant Arizona.

     Gary R. Dalke has served as Vice President, Controller, Accounting Officer and Assistant Secretary of the Company and Giant Arizona since December 1998. From September 1998 to December 1998, Mr. Dalke served as an Assistant Secretary of the Company and Giant Arizona. From April 1998 to September 1998, Mr. Dalke served as Chief Information Officer of Giant Arizona, and from July 1998 to December 1998, Mr. Dalke served as the Controller for Giant Arizona. From January 1990 to July 1998, Mr. Dalke served as Chief Financial Officer of Phoenix Fuel. From January 1997 to July 1998, Mr. Dalke also was Vice President of Phoenix Fuel, and from June 1997 to September 1998, he was also Treasurer of Phoenix Fuel.

                                PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The principal United States market on which the Company's common stock is traded is the New York Stock Exchange. The high and low sales prices for the Common Stock for each full quarterly period as reported on the New York Stock Exchange Composite Tape for the last two fiscal years are as follows:

               Quarter Ended          High          Low
               -------------          ----          ---
               December 31, 1998      13 1/2       8 9/16
               September 30, 1998     18 9/16     10 3/4
               June 30, 1998          23 11/16    17 5/16
               March 31, 1998         21 1/16     16 3/4

               December 31, 1997      20 1/2      16 3/4
               September 30, 1997     20 5/8      15
               June 30, 1997          16 7/8      10
               March 31, 1997         15 5/8      12 3/8

     During 1998, the Company's Board of Directors declared cash dividends on common stock for the first three quarters of $0.05 per share. During 1997, the Company's Board of Directors declared four quarterly cash dividends on common stock of $0.05 per share. Any future dividends are subject to the results of the Company's operations, declarations by the Board of Directors and existing debt covenants, as described below.

     The Company has issued $150,000,000 of 9% Senior Subordinated Notes (the "9% Notes") and $100,000,000 of 9 3/4% Senior Subordinated Notes (the "9 3/4% Notes"). The 9% Notes were issued pursuant to an Indenture dated August 26, 1997 (the "9% Indenture") and the 9 3/4% Notes were issued pursuant to an Indenture dated November 29, 1993 (the "9 3/4% Indenture" and collectively with the 9% Indenture the "Indentures"). The Indentures are among the Company, its Subsidiaries, as guarantors, Bank of New York, as trustee under the 9% Indenture and NBD Bank, National Association, as trustee under the 9 3/4% Indenture. The Indentures contain a number of covenants, which, among other provisions, place restrictions on the Company's payment of dividends and purchase of its common stock.

     The Indentures include the payment of dividends and purchase of the Company's common stock in their definitions of "Restricted
Payments." The Indentures place limitations on "Restricted Payments," the most significant of which are summarized as follows:

     The Company cannot, and cannot permit any of its Restricted
Subsidiaries to, directly or indirectly, make any Restricted Payment, unless:

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

     At December 31, 1998, retained earnings available for dividends under the most restrictive terms of the Indentures was approximately $8,626,000. The Company, however, is unable to pay any dividends at the present time under the terms of its 9 3/4% Indenture. At December 31, 1998, and as of the date hereof, the Company does not satisfy the 9 3/4% Indenture's consolidated coverage ratio test and, therefore, is prevented from making "Restricted Payments," including payment of dividends and the purchase of its common stock.

     Also see the "Capital Structure" discussion in "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" included in Item 7 hereof.

     Capitalized items used but not defined above have the meaning assigned to them in the Indentures.

     There were 270 holders of record of Common Stock on March 19, 1999.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table summarizes recent financial information of the Company. This selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations at Item 7 and the Consolidated Financial Statements, related notes thereto, and the Auditors' Report included in Item 8 hereof:

                   FINANCIAL AND OPERATING HIGHLIGHTS
    (In Millions, Except Percentages, Per Share and Operating Data)

                                                         Year Ended December 31,
                                            ----------------------------------------------------
                                              1998       1997       1996       1995       1994
                                            --------  ---------  ---------  ---------   --------
Financial Statement Data
Continuing Operations:
  Net Revenues                              $  642.5  $   657.3  $   499.2  $   332.9   $  291.6
  Operating Income                              19.9       41.1       39.7       20.6       20.1
  Net Earnings (Loss)                           (2.2)      15.3       17.0        7.7        7.4
  Earnings (Loss) Per Common Share - Basic     (0.20)      1.38       1.52       0.68       0.61
  Earnings (Loss) Per Common Share - Diluted   (0.20)      1.37       1.50       0.67       0.61
Discontinued Operations
  Net Earnings (Loss)(1)                                                          0.2       (2.9)
  Earnings (Loss) Per Common Share
  - Basic and Diluted                                                            0.01      (0.24)
Weighted Average Common
Shares Outstanding                              11.0       11.1       11.2       11.5       12.1
Dividends Paid Per Common Share                 0.20       0.20       0.20       0.20
Stockholders' Equity                           127.7      133.5      122.1      109.7      109.7
Book Value Per Common Share                    11.78      12.14      11.00       9.75       9.15
Return on Average Stockholders' Equity                    12.0%      14.7%       7.2%       4.2%
Total Assets                                   525.8      535.4      324.0      324.9      279.4
Working Capital                                 91.1      111.7       21.5       50.3       86.4
Long-Term Debt as a Percentage
  of Total Capitalization                      68.9%      67.4%      48.1%      56.5%      51.4%
Long-Term Debt                                 282.5      275.6      113.1      142.7      116.1

OPERATIONS DATA - CONTINUING OPERATIONS:(2)
REFINING AND MARKETING:
Rated Crude Oil Capacity Utilized                84%        87%        90%        88%        92%
Refinery Sourced Sales Barrels (Bbls/Day)     37,898     39,037     38,814     27,430     23,054
Average Crude Oil Costs ($/Bbl)             $  14.29   $  20.60   $  21.80   $  18.41   $  16.97
Refinery Margin ($/Bbl)                     $   4.83   $   6.39   $   6.21   $   5.13   $   5.60
Service Stations:
Fuel Gallons Sold (In Thousands)             184,374    125,219     87,499     85,872     85,550
Product Margin ($/Gallon)                   $  0.206   $  0.213   $  0.201   $  0.196   $  0.200
Merchandise Sold ($ In Thousands)           $ 95,496   $ 67,601   $ 42,037   $ 38,091   $ 32,727
Merchandise Margin                               30%        30%        30%        30%        29%
Number of Outlets at Year End                    166        148         52         51         50
  Travel Centers:(3)
    Fuel Gallons Sold (In Thousands)          24,950     19,434     18,298     21,522     30,337
    Product Margin ($/Gallon)               $  0.111   $  0.111   $  0.104   $  0.102   $  0.118
    Merchandise Sold ($ In Thousands)       $  7,331   $  7,382   $  7,092   $  7,640   $  9,929
    Merchandise Margin                           45%        44%        46%        47%        45%
    Number of Outlets at Year End                  1          1          1          1          1
  Retail Fuel Volumes Sold as a % of
    Refinery Sourced Sales Barrels(3)            36%        24%        18%        26%        33%
PHOENIX FUEL:
    Fuel Gallons Sold (In Thousands)         314,763    172,121
    Product Margin ($/Gallon)               $  0.067   $  0.075
    Lubricant Sales ($ In Thousands)        $ 22,517   $ 12,923
    Lubricant Margin                             14%        14%


(1) The 1994 amount includes a $2.2 million net of tax charge for the reduction of the carrying value of crude oil and natural gas properties.

(2) Operations data includes the operations of the Bloomfield refinery from October 4, 1995, the Thriftway and Phoenix Fuel acquisitions from approximately June 1, 1997, the DeGuelle acquisition from February 10, 1998, and the Kaibab acquisition from approximately July 1, 1998.

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