Form 10-Q
period 1999-03-31
GIANT INDUSTRIES INC
filed 1999-05-17
CIK 856465

                          FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

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

                   Yes [X]    No [ ]

Number of Common Shares outstanding at April 30, 1999: 10,844,767 shares.

             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets
          March 31, 1999 (Unaudited) and December 31, 1998

          Condensed Consolidated Statements of Earnings (Loss)
          Three Months Ended March 31, 1999 and 1998
          (Unaudited)

          Condensed Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1999 and 1998 (Unaudited)

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Item 3  - Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

Item 4  - Submission of Matters to a Vote of Security Holders

Item 6  - Exhibits and Reports on Form 8-K

SIGNATURE

                                 PART I
                         FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (In thousands)

                                                                   March 31, 1999   December 31, 1998
                                                                   --------------   -----------------
                                                                    (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents....................................       $  22,598       $  55,697
  Receivables, net.............................................          54,065          50,195
  Inventories..................................................          58,328          51,349
  Prepaid expenses and other...................................          10,093           7,860
  Deferred income taxes........................................           6,625           6,625
                                                                      ---------       ---------
     Total current assets......................................         151,709         171,726
                                                                      ---------       ---------
Property, plant and equipment..................................         447,880         439,940
  Less accumulated depreciation and amortization...............        (144,009)       (138,008)
                                                                      ---------       ---------
                                                                        303,871         301,932
                                                                      ---------       ---------
Goodwill, net..................................................          22,635          22,902
Other assets...................................................          28,599          29,225
                                                                      ---------       ---------
                                                                      $ 506,814       $ 525,785
                                                                      =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt............................       $     254       $   1,200
  Accounts payable.............................................          47,261          42,903
  Accrued expenses.............................................          37,220          36,519
                                                                      ---------       ---------
     Total current liabilities.................................          84,735          80,622
                                                                      ---------       ---------
Long-term debt, net of current portion.........................         258,455         282,484
Deferred income taxes..........................................          27,001          26,793
Other liabilities and deferred income..........................           8,063           8,184
Commitments and contingencies (Notes 5 and 6)
Common stockholders' equity....................................         128,560         127,702
                                                                      ---------       ---------
                                                                      $ 506,814       $ 525,785
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

                            GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                          (Unaudited)
                             (In thousands except per share data)

                                                                   Three Months Ended
                                                                        March 31,
                                                             ------------------------------
                                                                1999               1998
                                                             -----------        -----------
Net revenues...........................................      $   149,021        $   145,716
Cost of products sold..................................           99,687            105,752
                                                             -----------        -----------
Gross margin...........................................           49,334             39,964
Operating expenses.....................................           27,660             25,449
Depreciation and amortization..........................            7,338              6,789
Selling, general and administrative expenses...........            7,362              5,259
                                                             -----------        -----------
Operating income.......................................            6,974              2,467
Interest expense, net..................................            5,590              5,599
                                                             -----------        -----------
Earnings (loss) before income taxes....................            1,384             (3,132)
Provision (benefit) for income taxes...................              526             (1,450)
                                                             -----------        -----------
Net earnings (loss)....................................      $       858        $    (1,682)
                                                             ===========        ===========
Net earnings (loss) per common share:
  Basic................................................      $      0.08        $     (0.15)
                                                             ===========        ===========
  Assuming dilution....................................      $      0.08        $     (0.15)
                                                             ===========        ===========

See accompanying notes to condensed consolidated financial statements.

                     GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In thousands)
                                                                          Three Months Ended
                                                                               March 31,
                                                                         --------------------
                                                                           1999        1998
                                                                         --------    --------
Cash flows from operating activities:
  Net earnings (loss)...........................................         $    858    $ (1,682)
  Adjustments to reconcile net earnings (loss) to net
    cash provided (used) by operating activities:
      Depreciation and amortization.............................            7,338       6,789
      Deferred income taxes.....................................              208        (200)
      Other.....................................................              208          42
      Changes in operating assets and liabilities:
        (Increase) decrease in receivables......................           (3,108)      8,665
        Increase in inventories.................................           (6,987)     (9,849)
        Increase in prepaid expenses and other..................           (2,253)     (2,568)
        Increase (decrease) in accounts payable.................            4,358      (9,570)
        Increase (decrease) in accrued expenses.................              700      (2,995)
                                                                         --------    --------
Net cash provided (used) by operating activities................            1,322     (11,368)
                                                                         --------    --------
Cash flows from investing activities:
  Purchases of property, plant and equipment and other assets...           (9,530)    (12,658)
  Business acquisition..........................................                       (9,761)
  Proceeds from sale of property, plant and equipment...........              121         186
                                                                         --------    --------
Net cash used by investing activities...........................           (9,409)    (22,233)
                                                                         --------    --------
Cash flows from financing activities:
  Payments of long-term debt....................................          (24,974)     (3,643)
  Payment of dividends..........................................                         (550)
  Deferred financing costs......................................              (38)        (64)
                                                                         --------    --------
Net cash used by financing activities...........................          (25,012)     (4,257)
                                                                         --------    --------
Net decrease in cash and cash equivalents.......................          (33,099)    (37,858)
Cash and cash equivalents:
  Beginning of period...........................................           55,697      82,592
                                                                         --------    --------
  End of period.................................................         $ 22,598    $ 44,734
                                                                         ========    ========

See accompanying notes to condensed consolidated financial statements.
/TABLE

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

    Giant Industries, Inc., a Delaware corporation ("Giant" or, together with its subsidiaries, the "Company"), through its wholly-owned subsidiary Giant Industries Arizona, Inc. ("Giant Arizona"), is engaged in the refining and marketing of petroleum products in New Mexico, Arizona, Colorado and Utah, with a concentration in the Four Corners where these states adjoin. In addition, Phoenix Fuel Co., Inc. ("Phoenix Fuel"), a wholly-owned subsidiary of Giant Arizona, operates an industrial/commercial petroleum fuels and lubricants distribution operation. (See Note 2 for further discussion of Company operations.)

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's financial statements as of January 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities record all derivatives as either assets or liabilities, measured at fair value, with any change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

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

     Selling, general and administrative expenses of approximately $556,000 relating to specific accounting and information system costs associated with the Company's retail operations have been reclassified to operating expenses in the Condensed Consolidated Statements of Earnings (Loss) for the three months ended March 31, 1998, to conform to the March 31, 1999, classification which the Company believes more accurately reflects the nature of such costs.

NOTE 2 - COMPANY OPERATIONS

     The Company is organized into three operating segments based on manufacturing and marketing criteria. These segments are the Refining Group, the Retail Group and Phoenix Fuel. A description of each segment and principal products and operations are as follows:

     - Refining Group: The Refining Group consists of the Company's two refineries, its fleet of crude oil and finished product truck transports, its crude oil pipeline gathering operations and its finished product terminaling operations. The Company's two refineries manufacture various grades of gasoline, diesel fuel, jet fuel and other products from crude oil, other feedstocks and blending components. These products are sold through company-operated retail facilities, independent wholesalers and retailers, industrial/commercial accounts and sales and exchanges with major oil companies. Crude oil, other feedstocks and blending components are purchased from third party suppliers.

     - Retail Group: The Retail Group consists of service station/convenience stores and one travel center. These operations sell various grades of gasoline, diesel fuel, general merchandise and food products to the general public through retail locations. The petroleum fuels sold by the Retail Group are supplied by the Refining Group, which either manufactures these refined products or acquires them through exchange arrangements, third party purchases, or from Phoenix Fuel. General merchandise and food products are obtained from third party suppliers.

     - Phoenix Fuel: Phoenix Fuel is an industrial/commercial petroleum fuels and lubricants distribution operation, which includes a number of bulk distribution plants, an unattended fleet fueling ("cardlock") operation and a fleet of finished product truck transports. The petroleum fuels and lubricants sold are primarily obtained from third party suppliers and to a lesser extent from the Refining Group.

     Operations that are not included in any of the three segments are included in the category "Other" and consist primarily of corporate office operations, including selling, general and administrative expenses of $7,179,000 and $4,963,000 for the first quarter of 1999 and 1998, respectively.

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

     Disclosures regarding the Company's reportable segments with reconciliations to consolidated totals are presented below.


                                       As of and for the Three Months Ended March 31, 1999 (In thousands)
                                       -----------------------------------------------------------------
                                       Refining   Retail   Phoenix           Reconciling
                                        Group     Group      Fuel    Other     Items      Consolidated
                                       --------  --------  -------  -------  -----------  ------------
Customer net revenues...............   $ 33,054  $ 68,251  $47,674  $    42                 $149,021
Intersegment net revenues...........     31,364              1,168            $(32,532)
                                       --------  --------  -------  -------   --------      --------
Total net revenues..................   $ 64,418  $ 68,251  $48,842  $    42   $(32,532)     $149,021
                                       --------  --------  -------  -------   --------      --------
Operating income....................   $ 10,639  $  1,341  $ 2,131  $(7,137)           $  6,974
Interest expense....................                                                          (6,051)
Interest income.....................                                                             461
                                                                                            --------
Earnings before income taxes........                                                        $  1,384
                                                                                            --------
Depreciation and amortization.......   $  3,840  $  2,105  $   555  $   838                 $  7,338
Total assets........................   $247,627  $128,090  $68,005  $63,092                 $506,814
Capital expenditures................   $  2,221  $  6,656  $   342  $   311                 $  9,530


                                       As of and for the Three Months Ended March 31, 1998 (In thousands)
                                       -----------------------------------------------------------------
                                       Refining   Retail   Phoenix           Reconciling
                                        Group     Group      Fuel    Other     Items      Consolidated
                                       --------  --------  -------  -------  -----------  ------------
Customer net revenues...............   $ 45,924  $ 56,512  $43,178  $   102                 $145,716
Intersegment net revenues...........     28,449       679      753            $(29,881)
                                       --------  --------  -------  -------   --------      --------
Total net revenues..................   $ 74,373  $ 57,191  $43,931  $   102   $(29,881)     $145,716
                                       --------  --------  -------  -------   --------      --------
Operating income....................   $  3,721  $  2,337  $ 1,270  $(4,861)                $  2,467
Interest expense....................                                                          (6,500)
Interest income.....................                                                             901
                                                                                            --------
Loss before income taxes............                                                        $ (3,132)
                                                                                            --------
Depreciation and amortization.......   $  3,444  $  2,051  $   481  $   813                 $  6,789
Capital expenditures................   $  7,755  $  3,736  $   458  $   503                 $ 12,452

NOTE 3 - EARNINGS PER SHARE:

     The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net earnings (loss):

                                                Three Months Ended March 31,
                             -------------------------------------------------------------------
                                           1999                               1998
                             --------------------------------   --------------------------------
                                                        Per                                Per
                              Earnings       Shares    Share       Loss         Shares    Share
                             (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount
                             ----------- ------------- ------   ----------- ------------- ------
Earnings (loss) per common
  share - basic

  Net earnings (loss)         $858,000     10,838,767   $0.08    $(1,682,000) 10,993,267   $(0.15)

  Effect of dilutive
    stock options                               8,517                                  -*
                              --------     ----------   -----    -----------  ----------   ------
Earnings (loss) per common
  share - assuming dilution

  Net earnings (loss)         $858,000     10,847,284   $0.08    $(1,682,000) 10,993,267   $(0.15)
                              ========     ==========   =====    ===========  ==========   ======

*The additional shares would be antidilutive due to the net loss.

     There were no transactions subsequent to March 31, 1999, that if the transactions had occurred before March 31, 1999, would materially change the number of common shares or potential common shares outstanding as of March 31, 1999.

NOTE 4 - INVENTORIES:

                                                          March 31, 1999     December 31, 1998
                                                          --------------     -----------------
                                                                    (In thousands)
Inventories consist of the following:

First-in, first-out ("FIFO") method:
  Crude oil.........................................         $ 9,176              $ 8,419
  Refined products..................................          20,725               17,956
  Refinery and shop supplies........................           9,700                9,648
  Merchandise.......................................           4,680                4,568
Retail method:
  Merchandise.......................................           7,278                7,460
                                                             -------              -------
                                                              51,559               48,051
Adjustment for last-in, first-out("LIFO") method.....         12,679               14,758
Allowance for lower of cost or market...............          (5,910)             (11,460)
                                                             -------              -------
                                                             $58,328              $51,349
                                                             =======              =======

     The portion of inventories valued on a LIFO basis totaled $37,689,000 and $30,423,000 at March 31, 1999 and December 31, 1998,
respectively. The following data will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at March 31, 1999 and 1998, net earnings and diluted earnings per share for the three months ended March 31, 1999 would have been lower by $2,083,000 and $0.19, respectively, and the net loss and diluted loss per share for the three months ended March 31, 1998 would have been higher by $2,213,000 and $0.20, respectively.

NOTE 5 - LONG-TERM DEBT:

     The Company has issued $150,000,000 of 9% senior subordinated notes due 2007 (the "9% Notes") and $100,000,000 of 9 3/4% senior subordinated notes due 2003 (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"). The Indentures supporting the Notes contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, to incur or guarantee debt, to pay dividends, to repurchase shares of the Company's common stock, to sell certain assets or subsidiary stock, to engage in certain mergers, to engage in certain transactions with affiliates or to alter the Company's current line of business. At March 31, 1999, the Company was in compliance with the covenants relating to the 9% Notes, but was precluded from making restricted payments pursuant to one of the covenants relating to the 9 3/4% Notes. As defined in the Indenture supporting the 9 3/4% Notes, restricted payments include the payment of dividends and the repurchase of shares of the Company's common stock. At March 31, 1999, the terms of the Indenture supporting the 9 3/4% Notes also restricted the amount of money the Company could borrow. This amount is the greater of $40,000,000 or the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories as defined in the Indenture. At March 31, 1999, this amount was approximately $80,825,000.

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

     In accordance with the Indentures supporting the Notes, the Company must either use the net proceeds of approximately $50,100,000 from the sale-leaseback transaction between the Company and FFCA Capital Holding Corporation ("FFCA") completed in December 1998, in which the Company sold eighty-three service stations/convenience stores to FFCA and leased them back, to make a permanent reduction in senior indebtedness (as defined in the respective Indentures), or make an investment in capital assets used in the Company's principal business (as defined in the respective Indentures). The Company has 360 days in which to use the net proceeds for such a purpose under the terms of the Indenture supporting the 9% Notes, and has 270 days under the terms of the Indenture supporting the 9 3/4% Notes. In each case, upon completion of the specified period, if all of the net proceeds have not been used for such a purpose, the Company may be obligated, under certain circumstances, to repurchase the respective senior subordinated notes with the unused portion. The Company anticipates that it will use the net proceeds from the FFCA transaction to invest in capital assets or to reduce senior indebtedness before the applicable periods expire.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

     Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company's business, including those matters described below, are pending against the Company and certain of its subsidiaries. Certain of these matters involve or may involve significant claims for compensatory, punitive or other damages. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at March 31, 1999, which may result from these matters is not ascertainable, the Company believes that any amounts exceeding the Company's recorded accruals should not materially affect the Company's financial condition. It is possible that the ultimate resolution of these matters could result in a material adverse effect on the Company's results of operations for a particular reporting period.

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

     The Company, and several other entities, have received a notice of intent to file suit from the New Mexico Office of the Natural Resources Trustee (the "ONRT") for the recovery of $260,000,000 in alleged damages to natural resources, including alleged damages to ground water, surface water and soil. The ONRT may revise its damage estimate after a damage assessment is completed. The notice relates to the South Valley Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") Superfund site in Albuquerque, New Mexico. The site allegedly includes contamination that originated from a GE Aircraft Engines/U.S. Air Force facility, as well as contamination that allegedly originated from a petroleum products terminal that was acquired by the Company in 1995 (the "Albuquerque Terminal"). Potentially responsible party liability is joint and several, such that a responsible party may be liable for all natural resources damages at a site even though it was responsible for only a small part of such damages. At the time of purchase by the Company, Texaco Refining and Marketing Inc. ("Texaco") agreed to defend, indemnify, reimburse and hold the Company harmless from and against all claims and damages arising from, or caused by, pre-closing contamination. Texaco has acknowledged its obligation under this agreement, subject to any evidence that the ONRT intends to assess damages for any releases resulting from the Company's operations. The Company believes that any natural resources damages associated with the South Valley Superfund site relate to releases that predate the Company's acquisition of the Albuquerque Terminal and, accordingly, does not believe that it needs to record a liability in connection with this matter.

     In May 1991, the Environmental Protection Agency ("EPA") notified the Company that it may be a potentially responsible party for the release, or threatened release, of hazardous substances, pollutants or contaminants at the Lee Acres Landfill (the "Landfill") CERCLA Superfund site. The Landfill is adjacent to the Company's inactive Farmington refinery. This refinery was operated until 1982. Although a final plan of action for the Superfund site has not yet been adopted by the Bureau of Land Management (the "BLM"), the owner of the Landfill, BLM developed a proposed plan of action in 1996, which it projected would cost approximately $3,900,000 to implement. This cost projection is based on certain assumptions which may or may not prove to be correct and is contingent on confirmation that the remedial actions, once implemented, are adequately addressing Landfill contamination. For example, if assumptions regarding groundwater mobility and contamination levels are incorrect, BLM is proposing to take additional remedial actions with an estimated cost of approximately $1,800,000.

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

     The Company is undertaking an investigation into potential lead contamination at a 5.5 acre site that the Company owns in Bloomfield, New Mexico. The investigation arises out of the removal of a 55,000 barrel crude oil storage tank by a contractor. The Company has completed a survey that indicates that lead levels in the soil at this site are below Environmental Protection Agency cleanup levels for industrial and residential sites. The Company has submitted this report to the New Mexico Energy, Minerals and Natural Resources Department (the "EMNRD"). Based upon the results of the survey, the Company believes that it is unlikely that the EMNRD will require the Company to undertake lead cleanup activities at the site.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

EARNINGS (LOSS) BEFORE INCOME TAXES
-----------------------------------
     For the three months ended March 31, 1999, earnings before income taxes were $1,384,000, an increase of $4,516,000 from a loss before income taxes of $3,132,000 incurred for the three months ended March 31, 1998. The increase is primarily due to (i) a 33% increase in refinery margins; (ii) increased operating income from Phoenix Fuel; (iii) increased merchandise sales from service station/convenience stores that were open for more than twelve months; and (iv) operating income from seven service station/convenience stores acquired from DeGuelle Oil Company and DeGuelle Enterprises in February 1998 and thirty-two service station/convenience stores acquired, and the lease of one other, from Kaibab Industries, Inc. in June and July 1998 (the "Acquisitions"). These increases were offset in part by increased operating and administrative expenses and a 13% decline in retail finished product margins, both related to the Company's other operations, excluding the Acquisitions.

REVENUES
--------
     Revenues for the three months ended March 31, 1999, increased approximately $3,305,000 or 2% to $149,021,000 from $145,716,000 in the comparable 1998 period. The increase is primarily due to the Acquisitions, an 8% increase in wholesale fuel volumes sold by Phoenix Fuel, a 21% increase in merchandise sales from service station/convenience stores that were open for more than twelve months and a 2% increase in refinery sourced finished product sales volumes. These increases were offset in part by a 16% decline in refinery and a 9% decrease in Phoenix Fuel weighted average selling prices.

     The volumes of refined products sold through the Company's retail units increased approximately 41% from 1998 levels primarily due to the Acquisitions. The volume of finished product sold from the Company's travel center increased 14%, due in large part to improved marketing programs. Finished product sales volumes from service station/convenience stores that were open for more than twelve months declined approximately 3%.

COST OF PRODUCTS SOLD
---------------------
     For the three months ended March 31, 1999, cost of products sold decreased $6,065,000 or 6% to $99,687,000 from $105,752,000 in the corresponding 1998 period. The decrease is primarily due to a 28% decline in average crude oil costs and a 9% decline in the cost of finished product purchased by Phoenix Fuel. These decreases in costs were offset in part by increased costs related to finished product and merchandise sales of the Acquisitions, an 8% increase in wholesale fuel volumes sold by Phoenix Fuel, increased merchandise sales for service station/convenience stores that were open for more than twelve months and a 2% increase in refinery sourced finished product sales volumes.

OPERATING EXPENSES
------------------
     For the three months ended March 31, 1999, operating expenses increased approximately $2,211,000 or 9% to $27,660,000 from $25,449,000 for the three months ended March 31, 1998.

     Substantially all of the increase is due to the Acquisitions, increased administrative and support costs related to the Acquisitions and other retail expansion that has occurred over the last two years, and increased lease expense related to a sale-leaseback transaction between the Company and FFCA that was completed in December 1998. These increases were offset in part by a reduction in maintenance expenses for other Company operations and lower refinery purchased fuel costs.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the three months ended March 31, 1999, depreciation and amortization increased approximately $549,000 or 8% to $7,338,000 from $6,789,000 in the same 1998 period.

     Approximately 24% of the increase is due to the Acquisitions. The remaining increases are primarily related to construction, remodeling and upgrades in retail, refining and transportation operations during 1998 and the amortization of 1998 refinery turnaround costs. These increases were partially offset by a reduction in depreciation expense related to the sale-leaseback transaction between the Company and FFCA.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     For the three months ended March 31, 1999, selling, general and administrative expenses ("SG&A") increased approximately $2,103,000 or 40% to $7,362,000 from $5,259,000 in the corresponding 1998 period.

     The increase is primarily due to expensing one-fourth of the predetermined 1999 contribution to the Company's Employee Stock Ownership Plan, expenses for the estimated costs of 1999 bonuses and increased accruals for other employee benefit costs. These increases were offset in part by insurance reimbursements received relating to prior worker's compensation claims that had been paid by the Company.

INTEREST EXPENSE, NET
---------------------
     For the three months ended March 31, 1999, net interest expense (interest expense less interest income) was comparable to the same 1998 period.

     A reduction in interest expense primarily related to the purchase of service station/convenience stores that were subject to capital lease obligations was partially offset by a decrease in interest and investment income due to the use of funds, which had been invested in short-term instruments, for the Acquisitions and the purchase of service station/convenience stores that were subject to capital lease obligations. The effects of fluctuations in interest rates applicable to invested funds were nominal.

INCOME TAXES
------------
     The effective tax rate for the three months ended March 31, 1999, was approximately 38% and the effective benefit rate for the three months ended March 31, 1998 was approximately 46%. The difference in the two rates is primarily due to deferred tax adjustments.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS
-------------------------
     Operating cash flows increased for the first quarter of 1999 compared to the first quarter of 1998, primarily as a result of an increase in cash flows related to the changes in operating assets and liabilities, as well as higher net earnings. Net cash provided by operating activities totaled $1,322,000 for the three months ended March 31, 1999, compared to net cash used by operating activities of $11,368,000 in the comparable 1998 period.

WORKING CAPITAL
---------------
     Working capital at March 31, 1999 consisted of current assets of $151,709,000 and current liabilities of $84,735,000, or a current ratio of 1.79:1. At December 31, 1998, the current ratio was 2.13:1 with current assets of $171,726,000 and current liabilities of $80,622,000.

     Current assets have decreased since December 31, 1998, primarily due to a decrease in cash and cash equivalents, offset in part by an increase in accounts receivable, inventories and prepaid items. Accounts receivable have increased primarily due to an increase in finished product selling prices. Inventories have increased due to an increase in crude oil and refined product prices, and an increase in refinery and Phoenix Fuel finished product volumes. The refinery volume increases are partially related to the building of inventories in anticipation of a minor scheduled maintenance turnaround at the Ciniza refinery in the second quarter of 1999. Prepaid expenses increased primarily as a result of the prepayment of a 1999 contribution to the Company's Employee Stock Ownership Plan. Current liabilities have increased due to an increase in accounts payable and accrued expenses. Accounts payable have increased primarily as a result of an increase in the cost of raw materials for the refineries and finished product purchased by Phoenix Fuel. Accrued expenses have increased primarily as a result of increased accruals for payroll and related costs and accruals for the estimated costs of 1999 bonuses. These increases were offset in part by lower accrued interest costs and the payment of 1998 accrued 401(k) Company matching contributions.

CAPITAL EXPENDITURES AND RESOURCES
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment totaled approximately $9,530,000 for the first quarter of 1999. Expenditures included amounts for, among other things, construction costs related to the building of four new service station/convenience stores, one of which was opened at the end of March, and the rebuilding of two others; costs for remodeling, re-branding, re-imaging and upgrading various retail units; construction costs related to the Company's finished products terminal near Flagstaff, Arizona, which is expected to open in May 1999; and expenditures in anticipation of the Ciniza refinery second quarter turnaround.

     The Ciniza refinery began a minor maintenance turnaround on April 5, 1999 that was completed on April 13, 1999. During this turnaround, the reformer, naphtha hydrotreater, distillate hydrotreater and isomerization units were shut down. During the shutdown, the reformer catalyst was regenerated and a reformer heater modification was completed. The other units were shut down due to a lack of hydrogen supply from the reformer and some minor maintenance was performed while they were shut down.

CAPITAL STRUCTURE
-----------------
     At March 31, 1999 and December 31, 1998, the Company's long-term debt was 66.8% and 68.9% of total capital, respectively, and the Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 64.7% and 64.0%, respectively.

     The Company's capital structure includes $150,000,000 of 9% senior subordinated notes due 2007 (the "9% Notes")and $100,000,000 of 9 3/4% senior subordinated notes due 2003 (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"). The Indentures supporting the Notes contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, to incur or guarantee debt, to pay dividends, to repurchase shares of the Company's common stock, to sell certain assets or subsidiary stock, to engage in certain mergers, to engage in certain transactions with affiliates or to alter the Company's current line of business. At March 31, 1999, the Company was in compliance with the covenants relating to the 9% Notes, but was precluded from making restricted payments pursuant to one of the covenants relating to the 9 3/4% Notes. As defined in the Indenture supporting the 9 3/4% Notes, restricted payments include the payment of dividends and the repurchase of shares of the Company's common stock. At March 31, 1999, the terms of the Indenture supporting the 9 3/4% Notes also restricted the amount of money the Company could borrow. This amount is the greater of $40,000,000 or the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories as defined in the Indenture. At March 31, 1999, this amount was approximately $80,825,000.

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

     In accordance with the Indentures supporting the Notes, the Company must either use the net proceeds of approximately $50,100,000 from the sale-leaseback transaction between the Company and FFCA completed in December 1998, in which the Company sold eighty-three service station/convenience stores to FFCA and leased them back, to make a permanent reduction in senior indebtedness (as defined in the respective Indentures), or make an investment in capital assets used in the Company's principal business (as defined in the respective Indentures). The Company has 360 days in which to use the net proceeds for such a purpose under the terms of the Indenture supporting the 9% Notes, and has 270 days under the terms of the Indenture supporting the 9 3/4% Notes. In each case, upon completion of the specified period, if all of the net proceeds have not been used for such a purpose, the Company may be obligated, under certain circumstances, to repurchase the respective senior subordinated notes with the unused portion. The Company anticipates that it will use the net proceeds from the FFCA transaction to invest in capital assets or to reduce senior indebtedness before the applicable periods expire.

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

     No separate financial statements of the subsidiaries are included herein because the aggregate assets, liabilities, earnings, and equity of the subsidiaries are substantially equivalent to the assets, liabilities, earnings, and equity of the Company on a consolidated basis; the subsidiaries are jointly and severally liable for the repayment of the Notes; and the separate financial statements and other disclosures concerning the subsidiaries are not deemed material to investors.

     The Company has a $65,000,000 secured Credit Agreement (the "Credit Agreement") due December 23, 2001, with a group of banks. This Credit Agreement, a revolving loan agreement, is primarily a working capital and letter of credit facility and is secured by eligible accounts receivable and inventories as defined in the Credit Agreement. In addition, the Company is able to borrow up to $9,000,000 to exercise its purchase rights in connection with certain service station/convenience stores that are currently subject to capital lease obligations, and up to $10,000,000 for other acquisitions as defined in the Credit Agreement. The availability of funds under this facility is the lesser of (i) $65,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At March 31, 1999, the availability of funds under the Credit Agreement was approximately $57,753,000. There were no direct borrowings outstanding under this facility at March 31, 1999, and there were approximately $8,887,000 of irrevocable letters of credit outstanding, primarily to secure purchases of raw materials.

     The interest rate applicable to the Credit Agreement is tied to various short-term indices. At March 31, 1999, this rate was approximately 6.5% per annum. The Company is required to pay a quarterly commitment fee ranging from 0.325% to 0.500% per annum of the unused amount of the facility. The exact rate depends on meeting certain conditions in the Credit Agreement.

     The Credit Agreement contains certain covenants and restrictions which require the Company to, among other things, maintain a minimum consolidated net worth, a minimum interest coverage ratio and a maximum capitalization ratio. It also places limits on investments, dispositions of assets, prepayments of senior subordinated debt, guarantees, liens and restricted payments. At March 31, 1999, the Company was in compliance with the Credit Agreement's covenants and was not aware of any noncompliance with the other terms of the Credit Agreement. The Credit Agreement is guaranteed by all of the Company's direct and indirect wholly-owned subsidiaries.

     The Company's Board of Directors has authorized the repurchase of 2,500,000 shares of the Company's common stock. Purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. From the inception of the stock repurchase program, the Company has repurchased 1,393,600 shares for approximately $14,510,000, resulting in a weighted average cost of $10.41 per share.

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

     The Company's Board of Directors did not declare a cash dividend on common stock for the first quarter of 1999. The payment of dividends is subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors. As long as the Company is unable to make restricted payments, as noted above, it will not be able to declare dividends.

OTHER
-----
     The Company is exposed to various market risks, including changes in certain commodity prices and interest rates. To manage the volatility relating to these normal business exposures, the Company periodically uses commodity futures and options contracts to reduce price volatility, to fix margins in its refining and marketing operations and to protect against price declines associated with its crude oil and finished products inventories.

     During the quarter ended March 31, 1999, the Company entered into several related transactions for the purchase and sale of various put and call option contracts expiring in August 1999, the purpose of which was to protect 700,000 barrels of crude oil inventories from the risk associated with declines in crude oil prices. For the quarter ended March 31, 1999, the Company recorded a loss of approximately $1,444,000 related to these option contracts as a result of crude oil price increases. This loss was offset by reductions in lower of cost or market inventory reserves. In relation to these contracts, at March 31, 1999, every increase of $1.00 in crude oil prices will result in a loss of approximately $700,000 in the value of the options. Subsequent to March 31, 1999, the Company undertook actions to reduce its exposure to further losses associated with the outstanding options in the event that crude oil prices continue to rise. The potential loss from a hypothetical 10% adverse change in commodity prices on other open commodity futures and options contracts held by the Company at March 31, 1999, would not materially affect the Company's consolidated financial condition and results of operations.

     Additionally, the Company has a $65,000,000 Credit Agreement that is floating-rate debt tied to various short-term indices. As a result, the Company's annual interest costs associated with this debt will fluctuate. At March 31, 1999, there were no direct borrowings outstanding under this Credit Agreement.

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

     The Company, and several other entities, have received a notice of intent to file suit from the New Mexico Office of the Natural Resources Trustee (the "ONRT") for the recovery of $260,000,000 in alleged damages to natural resources, including alleged damages to ground water, surface water and soil. The ONRT may revise its damage estimate after a damage assessment is completed. The notice relates to the South Valley CERCLA Superfund site in Albuquerque, New Mexico. The site allegedly includes contamination that originated from a GE Aircraft Engines/U.S. Air Force facility, as well as contamination that allegedly originated from a petroleum products terminal that was acquired by the Company in 1995 (the "Albuquerque Terminal"). Potentially responsible party liability is joint and several, such that a responsible party may be liable for all natural resources damages at a site even though it was responsible for only a small part of such damages. At the time of purchase by the Company, Texaco Refining and Marketing Inc. ("Texaco") agreed to defend, indemnify, reimburse and hold the Company harmless from and against all claims and damages arising from, or caused by, pre-closing contamination. Texaco has acknowledged its obligation under this agreement, subject to any evidence that the ONRT intends to assess damages for any releases resulting from the Company's operations. The Company believes that any natural resources damages associated with the South Valley Superfund site relate to releases that predate the Company's acquisition of the Albuquerque Terminal and, accordingly, does not believe that it needs to record a liability in connection with this matter.

     In May 1991, the Environmental Protection Agency ("EPA") notified the Company that it may be a potentially responsible party for the release, or threatened release, of hazardous substances, pollutants or contaminants at the Lee Acres Landfill (the "Landfill") CERCLA Superfund site. The Landfill is adjacent to the Company's inactive Farmington refinery. This refinery was operated until 1982. Although a final plan of action for the Superfund site has not yet been adopted by the Bureau of Land Management (the "BLM"), the owner of the Landfill, BLM developed a proposed plan of action in 1996, which it projected would cost approximately $3,900,000 to implement. This cost projection is based on certain assumptions which may or may not prove to be correct and is contingent on confirmation that the remedial actions, once implemented, are adequately addressing Landfill contamination. For example, if assumptions regarding groundwater mobility and contamination levels are incorrect, BLM is proposing to take additional remedial actions with an estimated cost of approximately $1,800,000.

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

     The Company is undertaking an investigation into potential lead contamination at a 5.5 acre site that the Company owns in Bloomfield, New Mexico. The investigation arises out of the removal of a 55,000 barrel crude oil storage tank by a contractor. The Company has completed a survey that indicates that lead levels in the soil at this site are below Environmental Protection Agency cleanup levels for industrial and residential sites. The Company has submitted this report to the New Mexico Energy, Minerals and Natural Resources Department ("EMNRD"). Based upon the results of the survey, the Company believes that it is unlikely that the EMNRD will require the Company to undertake lead cleanup activities at the site.

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

     The Company believes that there has been a temporary reduction in field maintenance work and drilling activity in the Four Corners area because of recent low crude oil prices, which has resulted in a decline in local crude oil production. Based upon history and discussions with local producers, the Company believes that production will increase as crude oil prices recover. Company projections of local supply availability from the field, which take into account current crude oil prices, indicate that the Company's refining feedstock needs may exceed the supply of crude oil and other feedstocks that will be available from local sources until crude oil production recovers. The Company expects to purchase approximately 200,000 barrels of an existing inventory of Alaska North Slope ("ANS") crude oil in the second quarter of 1999 that is available in the Four Corners area. The Company believes that any temporary shortfall in local supply can be supplied from other sources and transported to the Four Corners area by pipeline or other transportation means. Generally, feedstocks originating from outside of the Four Corners area are of lesser quality than locally available feedstocks, and the Company believes such feedstocks generally have a delivered cost greater than that of locally available feedstocks.

     The Company continues to evaluate supplemental feedstock alternatives for its refineries on both a short-term and long-term basis. Whether or not any shortfall in local supply is ultimately supplied from other sources depends on a number of factors. These factors include, but are not limited to, the cost involved, the quantities required, the demand for finished products, the selling prices of finished products and other actions the Company might take, such as decreasing production runs. There is no assurance that current or projected levels of supply will be maintained, or that any supplemental feedstock alternatives will be economical or capable of implementation as some alternatives require the consent or cooperation of third parties and other considerations beyond the control of the Company. Any significant long-term interruption in crude oil supply, due to prices or other factors, or any significant long-term interruption of crude oil transportation systems, would have an adverse effect on the Company's operations.

     The Company is aware of a number of actions, proposals or industry discussions regarding product pipeline projects that could impact portions of its marketing areas. One of these projects is the sale and possible conversion and extension of the existing Texas-New Mexico crude oil pipeline to transport refined products from West Texas to New Mexico, including Albuquerque and Bloomfield, and ultimately to Salt Lake City, Utah. Separately, an existing natural gas liquids ("NGL") pipeline is in the process of being converted to a refined products pipeline that will be capable of delivering finished product from Southeastern New Mexico to the Albuquerque and Four Corners areas. This conversion is reportedly scheduled for completion in 1999. In addition, various proposals or actions have been announced to increase the supply of pipeline-supplied products to El Paso, Texas, which is connected by pipeline to the Albuquerque area to the north and the Phoenix and Tucson, Arizona markets to the West. The completion of some or all of these projects would result in increased competition by increasing the amount of refined products available in the Albuquerque, Four Corners and other areas, as well as allowing additional competitors improved access to these areas.

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

     In 1997, the Company outlined a program for Year 2000 ("Y2K") compliance. The Y2K issue is the result of certain computer systems using a two-digit format rather than four digits to define the applicable year. Such computer systems may be unable to properly interpret dates beyond the year 1999, which could lead to system failure or miscalculations causing disruptions of operations. The Company has identified three major areas determined to be critical for successful Y2K compliance: (1) financial and information system applications, (2) manufacturing and process applications, including embedded chips, and (3) business relationships.

     The Company has hired an outside consultant to act as its Year 2000 project manager. This consultant is directing the Company's efforts in identifying and resolving Y2K issues pursuant to a five-phase program for Year 2000 compliance. The five phases are as follows:

     (1) AWARENESS PHASE. This phase included the development of a Project Management Plan to make the Company aware of the Y2K problem, identify potential Y2K issues in all areas of the Company and develop a plan of action to resolve these issues. This phase was completed in July 1998.

     (2) ASSESSMENT PHASE. Completed in October 1998, this phase included generating a complete inventory of all software, hardware, processing equipment and embedded chips throughout the entire organization and identifying those items that were Y2K compliant and those that were not.

     (3) RENOVATION (REMEDY) PHASE. In this phase, strategies have been and will be developed for each item inventoried during the assessment phase to determine whether remedial action is required and, if so, whether the item should be eliminated, replaced, or updated. This phase will also include the determination of priorities and scheduling, including contingency plans for all critical items. This phase was substantially completed in February 1999 except for Phoenix Fuel and the Company's retail operations, which are scheduled for completion in June 1999.

     (4) VALIDATION (TESTING) PHASE. In this phase, a test plan is developed and implemented to validate the remedies selected in the previous phase. Although originally scheduled for completion by March 1999, the Company now believes that this phase will be completed in June 1999.

     (5) IMPLEMENTATION PHASE. This phase involves the use of the Y2K compliant inventory, development and implementation of additional plans to avoid Y2K problems and the development and finalizing of contingency plans. Although originally scheduled for completion by March 1999, the Company now believes completion of this phase will be in August 1999.

     At the present time, approximately 1,500 items have been inventoried consisting of software, hardware, processing equipment and embedded chips. Of these inventoried items, 76% are Y2K compliant, 20% are not compliant and fall into the renovation phase, and 4% are of unknown status or are still being evaluated. The Company believes that none of the items with unknown status and none of those items that are still being evaluated, are critical to the operations of the Company's business. All software, hardware, processing equipment and embedded chips are being prioritized based on critical business functions and the most critical will be scheduled for validation testing and implementation first.

     In the financial and information system area, the Company's core financial systems are not Y2K compliant, and the Company has begun a program of remediation and replacement utilizing an outside consultant as well as internal staff. In addition to its core financial systems, certain subsidiary financial systems and other information systems will require replacement or renovation.

     Utilizing both internal staff and outside consultants, the remediation and replacement program for the core financial systems was substantially completed in April 1999. To date, 100% of the targeted core financial and other related applications have been renovated, and are in the process of being tested. Depending on the results of the testing, some additional modifications may be required. The Company believes that all critical issues have been identified in the financial and information system area, and that resources are available to bring these systems into compliance by the scheduled completion date.

     In the manufacturing and process area, the Company has completed an inventory of the software and hardware at all locations (including embedded chips, such as process controllers and chromatographs) and remediation is currently in process. In this area, 85% of the processes are compliant, 10% are being renovated and 5% have been scheduled for renovation. The Company believes that all critical issues have been identified in the manufacturing and process area and that resources are available to bring these systems into compliance. Although originally scheduled for completion by April 1999, the Company now believes completion of this phase will be in August 1999.

     In the business relationship area, the Company continues to correspond with its business partners in order to identify and resolve Y2K issues that may have an impact on operations. The Company has sent compliance questionnaires to over 1,400 business partners, 250 of which have been determined to be critical. The Company continues to follow up with those who have not responded. The critical business partners identified by the Company include, among others, utilities, pipeline companies, terminals, crude oil and other raw material suppliers, certain key customers, financial institutions, insurance companies and employee benefit plan administrators. To date, the Company has received 526 responses to its compliance questionnaires representing approximately 38% of all questionnaires sent. The Company has received responses from 58% of those business partners identified as being critical. The Company has not identified any significant problems relating to the responses it has received and analyzed to date.

     Remediation of the Y2K items identified by the Company is being accomplished using both internal and external manpower. The Company estimates that the total cost of the Y2K project will be between $600,000 and $800,000. Through March 31, 1999, the Company had expended approximately $470,000. The Company expects to fund its Y2K expenditures from operating cash flows and short-term borrowings if necessary. The total cost associated with required modifications to become Year 2000 compliant is not expected to be significant to the Company's financial position or results of operations.

     Contingency plans are in the process of being prepared for all of the Company's critical business processes in order to minimize any disruptions in these operations, allowing the Company to continue to function on January 1, 2000 and beyond. These plans are being developed to mitigate both internal risks as well as potential risks in the chain of the Company's suppliers and customers. The Company believes that the contingency planning process will be an ongoing one which will require modifications as the Company obtains additional information from its remediation and testing phases and about the status of third party Y2K readiness. Contingency plans are in various stages of completion and include such items as increasing certain of the Company's inventories, placing certain processing equipment in manual override mode if needed, establishing Y2K emergency response teams, and developing other emergency procedures in the event problems do arise. Although originally scheduled for completion in March 1999, the Company continues to develop these plans for all of its business units as it completes the renovation, validation and implementation phases of its Y2K compliance project and will review and revise them throughout the year.

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

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive and governmental factors affecting the Company's operations, markets, products, services and prices; the impact of the mandated use of gasolines satisfying governmentally mandated specifications on the Company's operations; the availability of indemnification from third parties; the expansion of the Company's refining and retail operations through acquisition and construction; the adequacy of the Company's environmental and tax reserves; the Company's ability to recover tax payments from third parties; the adequacy and cost of raw material supplies; the potential effects of various pipeline projects as they relate to the Company's market area and future profitability; the ability of the Company to purchase ANS crude oil in the second quarter of 1999; the ability of the Company to use the net proceeds from the FFCA transaction to invest in capital assets or to reduce senior indebtedness within prescribed time periods; the likelihood that the EMNRD will require the Company to undertake lead cleanup activities at the 5.5 acre site that the Company owns in Bloomfield, New Mexico; the estimated cost of and ability of the Company or third parties on which it relies to become Y2K compliant; risks associated with certain covenants relating to its 9 3/4% Notes; the potential losses, if any, from open August 1999 crude oil call option contracts and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated by reference to the section entitled "Other" in the Company's
Management's Discussion and Analysis of Financial Condition and
Results of Operations in Part I, Item 2.

                             PART II

                        OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings required to be reported pursuant to Item 103 of Regulation S-K. The Company is a party to ordinary routine litigation incidental to its business. In addition, there is hereby incorporated by reference the information regarding contingencies in Note 6 to the Unaudited Condensed Consolidated Financial Statements set forth in Item 1, Part I hereof and the discussion of certain contingencies contained in Item 2, Part I hereof, under the heading "Liquidity and Capital Resources - Other."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held on May 6, 1999. Proxies for the meeting were solicited under Regulation 14A. There were no matters submitted to a vote of security holders other than the election of two directors and approval of auditors as specified in the Company's Proxy Statement. There was no solicitation in opposition to management's nominees to the Board of Directors.

     Anthony J. Bernitsky was elected as a director of the Company. The vote was as follows:

         SHARES VOTED       SHARES VOTED
            "FOR"           "WITHHOLDING"
         ------------       -------------
           8,324,153            49,559

     F. Michael Geddes was elected as a director of the Company. The vote was as follows:

         SHARES VOTED       SHARES VOTED
            "FOR"           "WITHHOLDING"
         ------------       -------------
           8,345,060            28,652

     Deloitte & Touche LLP were ratified as independent auditors for the Company for the year ending December 31, 1999. The vote was as follows:

         SHARES VOTED       SHARES VOTED        SHARES VOTED
            "FOR"            "AGAINST"          "ABSTAINING"
         ------------       ------------        -------------
           8,348,650            15,959              9,103

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit:

     27   - Financial Data Schedule.

(b) Reports on Form 8-K. Report on Form 8-K for the date December 31, 1998, filed January 29, 1999, with respect to the completion of a sale-leaseback transaction between the Company and Franchise Finance Corporation of America involving eighty-three of the Company's service station/convenience stores.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

                         GIANT INDUSTRIES, INC.


                         /s/ GARY R. DALKE
                         --------------------------------------------
                         Gary R. Dalke, Vice President,
                         Controller, Accounting Officer
                         and Assistant Secretary


Date: May 14, 1999