Form 10-Q
period 1999-06-30
GIANT INDUSTRIES INC
filed 1999-08-11
CIK 856465

                           FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1999

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

                        Yes [X]    No [ ]

Number of Common Shares outstanding at July 31, 1999: 10,871,088 shares.

              GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                              INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets
          June 30, 1999 (Unaudited) and December 31, 1998

          Condensed Consolidated Statements of Earnings (Loss)
          Three and Six Months Ended June 30, 1999 and 1998
          (Unaudited)

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1999 and 1998 (Unaudited)

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Item 3  - Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

Item 6  - Exhibits and Reports on Form 8-K

SIGNATUR

                                          PART I
                                  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (In thousands)

                                                              June 30, 1999   December 31, 1998
                                                              -------------   -----------------
                                                               (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents..............................       $  47,447       $  55,697
  Receivables, net.......................................          71,018          50,195
  Inventories............................................          59,166          51,349
  Prepaid expenses and other.............................           6,346           7,860
  Deferred income taxes..................................           6,625           6,625
                                                                ---------       ---------
     Total current assets................................         190,602         171,726
                                                                ---------       ---------
Property, plant and equipment............................         455,522         439,940
  Less accumulated depreciation and amortization.........        (149,373)       (138,008)
                                                                ---------       ---------
                                                                  306,149         301,932
                                                                ---------       ---------
Goodwill, net............................................          22,352          22,902
Other assets.............................................          26,019          29,225
                                                                ---------       ---------
                                                                $ 545,122       $ 525,785
                                                                =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt......................       $     241       $   1,200
  Accounts payable.......................................          69,307          42,903
  Accrued expenses.......................................          45,229          36,519
                                                                ---------       ---------
     Total current liabilities...........................         114,777          80,622
                                                                ---------       ---------
Long-term debt, net of current portion...................         258,490         282,484
Deferred income taxes....................................          29,058          26,793
Other liabilities and deferred income....................           6,748           8,184
Commitments and contingencies (Notes 5 and 6)
Common stockholders' equity..............................         136,049         127,702
                                                                ---------       ---------
                                                                $ 545,122       $ 525,785
                                                                =========       =========

See accompanying notes to condensed consolidated financial statements.

                            GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                          (Unaudited)
                             (In thousands except per share data)

                                               Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
                                            ------------------------    ------------------------
                                               1999          1998          1999          1998
                                            ----------    ----------    ----------    ----------
Net revenues...........................     $  201,182    $  157,014    $  350,203    $  302,730
Cost of products sold..................        137,339       112,748       237,026       218,500
                                            ----------    ----------    ----------    ----------
Gross margin...........................         63,843        44,266       113,177        84,230
Operating expenses.....................         29,012        24,261        56,096        49,154
Depreciation and amortization..........          7,841         6,774        15,179        13,563
Selling, general and administrative
  expenses.............................          7,388         6,237        15,326        12,052
Loss on write-off of assets                      1,950                       1,950
                                            ----------    ----------    ----------    ----------
Operating income.......................         17,652         6,994        24,626         9,461
Interest expense, net..................          5,513         5,809        11,103        11,408
                                            ----------    ----------    ----------    ----------
Earnings (loss) before income taxes....         12,139         1,185        13,523        (1,947)
Provision (benefit) for income taxes...          4,734           426         5,260        (1,024)
                                            ----------    ----------    ----------    ----------
Net earnings (loss)....................     $    7,405    $      759    $    8,263    $     (923)
                                            ==========    ==========    ==========    ==========
Net earnings (loss) per common share:
  Basic................................     $     0.68    $     0.07    $     0.76    $    (0.08)
                                            ==========    ==========    ==========    ==========
  Assuming dilution....................     $     0.68    $     0.07    $     0.76    $    (0.08)
                                            ==========    ==========    ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                              GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                         (In thousands)
                                                                        Six Months Ended
                                                                            June 30,
                                                                      --------------------
                                                                        1999        1998
                                                                      --------    --------
Cash flows from operating activities:
  Net earnings (loss)...........................................      $  8,263    $   (923)
  Adjustments to reconcile net earnings (loss) to net
    cash provided (used) by operating activities:
      Depreciation and amortization.............................        15,179      13,563
      Deferred income taxes.....................................         2,266        (125)
      Loss (gain) on disposal of assets.........................         1,890         (71)
      Other.....................................................           406         295
      Changes in operating assets and liabilities:
        (Increase) decrease in receivables......................       (20,629)      2,773
        Increase in inventories.................................        (7,669)     (2,679)
        Decrease (increase) in prepaid expenses and other.......         1,331      (1,331)
        Increase (decrease) in accounts payable.................        26,403     (12,356)
        Increase (decrease) in accrued expenses.................        10,681        (968)
                                                                      --------    --------
Net cash provided (used) by operating activities................        38,121      (1,822)
                                                                      --------    --------
Cash flows from investing activities:
  Acquisitions, net of cash received............................                   (26,260)
  Purchases of property, plant and equipment and other assets...       (19,737)    (38,378)
  Refinery acquisition contingent payment.......................        (2,039)     (7,244)
  Proceeds from sale of property, plant and equipment...........           324       2,191
                                                                      --------    --------
Net cash used by investing activities...........................       (21,452)    (69,691)
                                                                      --------    --------
Cash flows from financing activities:
  Proceeds from long-term debt..................................                     5,000
  Payments of long-term debt....................................       (24,953)    (13,850)
  Payment of dividends..........................................                    (1,100)
  Proceeds from exercise of stock options                                   84
  Deferred financing costs......................................           (50)        (67)
                                                                      --------    --------
Net cash used by financing activities...........................       (24,919)    (10,017)
                                                                      --------    --------
Net decrease in cash and cash equivalents.......................        (8,250)    (81,530)
Cash and cash equivalents:
  Beginning of period...........................................        55,697      82,592
                                                                      --------    --------
  End of period.................................................      $ 47,447    $  1,062
                                                                      ========    ========

Non-cash Investing and Financing Activities. In the second quarter of 1999 the Company received
87,036 shares of its own common stock valued at approximately $975,000 from two officers of the
Company as payment for the exercise of 108,857 common stock options. These shares were immediately cancelled.


See accompanying notes to condensed consolidated financial statements.
</TABLE

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1998.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for
Derivative Instruments and Hedging Activities," which was originally to be effective for the Company's financial statements as of January 1, 2000. In
June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative
Instruments and Hedging Activities - Deferral of Effective Date of FASB
Statement No. 133." The SFAS No. 137 defers the effective date of SFAS No.
133 by one year in order to give companies more time to study, understand and implement the provisions of SFAS No. 133 and to complete information system modifications. The SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities record all derivatives as either assets or liabilities, measured at fair value, with any change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

     Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. The Company is in the process of evaluating the effects that this Statement will have on its financial reporting and disclosures.

     Certain reclassifications have been made to the 1998 financial statements and notes to conform to the statement classifications used in 1999.

NOTE 2 - COMPANY OPERATIONS

     The Company is organized into three operating segments based on manufacturing and marketing criteria. These segments are the Refining Group, the Retail Group and Phoenix Fuel. A description of each segment and its principal products and operations are as follows:

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

     Operations that are not included in any of the three segments are included in the category "Other" and consist primarily of corporate office operations, including selling, general and administrative expenses of $6,868,000 and $5,478,000 for the three months ended June 30, 1999 and 1998, respectively, and $14,047,000 and $10,441,000 for the six months ended June
30, 1999 and 1998, respectively.

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


     Disclosures regarding the Company's reportable segments with reconciliations to consolidated totals for the three months ended
June 30, 1999 and 1998, are presented below.



                                       As of and for the Three Months Ended June 30, 1999   (In thousands)
                                       -------------------------------------------------------------------
                                       Refining   Retail   Phoenix           Reconciling
                                        Group     Group      Fuel    Other     Items      Consolidated
                                       --------  --------  -------- -------  -----------  ------------
Customer net revenues...............   $ 53,372  $ 85,971  $ 61,776 $    63                 $201,182
Intersegment net revenues...........     46,422               2,378           $(48,800)
                                       --------  --------  -------- -------   --------      --------
Total net revenues..................   $ 99,794  $ 85,971  $ 64,154 $    63   $(48,800)     $201,182
                                       --------  --------  -------- -------   --------      --------
Operating income....................   $ 20,011  $  3,249  $  3,147 $(6,805)  $ (1,950)     $ 17,652
Interest expense....................                                                          (6,117)
Interest income....................                                                              604
                                                                                            --------
Earnings before income taxes........                                                        $ 12,139
                                                                                            --------
Depreciation and amortization.......   $  3,872  $  2,251  $    564 $ 1,154                 $  7,841
Capital expenditures................   $  3,086  $  4,878  $    224 $ 2,019                 $ 10,207


                                       As of and for the Three Months Ended June 30, 1998   (In thousands)
                                       -------------------------------------------------------------------
                                       Refining   Retail   Phoenix           Reconciling
                                        Group     Group      Fuel    Other     Items      Consolidated
                                       --------  --------  -------  -------  -----------  ------------
Customer net revenues...............   $ 49,694  $ 64,081  $ 43,347 $  (108)                $157,014
Intersegment net revenues...........     31,071       691     3,425           $(35,187)
                                       --------  --------  -------- -------   --------      --------
Total net revenues..................   $ 80,765  $ 64,772  $ 46,772 $  (108)  $(35,187)     $157,014
                                       --------  --------  -------- -------   --------      --------
Operating income....................   $  8,155  $  2,847  $  1,578 $(5,586)                $  6,994
Interest expense....................                                                          (6,232)
Interest income....................                                                              423
                                                                                            --------
Earnings before income taxes........                                                        $  1,185
                                                                                            --------
Depreciation and amortization.......   $  3,302  $  2,140  $    480 $   852                 $  6,774
Capital expenditures................   $ 20,625  $  4,287  $    622 $   161                 $ 25,695

     Disclosures regarding the Company's reportable segments with reconciliations to consolidated totals for the six months ended
June 30, 1999 and 1998, are presented below.


                                       As of and for the Six Months Ended June 30, 1999   (In thousands)
                                       -----------------------------------------------------------------
                                       Refining   Retail   Phoenix           Reconciling
                                        Group     Group      Fuel    Other     Items      Consolidated
                                       --------  --------  -------  -------  -----------  ------------
Customer net revenues...............   $ 86,426  $154,222  $109,450 $    105                $350,203
Intersegment net revenues...........     77,786               3,546           $ (81,332)
                                       --------  --------  -------  --------   --------     --------
Total net revenues..................   $164,212  $154,222  $112,996 $    105  $ (81,332)    $350,203
                                       --------  --------  -------- --------   --------     --------
Operating income....................   $ 30,650  $  4,590  $  5,278 $(13,942) $  (1,950)    $ 24,626
Interest expense....................                                                         (12,168)
Interest income.....................                                                           1,065
                                                                                            --------
Earnings before income taxes........                                                        $ 13,523
                                                                                            --------
Depreciation and amortization.......   $  7,712  $  4,356  $  1,119 $  1,992                $ 15,179
Total assets........................   $260,710  $133,702  $ 71,975 $ 78,735                $545,122
Capital expenditures................   $  5,307  $ 11,534  $    566 $  2,330                $ 19,737


                                       As of and for the Six Months Ended June 30, 1998   (In thousands)
                                       -----------------------------------------------------------------
                                       Refining   Retail   Phoenix           Reconciling
                                        Group     Group      Fuel    Other     Items      Consolidated
                                       --------  --------  -------  -------  -----------  ------------
Customer net revenues...............   $ 95,618  $120,593  $ 86,525 $     (6)               $302,730
Intersegment net revenues...........     59,520     1,370     4,178           $ (65,068)
                                       --------  --------  -------  --------   --------     --------
Total net revenues..................   $155,138  $121,963  $ 90,703 $     (6) $ (65,068)    $302,730
                                       --------  --------  -------- --------   --------     --------
Operating income....................   $ 11,876  $  5,184  $  2,848 $(10,447)               $  9,461
Interest expense....................                                                         (12,732)
Interest income.....................                                                           1,324
                                                                                            --------
Loss before income taxes............                                                        $ (1,947)
                                                                                            --------
Depreciation and amortization.......   $  6,746  $  4,191  $    961 $  1,665                $ 13,563
Capital expenditures................   $ 28,380  $  8,023  $  1,080 $    664                $ 38,147
</TABLE

NOTE 3 - EARNINGS PER SHARE:

     The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net earnings (loss):


                                                Three Months Ended June 30,
                             -------------------------------------------------------------------
                                           1999                               1998
                             --------------------------------   --------------------------------
                                                        Per                                Per
                              Earnings       Shares    Share     Earnings       Shares    Share
                             (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount
                             ----------- ------------- ------   ----------- ------------- ------
Earnings per common
  share - basic

  Net earnings.............   $7,405,000   10,848,784   $0.68    $ 759,000   10,993,267   $ 0.07

  Effect of dilutive
    stock options..........                    59,842                           150,948
                              ----------   ----------   -----    ---------   ----------   ------
Earnings per common
  share - assuming dilution

  Net earnings.............   $7,405,000   10,908,626   $0.68    $ 759,000   11,144,215   $ 0.07
                              ==========   ==========   =====    =========   ==========   ======

                                                 Six Months Ended June 30,
                             -------------------------------------------------------------------
                                           1999                               1998
                             --------------------------------   --------------------------------
                                                        Per                                Per
                              Earnings       Shares    Share        Loss        Shares    Share
                             (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount
                             ----------- ------------- ------   ----------- ------------- ------
Earnings (loss) per common
  share - basic

  Net earnings (loss)......   $8,263,000   10,843,803   $0.76    $(923,000)  10,993,267   $(0.08)

  Effect of dilutive
    stock options..........                    34,180                                       *
                              ----------   ----------   -----    ---------   ----------   ------
Earnings (loss) per common
  share - assuming dilution

  Net earnings (loss)......   $8,263,000   10,877,983   $0.76    $(923,000)  10,993,267   $(0.08)
                              ==========   ==========   =====    =========   ==========   ======

*Additional shares would be antidilutive due to the net loss.

     There were no transactions subsequent to June 30, 1999, that if the transactions had occurred before June 30, 1999, would materially change the number of common shares or potential common shares outstanding as of June 30, 1999.

NOTE 4 - INVENTORIES:

                                         June 30, 1999  December 31, 1998
                                         -------------  -----------------
                                                (In thousands)
Inventories consist of the following:

First-in, first-out ("FIFO") method:
  Crude oil............................   $ 9,757            $ 8,419
  Refined products.....................    23,325             17,956
  Refinery and shop supplies...........     9,898              9,648
  Merchandise..........................     4,454              4,568
Retail method:
  Merchandise..........................     7,718              7,460
                                          -------            -------
                                           55,152             48,051
Adjustment for last-in,
  first-out("LIFO") method.............     5,872             14,758
Allowance for lower of cost
  or market............................    (1,858)           (11,460)
                                          -------            -------
                                          $59,166            $51,349
                                          =======            =======

     The portion of inventories valued on a LIFO basis totaled $35,287,000 and $30,423,000 at June 30, 1999 and December 31, 1998, respectively. The following data will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at June 30, 1999 and 1998, net earnings and diluted earnings per share for the three months ended June 30, 1999 and 1998 would have been higher by $1,653,000 and $0.15, and $379,000 and $0.03, respectively, and the net earnings and diluted earnings per share for the six months ended June 30, 1999 and 1998 would have been lower by $430,000 and $0.04, and $1,834,000 and $0.17 respectively.

NOTE 5 - LONG-TERM DEBT:

     The Company has issued $150,000,000 of 9% senior subordinated notes due 2007 (the "9% Notes") and $100,000,000 of 9 3/4% senior subordinated notes due 2003 (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"). The Indentures supporting the Notes contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, to incur or guarantee debt, to pay dividends, to repurchase shares of the Company's common stock, to sell certain assets or subsidiary stock, to engage in certain mergers, to engage in certain transactions with affiliates or to alter the Company's current line of business. At June 30, 1999, the Company was in compliance with the covenants relating to these Notes.

The Company had been precluded from making restricted payments since the third quarter of 1998 because it did not satisfy a financial ratio test contained in one of the covenants relating to the 9 3/4% Notes. This included the payment of dividends and the repurchase of shares of the Company's common stock. The terms of the Indenture also had restricted the amount of money the Company could otherwise borrow since the third quarter of 1998. The Company is no longer subject to these restrictions, as the Company satisfied the covenant's financial ratio test at June 30, 1999.

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

     In accordance with the Indentures supporting the Notes, the Company may either use the net proceeds of approximately $50,100,000 from a sale-leaseback transaction between the Company and FFCA Capital Holding Corporation ("FFCA") completed in December 1998, in which the Company sold eighty-three service stations/convenience stores to FFCA and leased them back, to make a permanent reduction in senior indebtedness (as defined in the respective Indentures), or make an investment in capital assets used in the Company's principal business (as defined in the respective Indentures). The Company has 360 days, which ends December 26, 1999, in which to use the net proceeds for such a purpose under the terms of the Indenture supporting the 9% Notes, and has 270 days, which ends September 27, 1999, under the terms of the Indenture supporting the 9 3/4% Notes. The Company has used a significant portion of the net proceeds from the FFCA transaction to invest in capital assets and to reduce senior indebtedness. To the extent that a sufficient portion of the net proceeds are not utilized for these purposes before the applicable periods expire, the Company intends to offer to repurchase the senior subordinated notes as required by the Indentures.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

     Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company's business, including those matters described below, are pending against the Company and certain of its subsidiaries. Certain of these matters involve or may involve significant claims for compensatory, punitive or other damages. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at June 30, 1999, which may result from these matters is not ascertainable, the Company believes that any amounts exceeding the Company's recorded accruals should not materially affect the Company's financial condition. It is possible that the ultimate resolution of these matters could result in a material adverse effect on the Company's results of operations for a particular reporting period.

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

     Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs at a site even though the party was responsible for only a small part of such costs. Although it is possible that the Company may ultimately incur liability for clean-up costs associated with the Landfill, a reasonable estimate of the amount of this liability, if any, cannot be made at this time because, among other reasons, the final site remedy has not been selected, a number of entities had involvement at the site, allocation of responsibility among potentially responsible parties has not yet been made, and potentially-applicable factual and legal issues have not been resolved. Accordingly, the Company has not accrued a liability in relation to BLM's proposed plan.

     The Company undertook an investigation into potential lead contamination at a 5.5 acre site that the Company owns in Bloomfield, New Mexico. The investigation arose out of the removal of a 55,000 barrel crude oil storage tank by a contractor. The Company completed a survey that indicates that lead levels in the soil at this site are below Environmental Protection Agency cleanup levels for industrial and residential sites. The Company submitted this information to the New Mexico Energy, Minerals and Natural Resources Department (the "EMNRD"). Subsequent to its receipt of this information, the EMNRD approved the closure of soil lead remedial actions at the site. This approval was conditioned upon the submission of a work plan defining the extent of petroleum contamination in the soil and groundwater at the site resulting from the Company's activities. The Company is in the process of preparing the specified work plan.

     The Company has an environmental liability accrual of approximately $2,600,000. Approximately $800,000 relates to ongoing environmental projects, including the remediation of a hydrocarbon plume that appears to extend no more than 1,800 feet south of the inactive Farmington refinery and hydrocarbon contamination on and adjacent to 5.5 acres the Company owns in Bloomfield, New Mexico. The remaining $1,800,000 relates to an originally estimated liability of approximately $2,300,000, recorded in the second quarter of 1996, for certain environmental obligations assumed in the acquisition of the Bloomfield refinery. That amount was recorded as an adjustment to the purchase price and allocated to the assets acquired. The environmental accrual is recorded in the current and long-term sections of the Company's Consolidated Balance Sheets.

      The Company is subject to audit on an ongoing basis of the various taxes that it pays to federal, state, local and tribal governments. These audits may result in assessments or refunds along with interest and penalties. In some cases the jurisdictional basis of the taxing authority is in dispute and is the subject of litigation or administrative appeals. The Company has received several tax notifications and assessments from the Navajo Tribe relating to Company operations outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1,800,000 severance tax assessment (including interest and penalties through the date of the assessment) issued in November 1991, and a $3,400,000 severance tax assessment (including interest and penalties through the date of the assessment) issued in May 1999, both of which relate to crude oil removed from properties located within this area. The Company has invoked its appeal rights with the Tribe's Tax Commission in connection with the severance tax assessments and intends to oppose the assessments. Although it is probable that the Company will incur liability in connection with tax notifications and assessments from the Navajo Tribe relating to the area of disputed jurisdiction, it is not possible to reasonably estimate the amount of any obligation for such taxes at this time because the Navajo Tribe's authority to impose taxes throughout this area has not been legally established and all potentially-applicable factual issues have not been resolved. The Company has accrued a liability for assessments that it has received from the Navajo
Tribe for substantially less than the amount of the assessments. It is possible that the Company's assessments will have to be litigated by the Company before final resolution. In addition, the Company may receive further tax assessments. The Company may potentially be able to request reimbursement from third party oil lease interest owners in connection with any severance tax amounts ultimately paid by the Company that relate to purchases from the interest owners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

EARNINGS (LOSS) BEFORE INCOME TAXES
-----------------------------------
     For the three months ended June 30, 1999, earnings before income taxes were $12,139,000, an increase of $10,954,000 from earnings before income taxes of $1,185,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, earnings before income taxes were $13,523,000, an increase of $15,470,000 from a loss before income taxes of $1,947,000 for the six months ended June 30, 1998. In each period, the increase is primarily due to (i) an increase in refinery margins (a 53% increase for the three month period and a 44% increase for the six month period) ; (ii) increased operating income from Phoenix Fuel; (iii) operating income from thirty-two service station/convenience stores acquired, and the lease of one other, from Kaibab Industries, Inc. in June and July 1998 (the "Kaibab Acquisition") ;
(iv)increased merchandise sales from service station/convenience stores that were open for more than twelve months; and an increase in refinery sourced finished product sales volumes. These increases were offset in part by increased operating and administrative expenses related to the Company's other operations, excluding the Kaibab Acquisition, and the write-off of $1,950,000 in net book value of assets that were either demolished for new construction or replaced with new systems.

REVENUES
--------
     Revenues for the three months ended June 30, 1999, increased approximately $44,168,000 or 28% to $201,182,000 from $157,014,000 in the comparable 1998 period. The increase is due to, among other things, a 16% increase in refinery weighted average selling prices; an 8% increase in refinery sourced finished product sales volumes; the Kaibab Acquisition; an 11% increase in wholesale fuel volumes sold by Phoenix Fuel, along with a 14% increase in weighted average selling prices; and an 11% increase in merchandise sales from service station/convenience stores that were open for more than twelve months.

     The volumes of refined products sold through the Company's retail units during this period increased approximately 28% from 1998 levels primarily due to the Kaibab Acquisition. The volume of finished product sold from the Company's travel center increased 20%, due in large part to improved marketing programs. Finished product sales volumes from service station/convenience stores that were open for more than twelve months declined approximately 10%.

     Revenues for the six months ended June 30, 1999, increased approximately $47,473,000 or 16% to $350,203,000 from $302,730,000 in the comparable 1998 period. The increase is due to, among other things, a 9% increase in wholesale fuel volumes sold by Phoenix Fuel, along with a 4% increase in weighted average selling prices; a 5% increase in refinery sourced finished product sales volumes; the Kaibab Acquisition; a 15% increase in merchandise sales from service station/convenience stores that were open for more than twelve months; and a 1% increase in refinery weighted average selling prices.

     The volumes of refined products sold through the Company's retail units during this period increased approximately 34% from 1998 levels primarily due to the Kaibab Acquisition. The volume of finished product sold from the Company's travel center increased 17%, due in large part to improved marketing programs. Finished product sales volumes from service station/convenience stores that were open for more than twelve months declined approximately 7%.

COST OF PRODUCTS SOLD
---------------------
     For the three months ended June 30, 1999, cost of products sold increased $24,591,000 or 22% to $137,339,000 from $112,748,000 in the corresponding 1998 period. The increase is due in part to an 11% increase in wholesale fuel volumes sold by Phoenix Fuel, along with a 13% increase in the cost of finished product purchased; an 8% increase in refinery sourced finished product sales volumes; the Kaibab Acquisition; an 11% increase in merchandise sales from service station/convenience stores that were open for more than twelve months; and a 10% increase in average crude oil costs.

     For the six months ended June 30, 1999, cost of products sold increased $18,526,000 or 8% to $237,026,000 from $218,500,000 in the corresponding 1998 period. The increase is due in part to a 9% increase in wholesale fuel volumes sold by Phoenix Fuel, along with a 3% increase in the cost of finished product purchased; a 5% increase in refinery sourced finished product sales volumes; the Kaibab Acquisition; and a 15% increase in merchandise sales from service station/convenience stores that were open for more than twelve months. These increases were offset in part by a 10% decline in average crude oil costs.

     In the second quarter of 1999 certain higher cost crude oil LIFO inventory layers were liquidated which resulted in an increase in the cost of products sold of approximately $1,600,000. These inventory layers are not expected to be restored by year end. There were no similar liquidations in the same 1998 period.

OPERATING EXPENSES
------------------
     For the three months ended June 30, 1999, operating expenses increased approximately $4,751,000 or 20% to $29,012,000 from $24,261,000 for the three months ended June 30, 1998.

     Forty-six percent of the increase is due to the Kaibab acquisition. The remaining increase is due to expenses for the estimated costs of 1999 bonuses, increased lease expense related to a sale-leaseback transaction between the Company and FFCA that was completed in December 1998 and increased administrative and support costs related to retail expansion that has occurred over the last two years. These increases were offset in part by a reduction in refinery maintenance expenses and lower retail advertising and insurance costs.


     For the six months ended June 30, 1999, operating expenses increased approximately $6,942,000 or 14% to $56,096,000 from $49,154,000 for the six months ended June 30, 1998.

     Sixty-two percent of the increase is due to the Kaibab acquisition. The remaining increase is due to expenses for the estimated costs of 1999 bonuses, increased lease expense related to a sale-leaseback transaction between the Company and FFCA that was completed in December 1998 and increased administrative and support costs related to retail expansion that has occurred over the last two years. These increases were offset in part by a reduction in refinery maintenance and purchased fuel expenses and lower retail advertising and insurance costs.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the three months ended June 30, 1999, depreciation and amortization increased approximately $1,067,000 or 16% to $7,841,000 from $6,774,000 in the same 1998 period.

     For the six months ended June 30, 1999, depreciation and amortization increased approximately $1,616,000 or 12% to $15,179,000 from $13,563,000 in the same 1998 period.

     For the three and six month periods, approximately 13% and 16%, respectively, of the increases are due to the Kaibab Acquisition. The remaining increases are primarily related to construction, remodeling and upgrades in retail, refining and transportation operations during 1998, the amortization of 1998 refinery turnaround costs and the reduction in the value of real estate held for sale. These increases were partially offset by a reduction in depreciation expense related to the sale-leaseback transaction between the Company and FFCA.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     For the three months ended June 30, 1999, selling, general and administrative expenses ("SG&A") increased approximately $1,151,000 or 18% to $7,388,000 from $6,237,000 in the corresponding 1998 period.

     For the six months ended June 30, 1999, SG&A increased approximately $3,274,000 or 27% to $15,326,000 from $12,052,000 in the corresponding 1998 period.

     The increases in each period are primarily due to expensing a proportionate share of a predetermined 1999 contribution to the Company's Employee Stock Ownership Plan, expenses for the estimated costs of 1999 bonuses and increased accruals for other employee benefit costs. The increase in expenses for the six month period were offset in part by insurance reimbursements received relating to prior worker's compensation claims that had been paid by the Company.

INTEREST EXPENSE, NET
---------------------
     For the three months ended June 30, 1999, net interest expense (interest expense less interest income) decreased approximately $296,000 or 5% to $5,513,000 from $5,809,000 in the corresponding 1998 period.

     For the six months ended June 30, 1999, net interest expense decreased approximately $305,000 or 3% to $11,103,000 from $11,408,000 in the corresponding 1998 period.

     In each period there was a reduction in interest expense primarily related to the purchase of service station/convenience stores that were subject to capital lease obligations, along with a reduction in other long-term debt. In addition, there was an increase in each period in interest income relating to a long-term note receivable from the Company's Chairman and Chief Executive Officer. These items were partially offset by a decrease in interest and investment income due to the use of funds, which had been invested in short-term instruments, for various acquisitions and the purchase of service station/convenience stores that were subject to capital lease obligations. The effects of fluctuations in interest rates applicable to invested funds were nominal.

INCOME TAXES
------------
     The effective tax rate for the three and six month periods ended June 30, 1999, was approximately 39%. The effective tax rate for the three months ended June 30, 1998 was approximately 36% and the effective benefit rate for the six months ended June 30, 1998 was approximately 53%. The difference in the rates is primarily due to deferred tax adjustments.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS
-------------------------
     Operating cash flows increased for the first six months of 1999 compared to the first six months of 1998, primarily as a result of an increase in cash flows related to the changes in operating assets and liabilities, as well as higher net earnings. Net cash provided by operating activities totaled $38,121,000 for the six months ended June 30, 1999, compared to net cash used by operating activities of $1,822,000 in the comparable 1998 period.

WORKING CAPITAL
---------------
     Working capital at June 30, 1999 consisted of current assets of $190,602,000 and current liabilities of $114,777,000, or a current ratio of 1.66:1. At December 31, 1998, the current ratio was 2.13:1 with current assets of $171,726,000 and current liabilities of $80,622,000.


     Current assets have increased since December 31, 1998, primarily due to an increase in accounts receivable and inventories. These increases were offset in part by decreases in cash and cash equivalents and prepaid items. Accounts receivable have increased primarily due to an increase in finished product selling prices, along with increased Phoenix Fuel sales volumes and increased product trading activity. Inventories have increased due to an increase in crude oil and refined product prices and Phoenix Fuel refined product volumes. These increases were offset in part by declines in pipeline and refinery onsite crude oil volumes, along with declines in refinery onsite and terminal refined product volumes. Prepaid expenses have decreased primarily as a result of a reduction in margin deposits related to hedging transactions, offset in part by the prepayment of a 1999 contribution to the Company's Employee Stock Ownership Plan. Current liabilities have increased due to an increase in accounts payable and accrued expenses. Accounts payable have increased primarily as a result of an increase in the cost of raw materials for the refineries, increased product trading activity and an increase in the volume and cost of finished product purchased by Phoenix Fuel. Accrued expenses have increased primarily as a result of increased accruals for payroll and related costs, accruals for the estimated costs of 1999 bonuses and accrued income taxes payable. These increases were offset in part by the payment of a contingency related to the acquisition of the Bloomfield refinery and payment of 1998 accrued 401(k) Company matching contributions.

CAPITAL EXPENDITURES AND RESOURCES
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment totaled approximately $19,737,000 for the first six months of 1999. Expenditures included amounts for, among other things, construction costs related to the building of five new service station/convenience stores, three of which have opened, and the rebuilding of two others; costs for remodeling, re-branding, re-imaging and upgrading various retail units; construction costs related to the Company's finished products terminal near Flagstaff, Arizona, which opened in May 1999; the purchase of the Company's aircraft, which had been leased under a long-term arrangement; and expenditures for the Ciniza refinery second quarter turnaround.

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

     The Company is in the process of a sealed bid sale of approximately twenty-two service station/convenience stores, as well as certain other properties held for resale. These properties are being sold because they no longer fit into the Company's long-term strategic plans. All bids must be submitted by August 24, 1999, and successful bidders will be required to close within forty-five days of the execution of a Purchase and Sale Agreement. Proceeds from the sale will be used for general corporate purposes subject to certain debt restrictions.

CAPITAL STRUCTURE
-----------------
     At June 30, 1999 and December 31, 1998, the Company's long-term debt was 65.5% and 68.9% of total capital, respectively, and the Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 60.8% and 64.0%, respectively.

     The Company's capital structure includes $150,000,000 of 9% senior subordinated notes due 2007 (the "9% Notes")and $100,000,000 of 9 3/4% senior subordinated notes due 2003 (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"). The Indentures supporting the Notes contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, to incur or guarantee debt, to pay dividends, to repurchase shares of the Company's common stock, to sell certain assets or subsidiary stock, to engage in certain mergers, to engage in certain transactions with affiliates or to alter the Company's current line of business. At June 30, 1999, the Company was in compliance with the covenants relating to these Notes.

The Company had been precluded from making restricted payments since the third quarter of 1998 because it did not satisfy a financial ratio test contained in one of the covenants relating to the 9 3/4% Notes. This included the payment of dividends and the repurchase of shares of the Company's common stock. The terms of the Indenture also had restricted the amount of money the Company could otherwise borrow since the third quarter of 1998. The Company is no longer subject to these restrictions, as the Company satisfied the covenant's financial ratio test at June 30, 1999.


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

     In accordance with the Indentures supporting the Notes, the Company may either use the net proceeds of approximately $50,100,000 from a sale-leaseback transaction between the Company and FFCA Capital Holding Corporation ("FFCA") completed in December 1998, in which the Company sold eighty-three service stations/convenience stores to FFCA and leased them back, to make a permanent reduction in senior indebtedness (as defined in the respective Indentures), or make an investment in capital assets used in the Company's principal business (as defined in the respective Indentures). The Company has 360 days, which ends December 26, 1999, in which to use the net proceeds for such a purpose under the terms of the Indenture supporting the 9% Notes, and has 270 days, which ends September 27, 1999, under the terms of the Indenture supporting the 9 3/4% Notes. The Company has used a significant portion of the net proceeds from the FFCA transaction to invest in capital assets and to reduce senior indebtedness. To the extent that a sufficient portion of the net proceeds are not utilized for these purposes before the applicable periods expire, the Company intends to offer to repurchase the senior subordinated notes as required by the Indentures.

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

     The Company has a $65,000,000 secured Credit Agreement (the "Credit Agreement") due December 23, 2001, with a group of banks. This Credit Agreement, a revolving loan agreement, is primarily a working capital and letter of credit facility and is secured by eligible accounts receivable and inventories as defined in the Credit Agreement. In addition, the Company is able to borrow up to $9,000,000 to exercise its purchase rights in connection with certain service station/convenience stores that are currently subject to capital lease obligations, and up to $10,000,000 for other acquisitions as defined in the Credit Agreement. The availability of funds under this facility is the lesser of (i) $65,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At June 30, 1999, the availability of funds under the Credit Agreement was $65,000,000. There were no direct borrowings outstanding under this facility at June 30, 1999, and there were approximately $8,887,000 of irrevocable letters of credit outstanding, primarily to secure purchases of raw materials.

     The interest rate applicable to the Credit Agreement is tied to various short-term indices. At June 30, 1999, this rate was approximately 6.5% per annum. The Company is required to pay a quarterly commitment fee ranging from 0.325% to 0.500% per annum of the unused amount of the facility. The exact rate depends on meeting certain conditions in the Credit Agreement.


     The Credit Agreement contains certain covenants and restrictions which require the Company to, among other things, maintain a minimum consolidated net worth, a minimum interest coverage ratio and a maximum capitalization ratio. It also places limits on investments, dispositions of assets, prepayments of senior subordinated debt, guarantees, liens and restricted payments. At June 30, 1999, the Company was in compliance with the Credit Agreement's covenants and was not aware of any noncompliance with the other terms of the Credit Agreement. The Credit Agreement is guaranteed by all of the Company's direct and indirect wholly-owned subsidiaries.

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

     Repurchased shares are available for a number of corporate purposes. The number of shares actually repurchased will be dependent upon market conditions and existing debt covenants, and there is no guarantee as to the exact number of shares to be repurchased by the Company. The Company may discontinue the program at any time without notice. The Company is no longer restricted from acquiring shares of its common stock under this program as noted above.

     The Company's Board of Directors did not declare a cash dividend on common stock for the first or second quarters of 1999. The payment of dividends is subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors. As noted above, the Company is no longer restricted from declaring and paying dividends and the Company's Board of Directors will be reviewing the possible reinstatement of dividend payments.

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

     During the six months ended June 30, 1999, the Company entered into several related transactions for the purchase and sale of various put and call option contracts expiring in August 1999, the purpose of which was to protect 700,000 barrels of crude oil inventories from the risk associated with declines in crude oil prices. The Company also entered into several related transactions for the purchase and sale of various put and call option contracts expiring in November 1999, the purpose of which was to protect 400,000 barrels of crude oil inventories from the risk associated with declines in crude oil prices.

     For the three months ended June 30, 1999, the Company recorded a loss of approximately $975,000 related to the option contracts associated with the 700,000 barrels of crude oil inventories as a result of crude oil price increases and for the six months ended June 30, 1999, a loss of $2,419,000 was recorded. These losses were offset by reductions in lower of cost or market inventory reserves. Subsequent to March 31, 1999, the Company undertook actions to reduce its exposure to further losses associated with the outstanding options in the event that crude oil prices would continue to rise.

     At June 30, 1999, the Company had deferred costs and losses of approximately $300,000 related to the option contracts associated with the 400,000 barrels of crude oil inventories.

     In relation to open call option contracts at June 30, 1999, every increase of $1.00 in crude oil prices will result in a loss of approximately $725,000 in the value of the options. The potential loss from a hypothetical 10% adverse change in commodity prices on other open commodity futures and options contracts held by the Company at June 30, 1999, would not materially affect the Company's consolidated financial condition and results of operations.

     Additionally, the Company's $65,000,000 Credit Agreement is floating-rate debt tied to various short-term indices. As a result, the Company's annual interest costs associated with this debt will fluctuate. At June 30, 1999, there were no direct borrowings outstanding under this Credit Agreement.


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

     The Company undertook an investigation into potential lead contamination at a 5.5 acre site that the Company owns in Bloomfield, New Mexico. The investigation arose out of the removal of a 55,000 barrel crude oil storage tank by a contractor. The Company completed a survey that indicates that lead levels in the soil at this site are below Environmental Protection Agency cleanup levels for industrial and residential sites. The Company submitted this information to the New Mexico Energy, Minerals and Natural Resources Department (the "EMNRD"). Subsequent to its receipt of this information, the EMNRD approved the closure of soil lead remedial actions at the site. This approval was conditioned upon the submission of a work plan defining the extent of petroleum contamination in the soil and groundwater at the site resulting from the Company's activities. The Company is in the process of preparing the specified work plan.

     The Company has an environmental liability accrual of approximately $2,600,000. Approximately $800,000 relates to ongoing environmental projects, including the remediation of a hydrocarbon plume that appears to extend no more than 1,800 feet south of the inactive Farmington refinery and hydrocarbon contamination on and adjacent to 5.5 acres the Company owns in Bloomfield, New Mexico. The remaining $1,800,000 relates to an originally estimated liability of approximately $2,300,000, recorded in the second quarter of 1996, for certain environmental obligations assumed in the acquisition of the Bloomfield refinery. That amount was recorded as an adjustment to the purchase price and allocated to the assets acquired. This environmental accrual is recorded in the current and long-term sections of the Company's Consolidated Balance Sheets.


     The Company is subject to audit on an ongoing basis of the various taxes that it pays to federal, state, local and tribal governments. These audits may result in assessments or refunds along with interest and penalties. In some cases the jurisdictional basis of the taxing authority is in dispute and is the subject of litigation or administrative appeals. The Company has received several tax notifications and assessments from the Navajo Tribe relating to Company operations outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1,800,000 severance tax assessment (including interest and penalties through the date of the assessment) issued in November 1991, and a $3,400,000 severance tax assessment (including interest and penalties through the date of the assessment) issued in May 1999, both of which relate to crude oil removed from properties located within this area. The Company has invoked its appeal rights with the Tribe's Tax Commission in connection with the severance tax assessments and intends to oppose the assessments. Although it is probable that the Company will incur liability in connection with tax notifications and assessments from the Navajo Tribe relating to the area of disputed jurisdiction, it is not possible to reasonably estimate the amount of any obligation for such taxes at this time because the Navajo Tribe's authority to impose taxes throughout this area has not been legally established and all potentially-applicable factual issues have not been resolved. The Company has accrued a liability for assessments that it has received from the Navajo Tribe for substantially less than the amount of the assessments. It is possible that the Company's assessments will have to be litigated by the Company before final resolution. In addition, the Company may receive further tax assessments. The Company may potentially be able to request reimbursement from third party oil lease interest owners in connection with any severance tax amounts ultimately paid by the Company that relate to purchases from the interest owners.

     The Company's current receipts and projections of Four Corners crude oil production indicate that the Company's crude oil demand will periodically exceed the supply of crude oil that is available from local sources. The Company has, and may from time to time, decrease production runs at its refineries from levels it would otherwise schedule as a result of shortfalls in Four Corners crude oil production. It is anticipated that a temporary shortfall, as currently projected, will not have a material effect on the Company's financial position or results of operations.

     The Four Corners basin is a mature production area and, accordingly, is subject to a natural decline in production over time. In the past several years this natural decline has been offset by field workovers and secondary recovery projects which resulted in additional production from existing reserves. Many of these projects were cut back, however, when crude oil prices declined dramatically. Based upon history and discussions with local producers, the Company anticipates that additional projects will again be undertaken and that production will increase from the field as a result of the recent recovery in crude oil prices.

     The Company supplements the Four Corners crude oil used at its refineries with other feedstocks. These feedstocks currently include locally produced natural gas liquids and crude oil produced outside of the Four Corners area. The Company has initiated a project to increase its production of gasoline from abundantly available natural gas liquids. The Company continues to evaluate supplemental feedstock alternatives for its refineries on both a short-term and long-term basis. Whether or not supplemental feedstocks are used at the Company's refineries depends on a number of factors. These factors include, but are not limited to, the availability of supplemental feedstocks, the cost involved, the quantities required, the quality of the feedstocks, the demand for finished products, and the selling prices of finished products.

     There is no assurance that current or projected levels of Four Corners crude oil supply for the Company's refineries will be maintained. Any significant long-term interruption or decline in Four Corners crude oil supply, due to prices or other factors, or any significant long-term interruption of crude oil transportation systems, would have an adverse effect on the Company's operations.

     The Company is aware of a number of actions, proposals or industry discussions regarding product pipeline projects that could impact portions of its marketing areas. One of these projects is the potential conversion and extension of the existing Texas-New Mexico crude oil pipeline to transport refined products from West Texas to New Mexico, including Albuquerque and Bloomfield, and ultimately to Salt Lake City, Utah. Separately, an existing natural gas liquids pipeline is in the process of being converted to a refined products pipeline that will be capable of delivering finished product from Southeastern New Mexico to the Albuquerque and Four Corners areas. This conversion is reportedly scheduled for completion in 1999. In addition, various actions have been undertaken to increase the supply of refined products to El Paso, Texas, which is connected by pipeline to the Albuquerque area to the north and the Phoenix and Tucson, Arizona markets to the west. The completion of some or all of these projects would result in increased competition by increasing the amount of refined products available in these markets, as well as improving competitor access to these areas, and may result in new opportunities for the Company as the Company is a net purchaser of refined products in some of these areas.

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

     The Company has utilized an outside consultant to act as its Year 2000 project manager, although the project is now at the stage where it is internally managed. This consultant directed the Company's efforts in identifying and resolving Y2K issues pursuant to a five-phase program for Year 2000 compliance. The five phases are as follows:

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

     (3) RENOVATION (REMEDY) PHASE. In this phase, strategies were developed for each item inventoried during the assessment phase to determine whether remedial action was required and, if so, whether the item should be eliminated, replaced, or updated. This phase also included the determination of priorities and scheduling, including contingency plans for all critical items. This phase was substantially completed in February 1999 except for Phoenix Fuel and the Company's retail operations, which were completed in June 1999.

     (4) VALIDATION (TESTING) PHASE. In this phase, a test plan is developed and implemented to validate the remedies selected in the previous phase. Although originally scheduled for completion by March 1999, the Company now believes that this phase will be completed by the end of August 1999.

     (5) IMPLEMENTATION PHASE. This phase involves the use of the Y2K compliant inventory, development and implementation of additional plans to avoid Y2K problems and the development and finalizing of contingency plans. Although originally scheduled for completion by March 1999, the Company now believes that this phase will be completed by the end of September 1999.


     At the present time, approximately 1,500 items have been inventoried consisting of software, hardware, processing equipment and embedded chips. Of these inventoried items, 93% are Y2K compliant and 7% are nearing completion. All software, hardware, processing equipment and embedded chips were prioritized based on critical business functions, with the most critical scheduled for validation testing and implementation first.

      Utilizing both internal staff and outside consultants, the remediation and replacement program for the core financial and information systems was substantially completed in April 1999. To date, 100% of the targeted core financial and information systems and other related applications have been renovated, and are in the process of being tested. Depending on the results of the testing, some additional modifications may be required. The Company believes that all critical issues have been identified in the financial and information systems area, and that resources are available to bring these systems into compliance by the scheduled completion date. The Company expects to start running the Y2K compliant financial systems in September 1999.

     In the manufacturing and process area, the remediation and replacement program is substantially complete. The Company is currently finalizing testing and implementation in this area and expects to be completed in August 1999. The Company believes that all critical issues have been identified in the manufacturing and process area and that resources are available to bring these systems into compliance.

     In the business relationship area, the Company continues to correspond with its business partners in order to identify and resolve Y2K issues that may have an impact on operations. The Company has sent compliance questionnaires to over 1,400 business partners, 250 of which have been determined to be critical. The Company continues to follow up with those who have not responded. The critical business partners identified by the Company include, among others, certain utilities, pipeline companies, terminals, crude oil and other raw material suppliers, key customers, financial institutions, insurance companies and employee benefit plan administrators. To date, the Company has received 600 responses to its compliance questionnaires representing approximately 43% of all questionnaires sent. The Company has received responses from 77% of those business partners identified as being critical. The Company has not identified any significant problems relating to the responses it has received and analyzed to date.

     Remediation of the Y2K items identified by the Company is being accomplished using both internal and external manpower. The Company estimates that the total cost of the Y2K project will be between $700,000 and $800,000. Through June 30, 1999, the Company had expended approximately $570,000. The Company expects to fund its Y2K expenditures from operating cash flows and short-term borrowings if necessary. The total cost associated with required modifications to become Year 2000 compliant is not expected to be significant to the Company's financial position or results of operations.


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

     The Company continues to assess its most reasonably likely worst case Y2K scenario. It is the Company's belief that the greatest potential risk from the Y2K issue could be the inability of principal suppliers to be Y2K ready. This could result in delays in product deliveries from such suppliers and disruption of the distribution channel for, among other things, refinery feedstocks and finished products, including product pipelines, transportation vendors and the Company's own petroleum product distribution centers. Another significant potential risk is the general failure of systems and necessary infrastructure such as electricity supply. Contingency plans will be developed to address these scenarios.

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

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive and governmental factors affecting the Company's operations, markets, products, services and prices; risks associated with non-compliance with certain debt covenants or the satisfaction of financial ratios contained in such covenants; the ability of the Company to use the net proceeds from the FFCA transaction to invest in capital assets or to reduce senior indebtedness within prescribed time periods; the adequacy of the Company's environmental and tax reserves; the availability of indemnification from third parties; the Company's ability to recover tax payments from third parties; the expansion of the Company's refining and retail operations through acquisition and construction; the successful sale of retail and other assets through a sealed bid sale; the reinstatement of cash dividends on common stock; potential losses, if any, from open August and November 1999 crude oil call option contracts; the adequacy and cost of raw material supplies; the potential effects of various pipeline projects as they relate to the Company's market area and future profitability; the estimated cost and ability of the Company or third parties on which it relies to become Y2K compliant; the impact of the mandated use of gasolines satisfying governmentally mandated specifications on the Company's operations; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated by reference to the section entitled "Other" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2

                             PART II

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit:

     27 - Financial Data Schedule.

(b) Reports on Form 8-K. There were no reports filed on Form 8-K for the quarter ended June 30, 1999.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

                         GIANT INDUSTRIES, INC.


                         /s/ GARY R. DALKE
                         ------------------------------------------
                         Gary R. Dalke, Vice President,
                         Controller, Accounting Officer
                         and Assistant Secretary


Date: August 10, 1999