Form 10-Q
period 1999-09-30
GIANT INDUSTRIES INC
filed 1999-11-12
CIK 856465

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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


              Registrant's telephone number, including area code:
                               (480) 585-8888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [ ]

Number of Common Shares outstanding at October 31, 1999: 10,432,588 shares.

              GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                              INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets
          September 30, 1999 (Unaudited) and December 31, 1998

          Condensed Consolidated Statements of Earnings (Loss)
          Three and Nine Months Ended September 30, 1999 and 1998
          (Unaudited)

          Condensed Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1999 and 1998 (Unaudited)

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Item 3  - Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

Item 6  - Exhibits and Reports on Form 8-K

SIGNATUR

                                          PART I
                                  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (In thousands)

                                                         September 30, 1999   December 31, 1998
                                                         ------------------   -----------------
                                                            (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents..............................       $  30,608       $  55,697
  Receivables, net.......................................          76,847          50,195
  Inventories............................................          63,040          51,349
  Prepaid expenses and other.............................           4,524           7,860
  Deferred income taxes..................................           6,625           6,625
                                                                ---------       ---------
     Total current assets................................         181,644         171,726
                                                                ---------       ---------
Property, plant and equipment............................         471,006         439,940
  Less accumulated depreciation and amortization.........        (155,824)       (138,008)
                                                                ---------       ---------
                                                                  315,182         301,932
                                                                ---------       ---------
Goodwill, net............................................          22,085          22,902
Other assets.............................................          26,149          29,225
                                                                ---------       ---------
                                                                $ 545,060       $ 525,785
                                                                =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt......................       $     296       $   1,200
  Accounts payable.......................................          77,362          42,903
  Accrued expenses.......................................          37,894          36,519
                                                                ---------       ---------
     Total current liabilities...........................         115,552          80,622
                                                                ---------       ---------
Long-term debt, net of current portion...................         258,443         282,484
Deferred income taxes....................................          30,003          26,793
Other liabilities and deferred income....................           6,487           8,184
Commitments and contingencies (Notes 5 and 6)
Common stockholders' equity..............................         134,575         127,702
                                                                ---------       ---------
                                                                $ 545,060       $ 525,785
                                                                =========       =========

See accompanying notes to condensed consolidated financial statements.

                              GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                            (Unaudited)
                                (In thousands except per share data)

                                               Three Months Ended          Nine Months Ended
                                                  September 30,              September 30,
                                            ------------------------    ------------------------
                                               1999          1998          1999          1998
                                            ----------    ----------    ----------    ----------
Net revenues...........................     $  214,503    $  167,461    $  564,706    $  470,191
Cost of products sold..................        160,064       119,139       397,090       337,639
                                            ----------    ----------    ----------    ----------
Gross margin...........................         54,439        48,322       167,616       132,552

Operating expenses.....................         28,771        26,424        84,867        75,578
Depreciation and amortization..........          7,487         7,664        22,666        21,227
Selling, general and administrative
  expenses.............................          7,296         6,432        22,622        18,484
Write-off of merger costs..............                        1,053                       1,053
Loss on write-off of assets............                                      1,950
                                            ----------    ----------    ----------    ----------
Operating income.......................         10,885         6,749        35,511        16,210
Interest expense, net..................          5,205         6,046        16,308        17,454
                                            ----------    ----------    ----------    ----------
Earnings (loss) before income taxes....          5,680           703        19,203        (1,244)
Provision (benefit) for income taxes...          2,215           282         7,475          (742)
                                            ----------    ----------    ----------    ----------
Net earnings (loss)....................     $    3,465    $      421    $   11,728    $     (502)
                                            ==========    ==========    ==========    ==========
Net earnings (loss) per common share:
  Basic................................     $     0.32    $     0.04    $     1.09    $    (0.05)
                                            ==========    ==========    ==========    ==========
  Assuming dilution....................     $     0.32    $     0.04    $     1.08    $    (0.05)
                                            ==========    ==========    ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                              GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                         (In thousands)
                                                                       Nine Months Ended
                                                                         September 30,
                                                                      --------------------
                                                                        1999        1998
                                                                      --------    --------
Cash flows from operating activities:
  Net earnings (loss).............................................    $ 11,728    $   (502)
  Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
      Depreciation and amortization...............................      22,666      21,227
      Deferred income taxes.......................................       3,210        (200)
      Loss (gain) on disposal of assets...........................       1,718        (320)
      Other.......................................................        (377)        441
      Changes in operating assets and liabilities,
        net of the effects of acquisitions:
        Increase in receivables...................................     (26,369)     (2,349)
        (Increase) decrease in inventories........................     (11,485)      7,354
        Decrease (increase) in prepaid expenses and other.........       3,141          (5)
        Increase (decrease) in accounts payable...................      34,459     (10,679)
        Increase in accrued expenses..............................       3,412      24,460
                                                                      --------    --------
Net cash provided by operating activities.........................      42,103      39,427
                                                                      --------    --------
Cash flows from investing activities:
  Acquisitions, net of cash received..............................                 (38,205)
  Purchases of property, plant and equipment and other assets.....     (31,190)    (49,825)
  Refinery acquisition contingent payment.........................      (7,289)     (7,244)
  Proceeds from sale of property, plant and equipment.............       1,135       2,571
                                                                      --------    --------
Net cash used by investing activities.............................     (37,344)    (92,703)
                                                                      --------    --------
Cash flows from financing activities:
  Proceeds from long-term debt....................................                  18,000
  Payments of long-term debt......................................     (24,944)    (29,309)
  Payment of dividends............................................                  (2,199)
  Purchase of treasury stock......................................      (4,950)     (1,179)
  Proceeds from exercise of stock options.........................          96
  Deferred financing costs........................................         (50)        (67)
                                                                      --------    --------
Net cash used by financing activities.............................     (29,848)    (14,754)
                                                                      --------    --------
Net decrease in cash and cash equivalents.........................     (25,089)    (68,030)
Cash and cash equivalents:
  Beginning of period.............................................      55,697      82,592
                                                                      --------    --------
  End of period...................................................    $ 30,608    $ 14,562
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1998.

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

NOTE 2 - COMPANY OPERATIONS

     The Company is organized into three operating segments based on manufacturing and marketing criteria. These segments are the Refining Group, the Retail Group and Phoenix Fuel. A description of each segment and its principal products and operations are as follows:

     - Refining Group: The Refining Group consists of the Company's two refineries, its fleet of crude oil and finished product truck transports, its crude oil pipeline gathering operations and its finished product terminalling operations. The Company's two refineries manufacture various grades of gasoline, diesel fuel, jet fuel and other products from crude oil, other feedstocks and blending components. These products are sold through company-operated retail facilities, independent wholesalers and retailers, industrial/commercial accounts and sales and exchanges with major oil companies. Crude oil, other feedstocks and blending components are purchased from third party suppliers.

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

     Operations that are not included in any of the three segments are included in the category "Other" and consist primarily of corporate office operations, including selling, general and administrative expenses of $6,385,000 and $6,479,000 for the three months ended September 30, 1999 and 1998, respectively, and $20,432,000 and $16,920,000 for the nine months ended
September 30, 1999 and 1998, respectively.

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


     Disclosures regarding the Company's reportable segments with reconciliations to consolidated totals for the three months ended
September 30, 1999 and 1998, are presented below.



                                       As of and for the Three Months Ended September 30, 1999   (In thousands)
                                       ------------------------------------------------------------------------
                                       Refining   Retail   Phoenix           Reconciling
                                        Group     Group      Fuel     Other    Items      Consolidated
                                       --------  --------  --------  ------- -----------  ------------
Customer net revenues...............   $ 57,280  $ 91,739  $ 65,385  $    99                $214,503
Intersegment net revenues...........     55,056              10,352           $(65,408)
                                       --------  --------  --------  -------  --------      --------
Total net revenues..................   $112,336  $ 91,739  $ 75,737  $    99  $(65,408)     $214,503
                                       --------  --------  --------  -------  --------      --------
Operating income....................   $ 14,107  $  1,310  $  1,754  $(6,286)               $ 10,885
Interest expense....................                                                          (5,944)
Interest income....................                                                              739
                                                                                            --------
Earnings before income taxes........                                                        $  5,680
                                                                                            --------
Depreciation and amortization.......   $  3,950  $  2,175  $    570  $   792                $  7,487
Capital expenditures................   $  1,035  $  9,353  $    775  $   290                $ 11,453


                                       As of and for the Three Months Ended September 30, 1998   (In thousands)
                                       ------------------------------------------------------------------------
                                       Refining   Retail   Phoenix           Reconciling
                                        Group     Group      Fuel     Other     Items      Consolidated
                                       --------  --------  -------   -------  -----------  ------------
Customer net revenues...............   $ 47,875  $ 78,791  $ 40,567  $   228                $167,461
Intersegment net revenues...........     37,577       506     2,453           $(40,536)
                                       --------  --------  --------  -------   --------     --------
Total net revenues..................   $ 85,452  $ 79,297  $ 43,020  $   228  $(40,536)     $167,461
                                       --------  --------  --------  -------   --------     --------
Operating income....................   $  8,441  $  3,959  $    600  $(6,251)               $  6,749
Interest expense....................                                                          (6,227)
Interest income....................                                                              181
                                                                                            --------
Earnings before income taxes........                                                        $    703
                                                                                            --------
Depreciation and amortization.......   $  3,731  $  2,599  $    491  $   843                $  7,664
Capital expenditures................   $  7,139  $  3,733  $    591  $   251                $ 11,714

     Disclosures regarding the Company's reportable segments with reconciliations to consolidated totals for the nine months ended
September 30, 1999 and 1998, are presented below.


                                       As of and for the Nine Months Ended September 30, 1999   (In thousands)
                                       -----------------------------------------------------------------------
                                       Refining   Retail   Phoenix            Reconciling
                                        Group     Group      Fuel    Other      Items      Consolidated
                                       --------  --------  -------  -------   -----------  ------------
Customer net revenues...............   $143,706  $245,961  $174,835  $    204                $564,706
Intersegment net revenues...........    132,842              13,898            $(146,740)
                                       --------  --------  --------  --------  ---------     --------
Total net revenues..................   $276,548  $245,961  $188,733  $    204  $(146,740)    $564,706
                                       --------  --------  --------  --------  ---------     --------
Operating income....................   $ 44,757  $  5,900  $  7,032  $(20,228) $  (1,950)    $ 35,511
Interest expense....................                                                          (18,112)
Interest income.....................                                                            1,804
                                                                                             --------
Earnings before income taxes........                                                         $ 19,203
                                                                                             --------
Depreciation and amortization.......   $ 11,662  $  6,531  $  1,689  $  2,784                $ 22,666
Total assets........................   $260,141  $138,868  $ 72,633  $ 73,418                $545,060
Capital expenditures................   $  6,342  $ 20,887  $  1,341  $  2,620                $ 31,190


                                       As of and for the Nine Months Ended September 30, 1998   (In thousands)
                                       -----------------------------------------------------------------------
                                       Refining   Retail   Phoenix            Reconciling
                                        Group     Group      Fuel     Other     Items      Consolidated
                                       --------  --------  -------   -------  -----------  ------------
Customer net revenues...............   $143,493  $199,384  $127,092  $    222                $470,191
Intersegment net revenues...........     97,097     1,876     6,631            $(105,604)
                                       --------  --------  --------  --------  ---------     --------
Total net revenues..................   $240,590  $201,260  $133,723  $    222  $(105,604)    $470,191
                                       --------  --------  --------  --------  ---------     --------
Operating income....................   $ 20,317  $  9,143  $  3,448  $(16,698)               $ 16,210
Interest expense....................                                                          (18,959)
Interest income.....................                                                            1,505
                                                                                             --------
Earnings before income taxes........                                                         $ (1,244)
                                                                                             --------
Depreciation and amortization.......   $ 10,477  $  6,790  $  1,452  $  2,508                $ 21,227
Capital expenditures................   $ 35,519  $ 11,756  $  1,671  $    915                $ 49,861
</TABLE

NOTE 3 - EARNINGS PER SHARE:

     The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net earnings (loss):


                                                Three Months Ended September 30,
                             -------------------------------------------------------------------
                                           1999                               1998
                             --------------------------------   --------------------------------
                                                        Per                                Per
                              Earnings       Shares    Share     Earnings       Shares    Share
                             (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount
                             ----------- ------------- ------   ----------- ------------- ------
Earnings per common
  share - basic

  Net earnings.............   $3,465,000   10,667,009   $0.32    $421,000    10,972,428   $0.04

  Effect of dilutive
    stock options..........                    70,840                           111,733
                              ----------   ----------   -----    --------    ----------   -----
Earnings per common
  share - assuming dilution

  Net earnings.............   $3,465,000   10,737,849   $0.32    $421,000    11,084,161   $0.04
                              ==========   ==========   =====    ========    ==========   =====

                                                 Nine Months Ended September 30,
                             -------------------------------------------------------------------
                                           1999                               1998
                             --------------------------------   --------------------------------
                                                        Per                                Per
                              Earnings       Shares    Share        Loss        Shares    Share
                             (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount
                             ----------- ------------- ------   ----------- ------------- ------
Earnings (loss) per common
  share - basic

  Net earnings (loss)......  $11,728,000   10,784,444   $1.09    $(502,000)  10,986,244   $(0.05)

  Effect of dilutive
    stock options..........                    46,400                                 *
                             -----------   ----------   -----    ---------   ----------   ------
Earnings (loss) per common
  share - assuming dilution

  Net earnings (loss)......  $11,728,000   10,830,844   $1.08    $(502,000)  10,986,244   $(0.05)
                             ===========   ==========   =====    =========   ==========   ======

*Additional shares would be antidilutive due to the net loss.

     There were no transactions subsequent to September 30, 1999, that if the transactions had occurred before September 30, 1999, would materially change the number of common shares or potential common shares outstanding as of September 30, 1999.

NOTE 4 - INVENTORIES:

                                         September 30, 1999  December 31, 1998
                                         ------------------  -----------------
                                                     (In thousands)
Inventories consist of the following:

First-in, first-out ("FIFO") method:
  Crude oil............................       $11,271            $ 8,419
  Refined products.....................        28,968             17,956
  Refinery and shop supplies...........        10,201              9,648
  Merchandise..........................         4,573              4,568
Retail method:
  Merchandise..........................         8,179              7,460
                                              -------            -------
                                               63,192             48,051
Adjustment for last-in,
  first-out("LIFO") method.............          (152)            14,758
Allowance for lower of cost
  or market............................                          (11,460)
                                              -------            -------
                                              $63,040            $51,349
                                              =======            =======

     The portion of inventories valued on a LIFO basis totaled $37,872,000 and $30,423,000 at September 30, 1999 and December 31, 1998, respectively. The following data will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at September 30, 1999 and 1998, net earnings and diluted earnings per share for the three months ended September 30, 1999 and 1998 would have been higher by $2,500,000 and $0.23, and $428,000 and $0.04, respectively, and the net earnings and diluted earnings per share for the nine months ended September 30, 1999 and the net loss and diluted loss per share for the nine months ended September 30, 1998 would have been higher by $2,070,000 and $0.19, and $1,406,000 and
$0.13 respectively.

NOTE 5 - LONG-TERM DEBT:

     The Company has issued $150,000,000 of 9% senior subordinated notes due 2007 (the "9% Notes") and $100,000,000 of 9 3/4% senior subordinated notes due 2003 (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"). The Indentures supporting the Notes contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, to incur or guarantee debt, to pay dividends, to repurchase shares of the Company's common stock, to sell certain assets or subsidiary stock, to engage in certain mergers, to engage in certain transactions with affiliates or to alter the Company's current line of business. At September 30, 1999, the Company was in compliance with the covenants relating to these Notes.

The Company had been precluded from making restricted payments from the third quarter of 1998 until June 30, 1999, because it did not satisfy a financial ratio test contained in one of the covenants relating to the 9 3/4% Notes. This included the payment of dividends and the repurchase of shares of the Company's common stock. The terms of the Indenture also had restricted the amount of money the Company could otherwise borrow during this period. The Company is no longer subject to these restrictions, as the Company currently satisfies the requirements of the covenant's financial ratio test.

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

     In December 1998, the Company and FFCA Capital Holding Corporation ("FFCA") completed a sale-leaseback transaction in which the Company sold eighty-three service station/convenience stores to FFCA and leased them back. Net proceeds to the Company, after expenses, were approximately $50,100,000. In the third quarter of 1999, the Company repurchased nine of the service station/convenience stores for approximately $7,100,000.

     In accordance with the Indentures supporting the Notes, the Company is required to use the net proceeds from the FFCA sale-leaseback transaction described above, less $10,000,000, to either make a permanent reduction in senior indebtedness (as defined in the respective Indentures), or make an investment in capital assets used in the Company's principal business (as defined in the respective Indentures). To the extent that a sufficient portion of the net proceeds are not utilized for these purposes before certain time periods expire, the Company would be required to offer to repurchase the senior subordinated notes as stipulated in the Indentures. Prior to the expiration dates, the Company used a sufficient portion of the net proceeds from the FFCA transaction to invest in capital assets and to reduce senior indebtedness and is not required to offer to repurchase the senior subordinated notes.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

     Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company's business, including those matters described below, are pending against the Company and certain of its subsidiaries. Certain of these matters involve or may involve significant claims for compensatory, punitive or other damages. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at September 30, 1999, which may result from these matters is not ascertainable, the Company believes that any amounts exceeding the Company's recorded accruals should not materially affect the Company's financial condition. It is possible that the ultimate resolution of these matters could result in a material adverse effect on the Company's results of operations for a particular reporting period.

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

     On October 1, 1999, the State of New Mexico filed a lawsuit in the United States District Court for the District of New Mexico, and a separate lawsuit in the Second Judicial District Court, County of Bernalillo, State of New Mexico, against numerous entities, including General Electric Company, ACF Industries, Inc., Chevron Corporation, Texaco Refining and Marketing, Inc., Phillips Petroleum Company, Ultramar Diamond Shamrock Corporation, the United States Department of Energy, the Untied States Department of Defense, the United States Air Force and the Company. The lawsuits relate to alleged releases of pollutants at the South Valley Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") Superfund site in Albuquerque, New Mexico. The South Valley Superfund site includes contamination that allegedly originated from a number of facilities, including a GE Aircraft Engines/U.S. Air Force facility and a petroleum products terminal (the "Albuquerque Terminal") that was acquired by the Company in 1995 from Texaco Refining and Marketing Inc. ("Texaco"). The lawsuits allege that the defendants released or threatened to release hazardous substances into the environment, causing injury to surface water, groundwater and soil which are natural resources of the state. In the federal court lawsuit, the state seeks monetary damages under CERCLA for all past, present and future damages to these natural resources, plus interest, costs and attorneys' fees. The state court complaint contains claims for trespass, public nuisance, interference with natural resources held in trust by the state, negligence, strict liability, unjust enrichment and punitive damages. The state seeks various monetary damages in connection with these claims, including natural resources damages, loss of use of property and natural resources, loss of tax revenues, lost profits, punitive damages and attorneys' fees and costs. Although neither complaint calculates the amount of damages being sought by the state, a preliminary assessment of alleged damages to natural resources conducted by the New Mexico Office of the Natural Resources Trustee estimated these damages at $260,000,000. Liability for natural resource damages under CERCLA is joint and several, such that a responsible party may be liable for all natural resource damages at a site even though it was responsible for only a small part of such damages.

     Texaco agreed to defend, indemnify, reimburse and hold the Company harmless from and against all claims and damages arising from, or caused by, pre-closing contamination at the Albuquerque Terminal. Texaco has acknowledged this obligation, subject to any evidence that alleged releases resulted from the Company's operations. The Company believes that any damages associated with the South Valley Superfund site relate to releases that predate the Company's acquisition of the Albuquerque Terminal and, accordingly, does not believe that it needs to record a liability in connection with the two lawsuits.

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

     In June, 1999, the New Mexico Oil Conservation Division ("OCD") approved the closure of lead remediation activities at a 5.5 acre site that the Company owns in Bloomfield, New Mexico. This approval was conditioned upon the Company's submission of a work plan to define the extent of petroleum contamination in the soil and groundwater which was discovered at the site in 1995. The Company has submitted the requested work plan and is awaiting OCD approval.

     The Company has an environmental liability accrual of approximately $2,400,000. Approximately $800,000 relates to ongoing environmental projects, including the remediation of a hydrocarbon plume that appears to extend no more than 1,800 feet south of the inactive Farmington refinery and hydrocarbon contamination on and adjacent to the 5.5 acres that the Company owns in Bloomfield, New Mexico. The remaining $1,600,000 relates to an originally estimated liability of approximately $2,300,000, recorded in the second quarter of 1996, for certain environmental obligations assumed in the acquisition of the Bloomfield refinery. That amount was recorded as an adjustment to the purchase price and allocated to the assets acquired. The environmental accrual is recorded in the current and long-term sections of the Company's Consolidated Balance Sheets.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

EARNINGS (LOSS) BEFORE INCOME TAXES
-----------------------------------
     For the three months ended September 30, 1999, earnings before income taxes were $5,680,000, an increase of $4,977,000 from earnings before income taxes of $703,000 for the three months ended September 30, 1998. This increase was primarily due to (i) a 48% increase in refinery margins, (ii) the recording of a reimbursement for lost earnings under the Company's business interruption insurance policy, and (iii) increased operating income from Phoenix Fuel. In addition, 1998 earnings reflected the write-off of costs incurred in connection with the terminated merger with Holly Corporation. The increase in earnings was offset in part by a 12% decline in refinery sourced finished product sales volumes, a 20% decline in retail fuel margins, and an increase in operating expenses. The decline in refinery sourced finished product fuel volumes was due in part to increased refinery production in the third quarter of 1998 following a major refinery turnaround in the 1998 second quarter.

     For the nine months ended September 30, 1999, earnings before income taxes were $19,203,000, an increase of $20,447,000 from a loss before income taxes of $1,244,000 for the nine months ended September 30, 1998. This increase was primarily due to (i) a 46% increase in refinery margins, (ii) increased operating income from Phoenix Fuel, and (iii) increased merchandise sales from service station/convenience stores that were in operation for the full nine months in each period. In addition, 1998 earnings reflected the write-off of costs incurred in connection with the terminated merger with Holly Corporation. The increase in earnings was offset in part by increased operating and administrative expenses, and the write-off of $1,950,000 in net book value of assets that were either demolished for new construction or replaced with new systems.

REVENUES
--------
     Revenues for the three months ended September 30, 1999, increased approximately $47,042,000 or 28% to $214,503,000 from $167,461,000 in the comparable 1998 period. The increase is due to, among other things, a 50% increase in refinery weighted average selling prices; a 14% increase in wholesale fuel volumes sold by Phoenix Fuel, along with a 39% increase in weighted average selling prices; and a 6% increase in merchandise sales from service station/convenience stores that were in operation for the full three months in each period. This increase was offset in part by a 12% decline in refinery sourced finished product sales volumes.

     The volumes of refined products sold through the Company's retail units during this period was relatively flat compared with 1998 levels. The volume of finished product sold from the Company's travel center increased 11%, due in large part to improved marketing programs. Finished product sales volumes from service station/convenience stores that were in operation for the full three months in each period declined approximately 8%. This decrease was partially offset by finished product sales from service station/convenience stores that were constructed, remodeled or acquired within the last fifteen months.

     Revenues for the nine months ended September 30, 1999, increased approximately $94,515,000 or 20% to $564,706,000 from $470,191,000 in the comparable 1998 period. The increase is due to, among other things, a 17% increase in refinery weighted average selling prices; an 11% increase in wholesale fuel volumes sold by Phoenix Fuel, along with an 15% increase in weighted average selling prices; the acquisition of thirty-two service station/convenience stores, and the lease of one other, from Kaibab Industries, Inc. in June and July 1998 (the "Kaibab Acquisition"); and an 11% increase in merchandise sales from service station/convenience stores that were in operation for the full nine months in each period. This increase was partially offset by a 1% decline in refinery sourced finished product sales volumes.

     The volumes of refined products sold through the Company's retail units during this period increased approximately 20% from 1998 levels primarily due to the Kaibab Acquisition. The volume of finished product sold from the Company's travel center increased 15%, due in large part to improved marketing programs. Finished product sales volumes from service station/convenience stores that were in operation for the full nine months in each period declined approximately 7%. This decrease was partially offset by finished product sales from service station/convenience stores constructed, remodeled or acquired within the last twenty-one months.

COST OF PRODUCTS SOLD
---------------------
     For the three months ended September 30, 1999, cost of products sold increased $40,925,000 or 34% to $160,064,000 from $119,139,000 in the corresponding 1998 period. The increase is due in part to a 46% increase in average crude oil costs; a 14% increase in wholesale fuel volumes sold by Phoenix Fuel, along with a 46% increase in the cost of finished product purchased; and a 6% increase in merchandise sales from service station/convenience stores that were in operation for the full three months in each period. This increase was offset in part by a 12% decline in refinery sourced finished product sales volumes.

     For the nine months ended September 30, 1999, cost of products sold increased $59,451,000 or 18% to $397,090,000 from $337,639,000 in the corresponding 1998 period. The increase is due in part to an 11% increase in wholesale fuel volumes sold by Phoenix Fuel, along with a 17% increase in the cost of finished product purchased; an 8% increase in average crude oil costs; an 11% increase in merchandise sales from service station/convenience stores that were in operation for the full nine months in each period; and the Kaibab Acquisition. This increase was partially offset by a 1% decline in refinery sourced finished product sales volumes.

     In the second quarter of 1999 certain higher cost crude oil LIFO inventory layers were liquidated which resulted in an increase in the cost of products sold of approximately $1,600,000. These inventory layers are not expected to be restored by year end. There were no similar liquidations in 1998.

OPERATING EXPENSES
------------------
     For the three months ended September 30, 1999, operating expenses increased approximately $2,347,000 or 9% to $28,771,000 from $26,424,000 for the three months ended September 30, 1998. Thirty-five percent of the increase is due to the Kaibab acquisition. The remaining increase is primarily due to increased lease expense related to the sale-leaseback transaction between the Company and FFCA that was completed in December 1998; and payroll and related costs, including accruals for 1999 retail operating and management bonuses. These increases were offset in part by lower retail advertising and promotion costs.

     For the nine months ended September 30, 1999, operating expenses increased approximately $9,289,000 or 12% to $84,867,000 from $75,578,000 for the nine months ended September 30, 1998. Fifty-five percent of the increase is due to the Kaibab acquisition. The remaining increase is primarily due to increased lease expense related to the sale-leaseback transaction between the Company and FFCA that was completed in December 1998; expenses for the estimated costs of 1999 company-wide bonuses; and increased administrative and support costs related to retail expansion that has occurred over the last two years. These increases were offset in part by a reduction in refinery maintenance and purchased fuel expenses and lower retail advertising and insurance costs.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the three months ended September 30, 1999, depreciation and amortization decreased approximately $177,000 or 2% to $7,487,000 from $7,664,000 in the same 1998 period. The decrease is primarily due to a reduction in depreciation expense related to the sale-leaseback transaction between the Company and FFCA, offset in part by increases related to the amortization of 1998 and 1999 refinery turnaround costs and to construction, remodeling and upgrades in retail and refining operations during 1998 and 1999.

     For the nine months ended September 30, 1999, depreciation and amortization increased approximately $1,439,000 or 7% to $22,666,000 from $21,227,000 in the same 1998 period. The increase is primarily related to construction, remodeling and upgrades in retail and refining operations during 1998 and 1999, the amortization of 1998 and 1999 refinery turnaround costs and the reduction in the value of real estate held for sale. These increases were partially offset by a reduction in depreciation expense related to the sale-leaseback transaction between the Company and FFCA.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     For the three months ended September 30, 1999, selling, general and administrative expenses ("SG&A") increased approximately $864,000 or 13% to $7,296,000 from $6,432,000 in the corresponding 1998 period. The increase is primarily related to an accrual for a retroactive merit pay increase, increased group health insurance costs, and the expensing of a proportionate share of a predetermined 1999 contribution to the Company's Employee Stock Ownership Plan. In addition, 1998 SG&A expenses were reduced for adjustments to certain 1998 accruals for estimated liabilities for self insured workmen's compensation, and property and casualty, claims to bring them in line with expected year-end levels. The increase was offset in part by a reduction in outside consulting costs in the 1999 third quarter as compared to the 1998 third quarter.

     For the nine months ended September 30, 1999, SG&A increased approximately $4,138,000 or 22% to $22,622,000 from $18,484,000 in the corresponding 1998 period. The increase is primarily due to expensing a proportionate share of a predetermined 1999 contribution to the Company's Employee Stock Ownership Plan, expenses for the estimated costs of 1999 bonuses, an accrual for a retroactive merit pay increase, and increased 1999 workmen's compensation and group health insurance costs. The increase was offset in part by insurance reimbursements received relating to prior worker's compensation claims that had been paid by the Company and a reduction in outside consulting costs.

INTEREST EXPENSE, NET
---------------------
     For the three months ended September 30, 1999, net interest expense (interest expense less interest income) decreased approximately $841,000 or 14% to $5,205,000 from $6,046,000 in the corresponding 1998 period.

     For the nine months ended September 30, 1999, net interest expense decreased approximately $1,146,000 or 7% to $16,308,000 from $17,454,000 in the corresponding 1998 period.

     In each period there was a reduction in interest expense primarily related to the purchase of service station/convenience stores that were subject to capital lease obligations, along with a reduction in other long-term debt. In addition, there was an increase in each period in interest income relating to a long-term note receivable from the Company's Chairman and Chief Executive Officer. For the three months ended September 30, 1999, there was an increase in interest and investment income over the same period in 1998 due to the investment of excess cash, generated from operating cash flows, in short-term instruments. Interest and investment income for the three months ended September 30, 1998, was low due to the use of funds, which had been invested in short-term instruments, for various acquisitions and the purchase of service station/convenience stores that were subject to capital lease obligations. For the nine months ended September 30, 1999, there was a decrease in interest and investment income over the same period in 1998 due to the use of funds as described above. The effects of fluctuations in interest rates applicable to invested funds were nominal.

INCOME TAXES
------------
     The effective tax rate for the three and nine month periods ended September 30, 1999, was approximately 39%. The effective tax rate for the three months ended September 30, 1998 was approximately 40% and the effective benefit rate for the nine months ended September 30, 1998 was approximately 60%. The difference in the rates is primarily due to deferred tax adjustments.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS
-------------------------
     Operating cash flows increased for the first nine months of 1999 compared to the first nine months of 1998, primarily as a result of an increase in net earnings and deferred income taxes, offset in part by a decrease in cash flows related to the changes in operating assets and liabilities in each period. Net cash provided by operating activities totaled $42,103,000 for the nine months ended September 30, 1999, compared to net cash provided by operating activities of $39,427,000 in the comparable 1998 period.

WORKING CAPITAL
---------------
     Working capital at September 30, 1999 consisted of current assets of $181,644,000 and current liabilities of $115,552,000, or a current ratio of 1.57:1. At December 31, 1998, the current ratio was 2.13:1 with current assets of $171,726,000 and current liabilities of $80,622,000.

     Current assets have increased since December 31, 1998, primarily due to an increase in accounts receivable and inventories. These increases were offset in part by decreases in cash and cash equivalents and prepaid expenses. Accounts receivable have increased primarily due to an increase in finished product selling prices, along with increased Phoenix Fuel sales volumes and increased product trading activity. Inventories have increased due to an increase in crude oil and refined product prices and Phoenix Fuel refined product volumes. These increases were offset in part by declines in pipeline and refinery onsite crude oil volumes, along with declines in refinery onsite and terminal refined product volumes. Prepaid expenses have decreased primarily as a result of a reduction in margin deposits related to hedging transactions and a reduction in prepaid insurance costs, offset in part by the prepayment of a 1999 contribution to the Company's Employee Stock Ownership Plan.

     Current liabilities have increased due to an increase in accounts payable and accrued expenses. Accounts payable have increased primarily as a result of an increase in the cost of raw materials for the refineries, increased product trading activity and an increase in the volume and cost of finished product purchased by Phoenix Fuel. Accrued expenses have increased primarily as a result of increased accruals for payroll and related costs, estimated costs of 1999 bonuses, 1999 401(k)Company matching contributions, retroactive merit pay increases and income taxes payable. These increases were offset in part by the payment of a contingency related to the acquisition of the Bloomfield refinery and payment of 1998 accrued 401(k) Company matching contributions.

CAPITAL EXPENDITURES AND RESOURCES
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment totaled approximately $31,190,000 for the first nine months of 1999. Expenditures included amounts for, among other things, the reacquisition of nine service station/convenience stores that had been sold to FFCA in December 1998 as part of a sale-leaseback transaction; construction costs related to the building of five new service station/convenience stores, four of which have opened, and the rebuilding of two others, which are also in operation; costs for remodeling, re-branding, re-imaging and upgrading various retail units; construction costs related to the Company's finished products terminal near Flagstaff, Arizona, which opened in May 1999; the purchase of the Company's aircraft, which previously had been leased under a long-term arrangement; and expenditures for the Ciniza refinery second quarter turnaround.

     In addition, in the third quarter, the Company made an estimated contingent payment of $5,250,000 related to the acquisition of the Bloomfield refinery. This estimated payment would have been due in 2000 in accordance with the Bloomfield refinery acquisition agreement, but was made at this time in order to meet a use of proceeds requirement under the Indentures supporting the Company's 9% and 9 3/4% Senior Subordinated Notes relating to the sale-leaseback transaction completed in December 1998 between the Company and FFCA.

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

     The Company has received proceeds of approximately $1,135,000 from the sale of property, plant and equipment primarily for the sale of two service station/convenience stores.

     The Company held a sealed bid sale of approximately twenty-two service station/convenience stores, as well as certain other properties held for resale, which no longer fit into the Company's long-term strategic plans. The deadline for receiving bids was August 24, 1999. The Company received bids for all but three of the twenty-two service station/convenience stores and also received bids for some of the other properties. The Company is in the process of evaluating the bids and negotiating any necessary supplemental agreements. To date the Company has closed on two of the properties. The Company expects to close on all acceptable bids by the end of the year or early next year. It is anticipated that the proceeds from the sale will be used for general corporate purposes subject to certain debt restrictions.

CAPITAL STRUCTURE
-----------------
     At September 30, 1999 and December 31, 1998, the Company's long-term debt was 65.8% and 68.9% of total capital, respectively, and the Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 62.9% and 64.0%, respectively.

     The Company's capital structure includes $150,000,000 of 9% senior subordinated notes due 2007 (the "9% Notes") and $100,000,000 of 9 3/4% senior subordinated notes due 2003 (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"). The Indentures supporting the Notes contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, to incur or guarantee debt, to pay dividends, to repurchase shares of the Company's common stock, to sell certain assets or subsidiary stock, to engage in certain mergers, to engage in certain transactions with affiliates or to alter the Company's current line of business. At September 30, 1999, the Company was in compliance with the covenants relating to these Notes.

     The Company had been precluded from making restricted payments from the third quarter of 1998 until June 30, 1999, because it did not satisfy a financial ratio test contained in one of the covenants relating to the 9 3/4% Notes. This included the payment of dividends and the repurchase of shares of the Company's common stock. The terms of the Indenture also had restricted the amount of money the Company could otherwise borrow during this period. The Company is no longer subject to these restrictions, as the Company currently satisfies the requirements of the covenant's financial ratio test.

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

     In December 1998, the Company and FFCA completed a sale-leaseback transaction in which the Company sold eighty-three service station/convenience stores to FFCA and leased them back. Net proceeds to the Company, after expenses, were approximately $50,100,000. In the third quarter of 1999, the Company repurchased nine of the service station/convenience stores for approximately $7,100,000.

     In accordance with the Indentures supporting the Notes, the Company is required to use the net proceeds from the FFCA sale-leaseback transaction described above, less $10,000,000, to either make a permanent reduction in senior indebtedness (as defined in the respective Indentures), or make an investment in capital assets used in the Company's principal business (as defined in the respective Indentures). To the extent that a sufficient portion of the net proceeds are not utilized for these purposes before certain time periods expire, the Company would be required to offer to repurchase the senior subordinated notes as stipulated in the Indentures. Prior to the expiration dates, the Company used a sufficient portion of the net proceeds from the FFCA transaction to invest in capital assets and to reduce senior indebtedness and is not required to offer to repurchase the senior subordinated notes.

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

     The Company has a $65,000,000 secured Credit Agreement (the "Credit Agreement") due December 23, 2001, with a group of banks. This Credit Agreement, a revolving loan agreement, is primarily a working capital and letter of credit facility and is secured by eligible accounts receivable and inventories as defined in the Credit Agreement. In addition, the Company is able to borrow up to $9,000,000 to exercise its purchase rights in connection with certain service station/convenience stores that are currently subject to capital lease obligations, and up to $10,000,000 for other acquisitions as defined in the Credit Agreement. The availability of funds under this facility is the lesser of (i) $65,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At September 30, 1999, the availability of funds under the Credit Agreement was $65,000,000. There were no direct borrowings outstanding under this facility at September 30, 1999, and there were approximately $8,887,000 of irrevocable letters of credit outstanding, primarily to secure purchases of raw materials.

     The interest rate applicable to the Credit Agreement is tied to various short-term indices. At September 30, 1999, this rate was approximately 7.5% per annum. The Company is required to pay a quarterly commitment fee ranging from 0.325% to 0.500% per annum of the unused amount of the facility. The exact rate depends on meeting certain conditions in the Credit Agreement.

     The Credit Agreement contains certain covenants and restrictions which require the Company to, among other things, maintain a minimum consolidated net worth, a minimum interest coverage ratio and a maximum capitalization ratio. It also places limits on investments, dispositions of assets, prepayments of senior subordinated debt, guarantees, liens and restricted payments. At September 30, 1999, the Company was in compliance with the Credit Agreement's covenants and was not aware of any noncompliance with the other terms of the Credit Agreement. The Credit Agreement is guaranteed by all of the Company's direct and indirect wholly-owned subsidiaries.

     The Company's Board of Directors has authorized the repurchase of 2,500,000 shares of the Company's common stock. Purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. During the quarter ended September 30, 1999, the Company repurchased 440,000 shares of its common stock from its Chairman and Chief Executive Officer for $4,950,000 or $11.25 per share. The per share price paid for the shares was at a discount to the then current fair market value. From the inception of the stock repurchase program, the Company has repurchased 1,833,600 shares for approximately $19,460,000, resulting in a weighted average cost of $10.61 per share.

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

     The Company's Board of Directors did not declare a cash dividend on common stock for the first three quarters of 1999. The payment of dividends is subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors. As noted above, the Company is no longer restricted from declaring and paying dividends. The Company's Board of Directors has decided not to reinstate dividend payments at the present time. It is anticipated, however, that the Board of Directors will periodically review the Company's dividend policy for the possible reinstatement of dividends.

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

     During the three months ended March 31, 1999, the Company entered into several related transactions for the purchase and sale of various put and call option contracts expiring in August 1999, the purpose of which was to protect 700,000 barrels of crude oil inventories from the risk associated with declines in crude oil prices. During the three months ended June 30, 1999, the Company also entered into several related transactions for the purchase and sale of various put and call option contracts expiring in November 1999, the purpose of which was to protect 400,000 barrels of crude oil inventories from the risk associated with declines in crude oil prices.

     For the three months ended September 30, 1999, the Company recorded a loss of approximately $208,000 related to the option contracts associated with the 700,000 barrels of crude oil inventories as a result of crude oil price increases, and for the nine months ended September 30, 1999, a loss of $2,627,000 was recorded. These losses were offset by reductions in lower of cost or market inventory reserves. There were no open option contracts at September 30, 1999, related to the 700,000 barrels of crude oil inventories.

     For the three and nine months ended September 30, 1999, the Company recorded a loss of approximately $1,541,000 related to the option contracts associated with the 400,000 barrels of crude oil inventories as a result of crude oil price increases. This loss was offset by reductions in lower of cost or market inventory reserves. There were no open option contracts at September 30, 1999, related to the 400,000 barrels of crude oil inventories.

     The potential loss from a hypothetical 10% adverse change in commodity prices on open commodity futures and options contracts held by the Company at September 30, 1999, would not materially affect the Company's consolidated financial condition and results of operations.

     Additionally, the Company's $65,000,000 Credit Agreement is floating-rate debt tied to various short-term indices. As a result, the Company's annual interest costs associated with this debt will fluctuate. At September 30, 1999, there were no direct borrowings outstanding under this Credit Agreement.

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

     On October 1, 1999, the State of New Mexico filed a lawsuit in the United States District Court for the District of New Mexico, and a separate lawsuit in the Second Judicial District Court, County of Bernalillo, State of New Mexico, against numerous entities, including General Electric Company, ACF Industries, Inc., Chevron Corporation, Texaco Refining and Marketing, Inc., Phillips Petroleum Company, Ultramar Diamond Shamrock Corporation, the United States Department of Energy, the Untied States Department of Defense, the United States Air Force and the Company. The lawsuits relate to alleged releases of pollutants at the South Valley Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") Superfund site in Albuquerque, New Mexico. The South Valley Superfund site includes contamination that allegedly originated from a number of facilities, including a GE Aircraft Engines/U.S. Air Force facility and a petroleum products terminal (the "Albuquerque Terminal") that was acquired by the Company in 1995 from Texaco Refining and Marketing Inc. ("Texaco"). The lawsuits allege that the defendants released or threatened to release hazardous substances into the environment, causing injury to surface water, groundwater and soil which are natural resources of the state. In the federal court lawsuit, the state seeks monetary damages under CERCLA for all past, present and future damages to these natural resources, plus interest, costs and attorneys' fees. The state court complaint contains claims for trespass, public nuisance, interference with natural resources held in trust by the state, negligence, strict liability, unjust enrichment and punitive damages. The state seeks various monetary damages in connection with these claims, including natural resources damages, loss of use of property and natural resources, loss of tax revenues, lost profits, punitive damages and attorneys' fees and costs. Although neither complaint calculates the amount of damages being sought by the state, a preliminary assessment of alleged damages to natural resources conducted by the New Mexico Office of the Natural Resources Trustee estimated these damages at $260,000,000. Liability for natural resource damages under CERCLA is joint and several, such that a responsible party may be liable for all natural resource damages at a site even though it was responsible for only a small part of such damages.

     Texaco agreed to defend, indemnify, reimburse and hold the Company harmless from and against all claims and damages arising from, or caused by, pre-closing contamination at the Albuquerque Terminal. Texaco has acknowledged this obligation, subject to any evidence that alleged releases resulted from the Company's operations. The Company believes that any damages associated with the South Valley Superfund site relate to releases that predate the Company's acquisition of the Albuquerque Terminal and, accordingly, does not believe that it needs to record a liability in connection with the two lawsuits.

     In June, 1999, the New Mexico Oil Conservation Division ("OCD") approved the closure of lead remediation activities at a 5.5 acre site that the Company owns in Bloomfield, New Mexico. This approval was conditioned upon the Company's submission of a work plan to define the extent of petroleum contamination in the soil and groundwater which was discovered at the site in 1995. The Company has submitted the requested work plan and is awaiting OCD approval.

     The Company has an environmental liability accrual of approximately $2,400,000. Approximately $800,000 relates to ongoing environmental projects, including the remediation of a hydrocarbon plume that appears to extend no more than 1,800 feet south of the inactive Farmington refinery and hydrocarbon contamination on and adjacent to the 5.5 acres that the Company owns in Bloomfield, New Mexico. The remaining $1,600,000 relates to an originally estimated liability of approximately $2,300,000, recorded in the second quarter of 1996, for certain environmental obligations assumed in the acquisition of the Bloomfield refinery. That amount was recorded as an adjustment to the purchase price and allocated to the assets acquired. This environmental accrual is recorded in the current and long-term sections of the Company's Consolidated Balance Sheets.

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

     The Four Corners basin is a mature production area and, accordingly, is subject to a natural decline in production over time. In the past several years this natural decline has been offset by field workovers and secondary recovery projects which resulted in additional production from existing reserves. Many of these projects were cut back, however, when crude oil prices declined dramatically in 1998. Based upon history and discussions with local producers, the Company anticipates that additional projects will again be undertaken and that production will increase from the field as a result of the recovery in crude oil prices which began in the second quarter of 1999.

     The Company supplements the Four Corners crude oil used at its refineries with other feedstocks. These feedstocks currently include locally produced natural gas liquids and other feedstocks produced outside of the Four Corners area. The Company has initiated a project to increase its production of gasoline from abundantly available natural gas liquids, and is evaluating the scope and timing of the project. The Company continues to evaluate supplemental feedstock alternatives for its refineries on both a short-term and long-term basis. Whether or not supplemental feedstocks are used at the Company's refineries depends on a number of factors. These factors include, but are not limited to, the availability of supplemental feedstocks, the cost involved, the quantities required, the quality of the feedstocks, the demand for finished products, and the selling prices of finished products.

     There is no assurance that current or projected levels of Four Corners crude oil supply for the Company's refineries will be maintained. Any significant long-term interruption or decline in Four Corners crude oil supply, due to prices or other factors, or any significant long-term interruption of crude oil transportation systems, would have an adverse effect on the Company's operations.

     The Company is aware of a number of actions, proposals or industry discussions regarding product pipeline projects that could impact portions of its marketing areas. One of these projects is the potential conversion and extension of the existing Texas-New Mexico crude oil pipeline to transport refined products from West Texas to New Mexico, including Albuquerque and potentially Bloomfield, and to Salt Lake City, Utah. Separately, an existing natural gas liquids pipeline is in the process of being converted to a refined products pipeline that will be capable of delivering finished product from Southeastern New Mexico to the Albuquerque and Four Corners areas. This conversion is reportedly scheduled for completion in 1999. In addition, various actions have been undertaken to increase the supply of refined products to El Paso, Texas, which is connected by pipeline to the Albuquerque area to the north and the Phoenix and Tucson, Arizona markets to the west. The completion of some or all of these projects would result in increased competition by increasing the amount of refined products available in these markets, as well as improving competitor access to these areas, and may result in new opportunities for the Company as the Company is a net purchaser of refined products in some of these areas.

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

     The Company had hired an outside consultant to act as its Year 2000 project manager. This consultant directed the Company's efforts in identifying and resolving Y2K issues pursuant to a five-phase program for Year 2000 compliance. The Y2K project is now at the stage where it is internally managed. The five phases are as follows:

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

     (4) VALIDATION (TESTING) PHASE. In this phase, a test plan is developed and implemented to validate the remedies selected in the previous phase. Although originally scheduled for completion by March 1999, the Company completed testing in September 1999.

     (5) IMPLEMENTATION PHASE. This phase involves the use of the Y2K compliant inventory, and the development and implementation of additional plans to avoid Y2K problems. Although originally scheduled for completion by March 1999, the Company completed this phase in September 1999.

     At the present time, approximately 1,500 items have been inventoried consisting of software, hardware, processing equipment and embedded chips. All inventoried items are now believed to be substantially Y2K compliant.

     Utilizing both internal staff and outside consultants, the remediation and replacement program for the Company's core financial and information systems was substantially completed in April 1999. To date, 100% of the targeted core financial and information systems and other related applications have been renovated and tested. The Company started running the Y2K compliant financial systems in September 1999.

     In the manufacturing and process area, the remediation and replacement phase is complete, as well as the testing and implementation phases.

     In the business relationship area, the Company continues to correspond with its business partners in order to identify and resolve Y2K issues that may have an impact on operations. The Company has sent compliance questionnaires to over 1,400 business partners, 250 of which have been determined to be critical. The critical business partners identified by the Company include, among others, certain utilities, pipeline companies, terminals, crude oil and other raw material suppliers, key customers, financial institutions, insurance companies and employee benefit plan administrators. The Company has received responses from approximately 88% of those business partners identified as being critical and will continue to follow up with those who have not responded. To date the Company has not identified any significant problems relating to the responses it has received and analyzed.

     Remediation of the Y2K items identified by the Company is being accomplished using both internal and external manpower. The Company estimates that the total cost of the Y2K project will be between $700,000 and $800,000. Through September 30, 1999, the Company had expended approximately $631,000. The Company expects to fund its Y2K expenditures from operating cash flows and short-term borrowings if necessary. The total cost associated with required modifications to become Year 2000 compliant is not expected to be significant to the Company's financial position or results of operations.

     Contingency plans are in the process of being finalized for all of the Company's critical business processes in order to minimize any disruptions in these operations, allowing the Company to continue to function on January 1, 2000 and beyond. These plans are being developed to mitigate both internal risks as well as potential risks in the chain of the Company's suppliers and customers. The Company believes that the contingency planning process will be an ongoing one which will require modifications as the Company obtains additional information and as contingency plans are completed and reviewed. Contingency plans are in various stages of completion and include such items as increasing certain of the Company's inventories, placing certain processing equipment in manual override mode if needed, establishing Y2K emergency response teams, and developing other emergency procedures in the event problems do arise.

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

     The Company believes that completed modifications and replacements of its internal systems and equipment will allow it to be Y2K compliant. However, due to the widespread nature of potential Y2K issues, there can be no assurance that all of the Company's Y2K issues will be identified and resolved in a timely manner, or that contingency plans will mitigate the effects of any non-compliance. In addition, there can be no assurance that third parties upon which the Company relies will be Y2K compliant in a timely manner or that the third parties' contingency plans will mitigate the effects of any non-compliance. Any significant long-term disruptions to the Company's business caused by non-compliance could have a material adverse effect on the Company's financial position and results of operations.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive and governmental factors affecting the Company's operations, markets, products, services and prices; risks associated with non-compliance with certain debt covenants or the satisfaction of financial ratios contained in such covenants; the adequacy of the Company's environmental and tax reserves; the ultimate outcome of the two lawsuits filed by the State of New Mexico and the Company's ultimate liability related thereto; the availability of indemnification from third parties; the Company's ability to recover tax payments from third parties; the expansion of the Company's refining, retail and Phoenix Fuel operations through acquisition and construction; the successful sale of retail and other assets through a sealed bid sale; the reinstatement of cash dividends on common stock; the adequacy and cost of raw material supplies; the potential effects of various pipeline projects as they relate to the Company's market area and future profitability; the estimated cost and ability of the Company or third parties on which it relies to become Y2K compliant; the impact of the mandated use of gasolines satisfying governmentally mandated specifications on the Company's operations; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------
     The information required by this item is incorporated by reference to the section entitled "Other" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2.

                             PART II

                        OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On October 1, 1999, the State of New Mexico filed a lawsuit in the United States District Court for the District of New Mexico, and a separate lawsuit in the Second Judicial District Court, County of Bernalillo, State of New Mexico, against numerous entities, including General Electric Company, ACF Industries, Inc., Chevron Corporation, Texaco Refining and Marketing, Inc., Phillips Petroleum Company, Ultramar Diamond Shamrock Corporation, the United States Department of Energy, the Untied States Department of Defense, the United States Air Force and the Company. The lawsuits relate to alleged releases of pollutants at the South Valley Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") Superfund site in Albuquerque, New Mexico. The South Valley Superfund site includes contamination that allegedly originated from a number of facilities, including a GE Aircraft Engines/U.S. Air Force facility and a petroleum products terminal (the "Albuquerque Terminal") that was acquired by the Company in 1995 from Texaco Refining and Marketing Inc. ("Texaco"). The lawsuits allege that the defendants released or threatened to release hazardous substances into the environment, causing injury to surface water, groundwater and soil which are natural resources of the state. In the federal court lawsuit, the state seeks monetary damages under CERCLA for all past, present and future damages to these natural resources, plus interest, costs and attorneys' fees. The state court complaint contains claims for trespass, public nuisance, interference with natural resources held in trust by the state, negligence, strict liability, unjust enrichment and punitive damages. The state seeks various monetary damages in connection with these claims, including natural resources damages, loss of use of property and natural resources, loss of tax revenues, lost profits, punitive damages and attorneys' fees and costs. The Company does not believe that it needs to record a liability in connection with the two lawsuits. For a further discussion of these lawsuits see Note 6 to the Unaudited Condensed Consolidated Financial Statements set forth in Item 1, Part I hereof, and the discussion of certain contingencies contained in Item 2, Part I hereof, under the heading "Liquidity and Capital Resources - Other."

     There are no other material pending legal proceedings required to be reported pursuant to Item 103 of Regulation S-K. The Company is a party to ordinary routine litigation incidental to its business. In addition, there is hereby incorporated by reference the information regarding contingencies in
Note 6 to the Unaudited Condensed Consolidated Financial Statements set forth in Item 1, Part I hereof and the discussion of certain contingencies contained in Item 2, Part I hereof, under the heading "Liquidity and Capital Resources - Other."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit:

     27 - Financial Data Schedule.

(b) Reports on Form 8-K. There were no reports filed on Form 8-K for the quarter ended September 30, 1999.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

                         GIANT INDUSTRIES, INC.


                         /s/ GARY R. DALKE
                         ------------------------------------------
                         Gary R. Dalke, Vice President,
                         Controller, Accounting Officer
                         and Assistant Secretary


Date: November 12, 1999