Form 10-K
period 1999-12-31
GIANT INDUSTRIES INC
filed 2000-03-27
CIK 856465

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999.

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

         Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
    Title of each class                             on which registered
    -------------------                            ---------------------
Common Stock, $.01 par value                      New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:
                                    None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]       No [ ]

As of February 29, 2000, 9,147,574 shares of the registrant's Common Stock, $.01 par value, were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $45,798,000 based on the New York Stock Exchange closing price on February 29, 2000.

                     DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference in Part III of this Form 10-K Report:

Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders - Items 10, 11, 12, and 13.

                                  PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES.

GENERAL

     Giant Industries, Inc., a Delaware corporation, together with its subsidiaries, ("Giant" or the "Company"), through its wholly-owned subsidiary Giant Industries Arizona, Inc. and its subsidiaries ("Giant Arizona"), is engaged in the refining and marketing of petroleum products in New Mexico, Arizona, Colorado and Utah, with a concentration in the Four Corners where these states adjoin. In addition, Phoenix Fuel Co., Inc. ("Phoenix Fuel"), a wholly-owned subsidiary of Giant Arizona, operates an industrial/commercial petroleum fuels and lubricants distribution operation.

     The Company currently has three strategic business units, the Refining Group, the Retail Group and Phoenix Fuel. Company operations, consisting primarily of the Company's corporate staff operations, are not included in any of the strategic business units. The Company believes that the Refining Group, the Retail Group and Phoenix Fuel are its only material business segments for financial reporting purposes. See the discussion of Company segments contained in Item 8, Note 2.

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

     The Retail Group consists of service station/convenience stores and one travel center. These operations sell various grades of gasoline, diesel fuel, general merchandise and food products to the general public through retail locations. The petroleum fuels sold by the Retail Group are supplied by the Refining Group, which either manufactures these refined products or acquires them through exchange agreements, third party purchases, or from Phoenix Fuel. General merchandise and food products are obtained from third party suppliers.

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

     The Company's strategy is to profitably operate its refining, retail marketing and other marketing operations, to make selective acquisitions, and to take advantage of growth opportunities within its existing operations. The Company's immediate focus is to identify ways to reduce operating expenses and non-essential capital expenditures, to sell non-strategic assets and underperforming assets while maintaining the value and integrity of the Company's core assets, and to explore various ways to create greater value for its stockholders.

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

     Management believes that the technical capabilities of both refineries, together with the high quality of locally available feedstocks, enable the Company to achieve refinery yields which are comparable to that achieved by some larger, more complex refineries located outside of the area. Both refineries are equipped with fluid catalytic cracking, naphtha hydrotreating, reforming, and liquefied petroleum gas recovery units, as well as diesel hydrotreating and sulfur recovery units to manufacture low sulfur diesel fuel. The Ciniza refinery utilizes an alkylation process to manufacture high octane gasoline from its catalytic cracking unit olefins. The Bloomfield refinery accomplishes this using a catalytic polymerization unit. The Ciniza refinery is also equipped with an isomerization unit, which enables it to produce additional gasoline through the processing of NGLs, and cogeneration facilities. These processing configurations enable the refineries to yield 90% or more of high value products, including gasoline, diesel fuel and jet fuel, from each barrel of crude oil refined. The refineries manufacture a product slate that can include 100% unleaded gasoline and 100% low sulfur diesel fuel.

     Set forth below is data with respect to refinery operations and the primary refined products produced during the indicated periods.

                                              YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------
                                    1999     1998     1997     1996     1995(1)
-------------------------------------------------------------------------------
Feedstock throughput:(2)
  Crude oil                        31,900   32,500   33,700   34,800   23,700
  NGLs and oxygenates               6,500    5,700    6,500    5,400    5,000
-----------------------------------------------------------------------------
    Total                          38,400   38,200   40,200   40,200   28,700
=============================================================================
Crude oil throughput
  (as a % of total)                   83%      85%      84%      87%      83%
Rated crude oil capacity utilized     82%      84%      87%      90%      88%
Refinery margin ($/bbl)            $ 6.89   $ 4.83   $ 6.39   $ 6.21   $ 5.13
Products:(2)
  Gasoline                         23,800   23,800   24,800   24,900   18,500
  Diesel fuel                      10,700   11,400   11,000   10,900    7,200
  Jet fuel                              -        -      800    1,100      900
  Other                             3,900    3,000    3,600    3,300    2,100
-----------------------------------------------------------------------------
    Total                          38,400   38,200   40,200   40,200   28,700
=============================================================================
High Value Products:
  Gasoline                            62%      62%      62%      62%      65%
  Diesel fuel                         28%      30%      27%      27%      25%
  Jet fuel                              -        -       2%       3%       3%
-----------------------------------------------------------------------------
    Total                             90%      92%      91%      92%      93%
=============================================================================

(1) The 1995 operating data reflects the operations of the Bloomfield refinery effective October 4, 1995. The purchase of the Bloomfield refinery increased the Company's total rated crude oil refining capacity owned by 18,000 bpd.

(2)  Average barrels ("bbls") per day ("bpd").

     Each refinery operating unit requires regular maintenance, as well as major repair and upgrade shutdowns (referred to as "turnarounds") during which it is not in operation. Turnaround cycles vary for different units. In general, refinery turnarounds are managed so that some units continue to operate while others are down for scheduled maintenance. Maintenance turnarounds are implemented using refinery personnel as well as some additional contract labor. Turnaround work proceeds on a continuous 24-hour basis in order to minimize unit down time. Giant has historically expensed current maintenance charges and capitalized turnaround costs. Capitalized costs are then amortized over the estimated period until the next turnaround, which is generally 24 to 48 months depending on the unit involved.

     In general, a major refinery turnaround is scheduled every four years. The Ciniza refinery had such a turnaround in 1998 and the Bloomfield refinery is currently scheduled to have a major turnaround in 2001. In addition, the platforming units at each refinery must be shut down one or two times a year to regenerate catalyst. This is typically a nine to ten day shutdown and is necessary to rejuvenate the catalyst thereby enabling continued production of platformate, a high octane blending component. During such shutdowns, turnaround maintenance and inspection is performed.

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

     The Company's current receipts and projections of Four Corners crude oil production indicate that the Company's crude oil demand may periodically exceed the supply of crude oil that is available from local sources. The Company has, and may from time to time, decrease production runs at its refineries from levels it would otherwise schedule as a result of shortfalls in Four Corners crude oil production.

     The Four Corners basin is a mature production area and, accordingly, is subject to a natural decline in production over time. In the past, this natural decline has been offset by new drilling, field workovers and secondary recovery projects which resulted in additional production from existing reserves. Many of these projects were cut back, however, when crude oil prices declined dramatically in 1998. Based upon history and discussions with local producers, the Company anticipates that additional projects will again be undertaken and that production will increase from the field as a result of the recovery in crude oil prices which began in the second quarter of 1999. Through the first quarter of 2000, the Company has noticed an increase in Four Corners production and has indications that producers are considering projects that, if undertaken, could increase production significantly by the end of 2000 or early 2001.

     The Company estimates that for the year 2000 its refinery production runs will approximate 1999 levels based on current receipts and projections of Four Corners crude oil production. If additional crude oil or other refinery feedstocks become available, the Company may increase its production runs depending on demand for finished products and refining margins attainable.

     The Company supplements the Four Corners crude oil used at its refineries with other feedstocks. These feedstocks currently include locally produced NGLs and other feedstocks produced outside of the Four Corners area. The Company continues to evaluate supplemental feedstock alternatives for its refineries on both a short-term and long-term basis. These alternatives include, among other possibilities, the encouraging of new exploration and production opportunities on tribal reservation lands. In addition, the Company may evaluate a project to increase its production of gasoline from abundantly available NGLs. Whether or not supplemental feedstocks are used at the Company's refineries depends on a number of factors. These factors include, but are not limited to, the availability of supplemental feedstocks, the cost involved, the quantities required, the quality of the feedstocks, the demand for finished products, and the selling prices of finished products.

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

     An adequate supply of NGLs is available for delivery to the Ciniza refinery, primarily through a Company-owned pipeline connecting the Ciniza refinery to a natural gas liquids fractionation plant operated by a third party. NGLs also can be transported to the Ciniza refinery by rail or transport truck. The Company currently acquires substantially all of its NGL feedstocks pursuant to two long-term agreements with suppliers under which NGLs are made available to the Company at the fractionation plant. These agreements contain market sensitive pricing arrangements under which prices are adjusted on a monthly basis.

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

     TRANSPORTATION

     Crude oil supply for the Ciniza and Bloomfield refineries comes primarily from the Four Corners area and is either connected by Company-owned pipeline or delivered by Company-owned truck transports to pipeline injection points or refinery tankage. The Company owns about 260 miles of pipeline for gathering and delivery of crude oil to the refineries. The pipeline system reaches into the San Juan Basin and connects with local common carrier pipelines. The Ciniza refinery receives NGLs primarily through a 13-mile Company owned pipeline connected to a natural gas liquids fractionation plant. Currently, over 40 Company-owned truck transports are involved in the collection of crude oil from producing wells to supply the refineries.

     MARKETING AND DISTRIBUTION

     THE FOUR CORNERS MARKET. The Four Corners area is the primary market area for the Company's refined products. The Company's New Mexico market includes the greater Albuquerque area, the largest market in New Mexico. Substantially all of the Company's refined products are distributed in the Four Corners market. The Company estimates that, during 1999, its gasoline production was distributed 49% in New Mexico, 38% in Arizona, 11% in Colorado and 2% in Utah; and its diesel production was distributed 57% in New Mexico, 33% in Arizona, 9% in Colorado and 1% in Utah. In 1999, there was an approximate 10% increase in the volume of gasoline distributed by the Company in Arizona and an 8% decrease in New Mexico, compared to 1998 levels. This was the result of opportunities created by refinery problems in California, which reduced the amount of product available for shipment to Arizona by other companies, and the opening of the Company's Flagstaff Terminal. The Company's truck transports support refinery sales in its primary market as well as its secondary markets. These vehicles hauled approximately 44% of the refineries' sales barrels in 1999. The balance is transported by customer or common carrier trucking.

     FLAGSTAFF TERMINAL. In 1998, the Company began construction of a 6,000 bpd capacity finished products terminal near Flagstaff, Arizona (the "Flagstaff Terminal"). Initial construction included a 30,000 bbl unleaded tank, a 20,000 bbl diesel tank and a 15,000 bbl premium tank, in addition to a truck loading rack with three loading spots. Construction of the Flagstaff Terminal was completed in the second quarter of 1999, and the facility opened for business in May 1999. Terminal capacity could be expanded to 12,000 bpd of finished product. Product deliveries to the Flagstaff Terminal initially are being made by truck transport from Phoenix, Arizona or the Company's refineries. The Company currently is reviewing the economics for construction of a pipeline between the Flagstaff Terminal and the Ciniza refinery, including the costs of rights-of-way across the Navajo Reservation. The Company is also reviewing the economics of using rail as a secondary resource for supplying the terminal with finished products.

     REFINED PRODUCT SALES. During 1999, the Company sold approximately 8,885,000 barrels of gasoline and 3,947,000 barrels of diesel fuel from its refineries. In 1998, approximately 8,727,000 barrels of gasoline and 4,183,000 barrels of diesel fuel were sold. The Company's retail units sold an equivalent of approximately 53% of these gasoline and 25% of these diesel sales. Gasoline and diesel deliveries made through product exchanges with large oil companies accounted for approximately 13% of the volume sold by the refineries. The remaining gasoline and diesel sales were made to wholesalers, retailers and industrial/commercial customers. Supplementing sales barrels sourced from both refineries were purchases, for resale, of gasoline and diesel from other sources. The Company's other refined products are marketed to various third party customers.

RETAIL GROUP

     At December 31, 1999, the Company operated 172 service station/convenience stores located in New Mexico, Arizona, Colorado and Utah. This represents a net increase of 6 units since December 31, 1998. The Company also operates a Travel Center located on I-40 adjacent to the Ciniza refinery near Gallup, New Mexico. The Company's retail units sold approximately 239,864,000 gallons of gasoline and diesel fuel in 1999 compared to approximately 209,325,000 gallons in 1998, a 15% increase. Merchandise sales increased approximately 16% in 1999, to $118,894,000 from $102,827,000. The increases were primarily due to an increase in the number of stores operating for a full year in 1999 versus partial operation in 1998. In addition, the continued implementation and execution of improved merchandise marketing programs also contributed significantly to increased merchandise sales. For 1999, same store sales increased 11% for merchandise and decreased by 6% for gasoline and diesel fuel compared to 1998.

     During 1999, the Company continued to build new retail units to expand its retail market. The Company opened five new Company-constructed service station/convenience stores and completely rebuilt two other units. One additional store was under construction in late 1999 and opened in January 2000. In addition, the Company completed two merchandise only stores.

     As part of an ongoing effort to dispose of non-strategic or underperforming assets, the Company disposed of two service station/ convenience stores and two pieces of non-strategic land in 1999.

     In 1997, Giant and Conoco Oil Co. entered into a strategic branding/licensing agreement that allows the Company to brand approved gasoline locations with the Conoco gasoline brand. As of December 31, 1999, 67 units (including the Travel Center) had been converted to the Conoco brand.

     Early in 1998, Giant operated service station/convenience stores under eight different brand names as a result of acquisitions made in 1997 and 1998. The Company developed the Mustang Brand to consolidate the existing trade names and provide brand synergy within Giant. During 1998 and 1999, 81 stores were renovated and rebranded Mustang.

     Many of the Company's service stations are modern, high-volume self-service stations. The Company's service stations are augmented with convenience stores at many locations, which provide items such as general merchandise, alcoholic and nonalcoholic beverages, fast foods, health and beauty aids, and automotive products.

     In 2000, the Company intends to evaluate its retail assets for non-strategic or underperforming assets. The Company also plans to construct one new unit. In addition, the Company may acquire, by the assignment of certain leases/subleases, up to 16 service station/convenience stores located on the Navajo, Ute or Zuni Indian Reservations.

     The Company owns and operates a Travel Center adjacent to the Ciniza refinery on I-40. The Travel Center provides a direct market for a portion of the Ciniza refinery's diesel production and allows diesel fuel to be sold at virtually no incremental transportation cost. In the 12 months ended December 31, 1999, the Company sold approximately 26,084,000 gallons of diesel fuel at the Travel Center (approximately 29% of the Ciniza refinery's total diesel production). This compares to approximately 23,018,000 gallons of diesel fuel sold (approximately 25% of the Ciniza refinery's total diesel production) in the twelve months ended December 31, 1998. The Travel Center facility includes 18 high volume diesel fuel islands, a large truck repair facility, and a 29,000 square foot shopping mall. The facility contains a 265-seat, full-service restaurant; Taco Bell, Pizza Hut Express and A&W Root Beer fast food operations; two large convenience stores; a 24-hour movie theater; a hair salon and other accommodations such as showers, laundry, security and lighted parking.

PHOENIX FUEL

     On June 3, 1997, Giant Arizona purchased all of the outstanding stock of Phoenix Fuel. Giant Arizona operates Phoenix Fuel as a wholly-owned subsidiary. Phoenix Fuel is an independent industrial/commercial petroleum products distributor marketing gasoline, diesel fuel, jet fuel, kerosene, motor oil, hydraulic oil, gear oil, cutting oil, grease and various chemicals and solvents.

     Phoenix Fuel operates eight lubricant and bulk petroleum distribution plants, 21 cardlock fueling locations, a bulk lubricant terminal facility, and a fleet of 35 finished product transports and 23 finished product tankwagons. These assets and related operations are located throughout the state of Arizona and in Las Vegas, Nevada.

     In February 1998, Phoenix Fuel assumed the operations of Reinhart Oil Company, a petroleum products distributorship in Las Vegas, Nevada. This facility supplies a full line of fuel and lubricant products to customers in southern Nevada and northwest Arizona.

     For the twelve months ended December 31, 1999, Phoenix Fuel sold approximately 8,507,000 barrels of finished products and lubricants. In 1998, approximately 7,628,000 barrels were sold. Sales of additional products, including lubricants and related items, totaled approximately $26,232,000 for the twelve months ended December 31, 1999, compared to $26,294,000 in the same 1998 period. Almost all of the petroleum products sold by Phoenix Fuel are purchased for resale from other refiners and marketers.

     SOUTHERN ARIZONA MARKET

     With the acquisition of Phoenix Fuel, the Company expanded its operations into southern Arizona. The Company further increased its presence in this market with the acquisition of 32 service station/convenience stores and the lease of one other from Kaibab Industries, Inc. in 1998. In 1999, the Company opened three Company-constructed service station/convenience stores in the Phoenix area and two in the Tucson market. In January 2000, an additional unit was opened in Tucson.

EMPLOYEES

     The Company and its subsidiaries employed approximately 2,850 persons on February 29, 2000, including approximately 2,480 full-time and approximately 370 part-time employees. Approximately 2,470 were employed in refining and marketing operations including 350 part-time employees. Of these, 2,060 (including 340 part-time) were employed in the Retail Group. Phoenix Fuel employed approximately 240 persons, including ten part-time. The Company currently has no employees covered by a collective bargaining agreement.

OTHER MATTERS

     COMPETITIVE CONDITIONS

     The industry in which the Company is engaged is highly competitive. Many of the Company's competitors are large, integrated oil companies which, because of their more diverse operations, stronger capitalization and better brand name recognition, are better able than the Company to withstand volatile industry conditions, including shortages or excesses of crude oil or refined products or intense price competition.

     The principal competitive factors affecting the Company's refining and marketing operations are (i) the quality, quantity and delivered costs of crude oil, NGLs and other refinery feedstocks, (ii) refinery processing efficiencies, (iii) refined product mix, (iv) refined product selling prices,
(v) the cost of delivering refined products to markets, and (vi) the ability of competitors to deliver refined products into the Company's primary market area by pipeline. The Company's larger competitors have refineries which are located outside the Four Corners area, but which are larger and more efficient than the Company's refineries and, as a result, have lower per barrel crude oil refinery processing costs. The Company competes with major and larger integrated oil companies and with independent refiners in Southeastern New Mexico, West Texas, the Texas Panhandle, Utah, Colorado and Southern California for selling refined products. Refined products from the Texas and Southeastern New Mexico refineries can be shipped to Albuquerque, New Mexico, primarily through two common carrier pipelines, one originating in El Paso, Texas and the second originating in Amarillo, Texas. In addition, at the end of 1999, an existing NGLs pipeline had been converted to a refined products pipeline and was delivering finished product from Southeastern New Mexico to the Albuquerque and Four Corners areas, and is expected to increase competition for sales volumes in these areas. Mergers between large integrated oil companies and upgrades to competitors' refineries have also resulted in increased competition.

     The Company is aware of a number of actions, proposals or industry discussions regarding product pipeline projects that could impact portions of its marketing areas. One of these projects is the potential conversion and extension of the existing Texas-New Mexico crude oil pipeline to transport refined products from West Texas to New Mexico, including Albuquerque and potentially Bloomfield. Another potential project would take product on to Salt Lake City, Utah. In addition, various actions have been undertaken to increase the supply of refined products to El Paso, Texas, which is connected by pipeline to the Albuquerque area to the north and the Phoenix and Tucson, Arizona markets to the west. The completion of some or all of these projects would result in increased competition by increasing the amount of refined products potentially available in these markets, as well as improving competitor access to these areas, and may result in new opportunities for the Company, as the Company is a net purchaser of refined products in some of these areas.

     The principal competitive factors affecting Phoenix Fuel are much the same as those affecting the Company's refining and marketing operations, except that much of the fuel and all of the lubricants sold by Phoenix Fuel are purchased for resale from other refiners and marketers. Phoenix Fuel must compete with others in the marketplace to purchase the refined products and the lubricants that it sells. To be successful, this must be done at prices that result in margins sufficient to cover fixed and variable expenses.

     The principal competitive factors affecting the Company's retail marketing business are location of service stations, product price, product availability and cost, appearance and cleanliness of service stations and brand acceptance.

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

     The Company is subject to various federal and state programs relating to the composition of motor fuels. In December 1999, the Environmental Protection Agency ("EPA") issued a rule which requires refiners to reduce the sulfur content of gasoline to 30 parts per million ("ppm") by 2006 unless they qualify for an extension of this deadline. The Company may be eligible for an extension of up to one year under a provision pertaining to gasoline produced or sold in certain designated geographic areas, including three states in which the Company markets its gasoline. It is anticipated that the Company will incur costs in the approximate amount of $3,500,000 to purchase the equipment necessary to produce gasoline with a 30 ppm sulfur content at its refineries.

     The federal Clean Air Act requires the sale of reformulated gasoline ("RFG") in certain designated areas of the country. Motor fuels produced by the Company's refineries are not sold in any such areas. Arizona, however, has adopted a cleaner burning gasoline ("CBG") program. The Company does not presently manufacture gasolines that satisfy Arizona CBG specifications. The specifications are currently applicable to gasolines sold or used in Maricopa County and a portion of Yavapai County, and are expected to become effective in Pinal County by 2001. The Company operates approximately 25 service stations in these areas, and also conducts wholesale marketing operations there. The Company currently does not intend to make the changes necessary to produce CBG because the capital costs associated with manufacturing large quantities of such gasolines would be significant in amounts not determined by the Company. The Company has the ability to purchase or exchange for these gasolines to supply its operations in the CBG areas, including Pinal County. It is possible that additional legislation or regulations affecting motor fuel specifications may be adopted that would impact geographic areas in which the Company markets its products.

     The Company is subject to environmental regulations adopted by EPA and state and local environmental agencies to implement the Clean Air Act Amendments of 1990 (the "Amendments"). Among other things, the Amendments require all major sources of hazardous air pollutants, as well as certain other sources of air pollutants, to obtain state operating permits. The permits must contain applicable federal and state emission limitations and standards as well as satisfy other statutory requirements. All sources subject to the permit program must pay an annual permit fee. Permit applications have been filed for both of the Company's refineries. While the Company anticipated that the permits would be issued in 1999, it currently appears that the permits will be received in 2000. Although additional costs will be incurred in connection with these permits, the Company currently does not believe these costs will be material.

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

     NOTICES OF VIOLATIONS. Notices of Violations and similar governmental notices ("NOVs") are issued by governmental authorities and may allege violations of environmental requirements. The Company is in receipt of a NOV, dated February 9, 1993, from the New Mexico Environment Department ("NMED") alleging that the Company failed to comply with certain notification requirements contained in one of the permits applicable to the Ciniza refinery's land treatment facility. As a result, the Company and NMED are negotiating a plan for closure of the land treatment facility. It is anticipated that the costs associated with implementing the type of closure plan under discussion would be approximately $400,000. An estimated $100,000 of this amount would be spent in 2000, with the remainder spent over a period of approximately 30 years.

     The Company has received other NOVs from time to time. The Company has responded or intends to respond to all such matters. The Company does not believe any such matters to be material.

     DISCHARGES, RELEASES AND CLEANUP ACTIVITIES. Refining, pipeline, trucking and marketing operations are inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances which may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Accidental discharges of contaminants have occurred from time to time during the normal course of the Company's operations, including discharges associated with the Company's refineries, and its pipeline and trucking operations. The Company has undertaken, intends to undertake, or has completed, all investigative or remedial work thus far required by governmental agencies to address potential contamination by the Company. The following are the most significant cleanup activities being undertaken by the Company.

     On October 1, 1999, the State of New Mexico filed a lawsuit in the United States District Court for the District of New Mexico, and a separate lawsuit in the Second Judicial District Court, County of Bernalillo, State of New Mexico, against numerous entities, including General Electric Company, ACF Industries, Inc., Chevron Corporation, Texaco Refining and Marketing, Inc., Phillips Petroleum Company, Ultramar Diamond Shamrock Corporation, the United States Department of Energy, the United States Department of Defense, the United States Air Force and the Company. The lawsuits relate to alleged releases of pollutants at the South Valley Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") Superfund Site in Albuquerque, New Mexico (the "South Valley Superfund Site"). The South Valley Superfund Site includes contamination that allegedly originated from a number of facilities, including a GE Aircraft Engines/U.S. Air Force facility and a petroleum products terminal (the "Albuquerque Terminal") that was acquired by the Company in 1995 from Texaco Refining and Marketing, Inc. ("Texaco"). The lawsuits allege that the defendants released or threatened to release hazardous substances into the environment, causing injury to surface water, groundwater and soil at the South Valley Superfund Site, which are natural resources of the state. In the federal court lawsuit, the state seeks monetary damages under CERCLA for all past, present and future damages to these natural resources, plus interest, costs and attorneys' fees. The state court complaint contains state law claims for trespass, public nuisance, interference with natural resources held in trust by the state, negligence, strict liability, unjust enrichment and punitive damages. The state seeks various monetary damages in connection with these claims, including natural resources damages, loss of use of property and natural resources, loss of tax revenues, lost profits, punitive damages and attorneys' fees and costs. Since its original filing, the state court complaint has been removed to federal court. The Company, along with certain other defendants, has filed a motion to dismiss the state law claims. Although neither complaint calculates the amount of damages being sought by the state, a preliminary assessment report on alleged damages to natural resources, dated December 1998, issued by the New Mexico Office of the Natural Resources Trustee estimated these damages at $260,000,000. Liability for natural resource damages under CERCLA is joint and several such that a responsible party may be liable for all natural resource damages at a site even though it was responsible for only a small part of such damages.

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

     In 1973, the Company constructed the Farmington refinery that was operated until 1982. The Company became aware of soil and shallow groundwater contamination at this facility in 1985. The Company hired environmental consulting firms to investigate the contamination and undertake remedial action. The consultants identified several areas of contamination in the soils and shallow groundwater underlying the Farmington property. A consultant to the Company has indicated that contamination attributable to past operations at the Farmington property has migrated off the refinery property, including a hydrocarbon plume that appears to extend no more than 1,800 feet south of the refinery property. Remediation activities are ongoing by the Company under the supervision of the New Mexico Oil Conservation Division ("OCD"), although no cleanup order has been received. The Company had reserved approximately $1,000,000 for possible environmental expenditures relating to its Farmington property, of which approximately $570,000 still remains.

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

     BLM made a proposed plan of action for the Landfill available to the public in 1996. Remediation alternatives examined by BLM in connection with the development of its proposed plan ranged in projected cost from no cost to approximately $14,500,000. BLM proposed the adoption of a remedial action alternative that it believes would cost approximately $3,900,000 to implement.

     BLM's $3,900,000 cost estimate is based on certain assumptions which may or may not prove to be correct and is contingent on confirmation that the remedial actions, once implemented, are adequately addressing Landfill contamination. For example, if assumptions regarding groundwater mobility and contamination levels are incorrect, BLM is proposing to take additional remedial actions with an estimated cost of approximately $1,800,000.

     BLM has received public comment on its proposed plan. The final remedy for the site, however, has not yet been selected. It is anticipated that the final remedy will be selected in 2000. In 1989, a consultant to the Company estimated, based on various assumptions, that the Company's share of potential liability could be approximately $1,200,000. This figure was based upon estimated Landfill remediation costs significantly higher than those being proposed by BLM. The figure was also based on the consultant's evaluation of such factors as available clean-up technology, BLM's involvement at the site and the number of other entities that may have had involvement at the site, but did not include an analysis of all of the Company's potential legal defenses and arguments, including possible setoff rights.

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

     In connection with the acquisition of the Bloomfield refinery, the Company assumed certain environmental obligations including Bloomfield Refining Company's ("BRC") obligations under an Administrative Order issued by EPA in 1992 pursuant to the Resources Conservation and Recovery Act (the "Order"). The Order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. The Company established an environmental reserve of $2,250,000 in connection with this matter, of which approximately $1,600,000 still remains.

     The Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank (the "Tank") that was located in Bloomfield, New Mexico. The Company believes that all or a portion of the Tank and the 5.5 acres owned by the Company on which the Tank was located may have been a part of a refinery, owned by various other parties, that, to the Company's knowledge, ceased operations in the early 1960s. The Company submitted a work plan to define the extent of petroleum contamination in the soil and groundwater, which was approved by OCD subject to certain conditions. One of the conditions required the Company to submit a comprehensive report on all site investigations to OCD by January 14, 2000. The Company filed the required report on January 13, 2000. Based upon the report, it appears possible that contaminated groundwater is contained within the property boundaries and does not extend offsite. It is anticipated that OCD will not require remediation of offsite soil based upon the low contaminant levels found there. The Company previously estimated cleanup costs at $250,000 and an environmental reserve in that amount was created, of which $238,000 remains. If OCD adopts the remediation alternative proposed by the Company, the Company anticipates that the cost of remediation will be closer to $100,000. The Company, however, does not know whether OCD will adopt the Company's remediation proposal.

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

     TAXES. The Company is subject to audit on an ongoing basis of the various taxes that it pays to federal, state, local and tribal governments. These audits may result in assessments or refunds along with interest and penalties. In some cases the jurisdictional basis of the taxing authority is in dispute and is the subject of litigation or administrative appeals. The Company has received several tax notifications and assessments from the Navajo Tribe relating to Company operations outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1,800,000 severance tax assessment (including interest and penalties through the date of the assessment) issued in November 1991, and a $3,400,000 severance tax assessment (including interest and penalties through the date of the assessment) issued in May 1999, both of which relate to crude oil removed from properties located within this area. The Company has invoked its appeal rights with the Tribe's Tax Commission in connection with the assessments and intends to oppose the assessments. Although it is probable that the Company will incur liability in connection with tax notifications and assessments from the Navajo Tribe relating to the area of disputed jurisdiction, it is not possible to precisely estimate the amount of any obligation for such taxes at this time because the Navajo Tribe's legal authority to impose taxes throughout this area has not been legally established and all potentially-applicable factual issues have not been resolved. The Company has accrued a liability for assessments that it has received from the Navajo Tribe for substantially less than the amount of the assessments. It is possible that the Company's assessments will have to be litigated by the Company before final resolution. In addition, the Company may receive further tax assessments. The Company may potentially be able to request reimbursement from certain third party oil lease interest owners in connection with any severance tax amounts ultimately paid by the Company that relate to purchases from the interest owners. The Company intends to continue purchasing activities in the area of disputed jurisdiction.

DISCONTINUED OIL & GAS OPERATIONS

     In August 1996, the Company sold substantially all of its oil and gas assets. The Company retained its ownership in natural gas wells located in San Juan County, New Mexico which qualified for federal coal seam gas tax credits under Section 29 of the Internal Revenue Code. Future Section 29 tax credits generated from natural gas production from the retained wells will be realized by the Company and, when earned, will be used to offset income taxes payable through the year 2002. These wells are subject to (i) a production payment to the buyer of the Company's other oil and gas assets, under which the natural gas reserves related to these wells will be produced for the benefit of the buyer, and (ii) a "suboperating" agreement under which the buyer assumes substantially all of the responsibilities and risks of operation of the wells.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to ordinary routine litigation incidental to its business. There is also hereby incorporated by reference the information under the headings "Regulatory, Environmental and Other Matters" in Items 1 and 2, the discussions contained in Item 7, and the information regarding contingencies in Note 17 to the Consolidated Financial Statements in Item 8.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive officers of the Company as of March 1, 2000 are listed below:

                                                          EXECUTIVE
     NAME            AGE   POSITION                     OFFICER SINCE

James E. Acridge      59   Chairman of the Board,       October 1989
                           President and Chief
                           Executive Officer

Fredric L. Holliger   52   Executive Vice President     October 1989
                           and Chief Operating
                           Officer

Morgan Gust           52   Executive Vice President     August 1990

Monte N. Swetnam      63   Executive Vice President,    December 1998
                           Administration and
                           Corporate Affairs

Jack W. Keller        55   President of the Company's   February 1999
                           Phoenix Fuel Strategic
                           Business Unit

Philip W. Tomczyk     47   President of the Company's   February 1999
                           Retail Group Strategic
                           Business Unit

Carl D. Shook         61   Executive Vice President     February 2000
                           of the Company's
                           Refining Group Strategic
                           Business Unit

C. Leroy Crow         49   Executive Vice President     February 2000
                           of the Company's
                           Refining Group Strategic
                           Business Unit

Kim H. Bullerdick     46   Vice President, Legal        February 1999
                           Department Director
                           and Secretary

Mark B. Cox           41   Vice President, Treasurer,   February 1999
                           Financial Officer and
                           Assistant Secretary

Gary R. Dalke         47   Vice President, Controller,  February 1999
                           Accounting Officer and
                           Assistant Secretary

     The officers of the Company are elected annually by the Board of Directors and each officer serves until his successor is chosen and qualified or until his earlier resignation or removal. There are no family relationships among the officers of the Company.

     James E. Acridge has served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company since October 1989. Mr. Acridge also serves as Chairman of the Nominating Committee. Mr. Acridge started Giant Arizona in 1969. Mr. Acridge has served continuously as the Chairman of the Board of Directors, President and Chief Executive Officer of the Company and Giant Arizona since their formation. Since June 1997, Mr. Acridge also has served as Chairman of the Board of Phoenix Fuel.

     Fredric L. Holliger has served as a director, Executive Vice President and Chief Operating Officer of the Company since October 1989. Mr. Holliger joined Giant Arizona, the Company's principal wholly-owned subsidiary, as Senior Vice President, and President of the Giant Arizona refining division, in February 1989, and continues to serve as a director, Executive Vice President and Chief Operating Officer of Giant Arizona. Mr. Holliger also has served as a director and Chief Executive Officer of Phoenix Fuel since it was acquired by Giant Arizona in June 1997.

     Morgan Gust has served as Executive Vice President of the Company and Giant Arizona since February 1999. From August 1990 through September 1998, Mr. Gust served in various senior management positions for the Company and Giant Arizona, including Vice President, Vice President Administration, General Counsel, and Secretary. From October 1998 until January 1999, Mr. Gust was absent from the Company. Upon returning to the Company in January 1999, Mr. Gust was part of senior management until being elected Executive Vice President by the Board of Directors of the Company on February 25, 1999.

     Monte N. Swetnam has served as Executive Vice President, Administration and Corporate Affairs of the Company and Giant Arizona since December 1998 and as Executive Vice President of Giant E&P since January 1994. From October 1997 to December 1998, Mr. Swetnam served as Vice President, Corporate Affairs for Giant Arizona. From November 1996 to October 1997, he served as Vice President, Refining Operations for Giant Arizona.

     Jack W. Keller has served as the President of Phoenix Fuel Strategic Business Unit since February 1999 and as the President of Phoenix Fuel since December 1996. From 1989 to December 1996, Mr. Keller served in various senior management roles with Phoenix Fuel, including Chief Operating Officer from 1993 to 1996 and General Manager from 1989 to 1993. From December 1997 to September 1998, Mr. Keller also served as Senior Vice President, Marketing Division of Giant Arizona.

     Philip W. Tomczyk has served as the President of the Company's Retail Group Strategic Business Unit since February 1999. From December 1997 to February 1999, Mr. Tomczyk served as Senior Vice President of Giant Arizona's Retail Division. From February 1997 to November 1997, Mr. Tomczyk provided consulting services to the Company. From August 1996 to February 1997, Mr. Tomczyk was the President of Discovery & Solutions, a strategic planning consulting firm that he founded. In May 1996, Mr. Tomczyk purchased three apartment buildings that he remodeled and continues to own and operate. From February 1992 to April 1996, Mr. Tomczyk served as a Senior Vice President of Circle K Corp. where he was responsible for gasoline, engineering, construction, real estate and mergers and acquisitions.

     Carl D. Shook has served as Executive Vice President of the Company's Refining Group Strategic Business Unit and as Executive Vice President, Refining Group of Giant Arizona since February 2000. From February 1999 to February 2000, Mr. Shook served as Senior Vice President, Engineering and Technical Services for Giant Arizona. From January 1998 to February 1999, Mr. Shook served as Vice President, Engineering and Analysis for Giant Arizona. From October 1996 until January 1998, Mr. Shook served as Vice President Corporate Planning and Evaluation for Giant Arizona. From February 1995 until October 1996, Mr. Shook served as Senior Vice President of Refinery Operations for Giant Arizona.

     C. Leroy Crow has served as Executive Vice President of the Company's Refining Group Strategic Business Unit and as Executive Vice President, Refining Group of Giant Arizona since February 2000. From February 1999 to February 2000, Mr. Crow served as Senior Vice President, Refinery Operations and Raw Material Supply for Giant Arizona. From December 1997 to February 1999, Mr. Crow served as Senior Vice President, Operations Division for Giant Arizona. From February 1996 to December 1997, Mr. Crow served as the Vice President of Operations for Phoenix Fuel. Prior to joining Phoenix Fuel in February 1996, Mr. Crow was the General Manager of Pro Petroleum, a wholesale fuel distributor in Phoenix, Arizona, from 1993 to 1996.

     Kim H. Bullerdick has served as Vice President, Legal Department Director and Secretary of the Company and Giant Arizona since December 1998. From September 1998 to December 1998, Mr. Bullerdick served as an Assistant Secretary of the Company and Giant Arizona. Mr. Bullerdick joined Giant Arizona in June 1987 as Corporate Counsel. In August 1995, he was appointed Assistant General Counsel of Giant Arizona, and in 1998, he was appointed Associate General Counsel; Manager, Legal Department; and Manager, Regulatory Affairs.

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

                 QUARTER ENDED             HIGH         LOW

                 December 31, 1999       11 11/16     6 13/16
                 September 30, 1999      12 9/16      9 1/4
                 June 30, 1999           12 1/4       7 11/16
                 March 31, 1999           9 13/16     5 5/8

                 December 31, 1998       13 1/2       8 9/16
                 September 30, 1998      18 9/16     10 3/4
                 June 30, 1998           23 11/16    17 5/16
                 March 31, 1998          21 1/16     16 3/4

     During 1999, the Company's Board of Directors declared no cash dividends on common stock. During 1998, the Company's Board of Directors declared cash dividends on common stock for each of the first three quarters of $0.05 per share. Any future dividends are subject to the results of the Company's operations, declarations by the Board of Directors and existing debt covenants, as described below.

     The Company has issued $150,000,000 of 9% Senior Subordinated Notes (the "9% Notes") and $100,000,000 of 9 3/4% Senior Subordinated Notes (the "9 3/4% Notes"). The 9% Notes were issued pursuant to an Indenture dated August 26, 1997 (the "9% Indenture") and the 9 3/4% Notes were issued pursuant to an Indenture dated November 29, 1993 (the "9 3/4% Indenture", and collectively with the 9% Indenture, the "Indentures"). The Indentures are among the Company, its Subsidiaries, as guarantors, Bank of New York, as trustee under the 9% Indenture and NBD Bank, National Association, as trustee under the 9 3/4% Indenture. The Indentures contain a number of covenants, which, among other provisions, place restrictions on the Company's payment of dividends and purchase of its common stock.

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

          (b) at the time of and immediately after giving effect to such Restricted Payment, the Company would be able to incur at least $1.00 of additional Indebtedness pursuant to the first paragraph of the covenant captioned "Limitation on Incurrence of Additional Indebtedness"; and

          (c) immediately after giving effect to such Restricted Payment, the aggregate amount of all Restricted Payments declared or made after the Issue Date does not exceed the sum of (A) 50% of the Consolidated Net Income of the Company and its Restricted Subsidiaries (or in the event such Consolidated Net Income shall be a deficit, minus 100% of such deficit) during the period (treated as one accounting period) subsequent to September 30, 1997 in the case of the 9% Indenture and September 30, 1993 in the case of the 9 3/4% Indenture and ending on the last day of the fiscal quarter immediately preceding the date of such Restricted Payment and (B) $30,000,000 in the case of the 9% Indenture and $15,000,000 in the case of the 9 3/4% Indenture. Consolidated Net Income excludes, among other things, any full cost ceiling limitation writedown.

     At December 31, 1999, retained earnings available for dividends under the most restrictive terms of the Indentures were approximately $10,658,000. The Board of Directors will periodically review the Company's policy regarding the payment of dividends.

     Also see the "Capital Structure" discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in
Item 7 hereof.

     Capitalized items used but not defined above have the meaning assigned to them in the Indentures.

     There were 256 holders of record of Common Stock on March 17, 2000.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table summarizes recent financial information of the Company. This selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations at Item 7, and the Consolidated Financial Statements, related notes thereto, and the Independent Auditors' Report included in Item 8 hereof:

                                   FINANCIAL AND OPERATING HIGHLIGHTS
                   (IN THOUSANDS, EXCEPT PERCENTAGES, PER SHARE AND OPERATING DATA)

                                                                    Year Ended December 31,
--------------------------------------------------------------------------------------------------------
                                                      1999       1998       1997       1996       1995
--------------------------------------------------------------------------------------------------------
FINANCIAL STATEMENT DATA
Continuing Operations:
  Net Revenues                                      $782,683   $642,504   $657,278   $499,184   $332,888
  Operating Income                                    37,397     19,907     41,106     39,730     20,638
  Net Earnings (Loss)                                 10,778     (2,217)    15,294     17,051      7,733
  Earnings (Loss) Per Common Share - Basic          $   1.01   $  (0.20)  $   1.38   $   1.52   $   0.68
  Earnings (Loss) Per Common Share - Diluted        $   1.01   $  (0.20)  $   1.37   $   1.50   $   0.67
Discontinued Operations:
  Net Earnings (Loss)                                                                $    (13)  $    143
  Earnings (Loss) Per Common Share
    - Basic and Diluted                                                              $      -   $   0.01
Weighted Average Common Shares Outstanding            10,679     10,951     11,051     11,220     11,479
Dividends Paid Per Common Share                     $      -   $   0.20   $   0.20   $   0.20   $   0.20
Working Capital                                     $ 49,396   $ 89,104   $111,725   $ 21,541   $ 50,328
Total Assets                                         546,799    527,414    535,371    324,007    324,862
Long-Term Debt                                       258,272    282,484    275,557    113,081    142,676
Stockholders' Equity                                 132,462    127,702    133,467    122,124    109,732
Long-Term Debt as a Percentage
  of Total Capitalization                              66.1%      68.9%      67.4%      48.1%      56.5%
Book Value Per Common Share                         $  12.86   $  11.78   $  12.14   $  11.00   $   9.75
Return on Average Stockholders' Equity                  8.3%                 12.0%      14.7%       7.2%

OPERATING DATA(1)
Continuing Operations
REFINING GROUP:
  Rated Crude Oil Capacity Utilized                      82%        84%        87%        90%        88%
  Refinery Sourced Sales Barrels (Bbls/Day)           37,368     37,898     39,037     38,814     27,430
  Average Crude Oil Costs ($/Bbl)                   $  17.64   $  14.29   $  20.60   $  21.80   $  18.41
  Refinery Margin ($/Bbl)                           $   6.89   $   4.83   $   6.39   $   6.21   $   5.13
RETAIL GROUP:
  SERVICE STATIONS:
    Fuel Gallons Sold (In Thousands)                 211,873    184,375    125,219     87,499     85,872
    Product Margin ($/Gallon)                       $  0.179   $  0.206   $  0.213   $  0.201   $  0.196
    Merchandise Sold ($ In Thousands)               $111,603   $ 95,496   $ 67,601   $ 42,037   $ 38,091
    Merchandise Margin                                   28%        30%        30%        30%        30%
    Number of Outlets at Year End                        172        166        148         52         51
  TRAVEL CENTER:
    Fuel Gallons Sold (In Thousands)                  27,991     24,950     19,434     18,298     21,522
    Product Margin ($/Gallon)                       $  0.111   $  0.111   $  0.111   $  0.104   $  0.102
    Merchandise Sold ($ In Thousands)               $  7,291   $  7,331   $  7,382   $  7,092   $  7,640
    Merchandise Margin                                   45%        45%        44%        46%        47%
    Number of Outlets at Year End                          1          1          1          1          1
  Retail Fuel Volumes Sold as a % of
    Refinery Sourced Sales Barrels                       42%        36%        24%        18%        26%
PHOENIX FUEL:
  Fuel Gallons Sold (In Thousands)                   351,949    314,763    172,121
  Product Margin ($/Gallon)                         $  0.064   $  0.067   $  0.075
  Lubricant Sales ($ In Thousands)                  $ 22,067   $ 22,517   $ 12,923
  Lubricant Margin                                       15%        14%        14%
--------------------------------------------------------------------------------------------------------

(1) Operating data includes the operations of the Bloomfield refinery from October 4, 1995, the Thriftway and Phoenix Fuel acquisitions from approximately June 1, 1997, the DeGuelle acquisition from February 10, 1998, and the Kaibab acquisition from approximately July 1, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998
---------------------------------------------------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES
-----------------------------------
     For the year ended December 31, 1999, earnings before income taxes were $16,456,000, an increase of $20,182,000 from a loss before income taxes of $3,726,000 for the year ended December 31, 1998. This increase was primarily due to a 42% increase in refinery margins, due in part to refinery problems on the West Coast in early 1999 and the shifting of sales volumes to higher netback markets; increased operating income from Phoenix Fuel; and increased retail sales volumes. In addition, 1999 earnings reflected lower interest expense, while 1998 earnings included the write-off of costs incurred in connection with the terminated merger with Holly Corporation. The increase in earnings was offset in part by increased operating and administrative expenses, a 12% decline in retail fuel margins, a 7% decline in retail merchandise margins and the write-off of approximately $2,387,000 in net book value of assets that were either demolished for new construction or replaced with new systems.

REVENUES
--------
     Revenues for the year ended December 31, 1999, increased approximately $140,179,000 or 22% to $782,683,000 from $642,504,000 in the comparable 1998 period. The increase is due to, among other things, a 27% increase in refinery weighted average selling prices; a 12% increase in wholesale fuel volumes sold by Phoenix Fuel, along with a 25% increase in weighted average selling prices; a 9% increase in weighted average retail fuel prices, along with a 15% increase in retail fuel volumes sold; an 11% increase in merchandise sales from service station/convenience stores that were in operation for a full year in each period; and the acquisition of 32 service station/convenience stores, and the lease of one other, from Kaibab Industries, Inc. in June and July 1998 (the "Kaibab Acquisition"). This increase was partially offset by a 1% decline in refinery sourced finished product sales volumes.

     The 15% increase in the volume of refined products sold through the Company's retail units, from 1998 levels, was primarily due to the Kaibab Acquisition. The volume of finished product sold from the Company's travel center increased 12%, due in large part to improved marketing programs. Finished product sales volumes from service station/convenience stores that were in operation for a full year in each period declined approximately 6%. This decrease was significantly offset by finished product sales from service station/convenience stores constructed or remodeled within the last 21 months.

COST OF PRODUCTS SOLD
---------------------
     For the year ended December 31, 1999, cost of products sold increased $102,590,000 or 22% to $567,526,000 from $464,936,000 in the corresponding
1998 period. The increase is due in part to a 12% increase in wholesale fuel volumes sold by Phoenix Fuel, along with a 27% increase in the cost of finished product purchased; a 23% increase in average crude oil costs; an 11% increase in merchandise sales from service station/convenience stores that were in operation for a full year in each period; and the Kaibab Acquisition. This increase was partially offset by a 1% decline in refinery sourced finished product sales volumes.

     For the year 1999, certain higher cost refinery LIFO inventory layers were liquidated which resulted in an increase in the cost of products sold of approximately $2,551,000. There were no similar liquidations in 1998.

OPERATING EXPENSES
------------------
     For the year ended December 31, 1999, operating expenses increased approximately $11,967,000 or 12% to $115,174,000 from $103,207,000 for the year ended December 31, 1998. Forty-eight percent of the increase is due to the Kaibab Acquisition. The remaining increase is primarily due to increased lease expense related to the 1998 sale-leaseback transaction between the Company and FFCA Capital Holding Corporation ("FFCA") that was completed in December 1998, higher payroll and related costs for the Ciniza refinery reflecting general wage increases and the allocating of wages in 1998 to the second quarter major refinery turnaround, and expenses, paid or accrued, for the estimated costs of 1999 company-wide incentive bonuses. These increases were offset in part by lower 1999 workers' compensation costs and reduced retail advertising costs in 1999 because of a change in advertising strategies.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the year ended December 31, 1999, depreciation and amortization increased approximately $1,963,000 or 7% to $31,129,000 from $29,166,000 in the same 1998 period. The increase is primarily related to construction, remodeling and upgrades in retail and refining operations during 1998 and 1999, and the amortization of 1998 and 1999 refinery turnaround costs. These increases were partially offset by a reduction in depreciation expense related to the 1998 sale-leaseback transaction between the Company and FFCA.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     For the year ended December 31, 1999, selling, general and administrative expenses ("SG&A") increased approximately $3,782,000 or 15% to $29,070,000 from $25,288,000 (including approximately $1,355,000 in costs written off in connection with the terminated merger with Holly Corporation) in the corresponding 1998 period. The increase is primarily due to a larger than normal contribution of $3,000,000 to the Company's Employee Stock Ownership Plan ("ESOP") in 1999, no contribution having been made to the ESOP in 1998; expenses for the estimated costs of 1999 incentive bonuses; and an increase in 1999 self insured group health insurance costs due to higher claims experience. The increase was offset in part by a reduction in outside consulting costs, related in part to retail and corporate information system evaluations conducted in 1998, and insurance reimbursements received relating to prior workers' compensation claims that had been paid by the Company.

INTEREST EXPENSE (INCOME)
-------------------------
     For the year ended December 31, 1999, interest expense decreased approximately $2,047,000 or 8% to $23,417,000 from $25,464,000 in the comparable 1998 period. The decrease is primarily due to a reduction in interest expense related to the purchase of service station/convenience stores that were subject to capital lease obligations, along with a reduction in borrowings from the Company's revolving credit facility.

     For the year ended December 31, 1999, interest and investment income increased approximately $645,000 or 35% to $2,476,000 from $1,831,000 in the comparable 1998 period. The increase is primarily due to interest income relating to a long-term note receivable from the Company's Chairman and Chief Executive Officer. Interest and investment income from the investment of funds in short-term instruments was relatively comparable year to year. The effects of fluctuations in interest rates applicable to invested funds were nominal.

INCOME TAXES
------------
     The effective tax rate for the year ended December 31, 1999, was approximately 35%. The effective benefit rate for the year ended December 31, 1998, was approximately 40%. The difference in the rates is primarily due to deferred tax adjustments and the resolution of various tax matters in 1999.

OUTLOOK
-------
     The Company's strategy is to profitably operate its refining, retail marketing and other marketing operations, to make selective acquisitions, and to take advantage of growth opportunities within its existing operations. The Company's immediate focus is to identify ways to reduce operating expenses and non-essential capital expenditures; to sell non-strategic assets and underperforming assets while maintaining the value and integrity of the Company's core assets; and to explore various ways to create greater value for its stockholders.

     The Company's future results of operations are primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997
---------------------------------------------------------------------
     The primary factors affecting the results of the Company's 1998 operations as compared to its 1997 operations were (i) a decline in refinery margins, partially related to (a) a sharp decline in crude oil and finished product prices resulting from, among other things, a decline in worldwide demand for crude oil and finished products, and (b) non-cash charges for reductions in the carrying value of inventories; (ii) the acquisition of 96 service station/convenience stores and related assets in May 1997 from Thriftway Marketing Corp. and affiliates (the "Thriftway Assets"), the June 1997 acquisition of independent industrial/commercial petroleum products distributor Phoenix Fuel Co., Inc. ("Phoenix Fuel", and collectively with the Thriftway Assets, the "1997 Acquisitions"), the acquisition of seven service station/convenience stores and related assets in February 1998 from DeGuelle Oil Company and DeGuelle Enterprises (the "DeGuelle Assets") and, in June and July 1998, the acquisition of 32 service station/convenience stores and related assets and the lease of one other service station/convenience store from Kaibab Industries, Inc. (the "Kaibab Assets", and collectively with the DeGuelle Assets, the "1998 Acquisitions"); (iii) increased interest costs related to the issuance of $150,000,000 of 9% Senior Subordinated Notes (the "9% Notes") in August 1997, to partially finance the 1997 and 1998 Acquisitions; (iv) increased operating costs, including depreciation and amortization, and selling, general and administrative expenses ("SG&A") primarily related to the above acquisitions and planning for future growth;
(v) a decrease in refinery sourced sales volumes due in part to a major maintenance turnaround at the Ciniza refinery in the second quarter of 1998; and (vi) a write-off of costs incurred in connection with the termination of a proposed merger with Holly Corporation that had been approved by the Company's Board of Directors on April 14, 1998.

EARNINGS (LOSS) BEFORE INCOME TAXES
-----------------------------------
     For the year ended December 31, 1998, the Company incurred a loss before income taxes of $3,726,000, a decrease of approximately $28,826,000 from earnings before income taxes of $25,100,000 for the year ended December 31, 1997. The decrease was primarily due to (i) a 24% decline in refinery margins; (ii) a 40% increase in interest costs; (iii) a 21% increase in operating expenses, including depreciation and amortization; (iv) a 31% increase in administrative expenses, including a write-off of approximately $1,355,000 of costs incurred in connection with the terminated merger with Holly Corporation; and (v) a decrease in refinery sourced sales volumes of approximately 3%. These items were offset in part by contributions from the 1997 and 1998 Acquisitions and a reduction in 1997 pretax earnings for a $1,195,000 loss incurred in connection with the sale of the Company's ethanol processing plant.

REVENUES
--------
     Revenues for the year ended December 31, 1998 were $642,504,000, a decrease of approximately $14,774,000 or 2% from $657,278,000 in the comparable 1997 period. The decrease was primarily due to a 27% decline in refinery weighted average selling prices and a 3% decrease in refinery sourced finished product sales volumes. These decreases were offset in part by increased revenues attributable to the 1997 and 1998 Acquisitions and an 11% increase in merchandise sales for retail operations other than those associated with the Acquisitions.

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

COST OF PRODUCTS SOLD
---------------------
     For the year ended December 31, 1998, cost of products sold decreased $22,812,000 or 5% to $464,936,000 from $487,748,000 in the corresponding 1997 period. The decrease was primarily due to a 31% decline in average crude oil costs and a 3% decrease in refinery sourced finished product sales volumes. These decreases in costs were offset in part by increases in costs related to the 1997 and 1998 Acquisitions. In addition, 1998 cost of products sold increased by approximately $8,575,000 as a result of a reduction in the carrying value of inventories related to a decline in crude oil and refined product prices. Cost of products sold in 1997 was higher by approximately $2,930,000 as a result of similar reductions in inventory carrying values.

OPERATING EXPENSES
------------------
     Operating expenses for the year ended December 31, 1998 were $103,207,000, an increase of approximately $18,030,000 or 21% from $85,177,000 for the year ended December 31, 1997. Substantially all of the increase was due to the 1997 and 1998 Acquisitions, including increased administrative and support costs related to expanded retail operations. For the Company's other operations, 1998 operating costs were relatively comparable to those experienced in 1997.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the year ended December 31, 1998, depreciation and amortization increased approximately $5,175,000 or 22% to $29,166,000 from $23,991,000 in the same 1997 period. Approximately 61% of the increase was due to the 1997 and 1998 Acquisitions. The remainder of the increase was primarily related to construction, remodeling and upgrades in retail, refining and transportation operations; and the amortization of 1997 Bloomfield refinery turnaround costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     SG&A expenses for the year ended December 31, 1998 were $25,288,000 (including approximately $1,355,000 for the write-off of merger costs), an increase of approximately $6,032,000 or 31% from $19,256,000 in the corresponding 1997 period. Approximately 7% of the increase was due to SG&A associated with the operations of Phoenix Fuel. The remainder of the increase was primarily the result of higher 1998 payroll and related costs, and higher 1998 outside services and other costs, both in large part due to the 1997 and 1998 Acquisitions and planning for future growth. These increases were partially offset by a $1,370,000 decrease in management incentive bonus expense in the 1998 period due to the Company incurring a net loss for the year.

WRITE-OFF OF MERGER COSTS
-------------------------
     On April 14, 1998, the Board of Directors of the Company approved an Agreement and Plan of Merger (the "Merger Agreement") whereby Holly
Corporation ("Holly") would be merged with and into Giant (the "Merger"). The Merger was subject to various conditions stated in the Merger Agreement. On September 1, 1998, Giant and Holly mutually agreed to terminate the proposed Merger after considering various factors, including the inability of the companies to reach a satisfactory resolution of concerns expressed by the Federal Trade Commission relative to the possible impact of the Merger on portions of the market served by the companies and uncertainty caused by a lawsuit filed against Holly by Longhorn Partners Pipeline, L.P. For the year, the Company wrote off approximately $1,355,000 of costs incurred in connection with the proposed Merger. These costs were primarily for fees paid to investment bankers, attorneys, accountants and regulatory agencies, and printing and distribution costs related to documents delivered to stockholders.

INTEREST EXPENSE (INCOME)
-------------------------
     For the year ended December 31, 1998, interest expense increased approximately $7,325,000 or 40% to $25,464,000 from $18,139,000 in the comparable 1997 period. The increase was primarily due to additional interest expense related to the 9% Notes. This increase was partially offset by a reduction in 1998 interest expense due to lower direct borrowings from and interest rates related to the Company's credit facilities.

     For the year ended December 31, 1998, interest and investment income decreased approximately $302,000 or 14% to $1,831,000 from $2,133,000. The decrease was primarily due to the use of some of the proceeds from the issuance of the 9% Notes, which had been invested in short-term instruments, for the 1998 Acquisitions. The effects of fluctuations in interest rates applicable to invested funds were nominal.

INCOME TAXES
------------
     The benefit for income taxes for the year ended December 31, 1998, and the provision for income taxes for the year ended December 31, 1997, resulted in an effective benefit rate of approximately 40% for the year ended December 31, 1998, and an effective tax rate of approximately 39% for the comparable 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS
-------------------------
     Operating cash flows increased for the year ended December 31, 1999 compared to the year ended December 31, 1998, primarily as a result of an increase in net earnings and the increase in cash flows related to changes in operating assets and liabilities in each period. Net cash provided by operating activities totaled $59,799,000 for the year ended December 31, 1999, compared to $26,892,000 in the comparable 1998 period.

WORKING CAPITAL
---------------
     Working capital at December 31, 1999 consisted of current assets of $171,984,000 and current liabilities of $122,588,000, or a current ratio of 1.40:1. At December 31, 1998, the current ratio was 2.11:1 with current assets of $169,726,000 and current liabilities of $80,622,000.

     Current assets have increased since December 31, 1998, due to an increase in accounts receivable and inventories. These increases were offset in part by decreases in cash and cash equivalents, prepaid expenses and deferred income taxes. Accounts receivable have increased primarily due to an increase in finished product selling prices, along with increased Phoenix Fuel sales volumes and increased product trading activity. Inventories have increased due to an increase in crude oil and refined product prices and Phoenix Fuel refined product volumes. These increases were offset in part by declines in pipeline and refinery crude oil inventory volumes, along with declines in refinery, terminal and exchange refined product inventory volumes. Prepaid expenses have decreased primarily as a result of a reduction in margin deposits related to hedging transactions. Deferred income taxes decreased due to the effects of the elimination of the lower of cost or market inventory allowance.

     Current liabilities have increased due to an increase in accounts payable and accrued expenses. Accounts payable have increased primarily as a result of an increase in the cost of raw materials for the refineries, increased product trading activity and an increase in the volume and cost of finished product purchased by Phoenix Fuel. Accrued expenses have increased primarily as a result of increased excise taxes payable, an increase in the amount accrued for a contingency payment related to the acquisition of the Bloomfield refinery, higher accruals for the estimated costs of management incentive and other bonuses and higher accruals for payroll and related costs.

CAPITAL EXPENDITURES AND RESOURCES
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment totaled approximately $46,361,000 for the year ended December 31, 1999. Expenditures included amounts for, among other things, construction costs related to the building of six new service station/convenience stores, five of which opened in 1999 and the sixth in January 2000, and the rebuilding of two others, which are also in operation; costs for remodeling, re-branding, re-imaging and upgrading various retail units; construction costs related to the Company's finished products terminal near Flagstaff, Arizona, which opened in May 1999; the purchase of the Company's aircraft, which previously had been leased under a long-term arrangement; and expenditures for the Ciniza refinery second quarter turnaround and other equipment upgrades at the refineries.

     In addition, the above total includes the reacquisition, for approximately $13,711,000, of 24 of the 83 service station/convenience stores that had been sold to FFCA in December 1998 as part of a sale-leaseback transaction. The Company had recorded a gain of approximately $5,650,000 on the original transaction, which was deferred and was being amortized over the initial lease period of 15 years. As a result of the reacquisition, the reacquired assets were recorded at $9,209,000, which approximated the net book value of the assets at the time of the original sale, and the deferred gain was reduced by approximately $4,502,000. The remaining gain will be amortized over the remaining lease period of 14 years.

     In addition, in the third quarter of 1999, the Company made a contingent payment of $5,250,000 related to the acquisition of the Bloomfield refinery. This payment was due in 2000, in accordance with the Bloomfield refinery acquisition agreement. The payment, however, was made in the third quarter to meet a use of proceeds requirement under the Indentures supporting the Company's 9% and 9 3/4% Senior Subordinated Notes relating to the sale-leaseback transaction completed in December 1998 between the Company and FFCA. An additional contingent payment of approximately $5,432,000 was accrued in the fourth quarter of 1999 and will be paid in 2000. The contingent payments were allocated to the appropriate assets and will be amortized over their remaining useful lives.

     The Company received proceeds of approximately $2,288,000 from the sale of property, plant and equipment in 1999, primarily from the sale of two service station/convenience stores.

     The Company has budgeted approximately $24,600,000 for capital expenditures in 2000, excluding any potential acquisitions. Of this amount, approximately $4,600,000 is for the completion of projects that were started in 1999. In addition, approximately $11,800,000 is budgeted for non-discretionary projects that are required by law or regulation or to maintain the physical integrity of existing assets. These expenditures are primarily for operational and environmental projects at the refineries and asset conversions and upgrades for the retail operations. The remaining budget of $8,200,000 is for discretionary projects to sustain or enhance the current level of operations, increase earnings associated with existing or new business and to expand operations. The significant discretionary projects include facility and equipment upgrades to existing retail units and site acquisition and development of two cardlock locations for Phoenix Fuel. In addition, the Company has also budgeted approximately $12,700,000 in discretionary capital in connection with the acquisition of certain pipeline assets in the Four Corners area and for the assignment of certain leases/subleases associated with up to 16 service station/convenience stores located on the Navajo, Ute or Zuni Indian Reservations. The leases/subleases for the 16 stores would be acquired in accordance with options that the Company has to acquire these properties.

     In addition to these budgeted amounts, the Company could incur an additional contingent payment related to the acquisition of the Bloomfield refinery, in accordance with the Bloomfield refinery acquisition agreement, if certain criteria are met. If incurred, this contingent payment would be payable in 2001.

     The Company continues to investigate other strategic acquisitions as well as capital improvements to its existing facilities. The amount of capital projects that are actually undertaken in 2000 will depend on, among other things, identifying and consummating acceptable acquisitions, general business conditions and results of operations. The Company is also evaluating the possible sale or exchange of non-strategic or underperforming assets.

     Much of the capital currently planned to be spent by the Company for environmental compliance is integrally related to operations or to operationally required projects. The Company does not specifically identify capital expenditures related to such projects on the basis of whether they are for environmental as opposed to economic purposes. With respect to capital expenditures budgeted primarily to satisfy environmental regulations, the Company estimates that approximately $900,000, $3,700,000 and $500,000 was spent in 1999, 1998 and 1997, respectively, and that approximately $2,700,000 is expected to be spent in 2000. With respect to the Company's operating expenses for environmental compliance, while records are not kept specifically identifying or allocating such expenditures, management believes that the Company incurs significant operating expense for such purposes.

     Changes in the tax laws, changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations also may increase future capital and operating expenditure levels.

     Working capital, including that necessary for capital expenditures and debt service, will be funded through existing cash balances, cash generated from operating activities, and, if necessary, future borrowings. Future liquidity, both short and long-term, will continue to be primarily dependent on producing or purchasing, and selling sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses.

CAPITAL STRUCTURE
-----------------
     At December 31, 1999 and December 31, 1998, the Company's long-term debt was 66.1% and 68.9% of total capital, respectively, and the Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 63.0% and 64.0%, respectively.

     The Company's capital structure includes $150,000,000 of 9% senior subordinated notes due 2007 (the "9% Notes") and $100,000,000 of 9 3/4% senior subordinated notes due 2003 (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"). The Indentures supporting the Notes contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, to incur or guarantee debt, to pay dividends, to repurchase shares of the Company's common stock, to sell certain assets or subsidiary stock, to engage in certain mergers, to engage in certain transactions with affiliates or to alter the Company's current line of business. At December 31, 1999, the Company was in compliance with the restrictive covenants relating to these Notes.

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

     In December 1998, the Company and FFCA completed a sale-leaseback transaction in which the Company sold 83 service station/convenience stores to FFCA and leased them back. Net proceeds to the Company, after expenses, were approximately $50,100,000. In the second half of 1999, the Company repurchased 24 of the service station/convenience stores for approximately $13,711,000, which was the original selling price of these units.

     In accordance with the Indentures supporting the Notes, the Company was required to use the net proceeds from the FFCA sale-leaseback transaction described above, less $10,000,000, to either make a permanent reduction in senior indebtedness (as defined in the respective Indentures), or make an investment in capital assets used in the Company's principal business (as defined in the respective Indentures) before certain time periods expired. Prior to the expiration dates, the Company used a sufficient portion of the net proceeds from the FFCA transaction to invest in capital assets and to reduce senior indebtedness and is not required to offer to repurchase the Notes.

     The original total base rent payments under the FFCA sale-leaseback transaction, which included scheduled increases of six percent on the second anniversary of the Agreement and every second anniversary thereafter, on a compounded basis, during the initial lease term and any extension thereof, have been adjusted downward to reflect the repurchase of the 24 service station/convenience stores. The total amount of the remaining base rent payments of approximately $64,767,000 is being charged to expense on the straight-line method over the remaining term of the lease. This amount is approximately $4,626,000 per year. At December 31, 1999, the Company had recorded a deferred credit of approximately $837,000 to reflect the excess of rent expense over cash payments made.

     The Company has a $65,000,000 secured Credit Agreement (the "Credit Agreement") due December 23, 2001, with a group of banks. This Credit Agreement, a revolving loan agreement, is primarily a working capital and letter of credit facility and is secured by eligible accounts receivable and inventories as defined in the Credit Agreement. In addition, the Company is able to borrow up to $9,000,000 to exercise its purchase rights in connection with certain service station/convenience stores that are currently subject to capital lease obligations, and up to $10,000,000 for other acquisitions as defined in the Credit Agreement. The availability of funds under this facility is the lesser of (i) $65,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At December 31, 1999, the availability of funds under the Credit Agreement was $65,000,000. There were no direct borrowings outstanding under this facility at December 31, 1999, and there were approximately $8,887,000 of irrevocable letters of credit outstanding, primarily to secure purchases of raw materials. At December 31, 1998, direct borrowings under this facility were $24,000,000. This amount was repaid in early 1999. As of March 17, 2000, there were $4,000,000 of direct borrowings outstanding under this facility.

     The interest rate applicable to the Credit Agreement is tied to various short-term indices. At December 31, 1999, this rate was approximately 7.5% per annum. The Company is required to pay a quarterly commitment fee ranging from 0.325% to 0.500% per annum of the unused amount of the facility. The exact rate depends on meeting certain conditions in the Credit Agreement.

     The Credit Agreement contains certain restrictive covenants which require the Company to, among other things, maintain a minimum consolidated net worth, a minimum interest coverage ratio and a maximum capitalization ratio. It also places limits on investments, dispositions of assets, prepayments of senior subordinated debt, guarantees, liens and restricted payments. At December 31, 1999, the Company was in compliance with the Credit Agreement's restrictive covenants. The Credit Agreement is guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries.

     The Company's Board of Directors has authorized the repurchase of 2,500,000 shares of the Company's common stock. Purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. During the third quarter of 1999, the Company repurchased 440,000 shares of its common stock from its Chairman and Chief Executive Officer for $4,950,000 or $11.25 per share. The per share price paid for the shares was at a discount to the then current fair market value. From the inception of the stock repurchase program, the Company has repurchased 1,962,700 shares for approximately $20,623,000, resulting in a weighted average cost of $10.51 per share. The repurchased shares are treated as treasury shares.

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

     On December 21, 1999, the Company filed a Schedule 13E-4 Issuer Tender Offer Statement with the Securities and Exchange Commission to acquire up to 1,333,333 shares of its common stock at a price of $9.00 per share, net to the seller in cash. The offer expired on February 4, 2000, at which time 1,169,414 shares had been properly tendered to the Company. The Company purchased all of these shares at the stated price, or approximately $10,525,000, on February 8, 2000. These repurchased shares are treated as treasury shares.

     The Company's Board of Directors did not declare a cash dividend on common stock for the year ended December 31, 1999. The payment of dividends is subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors. The Board of Directors will periodically review the Company's policy regarding the payment of dividends.

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

     During 1999, the Company entered into several related transactions for the purchase and sale of various put and call option contracts, the purpose of which was to protect crude oil inventories from the risk associated with declines in crude oil prices. For the year ended December 31, 1999, the Company recorded losses of approximately $4,168,000 related to the option contracts as a result of crude oil price increases. These losses were offset by reductions in lower of cost or market inventory reserves. At December 31, 1999, there were no option contracts open related to these transactions.

     The potential loss from a hypothetical 10% adverse change in commodity prices on open commodity futures and options contracts held by the Company at December 31, 1999, was approximately $50,000.

     Additionally, the Company's $65,000,000 Credit Agreement is floating-rate debt tied to various short-term indices. As a result, the Company's annual interest costs associated with this debt will fluctuate. At December 31, 1999, there were no direct borrowings outstanding under this Credit Agreement.

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

     On October 1, 1999, the State of New Mexico filed a lawsuit in the United States District Court for the District of New Mexico, and a separate lawsuit in the Second Judicial District Court, County of Bernalillo, State of New Mexico, against numerous entities, including General Electric Company, ACF Industries, Inc., Chevron Corporation, Texaco Refining and Marketing, Inc., Phillips Petroleum Company, Ultramar Diamond Shamrock Corporation, the United States Department of Energy, the United States Department of Defense, the United States Air Force and the Company. The lawsuits relate to alleged releases of pollutants at the South Valley CERCLA Superfund Site in Albuquerque, New Mexico. The South Valley Superfund Site includes contamination that allegedly originated from a number of facilities, including a GE Aircraft Engines/U.S. Air Force facility and the Albuquerque Terminal, which was acquired by the Company in 1995 from Texaco. The lawsuits allege that the defendants released or threatened to release hazardous substances into the environment, causing injury to surface water, groundwater and soil at the South Valley Superfund Site, which are natural resources of the state. In the federal court lawsuit, the state seeks monetary damages under CERCLA for all past, present and future damages to these natural resources, plus interest, costs and attorneys' fees. The state court complaint contains state law claims for trespass, public nuisance, interference with natural resources held in trust by the state, negligence, strict liability, unjust enrichment and punitive damages. The state seeks various monetary damages in connection with these claims, including natural resources damages, loss of use of property and natural resources, loss of tax revenues, lost profits, punitive damages and attorneys' fees and costs. Since its original filing, the state court complaint has been removed to federal court. The Company, along with certain other defendants, has filed a motion to dismiss the state claims. Although neither complaint calculates the amount of damages being sought by the state, a preliminary assessment report on alleged damages to natural resources, dated December 1998, issued by the New Mexico Office of the Natural Resources Trustee estimated these damages at $260,000,000. Liability for natural resource damages under CERCLA is joint and several such that a responsible party may be liable for all natural resource damages at a site even though it was responsible for only a small part of such damages.

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

     In 1973, the Company constructed the Farmington refinery that was operated until 1982. The Company became aware of soil and shallow groundwater contamination at this facility in 1985. The Company hired environmental consulting firms to investigate the contamination and undertake remedial action. The consultants identified several areas of contamination in the soils and shallow groundwater underlying the Farmington property. A consultant to the Company has indicated that contamination attributable to past operations at the Farmington property has migrated off the refinery property, including a hydrocarbon plume that appears to extend no more than 1,800 feet south of the refinery property. Remediation activities are ongoing by the Company under OCD's supervision, although no cleanup order has been received. The Company had reserved approximately $1,000,000 for possible environmental expenditures relating to its Farmington property, of which approximately $570,000 still remains.

     The Farmington property is located adjacent to the Lee Acres Landfill, a closed landfill formerly operated by San Juan County, which is situated on lands owned by BLM. Industrial and municipal wastes were disposed of in the Landfill by numerous sources. During the period that it was operational, the Company disposed of office trash, maintenance shop trash, used tires and water from the Farmington refinery's evaporation pond at the Landfill.

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

     BLM made a proposed plan of action for the Landfill available to the public in 1996. Remediation alternatives examined by BLM in connection with the development of its proposed plan ranged in projected cost from no cost to approximately $14,500,000. BLM proposed the adoption of a remedial action alternative that it believes would cost approximately $3,900,000 to implement.

     BLM's $3,900,000 cost estimate is based on certain assumptions which may or may not prove to be correct and is contingent on confirmation that the remedial actions, once implemented, are adequately addressing Landfill contamination. For example, if assumptions regarding groundwater mobility and contamination levels are incorrect, BLM is proposing to take additional remedial actions with an estimated cost of approximately $1,800,000.

     BLM has received public comment on its proposed plan. The final remedy for the site, however, has not yet been selected. It is anticipated that the final remedy will be selected in 2000. In 1989, a consultant to the Company estimated, based on various assumptions, that the Company's share of potential liability could be approximately $1,200,000. This figure was based upon estimated Landfill remediation costs significantly higher than those being proposed by BLM. The figure was also based on the consultant's evaluation of such factors as available clean-up technology, BLM's involvement at the site and the number of other entities that may have had involvement at the site, but did not include an analysis of all of the Company's potential legal defenses and arguments, including possible setoff rights.

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

     In connection with the acquisition of the Bloomfield refinery, the Company assumed certain environmental obligations including Bloomfield Refining Company's obligations under an Administrative Order issued by EPA in 1992 pursuant to the Resources Conservation and Recovery Act. The Order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. The Company established an environmental reserve of $2,250,000 in connection with this matter, of which approximately $1,600,000 still remains.

     The Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank that was located in Bloomfield, New Mexico. The Company believes that all or a portion of the Tank and the 5.5 acres owned by the Company on which the Tank was located may have been a part of a refinery, owned by various other parties, that, to the Company's knowledge, ceased operations in the early 1960s. The Company submitted a work plan to define the extent of petroleum contamination in the soil and groundwater, which was approved by OCD subject to certain conditions. One of the conditions required the Company to submit a comprehensive report on all site investigations to OCD by January 14, 2000. The Company filed the required report on January 13, 2000. Based upon the report, it appears possible that contaminated groundwater is contained within the property boundaries and does not extend offsite. It is anticipated that OCD will not require remediation of offsite soil based upon the low contaminant levels found there. The Company previously estimated cleanup costs at $250,000 and an environmental reserve in that amount was created, of which $238,000 remains. If OCD adopts the remediation alternative proposed by the Company, the Company anticipates that the cost of remediation will be closer to $100,000. The Company, however, does not know whether OCD will adopt the Company's remediation proposal.

     The Company is in receipt of a NOV, dated February 9, 1993, from NMED alleging that the Company failed to comply with certain notification requirements contained in one of the permits applicable to the Ciniza refinery's land treatment facility. As a result, the Company and NMED are negotiating a plan for closure of the land treatment facility. It is anticipated that the costs associated with implementing the type of closure plan under discussion would be approximately $400,000. An estimated $100,000 of this amount would be spent in 2000, with the remainder spent over a period of approximately 30 years.

     The Company has an environmental liability accrual of approximately $2,400,000. Approximately $800,000 relates to ongoing environmental projects, including the remediation of a hydrocarbon plume that appears to extend no more than 1,800 feet south of the inactive Farmington refinery and hydrocarbon contamination on and adjacent to the 5.5 acres that the Company owns in Bloomfield, New Mexico. The remaining $1,600,000 relates to certain environmental obligations assumed in the acquisition of the Bloomfield refinery. This environmental accrual is recorded in the current and long-term sections of the Company's Consolidated Balance Sheets.

     The Company is subject to audit on an ongoing basis of the various taxes that it pays to federal, state, local and tribal governments. These audits may result in assessments or refunds along with interest and penalties. In some cases the jurisdictional basis of the taxing authority is in dispute and is the subject of litigation or administrative appeals. The Company has received several tax notifications and assessments from the Navajo Tribe relating to Company operations outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1,800,000 severance tax assessment (including interest and penalties through the date of the assessment) issued in November 1991, and a $3,400,000 severance tax assessment (including interest and penalties through the date of the assessment issued in May 1999, both of which relate to crude oil removed from properties located within this area. The Company has invoked its appeal rights with the Tribe's Tax Commission in connection with the assessments and intends to oppose the assessments. Although it is probable that the Company will incur liability in connection with tax notifications and assessments from the Navajo Tribe relating to the area of disputed jurisdiction, it is not possible to precisely estimate the amount of any obligation for such taxes at this time because the Navajo Tribe's legal authority to impose taxes throughout this area has not been legally established and all potentially-applicable factual issues have not been resolved. The Company has accrued a liability for assessments that it has received from the Navajo Tribe for substantially less than the amount of the assessments. It is possible that the Company's assessments will have to be litigated by the Company before final resolution. In addition, the Company may receive further tax assessments. The Company may potentially be able to request reimbursement from third party oil lease interest owners in connection with any severance tax amounts ultimately paid by the Company that relate to purchases from the interest owners. The Company intends to continue purchasing activities in the area of disputed jurisdiction.

     The Company's current receipts and projections of Four Corners crude oil production indicate that the Company's crude oil demand may periodically exceed the supply of crude oil that is available from local sources. The Company has, and may from time to time, decrease production runs at its refineries from levels it would otherwise schedule as a result of shortfalls in Four Corners crude oil production.

     The Four Corners basin is a mature production area and, accordingly, is subject to a natural decline in production over time. In the past, this natural decline has been offset by new drilling, field workovers and secondary recovery projects which resulted in additional production from existing reserves. Many of these projects were cut back, however, when crude oil prices declined dramatically in 1998. Based upon history and discussions with local producers, the Company anticipates that additional projects will again be undertaken and that production will increase from the field as a result of the recovery in crude oil prices which began in the second quarter of 1999. Through the first quarter of 2000, the Company has noticed an increase in Four Corners production and has indications that producers are considering projects that, if undertaken, could increase production significantly by the end of 2000 or early 2001.

     The Company estimates that for the year 2000 its refinery production runs will approximate 1999 levels based on current receipts and projections of Four Corners crude oil production. If additional crude oil or other refinery feedstocks become available, the Company may increase its production runs depending on demand for finished products and refining margins attainable.

     The Company supplements the Four Corners crude oil used at its refineries with other feedstocks. These feedstocks currently include locally produced natural gas liquids and other feedstocks produced outside of the Four Corners area. The Company continues to evaluate supplemental feedstock alternatives for its refineries on both a short-term and long-term basis. These alternatives include, among other possibilities, the encouraging of new exploration and production opportunities on tribal reservation lands. In addition, the Company may evaluate a project to increase its production of gasoline from abundantly available natural gas liquids. Whether or not supplemental feedstocks are used at the Company's refineries depends on a number of factors. These factors include, but are not limited to, the availability of supplemental feedstocks, the cost involved, the quantities required, the quality of the feedstocks, the demand for finished products, and the selling prices of finished products.

     There is no assurance that current or projected levels of Four Corners crude oil supply for the Company's refineries will be maintained. Any significant long-term interruption or decline in Four Corners crude oil supply, due to prices or other factors, or any significant long-term interruption of crude oil transportation systems, would have an adverse effect on the Company's operations.

     The Company is aware of a number of actions, proposals or industry discussions regarding product pipeline projects that could impact portions of its marketing areas. One of these projects is the potential conversion and extension of the existing Texas-New Mexico crude oil pipeline to transport refined products from West Texas to New Mexico, including Albuquerque and potentially Bloomfield. Another potential project would take product on to Salt Lake City, Utah. In addition, various actions have been undertaken to increase the supply of refined products to El Paso, Texas, which is connected by pipeline to the Albuquerque area to the north and the Phoenix and Tucson, Arizona markets to the west. The completion of some or all of these projects would result in increased competition by increasing the amount of refined products potentially available in these markets, as well as improving competitor access to these areas, and may result in new opportunities for the Company, as the Company is a net purchaser of refined products in some of these areas.

     Separately, at the end of 1999, an existing natural gas liquids pipeline had been converted to a refined products pipeline and was delivering finished product from Southeastern New Mexico to the Albuquerque and Four Corners areas. The Company expects increased competition for sales volumes in these areas as a result of the completion of this project.

     The Company is subject to various federal and state programs relating to the composition of motor fuels. In December 1999, EPA issued a rule which requires refiners to reduce the sulfur content of gasoline to 30 ppm by 2006 unless they qualify for an extension of this deadline. The Company may be eligible for an extension of up to one year under a provision pertaining to gasoline produced or sold in certain designated geographic areas, including three states in which the Company markets its gasoline. It is anticipated that the Company will incur costs in the approximate amount of $3,500,000 to purchase the equipment necessary to produce gasoline with a 30 ppm sulfur content at its refineries.

     The federal Clean Air Act requires the sale of reformulated gasoline in certain designated areas of the country. Motor fuels produced by the Company's refineries are not sold in any such areas. Arizona, however, has adopted a cleaner burning gasoline program. The Company does not presently manufacture gasolines that satisfy Arizona CBG specifications. The specifications are currently applicable to gasolines sold or used in Maricopa County and a portion of Yavapai County, and are expected to become effective in Pinal County by 2001. The Company operates approximately 25 service stations in these areas, and also conducts wholesale marketing operations there. The Company currently does not intend to make the changes necessary to produce CBG because the capital costs associated with manufacturing large quantities of such gasolines would be significant in amounts not determined by the Company. The Company has the ability to purchase or exchange for these gasolines to supply its operations in the CBG areas, including Pinal County. It is possible that additional legislation or regulations affecting motor fuel specifications may be adopted that would impact geographic areas in which the Company markets its products.

     In 1997, the Company outlined a program for Year 2000 ("Y2K") compliance. The Y2K issue is the result of certain computer systems using a two-digit format rather than four digits to define the applicable year. Such computer systems may be unable to properly interpret dates beyond the year 1999, which could lead to system failure or miscalculations causing disruptions of operations. The Company identified three major areas determined to be critical for successful Y2K compliance: (1) financial and information system applications, (2) manufacturing and process applications, including embedded chips, and (3) business relationships.

     The Company hired an outside consultant to act as its Year 2000 project manager. This consultant directed the Company's efforts in identifying and resolving Y2K issues pursuant to a five-phase program for Year 2000 compliance.

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

     (4) Validation (Testing) Phase. In this phase, a test plan was developed and implemented to validate the remedies selected in the previous phase. The Company completed testing in September 1999.

     (5) Implementation Phase. This phase involved the use of the Y2K compliant inventory, and the development and implementation of additional plans to avoid Y2K problems. The Company completed this phase in September 1999.

Remediation of the Y2K items identified by the Company was accomplished using both internal and external manpower. The total cost of the Y2K project was approximately $650,000. The Company funded its Y2K expenditures from operating cash flows.

     The Company experienced no significant disruptions to its business operations as a result of Y2K issues. The Company is not aware of any significant Y2K problems affecting critical business partners.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains forward-looking statements that involve known and unknown risks and uncertainties. Forward-looking statements are identified by words or phrases such as "believes," "expects," "anticipates," "estimates," "could," "plans," "intends," variations of such words and phrases and other similar expressions. While these forward-looking statements are made in good faith, and reflect the Company's current judgment regarding such matters, actual results could vary materially from the forward-looking statements. Important factors that could cause actual results to differ from forward-looking statements include, but are not limited to, economic, competitive and governmental factors affecting the Company's operations, markets, products, services and prices; risks associated with non-compliance with certain debt covenants or the satisfaction of financial ratios contained in such covenants; the adequacy of the Company's environmental and tax reserves; the ultimate outcome of the two lawsuits filed against the Company by the State of New Mexico and the Company's ultimate liability related thereto; the availability of indemnification from third parties; the Company's ability to recover tax payments from third parties; the expansion of the Company's refining, retail and Phoenix Fuel operations through acquisition and construction; the adequacy and cost of raw material supplies; the potential effects of various pipeline projects as they relate to the Company's market area and future profitability; the impact of the mandated use of gasolines satisfying governmentally mandated specifications on the Company's operations; the ability of the Company to duplicate the level of 1999 refinery production runs in 2000; the ability of the Company to reduce operating expenses and non-essential capital expenditures; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on behalf of the Company, are expressly qualified in their entirety by the foregoing. Forward-looking statements made by the Company represent its judgement on the dates such statements are made. The Company assumes no obligation to update any forward-looking statements to reflect new or changed events or circumstances.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Giant Industries, Inc.
Scottsdale, Arizona

     We have audited the accompanying consolidated balance sheets of Giant Industries, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of earnings (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 6, 2000

                           GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS


                                                                               DECEMBER 31,
------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                          1999             1998
------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                            $  32,945       $  55,697
  Receivables:
    Trade, less allowance for doubtful accounts of $591 and $460          62,076          39,050
    Income tax refunds                                                     1,495             417
    Other                                                                 10,429          10,728
------------------------------------------------------------------------------------------------
                                                                          74,000          50,195
------------------------------------------------------------------------------------------------
  Inventories                                                             58,240          51,349
  Prepaid expenses and other                                               4,097           5,860
  Deferred income taxes                                                    2,702           6,625
------------------------------------------------------------------------------------------------
    Total current assets                                                 171,984         169,726
------------------------------------------------------------------------------------------------
Property, plant and equipment                                            485,181         439,940
     Less accumulated depreciation and amortization                     (161,983)       (138,008)
------------------------------------------------------------------------------------------------
                                                                         323,198         301,932
------------------------------------------------------------------------------------------------
Goodwill, less accumulated amortization of $3,223 and $2,140              21,819          22,902
Other assets                                                              29,798          32,854
------------------------------------------------------------------------------------------------
                                                                       $ 546,799       $ 527,414
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                    $     297       $   1,200
  Accounts payable                                                        76,833          42,903
  Accrued expenses                                                        45,458          36,519
------------------------------------------------------------------------------------------------
    Total current liabilities                                            122,588          80,622
------------------------------------------------------------------------------------------------
Long-term debt, net of current portion                                   258,272         282,484
Deferred income taxes                                                     28,002          26,793
Other liabilities and deferred income                                      5,475           9,813
Commitments and contingencies (Notes 10, 13, 14, 15, 16 and 17)
Stockholders' equity:
  Preferred stock, par value $.01 per share,
    10,000,000 shares authorized, none issued
  Common stock, par value $.01 per share, 50,000,000
    shares authorized, 12,266,188 and 12,232,367 shares issued               122             122
  Additional paid-in capital                                              72,990          72,699
  Retained earnings                                                       79,973          69,391
------------------------------------------------------------------------------------------------
                                                                         153,085         142,212
  Less common stock in treasury - at cost,
    1,962,700 and 1,393,600 shares                                       (20,623)        (14,510)
------------------------------------------------------------------------------------------------
                                                                         132,462         127,702
------------------------------------------------------------------------------------------------
                                                                       $ 546,799       $ 527,414
================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                           GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)


                                                               YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                 1999              1998              1997
------------------------------------------------------------------------------------------------
Net revenues                                      $  782,683        $  642,504        $  657,278
Cost of products sold                                567,526           464,936           487,748
------------------------------------------------------------------------------------------------
Gross margin                                         215,157           177,568           169,530

Operating expenses                                   115,174           103,207            85,177
Depreciation and amortization                         31,129            29,166            23,991
Selling, general and administrative expenses          29,070            25,288            19,256
Loss on the write-off of assets                        2,387
------------------------------------------------------------------------------------------------
Operating income                                      37,397            19,907            41,106
Interest expense                                     (23,417)          (25,464)          (18,139)
Interest and investment income                         2,476             1,831             2,133
------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                   16,456            (3,726)           25,100

Provision (benefit) for income taxes                   5,678            (1,509)            9,806
------------------------------------------------------------------------------------------------
Net earnings (loss)                               $   10,778        $   (2,217)       $   15,294
================================================================================================


Earnings (loss) per common share:
  Basic                                           $     1.01        $    (0.20)       $     1.38
================================================================================================
  Assuming dilution                               $     1.01        $    (0.20)       $     1.37
================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                              GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                  Common Stock
                                ----------------  Additional                 Treasury Stock        Total
                                Shares      Par    paid-in     Retained   --------------------  stockholders'
                                issued     value   capital     earnings     Shares     Cost       equity
----------------------------------------------------------------------------------------------------------
                                     (In thousands, except number of shares)
Balances, January 1, 1997      12,221,367  $122    $72,617     $60,170    1,123,500  $(10,785)    $122,124

Purchase of treasury stock                                                  115,600    (1,825)      (1,825)
Stock options exercised            11,000               82                                              82
Dividends declared
  - $0.20 per share                                             (2,208)                             (2,208)
Net earnings                                                    15,294                              15,294
----------------------------------------------------------------------------------------------------------
Balances, December 31, 1997    12,232,367   122     72,699      73,256    1,239,100   (12,610)     133,467

Purchase of treasury stock                                                  154,500    (1,900)      (1,900)
Dividends declared
  - $0.15 per share                                             (1,648)                             (1,648)
Net loss                                                        (2,217)                             (2,217)
----------------------------------------------------------------------------------------------------------
Balances, December 31, 1998    12,232,367   122     72,699      69,391    1,393,600   (14,510)     127,702

Purchase of treasury stock                                                  569,100    (6,113)      (6,113)
Stock options exercised           120,857     1      1,069                                           1,070
Shares cancelled on net
  exercise of stock options       (87,036)   (1)      (778)       (196)                               (975)
Net earnings                                                    10,778                              10,778
----------------------------------------------------------------------------------------------------------
Balances, December 31, 1999    12,266,188  $122    $72,990     $79,973    1,962,700  $(20,623)    $132,462
==========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                 GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                         1999        1998         1997
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings (loss)                                                $ 10,778   $  (2,217)   $  15,294
  Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                                      31,129      29,166       23,991
    Deferred income taxes                                               5,132      (2,920)       5,681
    Deferred lease expense                                                837
    Loss on disposal of assets                                          2,181         152          802
    Other                                                                (782)        293       (2,558)
    Changes in operating assets and liabilities:
      (Increase) decrease in receivables                              (23,478)      7,028       (7,876)
      (Increase) decrease in inventories                               (6,685)      5,811      (13,494)
      Decrease (increase) in prepaid expenses and other                 1,209        (867)        (156)
      Increase (decrease) in accounts payable                          33,930     (12,596)       2,784
      Increase in accrued expenses                                      5,548       3,042        6,824
------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                              59,799      26,892       31,292
------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of businesses, net of cash received                                 (38,205)     (47,168)
  Purchases of property, plant and equipment and other assets         (46,361)    (60,320)     (35,752)
  Refinery acquisition contingent payment                              (7,289)     (7,243)      (6,910)
  Proceeds from sale-leaseback transaction                                         50,124
  Proceeds from sale of property, plant and
    equipment and other assets                                          2,288       3,816        4,606
  Investment in note receivable                                                    (5,000)
------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                 (51,362)    (56,828)     (85,224)
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds of long-term debt                                                       46,000      283,100
  Payments of long-term debt                                          (25,115)    (38,435)    (151,924)
  Purchase of treasury stock                                           (6,113)     (1,900)      (1,825)
  Deferred financing costs                                                (56)       (425)      (3,319)
  Payment of dividends                                                             (2,199)      (2,218)
  Proceeds from exercise of stock options                                  95                       82
------------------------------------------------------------------------------------------------------
Net cash (used) provided by financing activities                      (31,189)      3,041      123,896
------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                  (22,752)    (26,895)      69,964
  Cash and cash equivalents:
    Beginning of year                                                  55,697      82,592       12,628
------------------------------------------------------------------------------------------------------
    End of year                                                      $ 32,945    $ 55,697    $  82,592
======================================================================================================

Significant Noncash Investing and Financing Activities. In the second quarter of 1999 the Company received
87,036 shares of its own common stock valued at approximately $975,000 from two officers of the Company as payment for the exercise of 108,857 common stock options. These shares were immediately cancelled. In addition, approximately $10,682,000 was incurred as a contingent payment related to the 1995 acquisition of the Bloomfield refinery, of which $5,250,000 was paid in 1999. During 1998, approximately $2,039,000 was incurred as a contingent payment related to the 1995 acquisition of the Bloomfield refinery, which was paid in 1999. During 1997, the Company exchanged an office building and a truck maintenance shop with net book values totaling approximately $1,300,000 and recorded $22,904,000 for capital leases as part of the acquisition of the Thriftway Assets. In addition, approximately $7,243,000 was incurred as a contingent payment related to the acquisition of the Bloomfield refinery, which was paid in 1998.

The accompanying notes are an integral part of these consolidated financial statements.

                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1-DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

     Giant Industries, Inc., a Delaware corporation, together with its subsidiaries, ("Giant" or the "Company"), through its wholly-owned subsidiary Giant Industries Arizona, Inc. and its subsidiaries ("Giant Arizona"), is engaged in the refining and marketing of petroleum products in New Mexico, Arizona, Colorado and Utah, with a concentration in the Four Corners where these states adjoin. In addition, Phoenix Fuel Co., Inc. ("Phoenix Fuel"), a wholly-owned subsidiary of Giant Arizona, operates an industrial/commercial petroleum fuels and lubricants distribution operation.

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

     At December 31, 1999, the Company owned and/or operated 172 retail service station/convenience stores and a travel center. These operations sell gasoline, diesel fuel and merchandise to the general public.

     In addition, through Phoenix Fuel, the largest independent petroleum products distributor in the state of Arizona, the Company distributes gasoline, diesel fuel and various lubricants to industrial and commercial accounts.

     (See Note 2 for further discussion of business segments and Note 3 for recent acquisitions and dispositions.)

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Giant and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of the Company's consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NET REVENUES

     Revenues are recognized from sales when product ownership is transferred to the customer. Excise and other similar taxes are excluded from net revenues.

STATEMENTS OF CASH FLOWS

     All highly liquid instruments with an original maturity of three months or less are considered to be cash equivalents.

DERIVATIVES

     The Company periodically enters into futures or option contracts to hedge its exposure to price fluctuations on crude oil and refined products. Gains and losses on hedge contracts are deferred and reported as a component of the related transaction. For purposes of the Statement of Cash Flows, hedging transactions are considered to be operating activities.

     The Company from time to time speculates in the purchasing and selling of crude oil and finished products and may enter into futures and options contracts to speculate on price fluctuations in these commodities. These activities are transacted in accordance with policies established by the Company's Board of Directors, which set limits on quantities, requires various levels of approval and requires certain review and reporting procedures. Gains and losses on all speculative transactions are reflected in earnings in the period that they occur.

CONCENTRATION OF CREDIT RISK

     Credit risk with respect to customer receivables is concentrated in the geographic area in which the Company operates and relates primarily to customers in the oil and gas industry. To minimize this risk, the Company performs ongoing credit evaluations of its customers' financial position and requires collateral, such as letters of credit, in certain circumstances.

INVENTORIES

     Inventories are stated at the lower of cost or market. Costs for crude oil and refined products produced by the refineries, and the lubricants, refined products and other merchandise of Phoenix Fuel, are determined by the last-in, first-out ("LIFO") method. Costs for retail, exchange and terminal refined products and shop supplies are determined by the first-in, first-out ("FIFO") method. Costs for merchandise inventories at retail locations are determined by the retail inventory method.

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

     The estimated useful lives for the various categories of property, plant and equipment are:

               Buildings and improvements      7-30 years
               Machinery and equipment         7-24 years
               Pipelines                         30 years
               Furniture and fixtures          2-15 years
               Vehicles                         3-7 years

     Routine maintenance, repairs and replacement costs are charged against earnings as incurred. Turnaround costs, which consist of complete shutdown and inspection of significant units of the refineries at intervals of two or more years for necessary repairs and replacements, are deferred and amortized over the period until the next expected shutdown, which generally ranges from 24 to 48 months depending on the type of shutdown and the unit involved. Expenditures which materially increase values, expand capacities or extend useful lives are capitalized. Interest expense is capitalized as part of the cost of constructing major facilities and equipment.

GOODWILL

     Goodwill, which results from business acquisitions, represents the excess of the purchase price over the fair value of the net assets acquired and is carried at cost less accumulated amortization. Goodwill is amortized on the straight-line method over the period of expected benefit ranging from 15 to 30 years.

LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, issued by the Financial Accounting Standards Board ("FASB"), the Company reviews the carrying values of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. For assets to be disposed of, the Company reports long-lived assets and certain identifiable intangibles at the lower of carrying amount or fair value less cost to sell.

TREASURY STOCK

     The Company's Board of Directors has authorized the repurchase of up to 2,500,000 shares of the Company's common stock. These purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. Through the end of 1999, the Company had repurchased 1,962,700 shares at a cost of approximately $20,623,000. These shares are being treated as treasury shares. In addition, the Company purchased 1,169,414 shares of its common stock, as treasury shares, for $9.00 per share, net to the seller, through a Schedule 13E-4 Issuer Tender Offer completed on February 8, 2000.

ENVIRONMENTAL EXPENDITURES

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Environmental liabilities are not discounted to their present value and are recorded without consideration of potential recoveries from third parties. Subsequent adjustments to estimates, which may be significant, may be made as more refined information becomes available or as circumstances change (See Note 17).

INCOME TAXES

     The provision for income taxes is based on earnings (loss) reported in the financial statements. Deferred income taxes are provided to reflect temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes, as well as the effects of tax credits.

EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per share are calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per common share is computed by dividing consolidated net earnings (loss) by the weighted average number of shares of common stock outstanding during each period. Earnings (loss) per common share assuming dilution is computed by dividing consolidated net earnings (loss) by the sum of the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method, unless such calculation is antidilutive. (See Note 4.)

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was originally to be effective for the Company's financial statements as of January 1, 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 by one year in order to give companies more time to study, understand and implement the provisions of SFAS No. 133 and to complete information system modifications. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities record all derivatives as either assets or liabilities, measured at fair value, with any change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. If certain conditions are met, a derivative may be specifically designated as a (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) hedge of the exposure to variable cash flows of a forecasted transaction, or (c) hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

     Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. The Company is in the process of evaluating the effects that SFAS No. 133 will have on its financial reporting and disclosures.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior years' consolidated financial statements to conform to classifications used in the current year. These reclassifications had no effect on reported earnings or stockholders' equity.

NOTE 2-BUSINESS SEGMENTS:

     The Company is organized into three operating segments based on manufacturing and marketing criteria. These segments are the Refining Group, the Retail Group and Phoenix Fuel. A description of each segment and principal products and operations are as follows:

     - Refining Group: The Refining Group consists of the Company's two refineries, its fleet of crude oil and finished product truck transports, its crude oil pipeline gathering operations, and its finished product terminaling operations. The Company's two refineries manufacture various grades of gasoline, diesel fuel, jet fuel and other products from crude oil, other feedstocks and blending components. These products are sold through Company-operated retail facilities, independent wholesalers and retailers, industrial/commercial accounts, and sales and exchanges with major oil companies. Crude oil, other feedstocks and blending components are purchased from third party suppliers.

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

     - Phoenix Fuel: Phoenix Fuel is an industrial/commercial petroleum fuels and lubricants distribution operation, which includes a number of bulk distribution plants, an unattended fleet fueling ("cardlock") operation, and a fleet of finished product truck transports. The petroleum fuels and lubricants sold are primarily obtained from third party suppliers and to a lesser extent from the Refining Group.

     Operations that are not included in any of the three segments are included in the category "Other" and consist primarily of corporate staff operations, including selling, general and administrative expenses of $26,695,000, $22,170,000 and $17,863,000 for 1999, 1998 and 1997, respectively.

     Operating income for each segment consists of net revenues less cost of products sold, operating expenses, depreciation and amortization and the segment's selling, general and administrative expenses. The sales between segments are made at market prices. Cost of products sold reflect current costs adjusted, where appropriate, for LIFO and lower of cost or market inventory adjustments.

     The total assets of each segment consist primarily of net property, plant and equipment, inventories, accounts receivable and other assets directly associated with the segment's operations. Included in the total assets of the corporate staff operations are a majority of the Company's cash and cash equivalents, various accounts receivable, net property, plant and equipment and other long-term assets.

     Disclosures regarding the Company's reportable segments with reconciliations to consolidated totals are presented below.

                               As of and for the Year Ended December 31, 1999     (In thousands)
-----------------------------------------------------------------------------------------------
                               Refining   Retail   Phoenix            Reconciling
                                Group     Group      Fuel     Other      Items     Consolidated
-----------------------------------------------------------------------------------------------
Customer net revenues          $190,540  $338,565  $252,901  $    677                 $782,683
Intersegment net revenues       197,760              19,784            $(217,544)
----------------------------------------------------------------------------------------------
Total net revenues             $388,300  $338,565  $272,685  $    677  $(217,544)     $782,683
----------------------------------------------------------------------------------------------
Operating income (loss)        $ 52,925  $  4,328  $  8,549  $(26,018) $  (2,387)     $ 37,397
Interest expense                                                                       (23,417)
Interest income                                                                          2,476
----------------------------------------------------------------------------------------------
Earnings before income taxes                                                          $ 16,456
----------------------------------------------------------------------------------------------
Depreciation and amortization  $ 15,615  $  9,270  $  2,273  $  3,971                 $ 31,129
Total assets                   $252,356  $146,110  $ 79,731  $ 68,602                 $546,799
Capital expenditures           $  8,419  $ 33,235  $  1,984  $  2,723                 $ 46,361

                               As of and for the Year Ended December 31, 1998     (In thousands)
-----------------------------------------------------------------------------------------------
                               Refining   Retail   Phoenix            Reconciling
                                Group     Group      Fuel     Other      Items     Consolidated
-----------------------------------------------------------------------------------------------
Customer net revenues          $181,033  $271,775  $189,168  $    528                 $642,504
Intersegment net revenues       131,599     1,876     7,343            $(140,818)
----------------------------------------------------------------------------------------------
Total net revenues             $312,632  $273,651  $196,511  $    528  $(140,818)     $642,504
----------------------------------------------------------------------------------------------
Operating income (loss)        $ 24,995  $ 11,774  $  4,780  $(21,642)                $ 19,907
Interest expense                                                                       (25,464)
Interest income                                                                          1,831
----------------------------------------------------------------------------------------------
Loss before income taxes                                                              $ (3,726)
----------------------------------------------------------------------------------------------
Depreciation and amortization  $ 14,305  $  9,298  $  1,976  $  3,587                 $ 29,166
Total assets                   $241,898  $123,086  $ 64,315  $ 98,115                 $527,414
Capital expenditures           $ 40,763  $ 16,325  $  2,180  $    934                 $ 60,202

                               As of and for the Year Ended December 31, 1997     (In thousands)
-----------------------------------------------------------------------------------------------
                               Refining   Retail   Phoenix            Reconciling
                                Group     Group      Fuel     Other      Items     Consolidated
-----------------------------------------------------------------------------------------------
Customer net revenues          $309,940  $214,864  $132,047  $    427                 $657,278
Intersegment net revenues       118,748     1,994     4,496            $(125,238)
----------------------------------------------------------------------------------------------
Total net revenues             $428,688  $216,858  $136,543  $    427  $(125,238)     $657,278
----------------------------------------------------------------------------------------------
Operating income (loss)        $ 47,873  $  7,155  $  3,514  $(17,436)                $ 41,106
Interest expense                                                                       (18,139)
Interest income                                                                          2,133
----------------------------------------------------------------------------------------------
Earnings before income taxes                                                          $ 25,100
----------------------------------------------------------------------------------------------
Depreciation and amortization  $ 13,740  $  6,494  $    935  $  2,822                 $ 23,991
Total assets                   $229,663  $128,200  $ 65,227  $112,281                 $535,371
Capital expenditures           $ 19,366  $ 11,790  $  1,696  $  2,343                 $ 35,195

     The Company had no customers whose revenues exceeded 10% of consolidated net revenues.

NOTE 3-ACQUISITIONS AND DISPOSITIONS:

     In February 1998, the Company purchased seven service station/convenience stores, two cardlock commercial fleet fueling facilities, a gasoline and diesel storage bulk plant, and related transportation equipment from DeGuelle Oil Company and DeGuelle Enterprises (the "DeGuelle Assets") for $9,750,000. All of the facilities are located in southwestern Colorado and are supplied by the Company's refineries.

     In April 1998, the Board of Directors of the Company approved an Agreement and Plan of Merger (the "Merger Agreement") whereby Holly Corporation ("Holly") would be merged with and into Giant (the "Merger"). The Merger was subject to various conditions stated in the Merger Agreement. On September 1, 1998, Giant and Holly mutually agreed to terminate the proposed Merger after considering various factors, including the inability of the companies to reach a satisfactory resolution of concerns expressed by the Federal Trade Commission relative to the possible impact of the Merger on portions of the market served by the companies and uncertainty caused by a lawsuit filed against Holly by Longhorn Partners Pipeline, L.P. For the year ended December 31, 1998, the Company wrote off approximately $1,355,000 of costs incurred in connection with the proposed Merger. These costs were primarily for fees paid to investment bankers, attorneys, accountants and regulatory agencies, and printing and distribution costs related to documents delivered to shareholders.

     In July 1998, the Company completed the acquisition of 32 service station/convenience stores, equipment, fuel truck/transports, and undeveloped real estate from Kaibab Industries, Inc. (the "Kaibab Assets") for approximately $28,400,000. The retail units, located throughout Arizona, include 15 in the greater Phoenix area and 11 in the Tucson market, with the balance located primarily in southern and eastern Arizona.

     In April 1997, the Company entered into an agreement for the acquisition of 96 retail service station/convenience stores, seven additional retail locations for future development, certain petroleum transportation and maintenance assets, options to acquire service station/convenience stores and other related assets (the "Thriftway Assets"). The assets will be acquired from Thriftway Marketing Corp. and Clayton Investment Company and from entities related to such sellers (collectively, "Thriftway").

     In May 1997, 32 of the Thriftway service station/convenience stores, as well as the seven retail locations for future development, the transportation and maintenance assets, the options to acquire service station/convenience stores and other related assets were purchased for approximately $19,100,000 in cash and for an office building and a truck maintenance shop with net book values totaling approximately $1,300,000. The remaining 64 service station/convenience stores and related assets were leased for a period of ten years with options to purchase them during the ten-year period for approximately $22,904,000. The lease obligations were accounted for as capital leases. During 1998, the Company purchased 54 of these retail service station/convenience stores for approximately $14,669,000 and one additional service station/convenience store in 1999 for $162,000. The remaining nine stores continue to be leased under the original terms, and the Company intends to purchase them pursuant to the options to purchase during the remaining lease period for approximately $8,073,000.

     The service station/convenience stores acquired from Thriftway are retail outlets that sell various grades of gasoline, diesel fuel and merchandise to the general public and are located in New Mexico, Arizona, Colorado and Utah, in or adjacent to the Company's primary market area.

     The Company also entered into a consignment agreement with Thriftway to supply finished product to 16 service station/convenience stores operated by Thriftway which are located on the Navajo, Ute and Zuni Indian Reservations. The Company has options to acquire these service station/convenience stores and may acquire most of them in 2000. The Company also entered into long-term supply arrangements with Thriftway to provide gasoline and diesel fuel to other service stations in the area that will continue to be operated by Thriftway.

     In late 1997, the Company entered into an arrangement to sell some of the 96 units and additional retail locations acquired or leased from Thriftway. Sixteen of these units and two of the additional retail locations were sold in early 1998 for approximately $1,700,000.

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

     The following unaudited pro forma information for the year ended December 31, 1998 combines the historical financial information for the Company, the Kaibab Assets, and the DeGuelle Assets assuming these acquisitions were consummated at the beginning of the period presented. The unaudited pro forma information includes the results of operations of the Company, the Kaibab Assets, and the DeGuelle Assets, along with adjustments which give effect to events that are directly attributable to the transactions and which are expected to have a continuing impact.

----------------------------------------------------------------------------
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)              PRO FORMA 1998
----------------------------------------------------------------------------
Net revenues                                                     $668,506
Earnings (loss) before income taxes                              $ (2,163)
Net earnings (loss)                                              $ (1,279)
Net earnings (loss) per common share - basic                     $  (0.12)
Net earnings (loss) per common share - assuming dilution         $  (0.12)

     This unaudited pro forma financial information does not purport to represent the results of operations that actually would have resulted had the purchases occurred on the date specified, nor should it be taken as indicative of the future results of operations.

     In December 1998, the Company and FFCA Capital Holding Corporation ("FFCA") completed a sale-leaseback transaction. Under the terms of the Sale and Lease Agreement (the "Agreement"), FFCA purchased 83 service station/convenience stores from the Company for approximately $51,800,000, including six of the seven DeGuelle Asset units and 26 of the Kaibab Asset units, with the remainder having been acquired as part of the acquisition of the Thriftway Assets. The Company in turn leased the 83 service station/convenience stores back from FFCA under an operating lease arrangement with an initial term of 15 years and three separate options to continue the lease for successive periods of five years. In the second half of 1999, the Company reacquired 24 of the service station/convenience stores for approximately $13,711,000, which was the original selling price of these properties. The original total base rent payments under the FFCA sale-leaseback transaction, which included scheduled increases of six percent on the second anniversary of the Agreement and every second anniversary thereafter, on a compounded basis, during the initial lease term and any extension thereof, have been adjusted downward to reflect the repurchase of the 24 service station/convenience stores. The total amount of the remaining base rent payments of approximately $64,767,000 is being charged to expense on the straight-line method over the remaining term of the lease. This amount is approximately $4,626,000 per year. At December 31, 1999, the Company had recorded a deferred credit of approximately $837,000 to reflect the excess of rent expense over cash payments made. This deferred credit is included in "Other Liabilities and Deferred Income" in the Company's Consolidated Balance Sheet at December 31, 1999. The Company has a right of first refusal to acquire the leased assets upon an offer to purchase the assets by a third party. Net proceeds to the Company from the original 1998 sale-leaseback transaction, after expenses, were approximately $50,100,000. The Company had recorded a gain of approximately $5,650,000 on the original transaction, which was deferred and was being amortized over the initial lease period of 15 years. As a result of the reacquisition, the reacquired assets were recorded at $9,209,000, which approximated the net book value of the assets at the time of the original sale, and the deferred gain was reduced by approximately $4,502,000. The remaining gain will be amortized over the remaining lease period of 14 years. The deferred gain is reflected in "Other Liabilities and Deferred Income" in the Company's Consolidated Balance Sheets at December 31, 1999 and 1998.

     In accordance with the Indentures supporting the Company's 9% Notes and $100,000,000 of 9 3/4% senior subordinated notes (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"), the Company was required to use the net proceeds from the FFCA sale-leaseback transaction described above, less $10,000,000, to either make a permanent reduction in senior indebtedness (as defined in the respective Indentures), or make an investment in capital assets used in the Company's principal business (as defined in the respective Indentures) before certain time periods expired. Prior to the expiration dates, the Company used a sufficient portion of the net proceeds from the FFCA transaction to invest in capital assets and to reduce senior indebtedness and is not required to offer to repurchase the Notes.

     In December 1997, the Company completed the sale of its ethanol processing plant in Portales, New Mexico for $4,000,000 in cash. The Company incurred a pretax loss of approximately $1,195,000 on the disposition. In 1997, the Company incurred expenses of approximately $307,000 to maintain this facility in addition to approximately $606,000 in depreciation.

     In October 1995, the Company completed the purchase of the Bloomfield refinery along with related pipeline and transportation assets for $55,000,000 from Gary-Williams Energy Co. and its wholly-owned subsidiary, Bloomfield Refining Company ("BRC"). The purchase agreement provides for potential contingent payments to be made to BRC over approximately six years from the acquisition date of approximately $35,000,000, not to exceed a net present value of $25,000,000 as of October 1995, should certain criteria be met. These contingent payments are considered to be additional purchase price and are allocated to the assets acquired in the same proportions as the original purchase price was allocated, not to exceed the estimated current replacement cost, and amortized over the estimated remaining life of the assets. For 1999, the Company paid approximately $5,250,000 and had accrued an additional $5,432,000 at December 31, 1999, under this arrangement relating to 1999 operations. At December 31, 1998 and 1997, the Company had accrued $2,039,000 and $7,243,000, respectively, under this arrangement relating to 1998 and 1997 operations. In addition, the Company accrued $2,250,000 in 1996 relating to certain environmental obligations assumed in the purchase, which amount was also considered to be additional purchase price.

NOTE 4-EARNINGS PER SHARE:

     The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for earnings (loss) as required by SFAS No. 128:

                                                                      Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                            1999                               1998                               1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                       Per                                 Per                                 Per
                              Earnings     Shares     Share      Loss          Shares     Share     Earnings       Shares     Share
                            (Numerator) (Denominator) Amount  (Numerator)  (Denominator)  Amount   (Numerator) (Denominator)  Amount
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common
  share - basic:
  Earnings (loss)           $10,778,000  10,678,773   $1.01   $(2,217,000)  10,950,991   $(0.20)   $15,294,000  11,050,853    $1.38
  Effect of dilutive
    stock options                            40,084                                  *                             124,041
----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common
  share - assuming dilution:
  Earnings (loss)           $10,778,000  10,718,857   $1.01   $(2,217,000)  10,950,991   $(0.20)   $15,294,000  11,174,894    $1.37
===================================================================================================================================
*The additional shares would be antidilutive due to the net loss.

     On December 21, 1999, the Company filed a Schedule 13E-4 Issuer Tender Offer Statement with the Securities and Exchange Commission. The offer expired on February 4, 2000, and the Company acquired 1,169,414 shares of its common stock, which were properly tendered under the offer, on February 8, 2000. The repurchased shares are being treated as treasury shares.

     There were no other transactions subsequent to December 31, 1999, that if the transactions had occurred before December 31, 1999, would materially change the number of common shares or potential common shares outstanding as of December 31, 1999.

NOTE 5-RELATED PARTY TRANSACTIONS:

During the year ended December 31, 1998, the Company loaned $5,000,000 to its Chairman and Chief Executive Officer. The Company's initial loan in the amount of $4,000,000 was subsequently increased by $1,000,000. The loan was originally evidenced by an unsecured promissory note bearing interest at prime plus 2% on $4,000,000 from September 17, 1998 through December 22, 1998, and prime plus 3% on $5,000,000 thereafter. An initial interest payment was paid on February 28, 1999 for interest due through December 31, 1998. Subsequent interest was due and payable semi-annually on each June 30 and December 31 of each year until February 28, 2001, at which time all outstanding principal and interest was fully due and payable. The terms of the loan have been revised so that all principal and interest, including interest that would otherwise have been payable at December 31, 1999, is fully due and payable on February 28, 2001, and the loan became secured by a pledge, by an entity controlled by the Company's Chairman and Chief Executive Officer, of an equity interest in an entity that owns certain real property. This loan is included in "Other Assets" in the Company's Consolidated Balance Sheets at December 31, 1999 and 1998.

During the third quarter of 1999, the Company repurchased 440,000 shares of its common stock under its stock repurchase program from its Chairman and Chief Executive Officer for $4,950,000 or $11.25 per share. The per share price paid for the shares was at a discount to the then current fair market value. The repurchased shares are treated as treasury shares.

The Company believes that the foregoing transactions are fair to the Company and its subsidiaries, and are in the best interests of the Company and its subsidiaries.

NOTE 6-INVENTORIES:

Inventories consist of the following:

                                                             DECEMBER 31,
----------------------------------------------------------------------------
(IN THOUSANDS)                                            1999         1998
----------------------------------------------------------------------------
First-in, first-out ("FIFO") method:
  Crude oil                                             $11,550     $  8,419
  Refined products                                       26,632       17,956
  Refinery and shop supplies                             10,502        9,648
  Merchandise                                             4,897        4,568
Retail method:
  Merchandise                                             8,809        7,460
----------------------------------------------------------------------------
    Subtotal                                             62,390       48,051
Adjustment for last-in, first-out ("LIFO") method        (4,150)      14,758
Allowance for lower of cost or market                                (11,460)
----------------------------------------------------------------------------
    Total                                               $58,240     $ 51,349
============================================================================

     The portion of inventories valued on a LIFO basis totaled $32,435,000 and $30,423,000 at December 31, 1999 and 1998, respectively. The data in the following paragraph will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at December 31, 1999, 1998 and 1997, net earnings and earnings per share for the years ended December 31, 1999, 1998 and 1997 would have been higher (lower) by $4,408,000 and $0.41, $(1,205,000) and $(0.11), and $(3,705,000) and $(0.34), respectively.

     For the year 1999, certain higher cost refinery LIFO inventory layers were liquidated resulting in a reduction of current year earnings of approximately $1,531,000 or $0.14 per share.

NOTE 7-PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, at cost, consist of the following:

                                                             DECEMBER 31,
----------------------------------------------------------------------------
(IN THOUSANDS)                                            1999         1998
----------------------------------------------------------------------------
Land and improvements                                  $  30,722   $  28,321
Buildings and improvements                               113,469      92,701
Machinery and equipment                                  271,045     246,615
Pipelines                                                 10,195      10,088
Furniture and fixtures                                    25,577      23,108
Vehicles                                                   8,774      10,160
Construction in progress                                  25,399      28,947
----------------------------------------------------------------------------
  Subtotal                                               485,181     439,940
Accumulated depreciation and amortization               (161,983)   (138,008)
----------------------------------------------------------------------------
  Total                                                $ 323,198   $ 301,932
============================================================================
</TABLE

NOTE 8-ACCRUED EXPENSES:

Accrued expenses are comprised of the following:


                                                             DECEMBER 31,
----------------------------------------------------------------------------
(IN THOUSANDS)                                            1999         1998
----------------------------------------------------------------------------
Excise taxes                                             $16,452     $12,264
Bloomfield refinery acquisition contingent payment         5,432       2,039
Payroll and related costs                                  6,446       6,082
Bonus, profit sharing and retirement plans                 4,867       3,351
Interest                                                   5,704       6,364
Other                                                      6,557       6,419
----------------------------------------------------------------------------
  Total                                                  $45,458     $36,519
============================================================================

NOTE 9-LONG-TERM DEBT:

Long-term debt consists of the following:

                                                             DECEMBER 31,
----------------------------------------------------------------------------
(IN THOUSANDS)                                            1999        1998
----------------------------------------------------------------------------
9% senior subordinated notes, due 2007,
  interest payable semi-annually                        $150,000    $150,000
9 3/4% senior subordinated notes, due 2003,
  interest payable semi-annually                         100,000     100,000
Secured credit agreement, due 2001, floating
  interest rate, interest payable quarterly                           24,000
Capital lease obligations, 11.3%, due through
  2007, interest payable monthly                           8,073       8,235
Notes payable to others, collateralized by real
  estate, 9 3/4%, due 1999, interest payable monthly                     950
Other                                                        496         499
----------------------------------------------------------------------------
   Subtotal                                              258,569     283,684
Less current portion                                        (297)     (1,200)
----------------------------------------------------------------------------
Total                                                   $258,272    $282,484
============================================================================

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

     The Indentures supporting the Notes contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, to incur or guarantee debt, to pay dividends, to repurchase shares of the Company's common stock, to sell certain assets or subsidiary stock, to engage in certain mergers, to engage in certain transactions with affiliates or to alter the Company's current line of business. In addition, subject to certain conditions, the Company is obligated to offer to purchase a portion of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, the Company would be required to offer to purchase all of the Notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At December 31, 1999, retained earnings available for dividends under the most restrictive terms of the Indentures were approximately $10,658,000. At December 31, 1999, the Company was in compliance with the restrictive covenants relating to the Notes.

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

     On December 23, 1998, the Company entered into a $65,000,000 secured Credit Agreement (the "Credit Agreement") due December 23, 2001, with Bank of America National Trust and Savings Association, Union Bank of California, N.A. and Bank One, Arizona, N.A. This Credit Agreement, a revolving loan agreement, is primarily a working capital and letter of credit facility and is secured by eligible accounts receivable and inventories as defined in the Credit Agreement. In addition, the Company is able to borrow up to $9,000,000 to exercise its purchase rights in connection with the Thriftway Assets that are currently subject to capital lease obligations, and up to $10,000,000 for other acquisitions as defined in the Credit Agreement. The availability of funds under this facility is the lesser of (i) $65,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At December 31, 1999, the availability of funds under the Credit Agreement was $65,000,000. There were no direct borrowings outstanding under this facility at December 31, 1999, and there were approximately $8,887,000 of irrevocable letters of credit outstanding, primarily to secure purchases of raw materials.

     The interest rate applicable to the Credit Agreement is tied to various short-term indices. At December 31, 1999, this rate was approximately 7.5% per annum. The Company is required to pay a quarterly commitment fee ranging from 0.325% to 0.500% per annum of the unused amount of the facility. The exact rate depends on meeting certain conditions in the Credit Agreement.

     The Credit Agreement contains certain restrictive covenants which require the Company to, among other things, maintain a minimum consolidated net worth, a minimum interest coverage ratio, and a maximum capitalization ratio. It also places limits on investments, dispositions of assets, prepayments of senior subordinated debt, guarantees, liens and restricted payments. At December 31, 1999, the Company was in compliance with the Credit Agreement's restrictive covenants. The Credit Agreement is guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries.

     In 1997, as part of the acquisition of the Thriftway Assets, the Company leased 64 service station/convenience stores for a period of ten years with options to purchase the assets during the ten-year period for approximately $22,904,000. During 1998, the Company purchased 54 of these retail service station/convenience stores for approximately $14,669,000 and one additional service station/convenience store in 1999 for $162,000. The remaining nine stores continue to be leased under the original terms and the Company intends to purchase them pursuant to options to purchase during the remaining lease period for approximately $8,073,000. The remaining lease obligations of $8,073,000 are being accounted for as capital leases and require annual lease payments of approximately $912,000, all of which are recorded as interest expense. Assets associated with these lease obligations of approximately $9,489,000 are included in property, plant and equipment. Accumulated depreciation as of December 31, 1999 of approximately $2,000,000 is related to these assets. Assets of $651,000, primarily liquor licenses, are included in other assets.

     Aggregate annual maturities of long-term debt as of December 31, 1999 are:
2000 - $297,000; 2001 - $78,000; 2002 - $76,000; 2003 - $100,028,000; 2004 -
$17,000; and all years thereafter - $158,073,000.

NOTE 10-FINANCIAL INSTRUMENTS AND HEDGING ACTIVITY:

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

     The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                  DECEMBER 31,
---------------------------------------------------------------------------
(IN THOUSANDS)                          1999                     1998
---------------------------------------------------------------------------
                                CARRYING  ESTIMATED    CARRYING  ESTIMATED
                                 AMOUNT   FAIR VALUE    AMOUNT   FAIR VALUE
---------------------------------------------------------------------------
Balance Sheet - Financial
  Instruments:
    Fixed rate long-term debt   $250,496   $236,686    $251,449   $231,778

     The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair values due to the short-term maturities of these instruments. Variable rate long-term debt instruments are estimated to approximate fair values as rates are tied to short-term indices.

     The Company also has a long-term note receivable with a related party which, due to its maturity in February 2001, has a carrying value that approximates fair value.

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

     At December 31, 1999, the Company's hedging activities had open futures contracts maturing in 2000 covering 50,000 barrels of heating oil and 38,000 barrels of crude oil. At December 31, 1998, the Company's hedging activities had futures contracts maturing in 1999 covering 78,000 barrels of heating oil and options had been sold on 700,000 barrels of crude oil. The crude oil options expired unexercised in January 1999 with a realized premium of $177,000. The crude oil futures contracts qualify as hedges and any gains or losses resulting from market changes are substantially offset by losses or gains on the Company's hedging contracts. Gains and losses on hedging contracts are deferred and reported as a component of the related transaction. Gains and losses from market changes on contracts not qualifying for hedge accounting are recognized immediately in operations. Net deferred losses for the Company's petroleum hedging activities were approximately $331,000 and $159,000 at December 31, 1999 and 1998, respectively.

     The Company is exposed to loss in the event of nonperformance by the other parties to these contracts. The Company does not anticipate, however, nonperformance by the counterparties.

NOTE 11-INCOME TAXES:

     The provision (benefit) for income taxes is comprised of the following:

                                                 YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------
(IN THOUSANDS)                                1999        1998        1997
---------------------------------------------------------------------------
Current:    Federal                         $   532     $  1,406    $ 3,367
            State                                14            5        758
Deferred:   Federal                           3,412       (2,787)     4,689
            State                             1,720         (133)       992
---------------------------------------------------------------------------
                                            $ 5,678     $ (1,509)   $ 9,806
===========================================================================

     Income taxes paid in 1999, 1998 and 1997 were $2,099,000, $1,468,000 and
$2,785,000, respectively.

     A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows:

                                                 YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------
(IN THOUSANDS)                                1999        1998        1997
---------------------------------------------------------------------------
Income taxes at the statutory
  U.S. federal income tax rate of 35%       $ 5,760     $ (1,304)   $ 8,785
Increase (decrease) in taxes resulting from:
  State taxes, net                              795         (135)     1,191
  Resolution of tax matters                    (320)
  General business credits, net                (205)        (182)      (100)
  Other, net                                   (352)         112        (70)
---------------------------------------------------------------------------
                                            $ 5,678     $ (1,509)   $ 9,806
===========================================================================

     Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes, as well as available tax credit carryforwards. The tax effected temporary differences and credit carryforwards which comprise deferred taxes are as follows:

                                  DECEMBER 31, 1999                DECEMBER 31, 1998
-----------------------------------------------------------------------------------------
(IN THOUSANDS)               ASSETS  LIABILITIES  TOTAL     ASSETS   LIABILITIES   TOTAL
-----------------------------------------------------------------------------------------
Nondeductible accruals for
  uncollectible receivables  $   163             $    163   $   111              $    111
Insurance accruals               494                  494       915                   915
Insurance settlements            649                  649       273                   273
Contribution carryover           154                  154
Other reserves                 1,043                1,043       611                   611
Inventory costs capitalized
  for income tax purposes        159                  159       246                   246
Nondeductible accrual for
  lower of cost or market
  adjustment to inventory         40                   40     4,469                 4,469
-----------------------------------------------------------------------------------------
    Total current              2,702                2,702     6,625                 6,625
-----------------------------------------------------------------------------------------
Other nondeductible accruals   1,080  $   (292)       788       382   $   (388)        (6)
Accelerated plant costs                   (539)      (539)                (944)      (944)
Deferred lease payments          317                  317
Operating lease                                                           (783)      (783)
Accelerated depreciation               (41,756)   (41,756)             (33,806)   (33,806)
Other                                     (703)      (703)              (1,601)    (1,601)
Tax credit carryforwards      13,891               13,891    10,347                10,347
-----------------------------------------------------------------------------------------
    Total noncurrent          15,288   (43,290)   (28,002)   10,729    (37,522)   (26,793)
-----------------------------------------------------------------------------------------
Total                        $17,990  $(43,290)  $(25,300)  $17,354   $(37,522)  $(20,168)
=========================================================================================

     At December 31, 1999, the Company had a minimum tax credit carryforward of approximately $9,562,000 available to offset future income taxes payable to the extent regular income taxes payable exceeds alternative minimum taxes payable. Minimum tax credits can be carried forward indefinitely. At December 31, 1999, the Company also had approximately $396,000 in state net operating loss carryforwards available.

     At December 31, 1999, the Company had approximately $3,933,000 of general business credits available to offset future regular taxes payable. Pursuant to Federal income tax law, these carryover credits must be used before any minimum tax credit carryforward can be used. Of the total general business credits available, $1,046,000 will expire in 2008, $1,341,000 will expire in 2009, $1,154,000 will expire in 2010, $98,000 will expire in 2011, $89,000 will expire in 2012 and $205,000 will expire in 2014.

NOTE 12-EMPLOYEE STOCK OWNERSHIP PLAN:

     The Company and its subsidiaries have an Employee Stock Ownership Plan ("ESOP") which is a noncontributory defined contribution plan established primarily to acquire shares of the Company's common stock for the benefit of all eligible employees. At December 31, 1999 and 1998, the ESOP's assets included 1,339,932 and 1,149,739 shares of the Company's common stock, respectively. All of these shares have been allocated or will be allocated to the participants accounts effective as of December 31, 1999. In addition to investments in the Company's common stock, the ESOP is invested in a balanced mutual fund. Contributions to the ESOP are made at the discretion of the Company's Board of Directors. The Company made contributions of $3,000,000, $0, and $536,000 to the ESOP for 1999, 1998 and 1997, respectively. Allocations to participant accounts are made on a formula based on the ratio that each participant's compensation, during the plan year, bears to the compensation of all such participants. The Company treats all ESOP shares as outstanding for earnings per share purposes.

NOTE 13-401(k) PLAN:

     The Company has a 401(k) retirement plan for its employees who meet plan eligibility requirements. The Company matches the employee's contributions at a rate of 50% up to a maximum of 6% of the employee's annual compensation, subject to a per participant maximum contribution amount. For the years ended December 31, 1999, 1998, and 1997, the Company expensed $1,388,000, $1,300,000 and $930,000, respectively, for matching contributions under this plan.

NOTE 14-STOCK INCENTIVE PLANS:

     At a Special Meeting of Stockholders held on June 26, 1998, the stockholders of the Company approved the Giant Industries, Inc. 1998 Stock Incentive Plan (the "1998 Plan"). Under the 1998 Plan, shares of the Company's common stock are authorized to be issued to deserving employees in connection with awards of options, appreciation rights, restricted shares, performance shares or performance units, all as defined in the 1998 Plan. Appreciation rights, performance shares and performance units may be settled in cash, common shares of the Company or any combination thereof.

     The total number of shares available for grant under the 1998 Plan during 1998 was 440,000 shares. Thereafter, commencing January 1, 1999 and continuing through the term of the plan, 2% of the total number of common shares outstanding as of the first day of each calendar year are available for grant, which amount was 216,775 shares for 1999, subject to a 400,000 share annual limitation on the number of common shares available for the grant of options that are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code. Common shares available for grant in any particular calendar year which are not, in fact, granted in such year cannot be added to the common shares available for grant in any subsequent calendar year.

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

     On December 31, 1999, 100,000 nonqualified stock options were granted under the 1998 Plan, 50,000 stock options at an exercise price of $12.00 per share and 50,000 stock options at $18.50 per share. The stock options were granted to two employees who had been granted an equal number of Phantom Stock units under the Giant Industries, Inc. 1998 Phantom Stock Plan (the "Phantom Stock Plan"), which was terminated by the Company in 1999. Each Phantom Stock unit was equivalent to one share of the Company's common stock. The stock options were granted under the original terms of the Phantom Stock Plan grant as to exercise price, vesting and expiration date. The exercise prices exceeded the fair market value at the date of grant, 60,000 options became vested on the grant date, and the remaining options vest in varying amounts, and at various times, through December 31, 2001. All of the options expire on February 1, 2008. No other awards were outstanding under the Phantom Stock Plan at the time of its termination.

     Under the Company's 1989 Stock Incentive Plan (the "1989 Plan"), 500,000 shares of the Company's common stock were authorized to be issued to deserving employees in the form of options and/or restricted stock. At December 31, 1999, there were no shares available for future grants under the 1989 Plan.

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

     The following summarizes stock option transactions under the 1989 and 1998 Plans:


OPTIONS OUTSTANDING AT                SHARES      WEIGHTED AVERAGE EXERCISE PRICE
---------------------------------------------------------------------------------
January 1, 1997                       267,007                 $ 8.37
   Exercised                          (11,000)                  7.52
                                     --------
December 31, 1997                     256,007                   8.40
   Granted                            177,401                   9.34
   Forfeited                           (2,000)                  5.25
                                     --------
December 31, 1998                     431,408                   8.80
   Granted                            100,000                  15.25
   Exercised                         (120,857)                  8.86
                                     --------
December 31, 1999                     410,551                 $10.36
                                     ========
Options exercisable at December 31:
   1999                               252,285                 $ 9.80
   1998                               254,007                   8.43
   1997                               256,007                   8.40

     The following summarizes information about stock options outstanding under the 1989 and 1998 Plans at December 31, 1999:

          Options Outstanding                     Options Exercisable
--------------------------------------------------------------------------
                                  Weighted
   Weighted                       Average                      Weighted
   Average         Number        Remaining        Number       Average
Exercise Price  Outstanding  Contractual Life  Exercisable  Exercise Price
--------------------------------------------------------------------------
     $10.50          5,000        0.6 Years         5,000       $10.50
      10.63         26,000        1.2 Years        26,000        10.63
       5.25         25,400        2.3 Years        25,400         5.25
       7.75         71,750        3.3 Years        71,750         7.75
      10.38          5,000        4.2 Years         5,000        10.38
      15.25        100,000        8.1 Years        60,000        14.17
       9.34        177,401        8.6 Years        59,135         9.34
                   -------                        -------
     $10.36        410,551        6.0 Years       252,285       $ 9.80
                   =======                        =======

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock Based Compensation." The Company has determined that it will not change to the fair value method prescribed in the Statement and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock based compensation.

     The Company has adopted the disclosure-only provisions of SFAS No. 123. If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards granted in 1998 and 1999, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share for the year ended December 31, 1999, would have decreased by approximately $497,000 and $0.05 per share and the Company's net loss and loss per share for the year ended December 31, 1998, would have increased approximately $33,000 and $0.003 per share.

     The pro forma effects of applying SFAS No. 123 in this disclosure are not necessarily indicative of future amounts.

     The estimated weighted average fair values of options granted during 1999 and 1998 were $9.14 and $5.40 per share, respectively, and were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

------------------------------------------------------------
                                              1999     1998
------------------------------------------------------------
Expected life in years                          8        7
Risk-free interest rate                       6.5%       6%
Volatility                                     45%      38%
Dividend yield                                         1.2%
</TABLE

NOTE 15-PHANTOM STOCK PLAN:

     On December 11, 1997, the Board of Directors of the Company adopted the
Phantom Stock Plan to become effective on January 30, 1998. In 1999, the
Phantom Stock Plan was terminated.

     In 1998, a total of 100,000 Phantom Stock units were granted to two employees of the Company. A grant of 25,000 units to each individual was made at an exercise price of $12.00 per unit and a separate grant of 25,000 units to each individual was made at $18.50 per unit. These units were terminated due to the termination of the Phantom Stock Plan. To replace these units, the individuals involved were granted stock options under the Company's 1998 Plan.
The individuals involved consented to the termination of the Phantom Stock Plan and the awards outstanding under the Plan.


NOTE 16-INTEREST, OPERATING LEASES AND RENT EXPENSE:

     Interest paid and capitalized for 1999 was $24,176,000 and $183,000, for 1998 was $25,358,000 and $373,000 and for 1997 was $13,075,000 and $333,000,
respectively.

     As discussed in Note 3, on December 31, 1998, the Company and FFCA completed a sale-leaseback transaction. Under the terms of the Agreement, FFCA purchased 83 service station/convenience stores from the Company and the Company in turn leased the 83 service station/convenience stores back from FFCA under an operating lease arrangement with an initial term of 15 years and three separate options to continue the lease for successive periods of five years. In the second half of 1999, the Company reacquired 24 of the service station/convenience stores for approximately $13,711,000, which was the original selling price of these properties.

     The Company is committed to annual minimum rentals under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1999 as follows:


(In thousands)          Land, building, machinery and equipment leases
----------------------------------------------------------------------
2000                                       $ 8,030
2001                                         7,120
2002                                         6,351
2003                                         5,621
2004                                         5,281
2005-2013                                   46,793
----------------------------------------------------------------------
Total minimum payments required            $79,196
======================================================================

     Total rent expense was $12,134,000, $5,624,000, and $3,354,000 for 1999,
1998 and 1997, respectively.

NOTE 17-COMMITMENTS AND CONTINGENCIES:

     Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company's business, including those matters described below, are pending against the Company and certain of its subsidiaries. Certain of these matters involve or may involve significant claims for compensatory, punitive or other damages. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at December 31, 1999, which may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company's recorded accruals should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of these matters could result in a material adverse effect on the Company's results of operations for a particular reporting period.

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

     On October 1, 1999, the State of New Mexico filed a lawsuit in the United States District Court for the District of New Mexico, and a separate lawsuit in the Second Judicial District Court, County of Bernalillo, State of New Mexico, against numerous entities, including General Electric Company, ACF Industries, Inc., Chevron Corporation, Texaco Refining and Marketing, Inc., Phillips Petroleum Company, Ultramar Diamond Shamrock Corporation, the United States Department of Energy, the United States Department of Defense, the United States Air Force and the Company. The lawsuits relate to alleged releases of pollutants at the South Valley Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") Superfund Site in Albuquerque, New Mexico (the "South Valley Superfund Site"). The South Valley Superfund Site includes contamination that allegedly originated from a number of facilities, including a GE Aircraft Engines/U.S. Air Force facility and a petroleum products terminal (the "Albuquerque Terminal"), which was acquired by the Company in 1995 from Texaco Refining and Marketing, Inc. ("Texaco"). The lawsuits allege that the defendants released or threatened to release hazardous substances into the environment, causing injury to surface water, groundwater and soil at the South Valley Superfund Site, which are natural resources of the state. In the federal court lawsuit, the state seeks monetary damages under CERCLA for all past, present and future damages to these natural resources, plus interest, costs and attorneys' fees. The state court complaint contains state law claims for trespass, public nuisance, interference with natural resources held in trust by the state, negligence, strict liability, unjust enrichment and punitive damages. The state seeks various monetary damages in connection with these claims, including natural resources damages, loss of use of property and natural resources, loss of tax revenues, lost profits, punitive damages and attorneys' fees and costs. Since its original filing, the state court complaint has been removed to federal court. The Company, along with certain other defendants, has filed a motion to dismiss the state law claims. Although neither complaint calculates the amount of damages being sought by the state, a preliminary assessment report on alleged damages to natural resources, dated December 1998, issued by the New Mexico Office of the Natural Resources Trustee estimated these damages at $260,000,000. Liability for natural resource damages under CERCLA is joint and several such that a responsible party may be liable for all natural resource damages at a site even though it was responsible for only a small part of such damages.

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

     In 1973, the Company constructed the Farmington refinery that was operated until 1982. The Company became aware of soil and shallow groundwater contamination at this facility in 1985. The Company hired environmental consulting firms to investigate the contamination and undertake remedial action. The consultants identified several areas of contamination in the soils and shallow groundwater underlying the Farmington property. A consultant to the Company has indicated that contamination attributable to past operations at the Farmington property has migrated off the refinery property, including a hydrocarbon plume that appears to extend no more than 1,800 feet south of the refinery property. Remediation activities are ongoing by the Company under the supervision of the New Mexico Oil Conservation Division ("OCD"), although no cleanup order has been received. The Company had reserved approximately $1,000,000 for possible environmental expenditures relating to its Farmington property, of which approximately $570,000 still remains.

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

     The Landfill was added to the National Priorities List as a CERCLA Superfund site in 1990. In connection with this listing, the Environmental Protection Agency ("EPA") defined the site as the Landfill and the Landfill's associated groundwater plume. EPA excluded any releases from the Farmington refinery itself from the definition of the site. In May 1991, EPA notified the Company that it may be a potentially responsible party under CERCLA for the release or threatened release of hazardous substances, pollutants or contaminants at the Landfill.

     BLM made a proposed plan of action for the Landfill available to the public in 1996. Remediation alternatives examined by BLM in connection with the development of its proposed plan ranged in projected cost from no cost to approximately $14,500,000. BLM proposed the adoption of a remedial action alternative that it believes would cost approximately $3,900,000 to implement.

     BLM's $3,900,000 cost estimate is based on certain assumptions which may or may not prove to be correct and is contingent on confirmation that the remedial actions, once implemented, are adequately addressing Landfill contamination. For example, if assumptions regarding groundwater mobility and contamination levels are incorrect, BLM is proposing to take additional remedial actions with an estimated cost of approximately $1,800,000.

     BLM has received public comment on its proposed plan. The final remedy for the site, however, has not yet been selected. It is anticipated that the final remedy will be selected in 2000. In 1989, a consultant to the Company estimated, based on various assumptions, that the Company's share of potential liability could be approximately $1,200,000. This figure was based upon estimated Landfill remediation costs significantly higher than those being proposed by BLM. The figure was also based on the consultant's evaluation of such factors as available clean-up technology, BLM's involvement at the site and the number of other entities that may have had involvement at the site, but did not include an analysis of all of the Company's potential legal defenses and arguments, including possible setoff rights.

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

     In connection with the acquisition of the Bloomfield refinery, the Company assumed certain environmental obligations including Bloomfield Refining Company's ("BRC") obligations under an Administrative Order issued by EPA in 1992 pursuant to the Resources Conservation and Recovery Act (the "Order"). The Order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. The Company established an environmental reserve of $2,250,000 in connection with this matter, of which approximately $1,600,000 still remains.

     The Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank (the "Tank") that was located in Bloomfield, New Mexico. The Company believes that all or a portion of the Tank and the 5.5 acres owned by the Company on which the Tank was located may have been a part of a refinery, owned by various other parties, that, to the Company's knowledge, ceased operations in the early 1960s. The Company submitted a work plan to define the extent of petroleum contamination in the soil and groundwater, which was approved by OCD subject to certain conditions. One of the conditions required the Company to submit a comprehensive report on all site investigations to OCD by January 14, 2000. The Company filed the required report on January 13, 2000. Based upon the report, it appears possible that contaminated groundwater is contained within the property boundaries and does not extend offsite. It is anticipated that OCD will not require remediation of offsite soil based upon the low contaminant levels found there. The Company previously estimated cleanup costs at $250,000 and an environmental reserve in that amount was created, of which $238,000 remains. If OCD adopts the remediation alternative proposed by the Company, the Company anticipates that the cost of remediation will be closer to $100,000. The Company, however, does not know whether OCD will adopt the Company's remediation proposal.

     The Company is in receipt of a Notice of Violation, dated February 9, 1993, from the New Mexico Environment Department ("NMED") alleging that the Company failed to comply with certain notification requirements contained in one of the permits applicable to the Ciniza refinery's land treatment facility. As a result, the Company and NMED are negotiating a plan for closure of the land treatment facility. It is anticipated that the costs associated with implementing the type of closure plan under discussion would be approximately $400,000. An estimated $100,000 of this amount would be spent in 2000, with the remainder spent over a period of approximately
30 years.

     The Company has an environmental liability accrual of approximately $2,400,000. Approximately $800,000 relates to ongoing environmental projects, including the remediation of a hydrocarbon plume that appears to extend no more than 1,800 feet south of the inactive Farmington refinery and hydrocarbon contamination on and adjacent to the 5.5 acres the Company owns in Bloomfield, New Mexico. The remaining $1,600,000 relates to certain environmental obligations assumed in the acquisition of the Bloomfield refinery. The environmental accrual is recorded in the current and long-term sections of the Company's Consolidated Balance Sheets.

     The Company has received several tax notifications and assessments from the Navajo Tribe relating to Company operations outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1,800,000 severance tax assessment (including interest and penalties through the date of the assessment) issued in November 1991, and a $3,400,000 severance tax assessment (including interest and penalties through the date of the assessment) issued in May 1999, both of which relate to crude oil removed from properties located within this area. The Company has invoked its appeal rights with the Tribe's Tax Commission in connection with the assessments and intends to oppose the assessments. Although it is probable that the Company will incur liability in connection with tax notifications and assessments from the Navajo Tribe relating to the area of disputed jurisdiction, it is not possible to precisely estimate the amount of any obligation for such taxes at this time because the Navajo Tribe's legal authority to impose taxes throughout this area has not been legally established and all potentially-applicable factual issues have not been resolved. The Company has accrued a liability for assessments that it has received from the Navajo Tribe for substantially less than the amount of the assessments. It is possible that the Company's assessments will have to be litigated by the Company before final resolution. In addition, the Company may receive further tax assessments. The Company may potentially be able to request reimbursement from certain third party oil lease interest owners in connection with any severance tax amounts ultimately paid by the Company that relate to purchases from the interest owners. The Company intends to continue purchasing activities in the area of disputed jurisdiction.

     The Company is subject to various federal and state programs relating to the composition of motor fuels. In December 1999, EPA issued a rule which requires refiners to reduce the sulfur content of gasoline to 30 parts per million ("ppm") by 2006 unless they qualify for an extension of this deadline. The Company may be eligible for an extension of up to one year under a provision pertaining to gasoline produced or sold in certain designated geographic areas, including three states in which the Company markets its gasoline. It is anticipated that the Company will incur costs in the approximate amount of $3,500,000 to purchase the equipment necessary to produce gasoline with a 30 ppm sulfur content at its refineries.

     The federal Clean Air Act requires the sale of reformulated gasoline ("RFG") in certain designated areas of the country. Motor fuels produced by the Company's refineries are not sold in any such areas. Arizona, however, has adopted a cleaner burning gasoline ("CBG") program. The Company does not presently manufacture gasolines that satisfy Arizona CBG specifications. The specifications are currently applicable to gasolines sold or used in Maricopa County and a portion of Yavapai County, and are expected to become effective in Pinal County by 2001. The Company operates approximately 25 service stations in these areas, and also conducts wholesale marketing operations there. The Company currently does not intend to make the changes necessary to produce CBG because the capital costs associated with manufacturing large quantities of such gasolines would be significant in amounts not determined by the Company. The Company has the ability to purchase or exchange for these gasolines to supply its operations in the CBG areas, including Pinal County. It is possible that additional legislation or regulations affecting motor fuel specifications may be adopted that would impact geographic areas in which the Company markets its products.

NOTE 18-QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                  Year Ended December 31, 1999
---------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                      Quarter
---------------------------------------------------------------------------------------------------
                                                              First    Second    Third     Fourth
---------------------------------------------------------------------------------------------------
Net revenues                                                $149,021  $201,182  $214,503   $217,977
Cost of products sold                                         99,687   137,339   160,064    170,436
---------------------------------------------------------------------------------------------------
Gross margin                                                  49,334    63,843    54,439     47,541
---------------------------------------------------------------------------------------------------
Operating expenses                                            27,084    29,012    28,771     30,307
Depreciation and amortization                                  7,338     7,841     7,487      8,463
Selling, general and administrative expenses                   7,938     7,388     7,296      6,448
Loss on write-off of assets                                              1,950                 437
Net earnings (loss)                                              858     7,405     3,465       (950)
Net earnings (loss) per common share - basic                $   0.08  $   0.68  $   0.32   $  (0.09)
Net earnings (loss) per common share - assuming dilution    $   0.08  $   0.68  $   0.32   $  (0.09)

                                                                  Year Ended December 31, 1998
---------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                       Quarter
---------------------------------------------------------------------------------------------------
                                                             First(1)  Second(1)  Third(1)  Fourth(1)
---------------------------------------------------------------------------------------------------
Net revenues                                                $145,716  $157,014  $167,461   $172,313
Cost of products sold                                        105,752   112,748   119,139    127,297
---------------------------------------------------------------------------------------------------
Gross margin                                                  39,964    44,266    48,322     45,016
---------------------------------------------------------------------------------------------------
Operating expenses                                            24,893    24,261    26,424     27,629
Depreciation and amortization                                  6,789     6,774     7,664      7,939
Selling, general and administrative expenses                   5,815     6,237     7,485(2)   5,751(2)
Net earnings (loss).                                          (1,682)      759       421     (1,715)
Net earnings (loss) per common share - basic                $  (0.15) $   0.07  $   0.04   $  (0.16)
Net earnings (loss) per common share - assuming dilution    $  (0.15) $   0.07  $   0.04   $  (0.16)
Dividends declared per common share                         $   0.05  $   0.05  $   0.05

(1) The results of operations of the Acquisitions are included from the date of purchase. (See Note 3.)
(2) Selling, general and administrative expenses include costs associated with the terminated merger with Holly Corporation of approximately $1,053,000 and $302,000 in the third and fourth quarters of 1998, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                  PART III


     Certain information required by Part III is omitted from this Report by virtue of the fact that the Registrant will file with the Securities and Exchange Commission a definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 11, 2000 pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information to be included therein is incorporated herein by reference. The Company expects to disseminate the Proxy Statement to stockholders on or about March 30, 2000.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to the information contained in the Proxy Statement under the caption "Election of Directors."

     The information concerning the Company's executive officers required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Registrant," following Item 4.

     The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the information contained in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the information contained in the Proxy Statement under the captions "Election of Directors," "Security Ownership of Management" and "Shares Owned by Certain Shareholders."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the information contained in the Proxy Statement under the captions "Compensation Committee Interlocks and Insider Participation," "Certain Transactions" and "Indebtedness of Management."

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1)  The following financial statements are included in Item 8:

            (i)   Independent Auditors' Report

            (ii)  Consolidated Balance Sheets - December 31, 1999 and 1998

            (iii) Consolidated Statements of Earnings (Loss) - Years ended
                  December 31, 1999, 1998 and 1997

            (iv) Consolidated Statements of Stockholders' Equity - Years ended December 31, 1999, 1998 and 1997

            (v) Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

            (vi)  Notes to Consolidated Financial Statements

       (2) Financial Statement Schedule. The following financial statement schedule of Giant Industries, Inc. for the years ended December 31, 1999, 1998 and 1997 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Giant Industries, Inc.

                  Independent Auditors' Report on Schedule.............S-1

                  Schedule II - Valuation and Qualifying Accounts......S-2

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

     Contracts with management and any compensatory plans or arrangements relating to management are as follows:

 EXHIBIT
   NO.                              DESCRIPTION

  10.3 Giant Industries, Inc., 1998 Phantom Stock Plan. Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

  10.4 Giant Industries, Inc. 1998 Stock Incentive Plan. Incorporated by reference to Appendix H to the Joint Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4 under the Securities Act of 1933 as filed May 4, 1998, File No. 333-51785.

  10.5 1989 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10398.

  10.6    Amendment No. 1 dated August 14, 1996, to 1989 Stock Incentive
          Plan. Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-10398.

  10.7 Amended 1988 Restricted Stock Plan of the Company. Incorporated by reference to Exhibit 10.3 to Form S-1.

  10.8 1989 Stock Option Plan of the Company. Incorporated by reference to Exhibit 10.4 to Form S-1.

  10.9 ESOP Substitute Excess Deferred Compensation Benefit Plan. Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10398.

  10.33 Employment Agreement made and entered into as of May 7, 1997, between Leroy Crow and Phoenix Fuel Co., Inc.

  10.34 Employment Agreement made and entered into as of May 7, 1997, between Gary Dalke and Phoenix Fuel Co., Inc.

  10.35 Employment Agreement made and entered into as of May 7, 1997, between Jack Keller and Phoenix Fuel Co., Inc.

  10.36   Employment Agreement dated as of December 11, 1997, between
          James E. Acridge and the Company. Incorporated by reference to
          Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

  10.37 Employment Agreement dated as of December 11, 1997, between Fredric L. Holliger and the Company. Incorporated by reference to
          Exhibit 10.24 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

  10.38   Employment Agreement dated as of December 11, 1997, between
          Morgan Gust and the Company. Incorporated by reference to Exhibit
          10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.
_________________________________

     Form S-1 - Refers to the Form S-1 Registration Statement under the Securities Act of 1933 as filed October 16, 1989, File No. 33-31584.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended December 31, 1999.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GIANT INDUSTRIES, INC.

                              By:  /s/ James E. Acridge
                                 --------------------------------
                                 James E. Acridge
                                 Chairman of the Board, President
                                    and Chief Executive Officer
March 22, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/  James E. Acridge
-------------------------------
James E. Acridge, Chairman of the Board,
President, Chief Executive Officer
and Director

March 22, 2000


/s/  Fredric L. Holliger
-------------------------------
Fredric L. Holliger, Executive Vice President,
Chief Operating Officer and Director

March 22, 2000


/s/  Mark B. Cox
-------------------------------
Mark B. Cox, Vice President, Treasurer,
Financial Officer and Assistant Secretary

March 22, 2000


/s/  Gary R. Dalke
-------------------------------
Gary R. Dalke, Vice President,
Controller, Accounting Officer and
Assistant Secretary

March 22, 2000

/s/  Anthony J. Bernitsky
-------------------------------
Anthony J. Bernitsky, Director

March 22, 2000


/s/  F. Michael Geddes
-------------------------------
F. Michael Geddes, Director

March 22, 2000


/s/  Harry S. Howard, Jr.
-------------------------------
Harry S. Howard, Jr., Director

March 22, 2000


/s/  Richard T. Kalen, Jr.
-------------------------------
Richard T. Kalen, Jr., Director

March 22, 2000

                       INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Giant Industries, Inc.
Scottsdale, Arizona


     We have audited the consolidated financial statements of Giant Industries, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated March 6, 2000; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 6, 2000

                                                                                  SCHEDULE II
                            GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                               VALUATION AND QUALIFYING ACCOUNTS
                              THREE YEARS ENDED DECEMBER 31, 1999
                                        (IN THOUSANDS)


                                   BALANCE AT     CHARGED
                                   BEGINNING      TO COSTS                      BALANCE AT
                                   OF PERIOD    AND EXPENSES    DEDUCTION(a)   END OF PERIOD
--------------------------------------------------------------------------------------------
Year ended December 31, 1999:
Allowance for doubtful accounts      $ 460         $ 501         $(370)           $ 591
============================================================================================

Year ended December 31, 1998:
Allowance for doubtful accounts      $ 464         $ 227         $(231)           $ 460
============================================================================================

Year ended December 31, 1997:
Allowance for doubtful accounts      $ 254         $ 281         $ (71)           $ 464
============================================================================================

(a) Deductions are specific trade accounts determined to be uncollectible.

                              GIANT INDUSTRIES, INC.
                            ANNUAL REPORT ON FORM 10-K
                           YEAR ENDED DECEMBER 31, 1999

                                INDEX TO EXHIBITS

DEFINITIONS:

     Form S-1 - Refers to the Form S-1 Registration Statement under the Securities Act of 1933 as filed October 16, 1989, File No. 33-31584.

     Amendment No. 3 - Refers to the Amendment No. 3 to Form S-1 Registration Statement under the Securities Act of 1933 as filed December 12, 1989,
File No. 33-31584.

     Form S-3 - Refers to the Form S-3 Registration Statement under the Securities Act of 1933 as filed September 22, 1993, File No. 33-69252.

EXHIBIT NO.                         DESCRIPTION

   2.1 Definitive Agreement dated April 18, 1997, by and between Giant Four Corners, Inc., as "Buyer", and Thriftway Marketing Corp. and Clayton Investment Company, collectively, as "Seller". Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K for the period May 28, 1997, File No. 1-10398.

   2.2 Stock Purchase Agreement dated April 30, 1997, by and among Phoenix Fuel Co., Inc., (the "Company"), J. W. Wilhoit, as Trustee of the Wilhoit Trust Agreement Dated 12/26/74, Katherine
            C. Lahowetz, as Trustee of the Theresa Ann Wilhoit Grantor Retained Annuity Trust Dated 4/4/97, Katherine C. Lahowetz, and Katherine C. Lahowetz, as Custodian for the Benefit of Emily Lahowetz, a minor (collectively, the "Shareholders") and Giant Industries Arizona, Inc., (the "Purchaser"). Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K for the period June 3, 1997, File No. 1-10398.

   3.1 Restated Certificate of Incorporation of Giant Industries, Inc., a Delaware corporation. Incorporated by reference to
            Exhibit 3.1 to Amendment No. 3.

   3.2* Bylaws of Giant Industries, Inc., a Delaware corporation, as amended September 9, 1999.

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

   3.9 Articles of Incorporation of Giant Stop-N-Go of New Mexico, Inc. Incorporated by reference to Exhibit 3.9 to Form S-3.

   3.10 Bylaws of Giant Stop-N-Go of New Mexico, Inc. Incorporated by reference to Exhibit 3.10 to Form S-3.

   3.11     Articles of Incorporation of Giant Four Corners, Inc.
            Incorporated by reference to Exhibit 3.11 to Form S-3.

   3.12 Bylaws of Giant Four Corners, Inc. Incorporated by reference to Exhibit 3.12 to Form S-3.

   3.13 Articles of Incorporation of Giant Mid-Continent, Inc. Incorporated by reference to Exhibit 3.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-10398.

   3.14 Bylaws of Giant Mid-Continent, Inc. Incorporated by reference to Exhibit 3.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-10398.

   3.15 Articles of Incorporation of San Juan Refining Company. Incorporated by reference to Exhibit 3.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-10398.

   3.16 Bylaws of San Juan Refining Company. Incorporated by reference to Exhibit 3.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-10398.

   3.17     Articles of Incorporation of Phoenix Fuel Co., Inc.
            Incorporated by reference to Exhibit 3.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

   3.18 Amended Bylaws of Phoenix Fuel Co., Inc. Incorporated by reference to Exhibit 3.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

   3.19 Articles of Incorporation of DeGuelle Oil Company. Incorporated by reference to Exhibit 3.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

   3.20     Bylaws of DeGuelle Oil Company. Incorporated by reference to
            Exhibit 3.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

   3.21*    Articles of Incorporation of Giant Pipeline Company.

   3.22*    Bylaws of Giant Pipeline Company.

   4.1 Indenture dated as of November 29, 1993 among the Company, as Issuer, the Subsidiary Guarantors, as guarantors, and NBD Bank, National Association, as Trustee, relating to $100,000,000 of 9 3/4% Senior Subordinated Notes due 2003. Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated November 29, 1993, File No. 1-10398.

   4.2 Indenture dated as of August 26, 1997, among the Company, as Issuer, the Subsidiary Guarantors, as guarantors, and The Bank of New York, as Trustee, relating to $150,000,000 of 9% Senior Subordinated Notes due 2007. Incorporated by reference to Exhibit
            4.8 to the Company's Registration Statement on Form S-4 under the Securities Act of 1933 as filed October 9, 1997, File No. 333-37561.

   10.1     Credit Agreement dated December 23, 1998, among Giant
            Industries, Inc., the Financial Institutions parties hereto and Bank of America National Trust and Savings Association, as Administrative Agent and as Letter of Credit Issuing Bank. Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

   10.2* First Amendment dated December 17, 1999 to Credit Agreement dated December 23, 1998, among Giant Industries, Inc., the Financial Institutions parties hereto and Bank of America National Trust and Savings Association, as Administrative Agent and as Letter of Credit Issuing Bank.

   10.3 Giant Industries, Inc., 1998 Phantom Stock Plan. Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

   10.4 Giant Industries, Inc. 1998 Stock Incentive Plan. Incorporated by reference to Appendix H to the Joint Proxy
            Statement/Prospectus included in the Company's Registration Statement on Form S-4 under the Securities Act of 1933 as filed May 4, 1998, File No. 333-51785.

   10.5 1989 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10398.

   10.6 Amendment No. 1 dated August 14, 1996, to 1989 Stock Incentive Plan. Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-10398.

   10.7 Amended 1988 Restricted Stock Plan of the Company. Incorporated by reference to Exhibit 10.3 to Form S-1.

   10.8 1989 Stock Option Plan of the Company. Incorporated by reference to Exhibit 10.4 to Form S-1.

   10.9 ESOP Substitute Excess Deferred Compensation Benefit Plan. Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10398.

   10.10    Purchase Agreement dated November 29, 1990, between Giant
            Arizona and Prime Pinnacle Peak Properties Limited Partnership. Incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.

   10.11 Escrow Instructions dated January 7, 1991, between Prime Pinnacle Peak Properties Limited Partnership and Giant Arizona. Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.

   10.12 Real Estate Purchase Agreement dated October 5, 1997 between Pinnacle Sonoran Desert Properties, L.L.C. ("Seller") and Giant Industries Arizona, Inc. ("Purchaser"). Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

   10.13 Amendment dated October 16, 1997, to Real Estate Purchase Agreement dated October 5, 1997 between Pinnacle Sonoran Desert Properties, L.L.C. ("Seller") and Giant Industries Arizona, Inc. ("Purchaser"). Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

   10.14 Second Amendment dated April 21, 1998, to Real Estate Purchase Agreement dated October 5, 1997 between Pinnacle Sonoran Desert Properties, L.L.C. ("Seller") and Giant Industries Arizona, Inc. ("Purchaser"). Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

   10.15 Agreement for Leasing of Service Station Site dated March 1, 1991, between Giant Arizona and Prime Pinnacle Peak Properties Limited Partnership. Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.

   10.16 First Amendment to Agreement for Leasing of Service Station Site dated March 1, 1991, between Giant Arizona and Prime Pinnacle Peak Properties Limited Partnership. Incorporated by reference to
            Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File 1-10398.

   10.17 Retail Lease dated July 1, 1998, between Pinnacle Citadel LLC ("Landlord") and Giant Industries Arizona, Inc. ("Tenant"). Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

   10.18 Retail Lease dated July 1, 1998, between Pinnacle Citadel LLC ("Landlord") and Giant Industries Arizona, Inc. ("Tenant"). Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

   10.19 Retail Sublease dated July 1, 1998 between Giant Industries Arizona, Inc. ("Lessor") and Pinnacle Inn at the Citadel LLC ("Tenant"). Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

   10.20 Sale and Lease Agreement dated December 31, 1998, by and among FFCA Capital Holding Corporation ("Buyer") and Giant Industries Arizona, Inc. and Giant Four Corners, Inc. (individually called "Seller" and collectively called "Sellers"). Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

   10.21 Aircraft Lease Purchase Agreement dated as of June 21, 1991, between Metlife Capital Corporation and the Company. Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1991, File No. 1-10398.

   10.22 Agreement dated September 17, 1998, between James E. Acridge ("Borrower") and Giant Industries, Inc. ("Lender"). Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

   10.23 Promissory Note for $4,000,000 dated September 17, 1998, from James E. Acridge to Giant Industries, Inc. Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

   10.24 Modification Agreement dated December 23, 1998, to Promissory Note for $4,000,000 dated September 17, 1998, from James E. Acridge to Giant Industries, Inc. Incorporated by reference to
            Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

   10.25 Amended and Restated Promissory Note for $5,000,000 dated December 23, 1998, from James E. Acridge to Giant Industries, Inc. Incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

   10.26* Amended and Restated Loan Agreement dated March 20, 2000, between James E. Acridge ("Borrower") and Giant Industries, Inc. ("Lender").

   10.27* Amended and Restated Promissory Note for $5,000,000 dated March 10, 2000, from James E. Acridge to Giant Industries, Inc.

   10.28* Pledge and Security Agreement dated March 10, 2000 from James E. Acridge and Pinnacle Rodeo, L.L.C., to Giant Industries, Inc.

   10.29 Promissory Note for $825,000 dated December 20, 1988, from JEA to Metlife. Incorporated by reference to Exhibit 10.39 to Form S-1.

   10.30 Promissory Note for $1,087,500 dated December 30, 1988, from JEA to Metlife. Incorporated by reference to Exhibit 10.44 to Form S-1.

   10.31 Registration Rights Agreement dated as of August 21, 1997, among the Company, the Initial Purchasers and the Subsidiary Guarantors. Incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-4 under the Securities Act of 1933 as filed October 9, 1997, File No. 333-37561.

   10.32 Purchase Agreement dated August 21, 1997, among the Company, the Initial Purchasers and the Subsidiary Guarantors. Incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-4 under the Securities Act of 1933 as filed October 9, 1997, File No. 333-37561.

   10.33* Employment Agreement made and entered into as of May 7, 1997, between Leroy Crow and Phoenix Fuel Co., Inc.

   10.34* Employment Agreement made and entered into as of May 7, 1997, between Gary Dalke and Phoenix Fuel Co., Inc.

   10.35* Employment Agreement made and entered into as of May 7, 1997, between Jack Keller and Phoenix Fuel Co., Inc.

   10.36    Employment Agreement dated as of December 11, 1997, between
            James E. Acridge and the Company. Incorporated by reference to
            Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

   10.37 Employment Agreement dated as of December 11, 1997, between Fredric L. Holliger and the Company. Incorporated by reference to
            Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

   10.38 Employment Agreement dated as of December 11, 1997, between Morgan Gust and the Company. Incorporated by reference to Exhibit
            10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

   10.39 Consulting Agreement dated January 1, 1990, between the Company and Kalen and Associates. Incorporated by reference to Exhibit
            10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.

   10.40 Consulting Agreement dated March 12, 1992, between the Company and Geddes and Company. Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1992, File No. 1-10398.

   18.1 Letter regarding change in accounting principles. Incorporated by reference to Exhibit 18.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.

   21.1*    Subsidiaries of the Company.

   23.1* Consent of Deloitte & Touche LLP to incorporate report in previously filed Registration Statement.

   27.1*    Financial Data Schedule for fiscal year ended December 31, 1999.


*Filed herewith.