Form 10-Q
period 2000-03-31
GIANT INDUSTRIES INC
filed 2000-05-15
CIK 856465

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

                              Yes [X]    No [ ]

Number of Common Shares outstanding at April 30, 2000: 9,150,574 shares.

                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                     INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets March 31, 2000 (Unaudited) and December 31, 1999

          Condensed Consolidated Statements of Earnings (Loss) Three Months Ended March 31, 2000 and 1999 (Unaudited)

          Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2000 and 1999 (Unaudited)

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

SIGNATUR

                                      PART I
                               FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS)

                                                     MARCH 31,   DECEMBER 31,
-----------------------------------------------------------------------------
                                                       2000          1999
-----------------------------------------------------------------------------
                                                    (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents                         $   8,863     $  32,945
  Receivables, net                                     81,551        74,000
  Note receivable                                       5,000
  Inventories                                          80,084        58,240
  Prepaid expenses and other                            7,819         4,097
  Deferred income taxes                                 2,702         2,702
-----------------------------------------------------------------------------
    Total current assets                              186,019       171,984
-----------------------------------------------------------------------------
Property, plant and equipment                         492,345       485,181
  Less accumulated depreciation and amortization     (169,496)     (161,983)
-----------------------------------------------------------------------------
                                                      322,849       323,198
-----------------------------------------------------------------------------
Goodwill, net                                          21,608        21,819
Other assets                                           24,255        29,798
-----------------------------------------------------------------------------
                                                    $ 554,731     $ 546,799
=============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                 $     297     $     297
  Accounts payable                                     83,877        76,833
  Accrued expenses                                     43,172        45,458
-----------------------------------------------------------------------------
    Total current liabilities                         127,346       122,588
-----------------------------------------------------------------------------
Long-term debt, net of current portion                274,108       258,272
Deferred income taxes                                  27,410        28,002
Other liabilities and deferred income                   5,653         5,475
Commitments and contingencies (Notes 5 and 6)
Common stockholders' equity                           120,214       132,462
-----------------------------------------------------------------------------
                                                    $ 554,731     $ 546,799
=============================================================================

See accompanying notes to condensed consolidated financial statements.

                     GIANT INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                    (UNAUDITED)
                       (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED MARCH 31,
-----------------------------------------------------------------------------
                                                      2000             1999
-----------------------------------------------------------------------------
Net revenues                                       $ 225,134        $ 149,021
Cost of products sold                                177,922           99,687
-----------------------------------------------------------------------------
Gross margin                                          47,212           49,334

Operating expenses                                    29,633           27,084
Depreciation and amortization                          8,305            7,338
Selling, general and administrative expenses           6,294            7,938
-----------------------------------------------------------------------------
Operating income                                       2,980            6,974

Interest expense, net                                  5,711            5,590
-----------------------------------------------------------------------------
Earnings (loss) before income taxes                   (2,731)           1,384

Provision (benefit) for income taxes                  (1,099)             526
-----------------------------------------------------------------------------
Net earnings (loss)                                $  (1,632)       $     858
=============================================================================

Net earnings (loss) per common share:
  Basic                                            $   (0.17)       $    0.08
=============================================================================
  Assuming dilution                                $   (0.17)       $    0.08
=============================================================================

See accompanying notes to condensed consolidated financial statements.

                      GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
-----------------------------------------------------------------------------
                                                           2000        1999
-----------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings (loss)                                    $ (1,632)   $    858
  Adjustments to reconcile net earnings (loss) to net
    cash (used) provided by operating activities:
      Depreciation and amortization                         8,305       7,338
      Deferred income taxes                                  (592)        208
      Other                                                   493         208
      Changes in operating assets and liabilities:
        Increase in receivables                            (7,779)     (3,108)
        Increase in inventories                           (21,844)     (6,987)
        Increase in prepaid expenses and other             (3,722)     (2,253)
        Increase in accounts payable                        7,044       4,358
        (Decrease) increase in accrued expenses            (2,286)        700
-----------------------------------------------------------------------------
Net cash (used) provided by operating activities          (22,013)      1,322
-----------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property, plant and equipment
    and other assets                                      (10,016)     (9,530)
  Proceeds from sale of property, plant and equipment       2,727         121
-----------------------------------------------------------------------------
Net cash used by investing activities                      (7,289)     (9,409)
-----------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds of long-term debt                               29,000
  Payments of long-term debt                              (13,164)    (24,974)
  Purchase of treasury stock                              (10,725)
  Proceeds from exercise of stock options                     109
  Deferred financing costs                                                (38)
-----------------------------------------------------------------------------
Net cash provided (used) by financing activities            5,220     (25,012)
-----------------------------------------------------------------------------
Net decrease in cash and cash equivalents                 (24,082)    (33,099)
Cash and cash equivalents:
  Beginning of period                                      32,945      55,697
-----------------------------------------------------------------------------
  End of period                                          $  8,863    $ 22,598
=============================================================================

See accompanying notes to condensed consolidated financial statements.
</TABLE

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

     Giant Industries, Inc., a Delaware corporation (together with its subsidiaries, "Giant" or the "Company"), through its wholly-owned subsidiary
Giant Industries Arizona, Inc. and its subsidiaries ("Giant Arizona"), is engaged in the refining and marketing of petroleum products in New Mexico, Arizona, Colorado and Utah, with a concentration in the Four Corners where these states adjoin. In addition, Phoenix Fuel Co., Inc. ("Phoenix Fuel"), a wholly-owned subsidiary of Giant Arizona, operates an industrial/commercial petroleum fuels and lubricants distribution operation. (See Note 2 for further discussion of Company operations.)

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1999.

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

     Certain reclassifications have been made to the 1999 financial statements and notes to conform to the statement classifications used in 2000.

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

     Operations that are not included in any of the three segments are included in the category "Other" and consist primarily of corporate staff operations, including selling, general and administrative expenses of $4,331,000 and $5,972,000 for the three months ended March 31, 2000 and 1999, respectively.

     Operating income for each segment consists of net revenues less cost of products sold, operating expenses, depreciation and amortization and the segment's selling, general and administrative expenses. The sales between segments are made at market prices. Cost of products sold reflect current costs adjusted, where appropriate, for LIFO and lower of cost or market inventory allowances.

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



                                       As of and for the Three Months Ended March 31, 2000 (In thousands)
                                       -----------------------------------------------------------------
                                       Refining   Retail   Phoenix            Reconciling
                                         Group    Group      Fuel     Other      Items     Consolidated
                                       --------  --------  --------  -------  -----------  ------------
Customer net revenues...............   $ 40,097  $ 96,550  $ 88,389  $    98                 $225,134
Intersegment net revenues...........     70,422              12,998            $(83,420)
                                       --------  --------  --------  -------   --------      --------
Total net revenues..................   $110,519  $ 96,550  $101,387  $    98   $(83,420)     $225,134
                                       --------  --------  --------  -------   --------      --------
Operating income (loss).............   $  6,627  $ (1,158) $  2,034  $(4,523)                   2,980
Interest expense....................                                                           (6,112)
Interest income.....................                                                              401
                                                                                             --------
Loss before income taxes............                                                         $ (2,731)
                                                                                             --------
Depreciation and amortization.......   $  4,228  $  2,754  $    613  $   710                 $  8,305
Total assets........................   $269,491  $152,881  $ 84,619  $47,740                 $554,731
Capital expenditures................   $  1,940  $  7,391  $    676  $     9                 $ 10,016



                                       As of and for the Three Months Ended March 31, 1999 (In thousands)
                                       -----------------------------------------------------------------
                                       Refining   Retail   Phoenix            Reconciling
                                         Group    Group      Fuel     Other      Items     Consolidated
                                       --------  --------  --------  -------  -----------  ------------
Customer net revenues...............   $ 33,054  $ 68,251  $ 47,674  $    42                 $149,021
Intersegment net revenues...........     31,364               1,168            $(32,532)
                                       --------  --------  --------  -------   --------      --------
Total net revenues..................   $ 64,418  $ 68,251  $ 48,842  $    42   $(32,532)     $149,021
                                       --------  --------  --------  -------   --------      --------
Operating income (loss).............   $ 10,331  $  1,341  $  2,131  $(6,829)                $  6,974
Interest expense....................                                                           (6,051)
Interest income.....................                                                              461
                                                                                             --------
Earnings before income taxes........                                                         $  1,384
                                                                                             --------
Depreciation and amortization.......   $  3,840  $  2,105  $    555  $   838                 $  7,338
Total assets........................   $247,627  $128,090  $ 68,005  $63,092                 $506,814
Capital expenditures................   $  2,221  $  6,656  $    342  $   311                 $  9,530

NOTE 3 - EARNINGS PER SHARE:

     The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net earnings (loss):

                                                Three Months Ended March 31,
                             -------------------------------------------------------------------
                                           2000                               1999
                             --------------------------------   --------------------------------
                                                        Per                                Per
                                Loss         Shares    Share     Earnings       Shares    Share
                             (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount
                             ----------- ------------- ------   ----------- ------------- ------
Earnings (loss) per common
  share - basic:

  Net earnings (loss)         $(1,632,000)  9,646,114  $(0.17)   $858,000    10,838,767   $0.08

  Effect of dilutive
    stock options                                   *                             8,517
                              -----------   ---------  ------    --------    ----------   -----
Earnings (loss) per common
  share - assuming dilution:

  Net earnings (loss)         $(1,632,000)  9,646,114  $(0.17)   $858,000    10,847,284   $0.08
                              ===========   =========  ======    ========    ==========   =====

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

     At March 31, 2000, there were 9,150,574 shares of the Company's common stock outstanding. There were no transactions subsequent to March 31, 2000, that if the transactions had occurred before March 31, 2000, would materially change the number of common shares or potential common shares outstanding as of March 31, 2000.

NOTE 4 - INVENTORIES:

                                            MARCH 31,         DECEMBER 31,
----------------------------------------------------------------------------
(IN THOUSANDS)                                2000               1999
----------------------------------------------------------------------------
First-in, first-out ("FIFO") method:
  Crude oil                                 $20,279            $11,550
  Refined products                           44,237             26,632
  Refinery and shop supplies                 10,689             10,502
  Merchandise                                 4,071              4,897
Retail method:
  Merchandise                                 8,945              8,809
----------------------------------------------------------------------------
    Subtotal                                 88,221             62,390
Allowance for last-in,
  first-out ("LIFO") method                  (8,137)            (4,150)
----------------------------------------------------------------------------
    Total                                   $80,084            $58,240
============================================================================

     The portion of inventories valued on a LIFO basis totaled $50,588,000 and $32,435,000 at March 31, 2000 and December 31, 1999, respectively. The following data will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at March 31, 2000, net loss and diluted loss per share would have been reduced by $2,453,000 and $0.25, respectively, and net earnings and diluted earnings per share for the three months ended March 31, 1999 would have been lower by $2,083,000 and $0.19, respectively.

     For interim reporting purposes, inventory increments expected to be liquidated by year end are valued at the most recent acquisition costs and inventory liquidations that are expected to be reinstated by year end are ignored for LIFO inventory valuation calculations. The LIFO effects of inventory increments not expected to be liquidated by year end, and the LIFO effects of inventory liquidations not expected to be reinstated by year end, are recorded in the period such increments and liquidations occur.

NOTE 5 - LONG-TERM DEBT:

     The Company has issued $150,000,000 of 9% senior subordinated notes due 2007 (the "9% Notes") and $100,000,000 of 9 3/4% senior subordinated notes due 2003 (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"). The Indentures supporting the Notes contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, to incur or guarantee debt, to pay dividends, to repurchase shares of the Company's common stock, to sell certain assets or subsidiary stock, to engage in certain mergers, to engage in certain transactions with affiliates or to alter the Company's current line of business. In addition, subject to certain conditions, the Company is obligated to offer to purchase a portion of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, the Company would be required to offer to purchase all of the Notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At March 31, 2000, the Company was in compliance with the restrictive covenants relating to these Notes.

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

     The Company has a $65,000,000 secured Credit Agreement (the "Credit Agreement") due December 23, 2001, with a group of banks. This Credit Agreement, a revolving loan agreement, is primarily a working capital and letter of credit facility and is secured by eligible accounts receivable and inventories as defined in the Credit Agreement. In addition, the Company is able to borrow up to $9,000,000 to exercise its purchase rights in connection with certain service station/convenience stores that are currently subject to capital lease obligations, and up to $10,000,000 for other acquisitions as defined in the Credit Agreement. The availability of funds under this facility is the lesser of (i) $65,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At March 31, 2000, the availability of funds under the Credit Agreement was $65,000,000. There were $16,000,000 of direct borrowings outstanding under this facility at March 31, 2000, and there were approximately $8,887,000 of irrevocable letters of credit outstanding, primarily to secure purchases of raw materials. At December 31, 1999, there were no direct borrowings outstanding under this facility. At May 1, 2000 there were $5,000,000 of direct borrowings outstanding under this facility and there were approximately $2,374,000 of irrevocable letters of credit outstanding, reflecting a permanent reduction of a certain letter of credit.

     The interest rate applicable to the Credit Agreement is tied to various short-term indices. At March 31, 2000, this rate was approximately 8.0% per annum. The Company is required to pay a quarterly commitment fee ranging from 0.325% to 0.500% per annum of the unused amount of the facility. The exact rate depends on meeting certain conditions in the Credit Agreement.

     The Credit Agreement contains certain restrictive covenants which require the Company to, among other things, maintain a minimum consolidated net worth, a minimum interest coverage ratio and a maximum capitalization ratio. It also places limits on investments, dispositions of assets, prepayments of senior subordinated debt, guarantees, liens and restricted payments. At March 31, 2000, the Company was in compliance with the Credit Agreement's restrictive covenants. The Credit Agreement is guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries.

     The Company also has approximately $7,917,000 of capital lease obligations outstanding at March 31, 2000, which require annual lease payments of approximately $911,000, all of which are recorded as interest expense. The Company intends to purchase the assets associated with these lease obligations pursuant to options to purchase during the remaining lease period of approximately seven years for $7,917,000.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

     Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company's business, including those matters described below, are pending against the Company and certain of its subsidiaries. Certain of these matters involve or may involve significant claims for compensatory, punitive or other damages. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at March 31, 2000, which may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the recorded accruals should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of these matters could result in a material adverse effect on the Company's results of operations for a particular reporting period.

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

     On October 1, 1999, the State of New Mexico filed a lawsuit in the United States District Court for the District of New Mexico, and a separate lawsuit in the Second Judicial District Court, County of Bernalillo, State of New Mexico, against numerous entities, including General Electric Company, ACF Industries, Inc., Chevron Corporation, Texaco Refining and Marketing, Inc., Phillips Petroleum Company, Ultramar Diamond Shamrock Corporation, the United States Department of Energy, the United States Department of Defense, the United States Air Force and the Company. The lawsuits relate to alleged releases of pollutants at the South Valley Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") Superfund Site in Albuquerque, New Mexico (the "South Valley Superfund Site"). The South Valley Superfund Site includes contamination that allegedly originated from a number of facilities, including a GE Aircraft Engines/U.S. Air Force facility and a petroleum products terminal (the "Albuquerque Terminal"), which was acquired by the Company in 1995 from Texaco Refining and Marketing, Inc. ("Texaco"). The lawsuits allege that the defendants released or threatened to release hazardous substances into the environment, causing injury to surface water, groundwater and soil at the South Valley Superfund Site, which are natural resources of the state. In the federal court lawsuit, the state seeks monetary damages under CERCLA for all past, present and future damages to these natural resources, plus interest, costs and attorneys' fees. The state court complaint contains state law claims for trespass, public nuisance, interference with natural resources held in trust by the state, negligence, strict liability, unjust enrichment and punitive damages. The state seeks various monetary damages in connection with these claims, including natural resources damages, loss of use of property and natural resources, loss of tax revenues, lost profits, punitive damages and attorneys' fees and costs. Since its original filing, the state court complaint has been removed to federal court. The Company, along with certain other defendants, has filed motions to dismiss the state and federal claims. Although neither complaint calculates the amount of damages being sought by the state, a preliminary assessment report on alleged damages to natural resources, dated December 1998, issued by the New Mexico Office of the Natural Resources Trustee estimated these damages at $260,000,000. Liability for natural resource damages under CERCLA is joint and several such that a responsible party may be liable for all natural resource damages at a site even though it was responsible for only a small part of such damages.

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

     In connection with the acquisition of the Bloomfield refinery, the Company assumed certain environmental obligations including Bloomfield Refining Company's ("BRC") obligations under an Administrative Order issued by EPA in 1992 pursuant to the Resources Conservation and Recovery Act (the "Order"). The Order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. The Company established an environmental reserve of $2,250,000 in connection with this matter, of which approximately $1,500,000 still remains.

     The Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank (the "Tank") that was located in Bloomfield, New Mexico. The Company believes that all or a portion of the Tank and the 5.5 acres owned by the Company on which the Tank was located may have been a part of a refinery, owned by various other parties, that, to the Company's knowledge, ceased operations in the early 1960s. The Company submitted a work plan to define the extent of petroleum contamination in the soil and groundwater, which was approved by OCD subject to certain conditions. One of the conditions required the Company to submit a comprehensive report on all site investigations to OCD by January 14, 2000. The Company filed the required report on January 13, 2000. Based upon the report, it appears possible that contaminated groundwater is contained within the property boundaries and does not extend offsite. It is anticipated that OCD will not require remediation of offsite soil based upon the low contaminant levels found there. The Company previously estimated cleanup costs at $250,000 and an environmental reserve in that amount was created, of which $232,000 remains. If OCD adopts the remediation alternative proposed by the Company, the Company anticipates that the cost of remediation will be closer to $100,000. The Company, however, does not know whether OCD will adopt the Company's remediation proposal.

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

     The Company has an environmental liability accrual of approximately $2,300,000. Approximately $800,000 relates to ongoing environmental projects, including the remediation of a hydrocarbon plume that appears to extend no more than 1,800 feet south of the inactive Farmington refinery and hydrocarbon contamination on and adjacent to the 5.5 acres the Company owns in Bloomfield, New Mexico. The remainder, in the approximate amount of $1,500,000, relates to certain environmental obligations assumed in the acquisition of the Bloomfield refinery. The environmental accrual is recorded in the current and long-term sections of the Company's Consolidated Balance Sheets.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

EARNINGS (LOSS) BEFORE INCOME TAXES
-----------------------------------
     For the three months ended March 31, 2000, loss before income taxes was $2,731,000, a decrease of $4,115,000 from earnings before income taxes of $1,384,000 for the three months ended March 31, 1999. This decrease was primarily due to an increase in operating expenses, including depreciation and amortization; a 26% decline in retail fuel margins; a 9% decrease in refinery sourced finished product sales volumes, due in part to customers using inventory they had stored at the end of 1999 in anticipation of potential Y2K problems; and a 3% decline in refinery margins. Retail and refining margins were each affected by rising finished product and crude oil costs which increased faster than related retail and wholesale selling prices. The decrease in earnings was offset in part by lower selling, general and administrative expenses ("SG&A") and a 12% increase in retail merchandise sales.

REVENUES
--------
     Revenues for the three months ended March 31, 2000, increased approximately $76,113,000 or 51% to $225,134,000 from $149,021,000 in the comparable 1999 period. The increase is due to, among other things, a 93% increase in refinery weighted average selling prices; a 79% increase in Phoenix Fuel weighted average selling prices, along with a 2% increase in wholesale fuel volumes sold to third party customers; and a 12% increase in retail merchandise sales. This increase was partially offset by a 9% decline in refinery sourced finished product sales volumes.

     The volumes of refined products sold through the Company's retail units increased approximately 6% from 1999 levels primarily due to six Company constructed and two remodeled service station/convenience stores that were opened in 1999 and early 2000. The volume of finished product sold from the Company's travel center and from service station/convenience stores that were in operation for a full year in each period declined slightly.

COST OF PRODUCTS SOLD
---------------------
     For the three months ended March 31, 2000, cost of products sold increased $78,235,000 or 78% to $177,922,000 from $99,687,000 in the corresponding 1999 period. The increase is due in part to a 133% increase in average crude oil costs; a 91% increase in the cost of finished product purchased by Phoenix Fuel, along with 2% increase in wholesale fuel volumes sold to third party customers; and a 12% increase in retail merchandise sales. This increase was partially offset by a 9% decline in refinery sourced finished product sales volumes.

OPERATING EXPENSES
------------------
     For the three months ended March 31, 2000, operating expenses increased approximately $2,549,000 or 9% to $29,633,000 from $27,084,000 for the three months ended March 31, 1999. The increase is due to, among other things, higher costs and increased volumes of purchased fuel for the refineries; increased expense related to various refinery maintenance projects undertaken in 2000; higher expenditures at the refineries for catalyst, chemicals and additives; increased retail wages and related costs, primarily due to new service station/convenience stores opened in 1999 and early 2000; and increased retail credit card processing fees due to an increase in the number of transactions, as well as the average dollar amount of each transaction. These increases were offset in part by reduced retail advertising costs in 2000 because of a change in advertising strategies as well as reduced expenditures for other promotional programs, and lower lease expense due to the repurchase of 24 service station/convenience stores sold as part of a sale-leaseback transaction between the Company and FFCA Capital Holding Corporation ("FFCA") completed in December 1998.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the three months ended March 31, 2000, depreciation and amortization increased approximately $967,000 or 13% to $8,305,000 from $7,338,000 in the same 1999 period. The increase is primarily related to construction, remodeling and upgrades in retail and refining operations during 1999, the amortization of 1999 refinery turnaround costs and the repurchase of 24 service station/convenience stores sold as part of a sale-leaseback transaction between the Company and FFCA in December 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
For the three months ended March 31, 2000, SG&A decreased approximately $1,644,000 or 21% to $6,294,000 from $7,938,000 in the corresponding 1999 period. The decrease is primarily due to higher expenses for the estimated costs of incentive bonuses and accruals for other employee benefits made in 1999 as compared to 2000, a larger than normal contribution to the Company's Employee Stock Ownership Plan ("ESOP") in 1999, and higher 1999 workers' compensation expense. The decrease was offset in part by severance pay costs incurred in 2000 relating to a reorganization and staff reduction program, and insurance reimbursements received in 1999 relating to prior workers' compensation claims that had been paid by the Company.

INTEREST EXPENSE, NET
---------------------
     For the three months ended March 31, 2000, net interest expense (interest expense less interest income) increased approximately $121,000 or 2% to $5,711,000 from $5,590,000 in the comparable 1999 period. The increase is primarily due to additional interest expense related to borrowings from the Company's revolving credit facility and a decline in interest and investment income from the investment of funds in short-term instruments.

INCOME TAXES
------------
     The effective benefit rate for the three months ended March 31, 2000, was approximately 40% and the effective tax rate for the three months ended March 31, 1999, was approximately 38%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS
-------------------------
     Operating cash flows decreased for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, primarily as a result of a decrease in cash flows related to changes in operating assets and liabilities in each period and a decrease in net earnings. Net cash used by operating activities totaled $22,013,000 for the three months ended March 31, 2000, compared to net cash provided by operating activities of $1,322,000 in the comparable 1999 period.

WORKING CAPITAL
---------------
     Working capital at March 31, 2000 consisted of current assets of $186,019,000 and current liabilities of $127,346,000, or a current ratio of 1.46:1. At December 31, 1999, the current ratio was 1.40:1 with current assets of $171,984,000 and current liabilities of $122,588,000.

     Current assets have increased since December 31, 1999, due to an increase in accounts and notes receivable, inventories, and prepaid expenses and other. These increases were offset in part by decreases in cash and cash equivalents. Accounts receivable have increased primarily due to increased product trading activity and an increase in finished product selling prices. Note receivable increased due to the reclassification of a note receivable from the Company's Chairman and Chief Executive Officer from "Other Assets" to current "Note Receivable". Inventories have increased due to an increase in both crude oil and refined product volumes and prices. Prepaid expenses and other have increased primarily as a result of refundable deposits placed in escrow for the acquisition of certain retail assets and an increase in margin deposits related to commodity futures and option transactions.

     Current liabilities have increased due to an increase in accounts payable, offset in part by a decrease in accrued expenses. Accounts payable have increased primarily as a result of increased product trading activity and an increase in the cost of raw materials and finished products. Accrued expenses have decreased primarily as a result of the payment of 1999 accrued bonuses and 401(k) Company matching contributions and the payment of certain accrued interest balances.

CAPITAL EXPENDITURES AND RESOURCES
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment totaled approximately $10,016,000 for the three months ended March 31, 2000. Expenditures included amounts for, among other things, the assignment of certain leases/subleases to the Company associated with 9 service station/convenience stores located on the Navajo and Zuni Indian Reservations, certain pipeline right-of-way payments and construction costs related to the remodeling of a cardlock location.

     The Company received proceeds of approximately $2,727,000 from the sale of property, plant and equipment in the first quarter of 2000, primarily from the sale of seven service station/convenience stores.

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

CAPITAL STRUCTURE
-----------------
     At March 31, 2000 and December 31, 1999, the Company's long-term debt was 69.5% and 66.1% of total capital, respectively, and the Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 68.8% and 63.0%, respectively.

     The Company's capital structure includes $150,000,000 of 9% senior subordinated notes due 2007 (the "9% Notes") and $100,000,000 of 9 3/4% senior subordinated notes due 2003 (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"). The Indentures supporting the Notes contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, to incur or guarantee debt, to pay dividends, to repurchase shares of the Company's common stock, to sell certain assets or subsidiary stock, to engage in certain mergers, to engage in certain transactions with affiliates or to alter the Company's current line of business. In addition, subject to certain conditions, the Company is obligated to offer to purchase a portion of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, the Company would be required to offer to purchase all of the Notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At March 31, 2000, the Company was in compliance with the restrictive covenants relating to these Notes.

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

The Company has a $65,000,000 secured Credit Agreement (the "Credit Agreement") due December 23, 2001, with a group of banks. This Credit Agreement, a revolving loan agreement, is primarily a working capital and letter of credit facility and is secured by eligible accounts receivable and inventories as defined in the Credit Agreement. In addition, the Company is able to borrow up to $9,000,000 to exercise its purchase rights in connection with certain service station/convenience stores that are subject to capital lease obligations, and up to $10,000,000 for other acquisitions as defined in the Credit Agreement. The availability of funds under this facility is the lesser of (i) $65,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At March 31, 2000, the availability of funds under the Credit Agreement was $65,000,000. There were $16,000,000 of direct borrowings outstanding under this facility at March 31, 2000, and there were approximately $8,887,000 of irrevocable letters of credit outstanding, primarily to secure purchases of raw materials. At May 1, 2000 there were $5,000,000 of direct borrowings outstanding under this facility and there were approximately $2,374,000 of irrevocable letters of credit outstanding, reflecting a permanent reduction of a certain letter of credit.

     The interest rate applicable to the Credit Agreement is tied to various short-term indices. At March 31, 2000, this rate was approximately 8.0% per annum. The Company is required to pay a quarterly commitment fee ranging from 0.325% to 0.500% per annum of the unused amount of the facility. The exact rate depends on meeting certain conditions in the Credit Agreement.

     The Credit Agreement contains certain restrictive covenants which require the Company to, among other things, maintain a minimum consolidated net worth, a minimum interest coverage ratio and a maximum capitalization ratio. It also places limits on investments, dispositions of assets, prepayments of senior subordinated debt, guarantees, liens and restricted payments. At March 31, 2000, the Company was in compliance with the Credit Agreement's restrictive covenants. The Credit Agreement is guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries.

     The Company's Board of Directors has authorized the repurchase of 2,500,000 shares of the Company's common stock. Purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. During the first quarter of 2000, the Company did not repurchase any shares under this program. From the inception of the stock repurchase program, the Company has repurchased 1,962,700 shares for approximately $20,623,000, resulting in a weighted average cost of $10.51 per share. The repurchased shares are treated as treasury shares.

     Shares repurchased under the Company's program are available for a number of corporate purposes. The number of shares actually repurchased will be dependent upon market conditions and existing debt covenants, and there is no guarantee as to the exact number of shares to be repurchased by the Company. The Company may discontinue the program at any time without notice.

     As previously disclosed in the Company's Annual Report on Form 10-K, the Company filed a Schedule 13E-4 Issuer Tender Offer Statement with the Securities and Exchange Commission on December 21, 1999, to acquire up to 1,333,333 shares of its common stock at a price of $9.00 per share, net to the seller in cash. The offer expired on February 4, 2000, at which time 1,169,414 shares had been properly tendered to the Company. The Company purchased all of these shares at the stated price, or approximately $10,525,000, on February 8, 2000. These repurchased shares are treated as treasury shares.

     The Company's Board of Directors did not declare a cash dividend on common stock for the three months ended March 31, 2000. The payment of dividends is subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors. It is anticipated that the Board of Directors will periodically review the Company's policy regarding the payment of dividends.

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

     The potential loss from a hypothetical 10% adverse change in commodity prices on open commodity futures and options contracts held by the Company at March 31, 2000, was approximately $10,000.

     Additionally, the Company's $65,000,000 Credit Agreement is floating-rate debt tied to various short-term indices. As a result, the Company's annual interest costs associated with this debt will fluctuate. At March 31, 2000, there were $16,000,000 of direct borrowings outstanding under this Credit Agreement.

     The potential increase in interest expense from a hypothetical 10% adverse change in interest rates on the direct borrowings outstanding at March 31, 2000, would be approximately $128,000 per annum.

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

     The Four Corners basin is a mature production area and, accordingly, is subject to a natural decline in production over time. In the past, this natural decline has been offset by new drilling, field workovers and secondary recovery projects which resulted in additional production from existing reserves. Many of these projects were cut back, however, when crude oil prices declined dramatically in 1998. Based upon history and discussions with local producers, the Company anticipates that additional projects will again be undertaken and that production will increase from the field as a result of the recovery in crude oil prices which began in the second quarter of 1999. Through the first quarter of 2000, the Company has noticed some increase in certain Four Corners production and has indications that producers are considering projects that, if undertaken, could result in increased production by the end of 2000 or early 2001.

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

     Separately, at the end of 1999, an existing natural gas liquids pipeline had been converted to a refined products pipeline and began delivering finished product from Southeastern New Mexico to the Albuquerque and Four Corners areas. The Company expects increased competition for sales volumes in these areas as a result of the completion of this project.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There have been no material developments in the legal proceedings required to be reported pursuant to Item 103 of Regulation S-K that are described in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit:

     10.1 First Amendment dated May 8, 2000, to Employment Agreement dated May 7, 1997 between Leroy Crow and Phoenix Fuel Co. Inc.

     10.2 First Amendment dated May 8, 2000, to Employment Agreement dated May 7, 1997 between Gary Dalke and Phoenix Fuel Co. Inc.

     10.3 First Amendment dated May 8, 2000, to Employment Agreement dated May 7, 1997 between Jack Keller and Phoenix Fuel Co. Inc.

     27     Financial Data Schedule.

(b) Reports on Form 8-K. There were no reports filed on Form 8-K for the quarter ended March 31, 2000.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.

                         GIANT INDUSTRIES, INC.


                         /s/ GARY R. DALKE
                         ------------------------------------------
                         Gary R. Dalke, Vice President,
                         Controller, Accounting Officer
                         and Assistant Secretary


Date: May 12, 2000