Form 10-Q
period 2000-06-30
GIANT INDUSTRIES INC
filed 2000-08-11
CIK 856465

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

                              Yes [X]    No [ ]

Number of Common Shares outstanding at July 31, 2000: 9,145,674 shares.

                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                     INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets June 30, 2000 (Unaudited) and December 31, 1999

          Condensed Consolidated Statements of Earnings for the Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)

          Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999 (Unaudited)

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

SIGNATUR

                                      PART I
                               FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS)

                                                     JUNE 30,   DECEMBER 31,
-----------------------------------------------------------------------------
                                                       2000          1999
-----------------------------------------------------------------------------
                                                    (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents                         $   9,080     $  32,945
  Receivables, net                                     76,248        74,000
  Note receivable                                       5,000             -
  Inventories                                          67,045        58,240
  Prepaid expenses and other                            6,029         4,097
  Deferred income taxes                                 2,702         2,702
-----------------------------------------------------------------------------
    Total current assets                              166,104       171,984
-----------------------------------------------------------------------------
Property, plant and equipment                         494,640       485,181
  Less accumulated depreciation and amortization     (176,978)     (161,983)
-----------------------------------------------------------------------------
                                                      317,662       323,198
-----------------------------------------------------------------------------
Goodwill, net                                          21,341        21,819
Other assets                                           24,064        29,798
-----------------------------------------------------------------------------
                                                    $ 529,171     $ 546,799
=============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                 $     307     $     297
  Accounts payable                                     76,185        76,833
  Accrued expenses                                     37,145        45,458
-----------------------------------------------------------------------------
    Total current liabilities                         113,637       122,588
-----------------------------------------------------------------------------
Long-term debt, net of current portion                258,113       258,272
Deferred income taxes                                  28,401        28,002
Other liabilities and deferred income                   5,538         5,475
Commitments and contingencies (Notes 5 and 6)
Common stockholders' equity                           123,482       132,462
-----------------------------------------------------------------------------
                                                    $ 529,171     $ 546,799
=============================================================================

See accompanying notes to condensed consolidated financial statements.

                     GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                    (UNAUDITED)
                       (IN THOUSANDS EXCEPT PER SHARE DATA)

                                              THREE MONTHS          SIX MONTHS
                                             ENDED JUNE 30,        ENDED JUNE 30,
-----------------------------------------------------------------------------------
                                            2000       1999       2000       1999
-----------------------------------------------------------------------------------
Net revenues                              $266,066   $201,182   $491,200   $350,203
Cost of products sold                      210,501    137,339    388,423    237,026
-----------------------------------------------------------------------------------
Gross margin                                55,565     63,843    102,777    113,177

Operating expenses                          29,504     29,012     59,029     56,096
Depreciation and amortization                8,370      7,841     16,675     15,179
Selling, general and
  administrative expenses                    6,396      7,388     12,798     15,326
Loss on write-off of assets                      -      1,950          -      1,950
-----------------------------------------------------------------------------------
Operating income                            11,295     17,652     14,275     24,626

Interest expense, net                        5,805      5,513     11,516     11,103
-----------------------------------------------------------------------------------
Earnings before income taxes                 5,490     12,139      2,759     13,523

Provision for income taxes                   2,209      4,734      1,110      5,260
-----------------------------------------------------------------------------------
Net earnings                              $  3,281   $  7,405   $  1,649   $  8,263
===================================================================================

Net earnings per common share:
  Basic                                   $   0.36   $   0.68   $   0.18   $   0.76
===================================================================================
  Assuming dilution                       $   0.36   $   0.68   $   0.18   $   0.76
===================================================================================

See accompanying notes to condensed consolidated financial statements.

                      GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                    JUNE 30,
----------------------------------------------------------------------------------
                                                                2000        1999
----------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                $  1,649    $  8,263
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                             16,675      15,179
      Deferred income taxes                                        399       2,266
      Loss on disposal of assets                                    12       1,890
      Other                                                        408         406
      Changes in operating assets and liabilities:
        Increase in receivables                                 (2,457)    (20,629)
        Increase in inventories                                 (8,805)     (7,669)
        (Increase) decrease in prepaid expenses and other       (1,932)      1,331
        (Decrease) increase in accounts payable                   (648)     26,403
        (Decrease) increase in accrued expenses                 (3,041)     10,681
----------------------------------------------------------------------------------
Net cash provided by operating activities                        2,260      38,121
----------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property, plant and equipment and other assets  (13,000)    (19,737)
  Refinery acquisition contingent payment                       (5,442)     (2,039)
  Proceeds from sale of property, plant and equipment            3,098         324
----------------------------------------------------------------------------------
Net cash used by investing activities                          (15,344)    (21,452)
----------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds of long-term debt                                    68,000           -
  Payments of long-term debt                                   (68,152)    (24,953)
  Purchase of treasury stock                                   (10,738)          -
  Proceeds from exercise of stock options                          109          84
  Deferred financing costs                                           -         (50)
----------------------------------------------------------------------------------
Net cash used by financing activities                          (10,781)    (24,919)
----------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                      (23,865)     (8,250)
Cash and cash equivalents:
  Beginning of period                                           32,945      55,697
----------------------------------------------------------------------------------
  End of period                                               $  9,080    $ 47,447
==================================================================================

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form
10-K for the year ended December 31, 1999.

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

     - Retail Group: The Retail Group consists of service station/convenience stores and one travel center. These operations sell various grades of gasoline, diesel fuel, general merchandise and food products to the general public through retail locations. The petroleum fuels sold by the Retail Group are supplied by the Refining Group or Phoenix Fuel. The Refining Group manufactures these refined products or acquires them through exchange arrangements, third party purchases, or from Phoenix Fuel. Phoenix Fuel acquires the petroleum products it supplies primarily from third parties.
General merchandise and food products are obtained from third party suppliers.

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

     Operations that are not included in any of the three segments are included in the category "Other" and consist primarily of corporate staff operations, including selling, general and administrative expenses of approximately $4,463,000 and $5,410,000 for the three months ended June 30, 2000 and 1999, respectively, and $8,794,000 and $11,382,000 for the six months ended June 30, 2000 and 1999, respectively.

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


     Disclosures regarding the Company's reportable segments with reconciliations to consolidated totals for the three months ended
June 30, 2000 and 1999, are presented below.



                                       For the Three Months Ended June 30, 2000          (In thousands)
                                       ----------------------------------------------------------------
                                       Refining   Retail   Phoenix            Reconciling
                                         Group    Group      Fuel     Other      Items     Consolidated
                                       --------  --------  --------  -------  -----------  ------------
Customer net revenues...............   $ 76,648  $113,938  $ 75,409  $    71   $      -      $266,066
Intersegment net revenues...........     55,789         -    18,790        -    (74,579)            -
                                       --------  --------  --------  -------   --------      --------
Total net revenues..................   $132,437  $113,938  $ 94,199  $    71   $(74,579)     $266,066
                                       --------  --------  --------  -------   --------      --------
Operating income....................   $ 14,116  $  2,244  $    634  $(5,699)  $      -      $ 11,295
Interest expense....................                                                           (6,143)
Interest income....................                                                               338
                                                                                             --------
Earnings before income taxes........                                                         $  5,490
                                                                                             --------
Depreciation and amortization.......   $  4,291  $  2,882  $    641  $   556   $      -      $  8,370
Capital expenditures................   $  1,180  $  1,240  $    246  $    13   $      -      $  2,679



                                       For the Three Months Ended June 30, 1999          (In thousands)
                                       ----------------------------------------------------------------
                                       Refining   Retail   Phoenix            Reconciling
                                         Group    Group      Fuel     Other      Items     Consolidated
                                       --------  --------  --------  -------  -----------  ------------
Customer net revenues...............   $ 53,372  $ 85,971  $ 61,776  $    63   $      -      $201,182
Intersegment net revenues...........     46,422         -     2,378        -    (48,800)            -
                                       --------  --------  --------  -------   --------      --------
Total net revenues..................   $ 99,794  $ 85,971  $ 64,154  $    63   $(48,800)     $201,182
                                       --------  --------  --------  -------   --------      --------
Operating income....................   $ 19,694  $  3,249  $  3,147  $(6,488)  $ (1,950)     $ 17,652
Interest expense....................                                                           (6,117)
Interest income....................                                                               604
                                                                                             --------
Earnings before income taxes........                                                         $ 12,139
                                                                                             --------
Depreciation and amortization.......   $  3,872  $  2,251  $    564  $ 1,154   $      -      $  7,841
Capital expenditures................   $  3,086  $  4,878  $    224  $ 2,019   $      -      $ 10,207

     Disclosures regarding the Company's reportable segments with reconciliations to consolidated totals for the six months ended
June 30, 2000 and 1999, are presented below.

                                       As of and for the Six Months Ended June 30, 2000  (In thousands)
                                       ----------------------------------------------------------------
                                       Refining   Retail   Phoenix           Reconciling
                                        Group     Group      Fuel    Other     Items      Consolidated
                                       --------  --------  -------  -------  -----------  ------------
Customer net revenues...............   $116,745  $210,488  $163,798  $    169  $       -     $491,200
Intersegment net revenues...........    126,211         -    31,788         -   (157,999)           -
                                       --------  --------  --------  --------  ---------     --------
Total net revenues..................   $242,956  $210,488  $195,586  $    169  $(157,999)    $491,200
                                       --------  --------  --------  --------  ---------     --------
Operating income....................   $ 20,743  $  1,086  $  2,668  $(10,222) $       -     $ 14,275
Interest expense....................                                                          (12,255)
Interest income.....................                                                              739
                                                                                             --------
Earnings before income taxes........                                                         $  2,759
                                                                                             --------
Depreciation and amortization.......   $  8,519  $  5,636  $  1,254  $  1,266  $       -     $ 16,675
Total assets........................   $253,677  $156,414  $ 77,114  $ 41,966  $       -     $529,171
Capital expenditures................   $  3,120  $  8,631  $    922  $     22                $ 12,695


                                       For the Six Months Ended June 30, 1999           (In thousands)
                                       ---------------------------------------------------------------
                                       Refining   Retail   Phoenix           Reconciling
                                        Group     Group      Fuel    Other     Items      Consolidated
                                       --------  --------  -------  -------  -----------  ------------
Customer net revenues...............   $ 86,426  $154,222  $109,450  $    105  $       -     $350,203
Intersegment net revenues...........     77,786         -     3,546         -    (81,332)           -
                                       --------  --------  --------  --------  ---------     --------
Total net revenues..................   $164,212  $154,222  $112,996  $    105  $ (81,332)    $350,203
                                       --------  --------  --------  --------  ---------     --------
Operating income....................   $ 30,025  $  4,590  $  5,278  $(13,317) $  (1,950)    $ 24,626
Interest expense....................                                                          (12,168)
Interest income.....................                                                            1,065
                                                                                             --------
Earnings before income taxes........                                                         $ 13,523
                                                                                             --------
Depreciation and amortization.......   $  7,712  $  4,356  $  1,119  $  1,992  $       -     $ 15,179
Capital expenditures................   $  5,307  $ 11,534  $    566  $  2,330  $       -     $ 19,737

NOTE 3 - EARNINGS PER SHARE:

     The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net earnings:

                                                Three Months Ended June 30,
                             -------------------------------------------------------------------
                                           2000                               1999
                             --------------------------------   --------------------------------
                                                        Per                                Per
                              Earnings       Shares    Share     Earnings       Shares    Share
                             (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount
                             ----------- ------------- ------   ----------- ------------- ------
Earnings per common
  share - basic

  Net earnings.............   $3,281,000   9,150,574    $0.36    $7,405,000  10,848,784   $0.68

  Effect of dilutive
    stock options..........            -      13,726        -             -      59,842       -
                              ----------   ---------    -----    ----------  ----------   -----
Earnings per common
  share - assuming dilution

  Net earnings.............   $3,281,000   9,164,300    $0.36    $7,405,000  10,908,626   $0.68
                              ==========   =========    =====    ==========  ==========   =====

                                                 Six Months Ended June 30,
                             -------------------------------------------------------------------
                                           2000                               1999
                             --------------------------------   --------------------------------
                                                        Per                                Per
                              Earnings       Shares    Share     Earnings      Shares     Share
                             (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount
                             ----------- ------------- ------   ----------- ------------- ------
Earnings per common
  share - basic

  Net earnings.............   $1,649,000   9,398,344    $0.18    $8,263,000  10,843,803   $0.76

  Effect of dilutive
    stock options..........            -      13,740        -             -      34,180       -
                              ----------   ---------    -----    ----------  ----------   -----
Earnings per common
  share - assuming dilution

  Net earnings.............   $1,649,000   9,412,084    $0.18    $8,263,000  10,877,983   $0.76
                              ==========   =========    =====    ==========  ==========   =====

     On December 21, 1999, the Company filed a Schedule 13E-4 Issuer Tender Offer Statement with the Securities and Exchange Commission. The offer expired on February 4, 2000, and the Company acquired 1,169,414 shares of its common stock, which were properly tendered under the offer, on February 8, 2000. The repurchased shares are being treated as treasury shares.

     At June 30, 2000, there were 9,150,574 shares of the Company's common stock outstanding. There were no transactions subsequent to June 30, 2000, that if the transactions had occurred before June 30, 2000, would materially change the number of common shares or potential common shares outstanding as of June 30, 2000.

NOTE 4 - INVENTORIES:

                                            JUNE 30,         DECEMBER 31,
----------------------------------------------------------------------------
(IN THOUSANDS)                                2000               1999
----------------------------------------------------------------------------
First-in, first-out ("FIFO") method:
  Crude oil                                 $18,467            $11,550
  Refined products                           33,337             26,632
  Refinery and shop supplies                 10,723             10,502
  Merchandise                                 4,345              4,897
Retail method:
  Merchandise                                 9,075              8,809
----------------------------------------------------------------------------
    Subtotal                                 75,947             62,390
Allowance for last-in,
  first-out ("LIFO") method                  (8,902)            (4,150)
----------------------------------------------------------------------------
    Total                                   $67,045            $58,240
============================================================================

     The portion of inventories valued on a LIFO basis totaled $40,538,000 and $32,435,000 at June 30, 2000 and December 31, 1999, respectively. The following data will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at June 30, 2000 and 1999, net earnings and diluted earnings per share for the three months ended June 30, 2000 and 1999 would have been higher by $459,000 and $0.05 and $1,653,000 and $0.15, respectively, and net earnings and diluted earnings per share for the six months ended June 30, 2000 and 1999 would have been higher by $2,912,000 and $0.31 and lower by $430,000 and $0.04, respectively.

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

NOTE 5 - LONG-TERM DEBT:

     The Company has issued $150,000,000 of 9% senior subordinated notes due 2007 (the "9% Notes") and $100,000,000 of 9 3/4% senior subordinated notes due 2003 (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"). The Indentures supporting the Notes contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, to incur or guarantee debt, to pay dividends, to repurchase shares of the Company's common stock, to sell certain assets or subsidiary stock, to engage in certain mergers, to engage in certain transactions with affiliates or to alter the Company's current line of business. In addition, subject to certain conditions, the Company is obligated to offer to purchase a portion of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, the Company would be required to offer to purchase all of the Notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At June 30, 2000, the Company was in compliance with the restrictive covenants relating to these Notes.

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

     The Company has a $65,000,000 secured Credit Agreement (the "Credit Agreement") due December 23, 2001, with a group of banks. This Credit Agreement, a revolving loan agreement, is primarily a working capital and letter of credit facility and is secured by eligible accounts receivable and inventories as defined in the Credit Agreement. In addition, the Company is able to borrow up to $9,000,000 to exercise its purchase rights in connection with certain service station/convenience stores that are currently subject to capital lease obligations, and up to $10,000,000 for other acquisitions as defined in the Credit Agreement. The availability of funds under this facility is the lesser of (i) $65,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At June 30, 2000, the availability of funds under the Credit Agreement was $65,000,000. There were no direct borrowings outstanding under this facility at June 30 or July 31, 2000, and there were approximately $2,387,000 of irrevocable letters of credit outstanding on each date. At December 31, 1999, there were no direct borrowings outstanding under this facility.

     The interest rate applicable to the Credit Agreement is tied to various short-term indices. At June 30, 2000, this rate was approximately 8% per annum. The Company is required to pay a quarterly commitment fee ranging from 0.325% to 0.500% per annum of the unused amount of the facility. The exact rate depends on meeting certain conditions in the Credit Agreement.

     The Credit Agreement contains certain restrictive covenants which require the Company to, among other things, maintain a minimum consolidated net worth, a minimum interest coverage ratio and a maximum capitalization ratio. It also places limits on investments, dispositions of assets, prepayments of senior subordinated debt, guarantees, liens and restricted payments. At June 30, 2000, the Company was in compliance with the Credit Agreement's restrictive covenants. The Credit Agreement is guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries.

     The Company also had approximately $7,917,000 of capital lease obligations outstanding at June 30, 2000, which require annual lease payments of approximately $895,000, all of which are recorded as interest expense. The Company intends to purchase the assets associated with these lease obligations pursuant to options to purchase during the remaining lease period of approximately seven years for approximately $7,917,000, of which $2,000,000 has been paid in advance and is recorded in "Other Assets" in the Company's Condensed Consolidated Balance Sheet.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

     Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company's business, including those matters described below, are pending against the Company and certain of its subsidiaries. Certain of these matters involve or may involve significant claims for compensatory, punitive or other damages. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at June 30, 2000, which may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the recorded accruals should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of these matters could result in a material adverse effect on the Company's results of operations for a particular reporting period.

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

     In 1973, the Company constructed the Farmington refinery, which was operated until 1982. The Company became aware of soil and shallow groundwater contamination at this facility in 1985. The Company hired environmental consulting firms to investigate the contamination and undertake remedial action. The consultants identified several areas of contamination in the soils and shallow groundwater underlying the Farmington property. A consultant to the Company has indicated that contamination attributable to past operations at the Farmington property has migrated off the refinery property, including a hydrocarbon plume that appears to extend no more than 1,800 feet south of the refinery property. Remediation activities are ongoing by the Company under the supervision of the New Mexico Oil Conservation Division ("OCD"), although no cleanup order has been received. The Company had reserved approximately $1,000,000 for possible environmental expenditures relating to its Farmington property, of which approximately $570,000 still remains.

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

     BLM made a proposed plan of action for the Landfill available to the public in 1996. Remediation alternatives examined by BLM in connection with the development of its proposed plan ranged in projected cost from no cost to approximately $14,500,000. BLM proposed the adoption of a remedial action alternative that it believed would cost approximately $3,900,000 to implement.

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

     In connection with the acquisition of the Company's Bloomfield refinery, the Company assumed certain environmental obligations including Bloomfield Refining Company's ("BRC") obligations under an Administrative Order issued by EPA in 1992 pursuant to the Resources Conservation and Recovery Act (the "Order"). The Order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. The Company established an environmental reserve of $2,250,000 in connection with this matter, of which approximately $1,500,000 still remains.

     The Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank (the "Tank") that was located in Bloomfield, New Mexico. The Company believes that all or a portion of the Tank and the 5.5 acres owned by the Company on which the Tank was located may have been a part of a refinery, owned by various other parties, that, to the Company's knowledge, ceased operations in the early 1960s. The Company submitted a work plan to define the extent of petroleum contamination in the soil and groundwater, which was approved by OCD subject to certain conditions. One of the conditions required the Company to submit a comprehensive report on all site investigations to OCD by January 14, 2000. The Company filed the required report on January 13, 2000, which included proposed remedial activities at the site. Based upon the report, it appears possible that contaminated groundwater is contained within the property boundaries and does not extend offsite. It is anticipated that OCD will not require remediation of offsite soil based upon the low contaminant levels found there. On May 19, 2000, OCD approved the Company's report with certain conditions. The Company must complete remedial activities and submit a report to OCD by August 31, 2000. The Company previously estimated cleanup costs at $250,000 and an environmental reserve in that amount was created, of which $232,000 remains. The Company currently anticipates that the cost of remediation will be closer to $100,000.

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

     The Company has received a Notice of Violation and Settlement Offer ("NOV"), dated July 18, 2000, from NMED. The NOV alleges that the Company has violated a number of air quality regulations, as well as a condition of an air quality permit, at the Company's Bloomfield refinery. The NOV represents that NMED is willing to settle this matter for $145,854. The Company intends to contest the NOV.

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

     The Company is subject to various federal and state programs relating to the composition of motor fuels. The State of Arizona passed legislation in April 2000 that requires refiners and suppliers of gasoline to phase out the use of the gasoline additive methyl tertiary butyl ether ("MTBE") in Arizona by July 2003, if feasible. The Company uses MTBE as an octane booster in its fuels. A reasonable estimate of the financial impact, if any, of the phase out of MTBE on the Company cannot be made at this time because, among other reasons, the market price of alternative octane boosters may be more or less than the price of MTBE at the time of the phase out and, depending upon the alternative selected, modifications to the manner in which the Company's refineries are operated may or may not be necessary.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

EARNINGS BEFORE INCOME TAXES
----------------------------
     For the three months ended June 30, 2000, earnings before income taxes were $5,490,000, a decrease of $6,649,000 from earnings before income taxes of $12,139,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, earnings before income taxes were $2,759,000, a decrease of $10,764,000 from earnings before income taxes of $13,523,000 for the six months ended June 30, 1999. In each period, the decrease was primarily due to a decline in Phoenix Fuel finished product margins, a 48% decline for the quarter and a 30% decline for the six months; an 8% decrease in refinery sourced finished product sales volumes, due in part to competitive conditions and, in the first quarter of 2000, to customers using inventory they had stored at the end of 1999 in anticipation of potential Y2K problems; a decline in refinery margins, a 9% decline for the quarter and a 7% decline for the six months; an increase in operating expenses, including depreciation and amortization; and a decline in retail fuel margins, a 12% decline for the quarter and an 18% decline for the six months. Retail and refining margins were each affected by finished product and crude oil costs which increased faster than related retail and wholesale selling prices. The decrease in earnings was offset in part by increased retail merchandise sales, a 21% increase for the quarter and a 17% increase for the six months, along with a 2% increase in merchandise margins in each period; and lower selling, general and administrative expenses ("SG&A"). In addition, 1999 earnings were reduced as the result of the write-off of $1,950,000 in net book value of assets that were either demolished for new construction or replaced with new systems.

REVENUES
--------
     Revenues for the three months ended June 30, 2000, increased approximately $64,884,000 or 32% to $266,066,000 from $201,182,000 in the comparable 1999 period. Revenues for the six months ended June 30, 2000, increased approximately $140,997,000 or 40% to $491,200,000 from $350,203,000 in the comparable 1999 period. The increase in each period is due to, among other things, increases in refinery weighted average selling prices, a 46% increase for the quarter and a 64% increase for the six months; increases in Phoenix Fuel weighted average selling prices, a 40% increase for the quarter and a 53% increase for the six months, along with increases in wholesale fuel volumes sold to third party customers, a 4% increase for the quarter and a 3% increase for the six months; and a 21% and 17% increase in retail merchandise sales for the quarter and six months, respectively. This increase was partially offset by an 8% decline in refinery sourced finished product sales volumes in each period.

     The volumes of refined products sold through the Company's retail units increased approximately 3% and 5% from 1999 levels for the quarter and six months, respectively, primarily due to Company constructed and remodeled service station/convenience stores that were opened in 1999 and 2000. The volume of finished product sold from service station/convenience stores that were in operation for a full year in each period increased approximately 4% for the quarter and 3% for the six months, while volumes sold from the Company's travel center declined approximately 17% for the quarter and 9% for the six months.

COST OF PRODUCTS SOLD
---------------------
     For the three months ended June 30, 2000, cost of products sold increased $73,162,000 or 53% to $210,501,000 from $137,339,000 in the corresponding 1999 period. For the six months ended June 30, 2000, cost of products sold increased $151,397,000 or 64% to $388,423,000 from $237,026,000 in the corresponding 1999 period. The increase is due in part to a 75% increase in average crude oil costs for the quarter and a 99% increase for the six months; increases in the cost of finished product purchased by Phoenix Fuel, a 49% increase for the quarter and a 62% increase for the six months, along with a 4% increase in wholesale fuel volumes sold to third party customers for the quarter and a 3% increase for the six months; and a 21% and 17% increase in retail merchandise sales for the quarter and six months, respectively. This increase was partially offset by an 8% decline in refinery sourced finished product sales volumes in each period.

     In the second quarter of 1999 certain higher cost crude oil LIFO inventory layers were liquidated which resulted in an increase in the cost of products sold of approximately $1,600,000. There were no similar liquidations in the same 2000 period.

OPERATING EXPENSES
------------------
     For the three months ended June 30, 2000, operating expenses increased approximately $492,000 or 2% to $29,504,000 from $29,012,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, operating expenses increased approximately $2,933,000 or 5% to $59,029,000 from $56,096,000 for the six months ended June 30, 1999. The increase in each period is due to, among other things, increased retail operating costs related to new service station/convenience stores opened in 1999 and 2000, including wages and related costs, and increased retail credit card processing fees due to an increase in the number of transactions, as well as the average dollar amount of each transaction. In addition, for the six months there were higher costs and increased volumes of purchased fuel for the refineries; increased expense related to various refinery maintenance projects undertaken in 2000; and higher expenditures at the refineries for catalyst, chemicals and additives. These increases were offset in part in each period by a reduction in accruals for incentive bonuses and lower lease expense due to the repurchase of 24 service station/convenience stores sold as part of a sale-leaseback transaction between the Company and FFCA Capital Holding Corporation ("FFCA") completed in December 1998. In addition, the first six months of 2000 reflected reduced retail advertising costs because of a change in advertising strategies as well as reduced expenditures for other promotional programs.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the three months ended June 30, 2000, depreciation and amortization increased approximately $529,000 or 7% to $8,370,000 from $7,841,000 in the same 1999 period. For the six months ended June 30, 2000, depreciation and amortization increased approximately $1,496,000 or 10% to $16,675,000 from $15,179,000 in the same 1999 period. The increase in each period is primarily related to construction, remodeling and upgrades in retail and refining operations during 1999 and 2000; the amortization of 1999 refinery turnaround costs; and the repurchase of 24 service station/convenience stores sold as part of a sale-leaseback transaction between the Company and FFCA in December 1998. In addition, depreciation and amortization for 1999 included the amortization of certain natural gas properties and the adjustment of the value of certain real estate assets held for sale.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     For the three months ended June 30, 2000, SG&A decreased approximately $992,000 or 13% to $6,396,000 from $7,388,000 in the corresponding 1999 period. For the six months ended June 30, 2000, SG&A decreased approximately $2,528,000 or 16% to $12,798,000 from $15,326,000 in the corresponding 1999 period. The decrease is primarily due to higher expenses for the estimated costs of incentive bonuses and accruals for other employee benefits made in 1999 as compared to 2000, a larger than normal contribution to the Company's Employee Stock Ownership Plan ("ESOP") in 1999, and higher 1999 workers' compensation expense. The decrease was offset in part by higher group insurance costs in each 2000 period due to higher claims experience; and for the six months, severance pay costs incurred in 2000 relating to a reorganization and staff reduction program. In addition, insurance reimbursements were received in the first quarter of 1999 relating to prior workers' compensation claims that had been paid by the Company.

INTEREST EXPENSE, NET
---------------------
     For the three months ended June 30, 2000, net interest expense (interest expense less interest income) increased approximately $292,000 or 5% to $5,805,000 from $5,513,000 in the comparable 1999 period. For the six months ended June 30, 2000, net interest expense increased approximately $413,000 or 4% to $11,516,000 from $11,103,000 in the comparable 1999 period. The increase in each period is primarily due to additional interest expense related to borrowings from the Company's revolving credit facility and a decline in interest and investment income from the investment of funds in short-term instruments.

INCOME TAXES
------------
     The effective tax rate for the three and six month periods ended June 30, 2000, was approximately 40% and was approximately 39% for each comparable 1999 period.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS
-------------------------
     Operating cash flows decreased for the six months ended June 30, 2000 compared to the six months ended June 30, 1999, primarily as a result of a decrease in cash flows related to changes in operating assets and liabilities in each period and a decrease in net earnings. Net cash provided by operating activities totaled $2,260,000 for the six months ended June 30, 2000, compared to net cash provided by operating activities of $38,121,000 in the comparable 1999 period.

WORKING CAPITAL
---------------
     Working capital at June 30, 2000 consisted of current assets of $166,104,000 and current liabilities of $113,637,000, or a current ratio of 1.46:1. At December 31, 1999, the current ratio was 1.40:1 with current assets of $171,984,000 and current liabilities of $122,588,000.

     Current assets have decreased since December 31, 1999, due to a decrease in cash and cash equivalents, offset in part by an increase in accounts and note receivable, inventories, and prepaid expenses and other. Accounts receivable have increased primarily due to an increase in finished product selling prices and certain miscellaneous receivables, offset in part by a reduction in product trading activity. Note receivable increased due to the reclassification of a note receivable from the Company's Chairman and Chief Executive Officer from "Other Assets" to current "Note Receivable". Inventories have increased due to an increase in both crude oil and refined product volumes and prices. Prepaid expenses and other have increased primarily as a result of refundable deposits placed in escrow for the acquisition of certain retail assets.

     Current liabilities have decreased due to an decrease in accounts payable and accrued expenses. Accounts payable have decreased primarily as a result of a decrease in certain trade payables, offset in part by an increase in the cost of certain raw materials and finished products. Accrued expenses have decreased primarily as a result of the payment of an accrued contingent payment related to the 1995 acquisition of the Company's Bloomfield refinery, the payment of 1999 accrued bonuses and 401(k) Company matching contributions, and the payment of certain accrued interest balances.

CAPITAL EXPENDITURES AND RESOURCES
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment totaled approximately $12,695,000 for the six months ended June 30, 2000. Expenditures included amounts for, among other things, the assignment of certain leases/subleases to the Company associated with 9 service station/convenience stores located on the Navajo and Zuni Indian Reservations; certain pipeline right-of-way payments; operational and environmental projects for the refineries; construction, remodeling and upgrade of retail operations; and construction costs related to the remodeling of a cardlock location.

     The Company received proceeds of approximately $3,098,000 from the sale of property, plant and equipment in the first six months of 2000, primarily from the sale of eight service station/convenience stores.

     The Company has entered into a non-binding letter of intent to acquire an interest in Western Refining Company ("Western"), or an affiliated entity, under terms yet to be finalized. Western, a Dallas, Texas based company, recently entered into an agreement to acquire the refining assets of Refining Holding Company L.P. in El Paso, Texas and is in negotiations with Chevron to purchase its El Paso refining assets. The Company is in the initial phase of due diligence and is continuing discussions with Western regarding the interest to be acquired.

     The Company continues to investigate other strategic acquisitions as well as capital improvements to its existing facilities. The Company is also evaluating the possible sale or exchange of non-strategic or under performing assets.

     The Company anticipates that working capital, including that necessary for capital expenditures and debt service, will be funded through existing cash balances, cash generated from operating activities, and, if necessary, future borrowings. Future liquidity, both short and long-term, will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses.

CAPITAL STRUCTURE
-----------------
     At June 30, 2000 and December 31, 1999, the Company's long-term debt was 67.6% and 66.1% of total capital, respectively, and the Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 66.9% and 63.0%, respectively.

     The Company's capital structure includes $150,000,000 of 9% senior subordinated notes due 2007 (the "9% Notes") and $100,000,000 of 9 3/4% senior subordinated notes due 2003 (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"). The Indentures supporting the Notes contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, to incur or guarantee debt, to pay dividends, to repurchase shares of the Company's common stock, to sell certain assets or subsidiary stock, to engage in certain mergers, to engage in certain transactions with affiliates or to alter the Company's current line of business. In addition, subject to certain conditions, the Company is obligated to offer to purchase a portion of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, the Company would be required to offer to purchase all of the Notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At June 30, 2000, the Company was in compliance with the restrictive covenants relating to these Notes.

     The Company has a $65,000,000 secured Credit Agreement (the "Credit Agreement") due December 23, 2001, with a group of banks. This Credit Agreement, a revolving loan agreement, is primarily a working capital and letter of credit facility and is secured by eligible accounts receivable and inventories as defined in the Credit Agreement. In addition, the Company is able to borrow up to $9,000,000 to exercise its purchase rights in connection with certain service station/convenience stores that are subject to capital lease obligations, and up to $10,000,000 for other acquisitions as defined in the Credit Agreement. The availability of funds under this facility is the lesser of (i) $65,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At June 30, 2000, the availability of funds under the Credit Agreement was $65,000,000. There were no direct borrowings outstanding under this facility at June 30 or July 31, 2000, and there were approximately $2,387,000 of irrevocable letters of credit outstanding on each date.

     The interest rate applicable to the Credit Agreement is tied to various short-term indices. At June 30, 2000, this rate was approximately 8% per annum. The Company is required to pay a quarterly commitment fee ranging from 0.325% to 0.500% per annum of the unused amount of the facility. The exact rate depends on meeting certain conditions in the Credit Agreement.

     The Credit Agreement contains certain restrictive covenants which require the Company to, among other things, maintain a minimum consolidated net worth, a minimum interest coverage ratio and a maximum capitalization ratio. It also places limits on investments, dispositions of assets, prepayments of senior subordinated debt, guarantees, liens and restricted payments. At June 30, 2000, the Company was in compliance with the Credit Agreement's restrictive covenants. The Credit Agreement is guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries.

     The Company's Board of Directors has authorized the repurchase of 2,500,000 shares of the Company's common stock. Purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. During the first six months of 2000, the Company did not repurchase any shares under this program. From the inception of the stock repurchase program through June 30, 2000, the Company had repurchased 1,962,700 shares for approximately $20,623,000, resulting in a weighted average cost of $10.51 per share. The repurchased shares are treated as treasury shares.

     On August 7, 2000, the Company's Board of Directors approved the acquisition of up to 100,000 shares of the Company's common stock, pursuant to the Company's stock repurchase program, from its Chairman and Chief Executive Officer at a price of $7.00 per share, which was the closing price of the Company's common stock on that date. Approximately 79,500 shares had been purchased as of August 10, 2000.

     Shares repurchased under the Company's program are available for a number of corporate purposes. The number of shares actually repurchased will be dependent upon market conditions and existing debt covenants, and there is no guarantee as to the exact number of shares to be repurchased by the Company. The Company may discontinue the program at any time without notice.

     As previously disclosed in the Company's Annual Report on Form 10-K, the Company filed a Schedule 13E-4 Issuer Tender Offer Statement with the Securities and Exchange Commission on December 21, 1999, to acquire up to 1,333,333 shares of its common stock at a price of $9.00 per share, net to the seller in cash. The offer expired on February 4, 2000, at which time 1,169,414 shares had been properly tendered to the Company. The Company purchased all of these shares at the stated price, at a cost of approximately $10,525,000, plus expenses of approximately $213,000 on February 8, 2000. These repurchased shares are treated as treasury shares.

     The Company's Board of Directors did not declare a cash dividend on common stock for the first or second quarters 2000. The payment of dividends is subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors. It is anticipated that the Board of Directors will periodically review the Company's policy regarding the payment of dividends.

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

     The potential loss from a hypothetical 10% adverse change in commodity prices on open commodity futures and options contracts held by the Company at June 30, 2000, was approximately $172,000.

     Additionally, the Company's $65,000,000 Credit Agreement is floating-rate debt tied to various short-term indices. As a result, the Company's annual interest costs associated with this debt will fluctuate. At June 30, 2000, there were no direct borrowings outstanding under this Credit Agreement.

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

     As previously discussed in the Company's Annual Report on Form 10-K for the Company's fiscal year ended December 31, 1999 and in the Company's Quarterly Report on Form 10-Q for the first quarter of 2000, the Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank (the "Tank") that was located in Bloomfield, New Mexico. The Company believes that all or a portion of the Tank and the 5.5 acres owned by the Company on which the Tank was located may have been a part of a refinery, owned by various other parties, that, to the Company's knowledge, ceased operations in the early 1960s. The Company submitted a work plan to define the extent of petroleum contamination in the soil and groundwater, which was approved by OCD subject to certain conditions. One of the conditions required the Company to submit a comprehensive report on all site investigations to OCD by January 14, 2000. The Company filed the required report on January 13, 2000. Based upon the report, it appears possible that contaminated groundwater is contained within the property boundaries and does not extend offsite. It is anticipated that OCD will not require remediation of offsite soil based upon the low contaminant levels found there. Subsequent to the filing of the Company's Form 10-Q for the first quarter of 2000, OCD approved the Company's report, which included proposed remedial activities at the site, with certain conditions. The Company must complete remedial activities and submit a report to OCD by August 31, 2000. The Company previously estimated cleanup costs at $250,000 and an environmental reserve in that amount was created, of which $232,000 remains. The Company currently anticipates that the cost of remediation will be closer to $100,000.

     The Company has received a Notice of Violation and Settlement Offer ("NOV"), dated July 18, 2000, from NMED. The NOV alleges that the Company has violated a number of air quality regulations, as well as a condition of an air quality permit, at the Company's Bloomfield refinery. The NOV represents that NMED is willing to settle this matter for $145,854. The Company intends to contest the NOV.

 	The State of Arizona passed legislation in April 2000 that requires refiners and suppliers of gasoline to phase out the use of the gasoline additive methyl tertiary butyl ether ("MTBE") in Arizona by July 2003, if feasible. The Company uses MTBE as an octane booster in its fuels. A reasonable estimate of the financial impact, if any, of the phase out of MTBE on the Company cannot be made at this time because, among other reasons, the market price of alternative octane boosters may be more or less than the price of MTBE at the time of the phase out and, depending upon the alternative selected, modifications to the manner in which the Company's refineries are operated may or may not be necessary.

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

     The Four Corners basin is a mature production area and, accordingly, is subject to a natural decline in production over time. In the past, this natural decline has been offset by new drilling, field workovers and secondary recovery projects which resulted in additional production from existing reserves. Many of these projects were cut back, however, when crude oil prices declined dramatically in 1998. Based upon history and discussions with local producers, the Company anticipates that additional projects will again be undertaken and that production will increase from the field as a result of the recovery in crude oil prices which began in the second quarter of 1999. Through the first half of 2000, the Company has noticed some increase in certain Four Corners production and has indications that producers are considering projects that, if undertaken, could result in increased production by the end of 2000 or early 2001.

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

     Separately, at the end of 1999, an existing natural gas liquids pipeline had been converted to a refined products pipeline and began delivering finished product from Southeastern New Mexico to the Albuquerque and Four Corners areas. The Company has experienced increased competition for sales volumes in these areas as a result of the completion of this project.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains forward-looking statements that involve known and unknown risks and uncertainties. Forward-looking statements are identified by words or phrases such as "believes," "expects," "anticipates," "estimates," "could," "plans," "intends," variations of such words and phrases and other similar expressions. While these forward-looking statements are made in good faith, and reflect the Company's current judgment regarding such matters, actual results could vary materially from the forward-looking statements. Important factors that could cause actual results to differ from forward-looking statements include, but are not limited to, economic, competitive and governmental factors affecting the Company's operations, markets, products, services and prices; risks associated with non-compliance with certain debt covenants or the satisfaction of financial ratios contained in such covenants; the adequacy of the Company's environmental and tax reserves; the ultimate outcome of the two lawsuits filed against the Company by the State of New Mexico and the Company's ultimate liability related thereto; the availability of indemnification from third parties in connection with various legal proceedings; the Company's ability to recover tax payments from third parties; the Company's ability to resolve alleged legal violations without the assessment of additional fines or penalties; the expansion of the Company's refining, retail and Phoenix Fuel operations through acquisition and construction; the risk that the Company will not acquire an interest in Western Refining Company or an affiliated entity; the risk that Western Refining Company will not complete the acquisition of the refining assets in El Paso, Texas of Refinery Holding Company L.P. and/or Chevron; the adequacy and cost of raw material supplies; the potential effects of various pipeline projects as they relate to the Company's market area and future profitability; the impact of the mandated use of gasolines satisfying governmentally mandated specifications on the Company's operations; the ability of the Company to duplicate the level of 1999 refinery production runs in 2000; the ability of the Company to reduce operating expenses and non-essential capital expenditures; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on behalf of the Company, are expressly qualified in their entirety by the foregoing. Forward-looking statements made by the Company represent its judgement on the dates such statements are made. The Company assumes no obligation to update any forward-looking statements to reflect new or changed events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------
     The information required by this item is incorporated by reference to the section entitled "Other" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is a party to ordinary routine litigation incidental to its business. There is also hereby incorporated by reference the information regarding contingencies in Note 6 to the Unaudited Condensed Consolidated Financial Statements set forth in Item 1, Part I hereof and the discussion of certain contingencies contained in Item 2, Part 1 hereof, under the heading "Liquidity and Capital Resources - Other."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held on May 11, 2000. Proxies for the meeting were solicited under Regulation 14A. There were no matters submitted to a vote of security holders other than the election of one director and approval of auditors as specified in the Company's Proxy Statement. There was no solicitation in opposition to management's nominee to the Board of Directors.

     Fredric L. Holliger was elected as a director of the Company. The vote was as follows:

         SHARES              SHARES
       VOTED "FOR"     VOTED "WITHHOLDING"
       -----------     -------------------
        8,196,343           126,865

     Deloitte & Touche LLP were ratified as independent auditors for the Company for the year ending December 31, 2000. The vote was as follows:

         SHARES            SHARES                SHARES
       VOTED "FOR"     VOTED "AGAINST"     VOTED "ABSTAINING"
       -----------     ---------------     ------------------
        8,257,276            37,705              28,227

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit:

     27     Financial Data Schedule.

(b) Reports on Form 8-K. There were no reports filed on Form 8-K for the quarter ended June 30, 2000.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.

                         GIANT INDUSTRIES, INC.


                         /s/ GARY R. DALKE
                         ------------------------------------------
                         Gary R. Dalke, Vice President,
                         Controller, Accounting Officer
                         and Assistant Secretary


Date: August 11, 2000