Form 10-Q
period 2000-09-30
GIANT INDUSTRIES INC
filed 2000-11-03
CIK 856465

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

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

                              Yes [X]    No [ ]

Number of Common Shares outstanding at October 31, 2000: 9,016,208 shares.

                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                     INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets September 30, 2000 (Unaudited) and December 31, 1999

          Condensed Consolidated Statements of Earnings for the Three and Nine Months Ended September 30, 2000 and 1999 (Unaudited)

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999 (Unaudited)

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

SIGNATUR

                                      PART I
                               FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS)

                                                 SEPTEMBER 30,   DECEMBER 31,
-----------------------------------------------------------------------------
                                                    2000             1999
-----------------------------------------------------------------------------
                                                 (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents                      $  30,718        $  32,945
  Receivables, net                                  79,191           74,000
  Note receivable                                    5,000                -
  Inventories                                       64,849           58,240
  Prepaid expenses and other                         2,868            4,097
  Deferred income taxes                              2,702            2,702
-----------------------------------------------------------------------------
    Total current assets                           185,328          171,984
-----------------------------------------------------------------------------
Property, plant and equipment                      499,836          485,181
  Less accumulated depreciation and amortization  (184,822)        (161,983)
-----------------------------------------------------------------------------
                                                   315,014          323,198
-----------------------------------------------------------------------------
Goodwill, net                                       21,073           21,819
Other assets                                        21,635           29,798
-----------------------------------------------------------------------------
                                                 $ 543,050        $ 546,799
=============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt              $     307        $     297
  Accounts payable                                  85,389           76,833
  Accrued expenses                                  37,812           45,458
-----------------------------------------------------------------------------
    Total current liabilities                      123,508          122,588
-----------------------------------------------------------------------------
Long-term debt, net of current portion             258,101          258,272
Deferred income taxes                               29,361           28,002
Other liabilities and deferred income                4,515            5,475
Commitments and contingencies (Notes 5 and 6)
Common stockholders' equity                        127,565          132,462
-----------------------------------------------------------------------------
                                                 $ 543,050        $ 546,799
=============================================================================

See accompanying notes to condensed consolidated financial statements.

                     GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                    (UNAUDITED)
                       (IN THOUSANDS EXCEPT PER SHARE DATA)

                                              THREE MONTHS          NINE MONTHS
                                           ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------
                                            2000       1999       2000       1999
-----------------------------------------------------------------------------------
Net revenues                              $301,213   $214,503   $792,413   $564,706
Cost of products sold                      240,792    160,064    629,215    397,090
-----------------------------------------------------------------------------------
Gross margin                                60,421     54,439    163,198    167,616

Operating expenses                          31,060     28,771     90,089     84,867
Depreciation and amortization                8,650      7,487     25,325     22,666
Selling, general and
  administrative expenses                    6,652      7,296     19,450     22,622
Loss on write-off of assets                      -          -          -      1,950
-----------------------------------------------------------------------------------
Operating income                            14,059     10,885     28,334     35,511

Interest expense, net                        5,603      5,205     17,119     16,308
-----------------------------------------------------------------------------------
Earnings before income taxes                 8,456      5,680     11,215     19,203

Provision for income taxes                   3,441      2,215      4,551      7,475
-----------------------------------------------------------------------------------
Net earnings                              $  5,015   $  3,465   $  6,664   $ 11,728
===================================================================================

Net earnings per common share:
  Basic                                   $   0.55   $   0.32   $   0.72   $   1.09
===================================================================================
  Assuming dilution                       $   0.55   $   0.32   $   0.72   $   1.08
===================================================================================

See accompanying notes to condensed consolidated financial statements.

                      GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
----------------------------------------------------------------------------------
                                                                2000        1999
----------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                $  6,664    $ 11,728
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                             25,325      22,666
      Deferred income taxes                                      1,359       3,210
      Loss on disposal of assets                                   230       1,718
      Other                                                        157        (377)
      Changes in operating assets and liabilities:
        Increase in receivables                                 (5,360)    (26,369)
        Increase in inventories                                 (6,601)    (11,485)
        Decrease in prepaid expenses and other                   1,269       3,141
        Increase in accounts payable                             8,556      34,459
        (Decrease) increase in accrued expenses                 (2,293)      3,412
----------------------------------------------------------------------------------
Net cash provided by operating activities                       29,306      42,103
----------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property, plant and equipment and other assets  (18,830)    (31,190)
  Refinery acquisition contingent payment                       (5,442)     (7,289)
  Proceeds from sale of property, plant and equipment
    and other assets                                             4,461       1,135
----------------------------------------------------------------------------------
Net cash used by investing activities                          (19,811)    (37,344)
----------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds of long-term debt                                    68,000           -
  Payments of long-term debt                                   (68,161)    (24,944)
  Purchase of treasury stock                                   (11,670)     (4,950)
  Proceeds from exercise of stock options                          109          96
  Deferred financing costs                                           -         (50)
----------------------------------------------------------------------------------
Net cash used by financing activities                          (11,722)    (29,848)
----------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                       (2,227)    (25,089)
Cash and cash equivalents:
  Beginning of period                                           32,945      55,697
----------------------------------------------------------------------------------
  End of period                                               $ 30,718    $ 30,608
==================================================================================

Non-cash Investing and Financing Activities. In the second quarter of 1999, the Company received 87,036 shares of its own common stock valued at approximately
$975,000 from two officers of the Company as payment for the exercise of 108,857 common stock options. These shares were immediately cancelled.

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual
Report on Form 10-K for the year ended December 31, 1999.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for
Derivative Instruments and Hedging Activities," which was originally to be effective for the Company's financial statements as of January 1, 2000. In
June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative
Instruments and Hedging Activities - Deferral of Effective Date of FASB
Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 by one year in order to give companies more time to study, understand and implement the provisions of SFAS No. 133 and to complete information system modifications. In June 2000, the FASB issued SFAS No. 138 "Accounting for
Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133." SFAS No. 138 expands and clarifies certain provisions of SFAS No. 133 and will be adopted by the Company concurrently with SFAS No.
133 on January 1, 2001.

     SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities record all derivatives as either assets or liabilities, measured at fair value, with any change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. If certain conditions are met, a derivative may be specifically designated as a (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) hedge of the exposure to variable cash flows of a forecasted transaction, or (c) hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

     Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

     The Company has reviewed and continues to review its outstanding contracts to determine if they qualify as derivatives or contain embedded derivatives as defined in SFAS No. 133, as amended by SFAS No. 138. As of the date of this filing, except as described below, the Company does not believe the contracts that have been reviewed qualify as derivatives or contain embedded derivatives as defined in SFAS No. 133, as amended by SFAS No. 138.

     As of September 30, 2000, the Company had open futures contracts for the purchase or sale of 115,000 barrels of heating oil or crude oil. These open futures contracts relate to specific speculative strategies entered into with the expectation of profiting from favorable price movements. These contracts are marked-to-market monthly and any gains or losses recorded in cost of sales. At September 30, 2000, a net loss of approximately $71,000 had been recorded relating to these contracts.

     In addition, at September 30, 2000, the Company had entered into contracts for the purchase or sale of 75,000 barrels of diesel fuel for delivery in October in Los Angeles. These contracts are part of the Company's speculative wet barrel trading activities, and would be considered derivative instruments under SFAS No. 133, as amended by SFAS No. 138. The contracts were not reflected in the Company's records as of September 30, 2000. If these contracts were in existence at December 31, 2000, transition adjustments required by SFAS No. 133 of less than $100,000 would be recorded as of January 1, 2001. The adjustments would be recorded as cumulative-effect-type adjustments of net income, and corresponding adjustments would be made to assets or liabilities in the Company's Consolidated Balance Sheet.
Subsequently, these contracts would be marked-to-market monthly and any gains or losses recorded in earnings.

     At September 30, 2000, the Company had no hedging strategies in place as defined in SFAS No. 133, as amended by SFAS No. 138.

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

     - Retail Group: The Retail Group consists of service station/convenience stores and one travel center. These operations sell various grades of gasoline, diesel fuel, general merchandise and food products to the general public through retail locations. The petroleum fuels sold by the Retail Group are supplied by the Refining Group or Phoenix Fuel. The Refining Group manufactures these refined products or acquires them through exchange arrangements, third party purchases or from Phoenix Fuel. Phoenix Fuel acquires the petroleum products it supplies primarily from third parties.
General merchandise and food products are obtained from third party suppliers.

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

     Operations that are not included in any of the three segments are included in the category "Other" and consist primarily of corporate staff operations, including selling, general and administrative expenses of approximately $4,533,000 and $5,797,000 for the three months ended September
30, 2000 and 1999, respectively, and $13,327,000 and $17,085,000 for the nine months ended September 30, 2000 and 1999, respectively.

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


     Disclosures regarding the Company's reportable segments with reconciliations to consolidated totals for the three months ended
September 30, 2000 and 1999, are presented below.



                                       For the Three Months Ended September 30, 2000           (In 000s)
                                       ----------------------------------------------------------------
                                       Refining   Retail   Phoenix            Reconciling
                                         Group    Group      Fuel     Other      Items     Consolidated
                                       --------  --------  --------  -------  -----------  ------------
Customer net revenues...............   $ 94,200  $107,890  $ 99,000  $   123   $      -      $301,213
Intersegment net revenues...........     51,813         -    24,944        -    (76,757)            -
                                       --------  --------  --------  -------   --------      --------
Total net revenues..................   $146,013  $107,890  $123,944  $   123   $(76,757)     $301,213
                                       --------  --------  --------  -------   --------      --------
Operating income....................   $ 14,693  $    694  $  3,423  $(4,751)  $      -      $ 14,059
Interest expense....................                                                           (6,178)
Interest income.....................                                                              575
                                                                                             --------
Earnings before income taxes........                                                         $  8,456
                                                                                             --------
Depreciation and amortization.......   $  4,523  $  2,921  $    649  $   557   $      -      $  8,650
Capital expenditures................   $  1,770  $  3,574  $    228  $   563   $      -      $  6,135

                                       For the Three Months Ended September 30, 1999          (In 000s)
                                       ---------------------------------------------------------------
                                       Refining   Retail   Phoenix           Reconciling
                                        Group     Group      Fuel     Other    Items      Consolidated
                                       --------  --------  --------  ------- -----------  ------------
Customer net revenues...............   $ 57,280  $ 91,739  $ 65,385  $    99   $      -      $214,503
Intersegment net revenues...........     55,056         -    10,352        -    (65,408)            -
                                       --------  --------  --------  -------   --------      --------
Total net revenues..................   $112,336  $ 91,739  $ 75,737  $    99   $(65,408)     $214,503
                                       --------  --------  --------  -------   --------      --------
Operating income....................   $ 14,107  $  1,310  $  1,754  $(6,286)  $      -      $ 10,885
Interest expense....................                                                           (5,944)
Interest income.....................                                                              739
                                                                                             --------
Earnings before income taxes........                                                         $  5,680
                                                                                             --------
Depreciation and amortization.......   $  3,950  $  2,175  $    570  $   792   $      -      $  7,487
Capital expenditures................   $  1,035  $  9,353  $    775  $   290   $      -      $ 11,453

     Disclosures regarding the Company's reportable segments with reconciliations to consolidated totals for the nine months ended
September 30, 2000 and 1999, are presented below.

                                       As of and for the Nine Months Ended September 30, 2000 (In 000s)
                                       ---------------------------------------------------------------
                                       Refining   Retail   Phoenix           Reconciling
                                        Group     Group      Fuel    Other     Items      Consolidated
                                       --------  --------  -------  -------  -----------  ------------
Customer net revenues...............   $210,945  $318,378  $262,798  $    292  $       -     $792,413
Intersegment net revenues...........    178,024         -    56,732         -   (234,756)           -
                                       --------  --------  --------  --------  ---------     --------
Total net revenues..................   $388,969  $318,378  $319,530  $    292  $(234,756)    $792,413
                                       --------  --------  --------  --------  ---------     --------
Operating income....................   $ 35,436  $  1,780  $  6,091  $(14,973) $       -     $ 28,334
Interest expense....................                                                          (18,433)
Interest income.....................                                                            1,314
                                                                                             --------
Earnings before income taxes........                                                         $ 11,215
                                                                                             --------
Depreciation and amortization.......   $ 13,042  $  8,557  $  1,903  $  1,823  $       -     $ 25,325
Total assets........................   $239,315  $151,330  $ 99,610  $ 52,795  $       -     $543,050
Capital expenditures................   $  4,890  $ 12,205  $  1,150  $    585  $       -     $ 18,830


                                       For the Nine Months Ended September 30, 1999           (In 000s)
                                       ---------------------------------------------------------------
                                       Refining   Retail   Phoenix           Reconciling
                                        Group     Group      Fuel    Other     Items      Consolidated
                                       --------  --------  -------  -------  -----------  ------------
Customer net revenues...............   $143,706  $245,961  $174,835  $    204  $       -     $564,706
Intersegment net revenues...........    132,842         -    13,898         -   (146,740)           -
                                       --------  --------  --------  --------  ---------     --------
Total net revenues..................   $276,548  $245,961  $188,733  $    204  $(146,740)    $564,706
                                       --------  --------  --------  --------  ---------     --------
Operating income....................   $ 44,757  $  5,900  $  7,032  $(20,228) $  (1,950)    $ 35,511
Interest expense....................                                                          (18,112)
Interest income.....................                                                            1,804
                                                                                             --------
Earnings before income taxes........                                                         $ 19,203
                                                                                             --------
Depreciation and amortization.......   $ 11,662  $  6,531  $  1,689  $  2,784  $       -     $ 22,666
Capital expenditures................   $  6,342  $ 20,887  $  1,341  $  2,620  $       -     $ 31,190

NOTE 3 - EARNINGS PER SHARE:

     The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net earnings:

                                                Three Months Ended September 30,
                             -------------------------------------------------------------------
                                           2000                               1999
                             --------------------------------   --------------------------------
                                                        Per                                Per
                              Earnings       Shares    Share     Earnings       Shares    Share
                             (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount
                             ----------- ------------- ------   ----------- ------------- ------
Earnings per common
  share - basic

  Net earnings.............   $5,015,000   9,086,099    $0.55    $3,465,000  10,667,009   $0.32

  Effect of dilutive
    stock options..........            -       4,344        -             -      70,840       -
                              ----------   ---------    -----    ----------  ----------   -----
Earnings per common
  share - assuming dilution

  Net earnings.............   $5,015,000   9,090,443    $0.55    $3,465,000  10,737,849   $0.32
                              ==========   =========    =====    ==========  ==========   =====

                                                Nine Months Ended September 30,
                             -------------------------------------------------------------------
                                           2000                               1999
                             --------------------------------   --------------------------------
                                                        Per                                Per
                              Earnings       Shares    Share     Earnings      Shares     Share
                             (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount
                             ----------- ------------- ------   ----------- ------------- ------
Earnings per common
  share - basic

  Net earnings.............   $6,664,000   9,293,503    $0.72   $11,728,000  10,784,444   $1.09

  Effect of dilutive
    stock options..........            -      10,608        -             -      46,400       -
                              ----------   ---------    -----   -----------  ----------   -----
Earnings per common
  share - assuming dilution

  Net earnings.............   $6,664,000   9,304,111    $0.72   $11,728,000  10,830,844   $1.08
                              ==========   =========    =====   ===========  ==========   =====

     On December 21, 1999, the Company filed a Schedule 13E-4 Issuer Tender Offer Statement with the Securities and Exchange Commission. The offer expired on February 4, 2000, and the Company acquired 1,169,414 shares of its common stock, which were properly tendered under the offer, on February 8, 2000. The repurchased shares are being treated as treasury shares.

     During the third quarter of 2000, the Company purchased 129,466 shares of its common stock from its Chairman and Chief Executive Officer under the Company's stock repurchase program. These shares were repurchased at a weighted average price of approximately $6.93 per share, which was the approximate average closing price of the Company's common stock on the dates of the Board of Directors resolutions authorizing the transactions.

     At September 30, 2000, there were 9,016,208 shares of the Company's common stock outstanding. There were no transactions subsequent to September 30, 2000, that if the transactions had occurred before September 30, 2000, would materially change the number of common shares or potential common shares outstanding as of September 30, 2000.

NOTE 4 - INVENTORIES:

                                          SEPTEMBER 30,       DECEMBER 31,
----------------------------------------------------------------------------
(IN THOUSANDS)                                2000               1999
----------------------------------------------------------------------------
First-in, first-out ("FIFO") method:
  Crude oil                                 $ 12,920           $ 11,550
  Refined products                            38,956             26,632
  Refinery and shop supplies                  10,854             10,502
  Merchandise                                  5,154              4,897
Retail method:
  Merchandise                                  8,812              8,809
----------------------------------------------------------------------------
    Subtotal                                  76,696             62,390
Allowance for last-in,
  first-out ("LIFO") method                  (11,847)            (4,150)
----------------------------------------------------------------------------
    Total                                   $ 64,849           $ 58,240
============================================================================

     The portion of inventories valued on a LIFO basis totaled $40,454,000 and $32,435,000 at September 30, 2000 and December 31, 1999, respectively. The following data will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at September 30, 2000 and 1999, net earnings and diluted earnings per share for the three months ended September 30, 2000 and 1999 would have been higher by $1,767,000 and $0.19 and $2,500,000 and $0.23, respectively, and net earnings and diluted earnings per share for the nine months ended September 30, 2000 and 1999 would have been higher by $4,679,000 and $0.50 and $2,070,000 and $0.19, respectively.

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

NOTE 5 - LONG-TERM DEBT:

     The Company has issued $150,000,000 of 9% senior subordinated notes due 2007 (the "9% Notes") and $100,000,000 of 9 3/4% senior subordinated notes due 2003 (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"). The Indentures supporting the Notes contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, to incur or guarantee debt, to pay dividends, to repurchase shares of the Company's common stock, to sell certain assets or subsidiary stock, to engage in certain mergers, to engage in certain transactions with affiliates or to alter the Company's current line of business. In addition, subject to certain conditions, the Company is obligated to offer to purchase a portion of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, the Company would be required to offer to purchase all of the Notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At September 30, 2000, the Company was in compliance with the restrictive covenants relating to these Notes.

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

     The Company has a $65,000,000 secured Credit Agreement (the "Credit Agreement") due December 23, 2001, with a group of banks. This Credit Agreement, a revolving loan agreement, is primarily a working capital and letter of credit facility and is secured by eligible accounts receivable and inventories as defined in the Credit Agreement. In addition, the Company is able to borrow up to $9,000,000 to exercise its purchase rights in connection with certain service station/convenience stores that are currently subject to capital lease obligations, and up to $10,000,000 for other acquisitions as defined in the Credit Agreement. The availability of funds under this facility is the lesser of (i) $65,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At September 30, 2000, the availability of funds under the Credit Agreement was $65,000,000. There were no direct borrowings outstanding under this facility at September 30 or October 31, 2000, and there were approximately $2,347,000 of irrevocable letters of credit outstanding on each date. At December 31, 1999, there were no direct borrowings outstanding under this facility.

     The interest rate applicable to the Credit Agreement is tied to various short-term indices. At September 30, 2000, this rate was approximately 8 1/2% per annum. The Company is required to pay a quarterly commitment fee ranging from 0.325% to 0.500% per annum of the unused amount of the facility. The exact rate depends on meeting certain conditions in the Credit Agreement.

     The Credit Agreement contains certain restrictive covenants which require the Company to, among other things, maintain a minimum consolidated net worth, a minimum interest coverage ratio and a maximum capitalization ratio. It also places limits on investments, dispositions of assets, prepayments of senior subordinated debt, guarantees, liens and restricted payments. At September 30, 2000, the Company was in compliance with the Credit Agreement's restrictive covenants. The Credit Agreement is guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries.

     The Company also had approximately $7,917,000 of capital lease obligations outstanding at September 30, 2000, which require annual lease payments of approximately $895,000, all of which are recorded as interest expense. The Company intends to purchase the assets associated with these lease obligations pursuant to options to purchase during the remaining lease period of approximately seven years for approximately $7,917,000, of which $2,000,000 has been paid in advance and is recorded in "Other Assets" in the Company's Condensed Consolidated Balance Sheet.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

     Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company's business, including those matters described below, are pending against the Company and certain of its subsidiaries. Certain of these matters involve or may involve significant claims for compensatory, punitive or other damages. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at September 30, 2000, which may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the recorded accruals should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of these matters could result in a material adverse effect on the Company's results of operations for a particular reporting period.

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

     On October 1, 1999, the State of New Mexico filed a lawsuit in the United States District Court for the District of New Mexico, and a separate lawsuit in the Second Judicial District Court, County of Bernalillo, State of New Mexico, against numerous entities, including General Electric Company, ACF Industries, Inc., Chevron Corporation, Texaco Refining and Marketing, Inc., Phillips Petroleum Company, Ultramar Diamond Shamrock Corporation, the United States Department of Energy, the United States Department of Defense, the United States Air Force and the Company. The lawsuits relate to alleged releases of pollutants at the South Valley Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") Superfund Site in Albuquerque, New Mexico (the "South Valley Superfund Site"). The South Valley Superfund Site includes contamination that allegedly originated from a number of facilities, including a GE Aircraft Engines/U.S. Air Force facility and a petroleum products terminal (the "Albuquerque Terminal"), which was acquired by the Company in 1995 from Texaco Refining and Marketing, Inc. ("Texaco"). The lawsuits allege that the defendants released or threatened to release hazardous substances into the environment, causing injury to surface water, groundwater and soil at the South Valley Superfund Site, which are natural resources of the state. In the federal court lawsuit, the state seeks monetary damages under CERCLA for all past, present and future damages to these natural resources, plus interest, costs and attorneys' fees. The state court complaint contains state law claims for trespass, public nuisance, interference with natural resources held in trust by the state, negligence, strict liability, unjust enrichment and punitive damages. The state seeks various monetary damages in connection with these claims, including natural resources damages, loss of use of property and natural resources, loss of tax revenues, lost profits, punitive damages and attorneys' fees and costs. Since its original filing, the state court complaint has been removed to federal court. The Company, along with certain other defendants, filed motions to dismiss the state and federal claims. The motions to dismiss the federal claims were subsequently denied, and the motions to dismiss the state claims are pending. Although neither complaint calculates the amount of damages being sought by the state, a preliminary assessment report on alleged damages to natural resources, dated December 1998, issued by the New Mexico Office of the Natural Resources Trustee estimated these damages at $260,000,000. Liability for natural resource damages under CERCLA is joint and several such that a responsible party may be liable for all natural resource damages at a site even though it was responsible for only a small part of such damages.

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

     In 1973, the Company constructed the Farmington refinery, which was operated until 1982. The Company became aware of soil and shallow groundwater contamination at this facility in 1985. The Company hired environmental consulting firms to investigate the contamination and undertake remedial action. The consultants identified several areas of contamination in the soils and shallow groundwater underlying the Farmington property. A consultant to the Company has indicated that contamination attributable to past operations at the Farmington property has migrated off the refinery property, including a hydrocarbon plume that appears to extend no more than 1,800 feet south of the refinery property. Remediation activities are ongoing by the Company under the supervision of the New Mexico Oil Conservation Division ("OCD"), although no cleanup order has been received. The Company has a reserve of approximately $550,000 for possible environmental expenditures relating to its Farmington property.

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

     In connection with the acquisition of the Company's Bloomfield refinery, the Company assumed certain environmental obligations including Bloomfield Refining Company's ("BRC") obligations under an Administrative Order issued by EPA in 1992 pursuant to the Resources Conservation and Recovery Act (the "Order"). The Order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. The Company established an environmental reserve of $2,250,000 in connection with this matter, of which approximately $1,500,000 still remains. The Company has submitted, and hopes to receive approval of, a remediation plan which would cost substantially less to implement than initially anticipated. Accordingly, the Company will be reevaluating its reserve.

     The Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank (the "Tank") that was located in Bloomfield, New Mexico. The Company believes that all or a portion of the Tank and the 5.5 acres owned by the Company on which the Tank was located may have been a part of a refinery, owned by various other parties, that, to the Company's knowledge, ceased operations in the early 1960s. The Company submitted a work plan to define the extent of petroleum contamination in the soil and groundwater, which was approved by OCD subject to certain conditions. One of the conditions required the Company to submit a comprehensive report on all site investigations to OCD by January 14, 2000. The Company filed the required report on January 13, 2000, which included proposed remedial activities at the site. Based upon the report, it appears possible that contaminated groundwater is contained within the property boundaries and does not extend offsite. It is anticipated that OCD will not require remediation of offsite soil based upon the low contaminant levels found there. On May 19, 2000, OCD approved the Company's report with certain conditions. Those conditions required the Company to complete remedial activities and submit a report to OCD by August 31, 2000. In the course of conducting the remedial activities, it became apparent that the extent of the contamination at the site was greater than anticipated. The Company has received an extension of time to complete the remedial activities in order to further assess the situation and propose a modified remedial plan. The Company previously estimated cleanup costs at $250,000 and an environmental reserve in that amount was created, of which approximately $222,000 remains. The Company is reevaluating its reserve as a result of the remedial activities conducted after OCD's approval of the January 13, 2000 site investigation report.

     The Company is in receipt of a Notice of Violation, dated February 9, 1993, from the New Mexico Environment Department ("NMED") alleging that the Company failed to comply with certain notification requirements contained in one of the permits applicable to the Ciniza refinery's land treatment facility. As a result, the Company and NMED negotiated a plan for closure of the land treatment facility. The costs associated with implementing the closure plan are expected to be approximately $250,000, which the Company anticipates will be spent over a number of years.

     The Company has received a Notice of Violation and Settlement Offer ("NOV"), dated July 18, 2000, from NMED. The NOV alleges that the Company has violated a number of air quality regulations, as well as a condition of an air quality permit, at the Company's Bloomfield refinery. The NOV represents that NMED is willing to settle this matter for approximately $146,000. The Company has contested the NOV.

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

     The Company has received several tax notifications and assessments from the Navajo Tribe relating to Company operations outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1,800,000 severance tax assessment (including interest and penalties through the date of the assessment) issued in November 1991, and a $3,400,000 severance tax assessment (including interest and penalties through the date of the assessment) issued in May 1999, both of which relate to crude oil removed from properties located within this area. The Company has invoked its appeal rights with the Tribe's Tax Commission in connection with the assessments and intends to oppose the assessments. Although it is probable that the Company will ultimately incur some liability in connection with tax notifications and assessments from the Navajo Tribe relating to the area of disputed jurisdiction, it is not possible to precisely estimate the amount of any obligation for such taxes at this time because the Navajo Tribe's legal authority to impose taxes throughout this area has not been legally established and all potentially-applicable factual issues have not been resolved. The Company has accrued a liability for assessments that it has received from the Navajo Tribe for substantially less than the amount of the assessments. It is possible that the Company's assessments will have to be litigated by the Company before final resolution. In addition, the Company may receive further tax assessments. The Company may potentially be able to request reimbursement from certain third party oil lease interest owners in connection with any severance tax amounts ultimately paid by the Company that relate to purchases from the interest owners. The Company intends to continue purchasing activities in the area of disputed jurisdiction.

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

     The federal Clean Air Act requires the sale of reformulated gasoline ("RFG") in certain designated areas of the country. Motor fuels produced by the Company's refineries are not sold in any such areas. Arizona, however, has adopted a cleaner burning gasoline ("CBG") program. The Company does not presently manufacture gasolines that satisfy Arizona CBG specifications. The specifications are currently applicable to gasolines sold or used in Maricopa County and a portion of Yavapai County, and are expected to become effective in Pinal County by 2001. The Company operates approximately 25 service stations in these areas, and also conducts wholesale marketing operations there. The Company currently is examining the feasibility of producing CBG. The capital costs associated with manufacturing large quantities of such gasolines would be significant in amounts not determined by the Company. The Company has the ability to purchase or exchange for these gasolines to supply its operations in the CBG areas, including Pinal County. It is possible that additional legislation or regulations affecting motor fuel specifications may be adopted that would impact geographic areas in which the Company markets its products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

EARNINGS BEFORE INCOME TAXES
----------------------------
     For the three months ended September 30, 2000, earnings before income taxes were $8,456,000, an increase of $2,776,000 from earnings before income taxes of $5,680,000 for the three months ended September 30, 1999. The increase is primarily due a 19% increase in refinery margins; a 5% increase in retail fuel margins; a 13% increase in Phoenix Fuel finished product margins, along with a 16% increase in sales to third party customers; a 20% increase in retail merchandise sales; and a reduction in selling, general and administrative ("SG&A") expenses. These increases were offset in part by increased operating expenses, including depreciation and amortization, and a 4% decline in refinery sourced finished product sales volumes, due in part to competitive conditions.

     For the nine months ended September 30, 2000, earnings before income taxes were $11,215,000, a decrease of $7,988,000 from earnings before income taxes of $19,203,000 for the nine months ended September 30, 1999. The decrease was primarily due to increased operating expenses, including depreciation and amortization; a 6% decline in refinery sourced finished product sales volumes, due in part to competitive conditions and, in the first quarter of 2000, to customers using inventory they had stored at the end of 1999 in anticipation of potential Y2K problems; an 11% decline in retail fuel margins; and a 17% decline in Phoenix Fuel finished product margins. These decreases were offset in part by 18% increase in retail merchandise sales, a reduction in SG&A expenses, a 2% increase in refinery margins and a 7% increase in Phoenix Fuel third party customer sales.

     In addition, 1999 year-to-date earnings were reduced as the result of the write-off of $1,950,000 in net book value of assets that were either demolished for new construction or replaced with new systems, and both the 1999 year-to-date and quarterly earnings were increased as the result of the recording of a $1,400,000 reimbursement for lost earnings under the Company's business interruption insurance policy.

REVENUES
--------
     Revenues for the three months ended September 30, 2000, increased approximately $86,710,000 or 40% to $301,213,000 from $214,503,000 in the comparable 1999 period. Revenues for the nine months ended September 30, 2000, increased approximately $227,707,000 or 40% to $792,413,000 from
$564,706,000 in the comparable 1999 period. The increase in each period is due to, among other things, increases in refinery weighted average selling prices, a 39% increase for the quarter and a 54% increase for the nine months; increases in Phoenix Fuel weighted average selling prices, a 33% increase for the quarter and a 45% increase for the nine months, along with increases in wholesale fuel volumes sold to third party customers, a 16% increase for the quarter and a 7% increase for the nine months, due in part to increased diesel demand related to allocations and disruptions of natural gas supplies into Arizona; and a 20% and 18% increase in retail merchandise sales for the quarter and nine months, respectively. This increase was partially offset by a 4% and 6% decline in refinery sourced finished product sales volumes for the quarter and nine month periods, respectively.

     The volumes of refined products sold through the Company's retail units decreased approximately 3% from 1999 levels for the quarter and increased approximately 3% from 1999 levels for the nine months. The volume of finished product sold from service station/convenience stores that were in operation for a full year in each period decreased approximately 2% for the quarter and increased approximately 1% for the nine months, while volumes sold from the Company's travel center declined approximately 4% for the quarter and 7% for the nine months. The majority of the 3% increase in refined products sold from the Company's retail units for the nine months is due to the volumes sold from five Company constructed and remodeled service station/convenience stores, opened in 1999 and 2000, that exceeded the volumes lost from the sale of ten units during the same period. For the quarter, there was only a slight increase in such net volumes.

COST OF PRODUCTS SOLD
---------------------
     For the three months ended September 30, 2000, cost of products sold increased $80,728,000 or 50% to $240,792,000 from $160,064,000 in the corresponding 1999 period. For the nine months ended September 30, 2000, cost of products sold increased $232,125,000 or 58% to $629,215,000 from $397,090,000 in the corresponding 1999 period. The increase is due in part to a 53% increase in average crude oil costs for the quarter and an 80% increase for the nine months; increases in the cost of finished product purchased by Phoenix Fuel, a 34% increase for the quarter and a 50% increase for the nine months, along with a 16% increase in wholesale fuel volumes sold to third party customers for the quarter and a 7% increase for the nine months; and a 20% and 18% increase in retail merchandise sales for the quarter and nine months, respectively. This increase was partially offset by a 4% decline in refinery sourced finished product sales volumes for the quarter and a 6% decline for the nine months.

     In the second quarter of 1999 certain higher cost crude oil LIFO inventory layers were liquidated which resulted in an increase in the cost of products sold of approximately $1,600,000. There have been no similar liquidations in 2000.

OPERATING EXPENSES
------------------
     For the three months ended September 30, 2000, operating expenses increased approximately $2,289,000 or 8% to $31,060,000 from $28,771,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, operating expenses increased approximately $5,222,000 or 6% to $90,089,000 from $84,867,000 for the nine months ended September 30, 1999. The increase in each period is due to, among other things, increased retail operating costs related to new service station/convenience stores opened or acquired in 1999 and 2000, including wages and related costs, and increased retail credit card processing fees due to an increase in the number of transactions, as well as the average dollar amount of each transaction. Also, in each period there were higher costs and increased volumes of purchased fuel for the refineries, along with higher expenditures for catalyst, chemicals and additives. In addition, the quarter reflects increased accruals for incentive bonus plans. These increases were offset in part in each period by lower lease expense due to the repurchase of 24 service station/convenience stores sold as part of a sale-leaseback transaction between the Company and FFCA Capital Holding Corporation ("FFCA") completed in December 1998. In addition, each 2000 period reflects reduced retail advertising costs because of a change in advertising strategies as well as reduced expenditures for other promotional programs.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the three months ended September 30, 2000, depreciation and amortization increased approximately $1,163,000 or 16% to $8,650,000 from $7,487,000 in the same 1999 period. For the nine months ended September 30, 2000, depreciation and amortization increased approximately $2,659,000 or 12% to $25,325,000 from $22,666,000 in the same 1999 period. The increase in each period is primarily related to construction, remodeling and upgrades in retail and refining operations during 1999 and 2000; the amortization of refinery turnaround costs; and the repurchase of 24 service station/convenience stores sold as part of a sale-leaseback transaction between the Company and FFCA in December 1998. In addition, depreciation and amortization in each 1999 period included the amortization of certain natural gas properties and in the 1999 nine month period, the adjustment of the value of certain real estate assets held for sale.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     For the three months ended September 30, 2000, SG&A decreased approximately $644,000 or 9% to $6,652,000 from $7,296,000 in the corresponding 1999 period. For the nine months ended September 30, 2000, SG&A decreased approximately $3,172,000 or 14% to $19,450,000 from $22,622,000 in the corresponding 1999 period. The decrease is primarily due to a larger than normal contribution to the Company's Employee Stock Ownership Plan ("ESOP") in 1999, higher expenses for the estimated costs of incentive bonuses and accruals for other employee benefits made in 1999 as compared to 2000, higher 1999 workers' compensation expense and reduced costs related to a reorganization and staff reduction program implemented in the first quarter of 2000. The decrease was offset in part by higher wages and related costs in each 2000 period; and for the nine months, certain strategic planning costs, along with severance pay costs incurred in 2000 relating to the reorganization and staff reduction program. In addition, insurance reimbursements were received in the first quarter of 1999 relating to prior workers' compensation claims that had been paid by the Company.

INTEREST EXPENSE, NET
---------------------
     For the three months ended September 30, 2000, net interest expense (interest expense less interest income) increased approximately $398,000 or 8% to $5,603,000 from $5,205,000 in the comparable 1999 period. For the nine months ended September 30, 2000, net interest expense increased approximately $811,000 or 5% to $17,119,000 from $16,308,000 in the comparable 1999 period.
The increase in each period is primarily due to a decline in interest and investment income from the investment of funds in short-term instruments and the capitalization of interest in the third quarter of 1999. In addition, the nine month period includes additional interest expense related to borrowings from the Company's revolving credit facility in the first six months of 2000.

INCOME TAXES
------------
     The effective tax rate for the three and nine month periods ended September 30, 2000, was approximately 40.6% and was approximately 39% for each comparable 1999 period.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS
-------------------------
     Operating cash flows decreased for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, primarily as a result of a decrease in cash flows related to changes in operating assets and liabilities in each period and a decrease in net earnings. Net cash provided by operating activities totaled $29,306,000 for the nine months ended September 30, 2000, compared to net cash provided by operating activities of $42,103,000 in the comparable 1999 period.

WORKING CAPITAL
---------------
     Working capital at September 30, 2000 consisted of current assets of $185,328,000 and current liabilities of $123,508,000, or a current ratio of 1.50:1. At December 31, 1999, the current ratio was 1.40:1 with current assets of $171,984,000 and current liabilities of $122,588,000.

     Current assets have increased since December 31, 1999, due to an increase in accounts and note receivable, and inventories, offset in part by a decrease in cash and cash equivalents, and prepaid expenses and other. Accounts receivable have increased primarily due to an increase in finished product selling prices, increased product trading activity and an increase in Phoenix Fuel sales volumes. Note receivable increased due to the reclassification of a note receivable from the Company's Chairman and Chief Executive Officer from "Other Assets" to current "Note Receivable". Inventories have increased primarily due to an increase in finished product prices and Phoenix Fuel refined product volumes, offset in part by a decrease in certain refining and retail refined product volumes. Prepaid expenses and other have decreased primarily as a result of a reduction in prepaid insurance.

     Current liabilities have increased due to an increase in accounts payable, offset in part by a decrease in accrued expenses. Accounts payable have increased primarily as a result of an increase in the cost of certain raw materials and finished products and increased Phoenix Fuel finished product purchases. These increases were offset in part by a reduction in certain refining raw material purchases. Accrued expenses have decreased primarily as a result of the payment of an accrued contingent payment related to the 1995 acquisition of the Company's Bloomfield refinery, the payment of 1999 accrued bonuses and 401(k) Company matching contributions, and the payment of certain accrued interest balances. These decreases were offset in part by accruals for 2000 bonuses and 401(k) Company matching contributions.

CAPITAL EXPENDITURES AND RESOURCES
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment totaled approximately $18,830,000 for the nine months ended September 30, 2000. Expenditures included amounts for, among other things, the assignment of certain leases/subleases to the Company associated with 9 service station/convenience stores located on the Navajo and Zuni Indian Reservations; the acquisition of an interest in 5 service station/ convenience stores located on the Navajo Indian Reservation; certain pipeline right-of-way payments; certain refinery maintenance turnaround costs, and operational and environmental projects for the refineries; construction, remodeling and upgrade of retail operations; and construction costs related to the remodeling of a cardlock location.

     The Company received proceeds of approximately $4,461,000 from the sale of property, plant and equipment and other assets in the first nine months of 2000, primarily from the sale of eight service station/convenience stores.

     The Company has entered into a non-binding letter of intent with Western Refining Company ("Western"), a Dallas, Texas based company, and RHC Holdings, L.P. ("Holdings"), a Texas Limited Partnership, of which Western is the General Partner. Western and Holdings recently acquired all of the issued and outstanding limited partnership interest of Refinery Holding Company, L.P. ("RHC"), a Delaware limited partnership, which owns certain refining assets in El Paso, Texas. RHC is in negotiations with Chevron to purchase Chevron's El Paso refining assets and certain related crude oil pipeline assets. Pursuant to the letter of intent, the Company is working to acquire an interest in both refineries or in the entity that may ultimately own or operate them, and hopes to complete negotiations some time in the fourth quarter.

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

CAPITAL STRUCTURE
-----------------
     At September 30, 2000 and December 31, 1999, the Company's long-term debt was 66.9% and 66.1% of total capital, respectively, and the Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 64.1% and 63.0%, respectively.

     The Company's capital structure includes $150,000,000 of 9% senior subordinated notes due 2007 (the "9% Notes") and $100,000,000 of 9 3/4% senior subordinated notes due 2003 (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"). The Indentures supporting the Notes contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, to incur or guarantee debt, to pay dividends, to repurchase shares of the Company's common stock, to sell certain assets or subsidiary stock, to engage in certain mergers, to engage in certain transactions with affiliates or to alter the Company's current line of business. In addition, subject to certain conditions, the Company is obligated to offer to purchase a portion of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, the Company would be required to offer to purchase all of the Notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At September 30, 2000, the Company was in compliance with the restrictive covenants relating to these Notes.

     The Company has a $65,000,000 secured Credit Agreement (the "Credit Agreement") due December 23, 2001, with a group of banks. This Credit Agreement, a revolving loan agreement, is primarily a working capital and letter of credit facility and is secured by eligible accounts receivable and inventories as defined in the Credit Agreement. In addition, the Company is able to borrow up to $9,000,000 to exercise its purchase rights in connection with certain service station/convenience stores that are subject to capital lease obligations, and up to $10,000,000 for other acquisitions as defined in the Credit Agreement. The availability of funds under this facility is the lesser of (i) $65,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At September 30, 2000, the availability of funds under the Credit Agreement was $65,000,000. There were no direct borrowings outstanding under this facility at September 30 or October 31, 2000, and there were approximately $2,347,000 of irrevocable letters of credit outstanding on each date.

     The interest rate applicable to the Credit Agreement is tied to various short-term indices. At September 30, 2000, this rate was approximately 8 1/2% per annum. The Company is required to pay a quarterly commitment fee ranging from 0.325% to 0.500% per annum of the unused amount of the facility. The exact rate depends on meeting certain conditions in the Credit Agreement.

     The Credit Agreement contains certain restrictive covenants which require the Company to, among other things, maintain a minimum consolidated net worth, a minimum interest coverage ratio and a maximum capitalization ratio. It also places limits on investments, dispositions of assets, prepayments of senior subordinated debt, guarantees, liens and restricted payments. At September 30, 2000, the Company was in compliance with the Credit Agreement's restrictive covenants. The Credit Agreement is guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries.

     The Company's Board of Directors has authorized the repurchase of 2,500,000 shares of the Company's common stock. Purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. During the third quarter of 2000, the Company repurchased 134,366 shares of its common stock under this program. Of this amount, 129,466 shares were acquired from its Chairman and Chief Executive Officer at a weighted average price of approximately $6.93 per share, which was the approximate average closing price of the Company's common stock on the dates of the Board of Directors resolutions authorizing the transactions. In addition, another 4,900 shares were purchased on the open market for $7.00 per share. From the inception of the stock repurchase program through September 30, 2000, the Company had repurchased 2,097,066 shares for approximately $21,555,000, resulting in a weighted average cost of $10.28 per share. The repurchased shares are treated as treasury shares.

     Shares repurchased under the Company's program are available for a number of corporate purposes. The number of shares actually repurchased will be dependent upon market conditions and existing debt covenants, and there is no guarantee as to the exact number of shares to be repurchased by the Company. The Company may discontinue the program at any time without notice.

     As previously disclosed in the Company's Annual Report on Form 10-K, the Company filed a Schedule 13E-4 Issuer Tender Offer Statement with the Securities and Exchange Commission on December 21, 1999, to acquire up to 1,333,333 shares of its common stock at a price of $9.00 per share, net to the seller in cash. The offer expired on February 4, 2000, at which time 1,169,414 shares had been properly tendered to the Company. The Company purchased all of these shares at the stated price, at a cost of approximately $10,525,000 plus expenses of approximately $213,000 on February 8, 2000. These repurchased shares are treated as treasury shares.

     The Company's Board of Directors did not declare a cash dividend on common stock for the first or second quarters of 2000. The payment of dividends is subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors. It is anticipated that the Board of Directors will periodically review the Company's policy regarding the payment of dividends.

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

     The potential loss from a hypothetical 10% adverse change in commodity prices on open commodity futures and options contracts held by the Company at September 30, 2000, was approximately $386,000.

     Additionally, the Company's $65,000,000 Credit Agreement is floating-rate debt tied to various short-term indices. As a result, the Company's annual interest costs associated with this debt will fluctuate. At September 30, 2000, there were no direct borrowings outstanding under this Credit Agreement.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was originally to be effective for the Company's financial statements as of January 1, 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 by one year in order to give companies more time to study, understand and implement the provisions of SFAS No. 133 and to complete information system modifications. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133." SFAS No. 138 expands and clarifies certain provisions of SFAS No. 133 and will be adopted by the Company concurrently with SFAS No. 133 on January 1, 2001.

     SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities record all derivatives as either assets or liabilities, measured at fair value, with any change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. If certain conditions are met, a derivative may be specifically designated as a (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) hedge of the exposure to variable cash flows of a forecasted transaction, or (c) hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

     Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

     The Company has reviewed and continues to review its outstanding contracts to determine if they qualify as derivatives or contain embedded derivatives as defined in SFAS No. 133, as amended by SFAS No. 138. As of the date of this filing, except as described below, the Company does not believe the contracts that have been reviewed qualify as derivatives or contain embedded derivatives as defined in SFAS No. 133, as amended by SFAS No. 138.

     As of September 30, 2000, the Company had open futures contracts for the purchase or sale of 115,000 barrels of heating oil or crude oil. These open futures contracts relate to specific speculative strategies entered into with the expectation of profiting from favorable price movements. These contracts are marked-to-market monthly and any gains or losses recorded in cost of sales. At September 30, 2000, a net loss of approximately $71,000 had been recorded relating to these contracts.

     In addition, at September 30, 2000, the Company had entered into contracts for the purchase or sale of 75,000 barrels of diesel fuel for delivery in October in Los Angeles. These contracts are part of the Company's speculative wet barrel trading activities, and would be considered derivative instruments under SFAS No. 133, as amended by SFAS No. 138. The contracts were not reflected in the Company's records as of September 30, 2000. If these contracts were in existence at December 31, 2000, transition adjustments required by SFAS No. 133 of less than $100,000 would be recorded as of January 1, 2001. The adjustments would be recorded as cumulative-effect-type adjustments of net income, and corresponding adjustments would be made to assets or liabilities in the Company's Consolidated Balance Sheet. Subsequently, these contracts would be marked-to-market monthly and any gains or losses recorded in earnings.

     At September 30, 2000, the Company had no hedging strategies in place as defined in SFAS No. 133, as amended by SFAS No. 138.

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

     As previously discussed in the Company's Annual Report on Form 10-K for the Company's fiscal year ended December 31, 1999 and in the Company's Quarterly Reports on Form 10-Q for the first and second quarters of 2000, the Company assumed certain environmental obligations in connection with the acquisition of the Company's Bloomfield refinery, including Bloomfield Refining Company's ("BRC") obligations under an Administrative Order issued by EPA in 1992 pursuant to the Resources Conservation and Recovery Act (the "Order"). The Order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. The Company established an environmental reserve of $2,250,000 in connection with this matter, of which approximately $1,500,000 still remains. The Company has submitted, and hopes to receive approval of, a remediation plan which would cost substantially less to implement than initially anticipated. Accordingly, the Company will be reevaluating its reserve.

     As previously discussed in the Company's Annual Report on Form 10-K for the Company's fiscal year ended December 31, 1999 and in the Company's Quarterly Reports on Form 10-Q for the first and second quarters of 2000, the Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank (the "Tank") that was located in Bloomfield, New Mexico. The Company believes that all or a portion of the Tank and the 5.5 acres owned by the Company on which the Tank was located may have been a part of a refinery, owned by various other parties, that, to the Company's knowledge, ceased operations in the early 1960s. The Company submitted a work plan to define the extent of petroleum contamination in the soil and groundwater, which was approved by OCD subject to certain conditions. One of the conditions required the Company to submit a comprehensive report on all site investigations to OCD by January 14, 2000. The Company filed the required report on January 13, 2000, which included proposed remedial activities at the site. Based upon the report, it appears possible that contaminated groundwater is contained within the property boundaries and does not extend offsite. It is anticipated that OCD will not require remediation of offsite soil based upon the low contaminant levels found there. On May 19, 2000, OCD approved the Company's report with certain conditions. Those conditions required the Company to complete remedial activities and submit a report to OCD by August 31, 2000. In the course of conducting the remedial activities, it became apparent that the extent of the contamination at the site was greater than anticipated. The Company has received an extension of time to complete the remedial activities in order to further assess the situation and propose a modified remedial plan. The Company previously estimated cleanup costs at $250,000 and an environmental reserve in that amount was created, of which approximately $222,000 remains. The Company is reevaluating its reserve as a result of the remedial activities conducted after OCD's approval of the January 13, 2000 site investigation report.

     The Company's current receipts and projections of Four Corners crude oil production indicate that the Company's crude oil demand may periodically exceed the supply of crude oil that is available from local sources. The Company has decreased, and may from time to time decrease, production runs at its refineries from levels it would otherwise schedule as a result of shortfalls in Four Corners crude oil production.

     The Four Corners basin is a mature production area and, accordingly, is subject to a natural decline in production over time. In the past, this natural decline has been offset by new drilling, field workovers and secondary recovery projects that resulted in additional production from existing reserves. Many of these projects were cut back, however, when crude oil prices declined dramatically in 1998. Based upon history and discussions with local producers, the Company anticipates that additional projects will be undertaken as a result of the recovery in crude oil prices which began in the second quarter of 1999. Through the first nine months of 2000, the Company has noticed an increase in certain Four Corners production, although there has been an overall decrease in production during this period. The Company had received indications that producers were considering projects that, if undertaken, could result in increased production by the end of 2000 or early 2001. Although the Company believes that these projects are still under consideration, the Company is unaware of any significant projects that will be undertaken in this time frame.

     The Company had estimated that, for the year 2000, its refinery production runs would approximate 1999 levels. Based on current receipts and projections of Four Corners crude oil production, the Company now estimates that for the fourth quarter and the year 2000 its refinery production runs will average approximately 6.0% and 5.5% lower than 1999 levels, respectively. If additional crude oil or other refinery feedstocks were available, the Company's earnings for these periods potentially could be higher. The potential impact on earnings, however, is not capable of accurate estimation due to factors such as the possible impact that additional refinery production might have on refining margins and the demand for finished products during such periods. The Company may increase its production runs in the future depending on demand for finished products and refining margins attainable, if additional crude oil or other refinery feedstocks become available.

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

     Separately, at the end of 1999, an existing natural gas liquids pipeline had been converted to a refined products pipeline and began delivering finished product from Southeastern New Mexico to the Albuquerque and Four Corners areas. The Company has experienced increased competition for sales volumes in these areas as a result of the completion of this project. A proposed pipeline terminal expansion in Albuquerque associated with this project also may result in increased competition.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains forward-looking statements that involve known and unknown risks and uncertainties. Forward-looking statements are identified by words or phrases such as "believes," "expects," "anticipates," "estimates," "could," "plans," "intends," variations of such words and phrases and other similar expressions. While these forward-looking statements are made in good faith, and reflect the Company's current judgment regarding such matters, actual results could vary materially from the forward-looking statements. Important factors that could cause actual results to differ from forward-looking statements include, but are not limited to, economic, competitive and governmental factors affecting the Company's operations, markets, products, services and prices; risks associated with non-compliance with certain debt covenants or the satisfaction of financial ratios contained in such covenants; the adequacy of the Company's environmental and tax reserves; the ultimate outcome of the two lawsuits filed against the Company by the State of New Mexico and the Company's ultimate liability related thereto; the availability of indemnification from third parties in connection with various legal proceedings; the Company's ability to recover tax payments from third parties; the Company's ability to resolve alleged legal violations without the assessment of additional fines or penalties; the expansion of the Company's refining, retail and Phoenix Fuel operations through acquisition and construction; the risk that RHC will not complete the acquisition of Chevron's refining assets in El Paso Texas; the risk that the Company will not acquire an interest in RHC's and Chevron's refining assets in El Paso, Texas or in the entity that may ultimately own or operate them; the adequacy and cost of raw material supplies; the potential effects of various pipeline projects as they relate to the Company's market area and future profitability; the impact of the mandated use of gasolines satisfying governmentally mandated specifications on the Company's operations; the ability of the Company to reduce operating expenses and non-essential capital expenditures; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on behalf of the Company, are expressly qualified in their entirety by the foregoing. Forward-looking statements made by the Company represent its judgement on the dates such statements are made. The Company assumes no obligation to update any forward-looking statements to reflect new or changed events or circumstances.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit:

     27     Financial Data Schedule.

(b) Reports on Form 8-K. There were no reports filed on Form 8-K for the quarter ended September 30, 2000.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.

                         GIANT INDUSTRIES, INC.


                         /s/ GARY R. DALKE
                         ------------------------------------------
                         Gary R. Dalke, Vice President,
                         Controller, Accounting Officer
                         and Assistant Secretary


Date: November 3, 2000