Form 10-K405
period 2000-12-31
GIANT INDUSTRIES INC
filed 2001-03-30
CIK 856465

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2000.

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

                          Yes [X]       No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

As of February 28, 2001, 8,948,008 shares of the registrant's Common Stock, $.01 par value, were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $45,375,000 based on the New York Stock Exchange closing price on February 28, 2001.

                     DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.

                                  PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES.

GENERAL

     Giant Industries, Inc., a Delaware corporation, together with its subsidiaries ("Giant" or the "Company"), through its wholly-owned subsidiary Giant Industries Arizona, Inc. and its subsidiaries ("Giant Arizona"), is engaged in the refining and marketing of petroleum products in New Mexico, Arizona, Colorado and Utah, with a concentration in the Four Corners area where these states adjoin. In addition, Phoenix Fuel Co., Inc. ("Phoenix Fuel"), a wholly-owned subsidiary of Giant Arizona, operates an industrial/commercial petroleum fuels and lubricants distribution operation.

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

     The Refining Group consists of the Company's two refineries, its fleet of crude oil and finished product truck transports, its crude oil pipeline gathering operations and its finished product terminaling operations. The Company's two refineries manufacture various grades of gasoline, diesel fuel, jet fuel and other products from crude oil, other feedstocks and blending components. In addition, finished products are acquired through exchange agreements, from third party suppliers and from Phoenix Fuel. These products are sold through Company-operated retail facilities, independent wholesalers and retailers, industrial/commercial accounts and sales and exchanges with major oil companies. Crude oil, other feedstocks and blending components are purchased from third party suppliers.

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

     Giant was incorporated in 1989 in connection with the concurrent initial public offering of common stock by Giant and the reorganization of Giant Arizona and Hixon Development Company ("Hixon"). As a result of the reorganization, Giant Arizona and Hixon became the principal wholly-owned subsidiaries of the Company. Subsequent to the reorganization, Hixon was renamed Giant Exploration & Production Company ("Giant E&P"). Giant E&P sold substantially all of its assets in August 1996, and the stock of Giant E&P was sold in September 2000. Giant Arizona was founded in 1961 and operated as a sole proprietorship until incorporation in the State of Arizona in 1969.

     The Company's strategy is to profitably operate its refining, retail marketing and other marketing operations, and to take advantage of growth opportunities within its existing operations. The Company's immediate focus is to identify ways to reduce operating expenses and eliminate non-essential capital expenditures; to sell non-strategic assets and underperforming assets; to consider and evaluate related business opportunities, while protecting the value and integrity of the Company's core assets; and to explore various ways to create greater value for its stockholders.

REFINING GROUP

     REFINING

     Giant Arizona owns and operates two refineries. The Ciniza refinery is located on 880 acres near Gallup, New Mexico, and the Bloomfield refinery is located on 285 acres near Farmington, New Mexico. Both of these refineries are located in the Four Corners area. This area serves as the Company's primary market for its refined products and as the primary source of its supplies of crude oil and natural gas liquids ("NGLs").

     Management believes that the technical capabilities of both refineries, together with the high quality of locally available feedstocks, enable the Company to achieve refinery yields that are comparable to those achieved by some larger, more complex refineries located outside of the area. Both refineries are equipped with fluid catalytic cracking, naphtha hydrotreating, reforming, and liquefied petroleum gas recovery units, as well as diesel hydrotreating and sulfur recovery units to manufacture low sulfur diesel fuel. The Ciniza refinery utilizes an alkylation process to manufacture high octane gasoline from its catalytic cracking unit olefins. The Bloomfield refinery accomplishes this using a catalytic polymerization unit. The Ciniza refinery is also equipped with an isomerization unit, which enables it to produce additional gasoline through the processing of NGLs, and cogeneration facilities. These processing configurations enable the refineries to yield 90% or more of high value products, including gasoline, diesel fuel and jet fuel, from each barrel of crude oil refined. The refineries manufacture a product slate that can include 100% unleaded gasoline and 100% low sulfur diesel fuel.

     Set forth below is data with respect to refinery operations and the primary refined products produced during the indicated periods.

                                                YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------
                                       2000     1999     1998     1997     1996
--------------------------------------------------------------------------------
Feedstock throughput:(1)
  Crude oil                           29,600   31,900   32,500   33,700   34,800
  NGLs and oxygenates                  5,800    6,500    5,700    6,500    5,400
--------------------------------------------------------------------------------
    Total                             35,400   38,400   38,200   40,200   40,200
================================================================================
Crude oil throughput
  (as a % of total)                      84%      83%      85%      84%      87%
Rated crude oil capacity utilized(2)     80%      87%      88%      92%      95%
Refinery margin ($/bbl)               $ 7.63   $ 6.89   $ 4.83   $ 6.39   $ 6.21
Products:(1)
  Gasoline                            22,500   23,800   23,800   24,800   24,900
  Diesel fuel                          9,600   10,700   11,400   11,000   10,900
  Jet fuel                                 -        -        -      800    1,100
  Other                                3,300    3,900    3,000    3,600    3,300
--------------------------------------------------------------------------------
    Total                             35,400   38,400   38,200   40,200   40,200
================================================================================
High Value Products:
  Gasoline                               64%      62%      62%      62%      62%
  Diesel fuel                            27%      28%      30%      27%      27%
  Jet fuel                                 -        -        -       2%       3%
--------------------------------------------------------------------------------
    Total                                91%      90%      92%      91%      92%
================================================================================

(1)  Average barrels ("bbls") per day ("bpd").
(2) Prior year percentages have been restated to reflect the calculation of rated crude oil capacity on a calendar day basis as was used for 2000.

     Each refinery operating unit requires regular maintenance, as well as repair and upgrade shutdowns (referred to as "turnarounds") during which it is not in operation. Turnaround cycles vary for different units. In general, refinery turnarounds are managed so that some units continue to operate while others are down for scheduled maintenance. Maintenance turnarounds are implemented using refinery personnel as well as additional contract labor. Turnaround work proceeds on a continuous 24-hour basis to minimize unit down time. Giant has historically expensed current maintenance charges and capitalized turnaround costs. Capitalized costs are then amortized over the estimated period until the next turnaround, which is generally 24 to 48 months depending on the unit involved.

     In general, a major refinery turnaround is scheduled every four years. The Ciniza refinery had such a turnaround in 1998 and the Bloomfield refinery is currently scheduled to have a major turnaround in 2001. In addition, the platforming units at each refinery must be shut down one or two times a year to regenerate catalyst. This is typically a nine to 10 day shutdown and is necessary to rejuvenate the catalyst and enable continued production of platformate, a high octane blending component. During such shutdowns, turnaround maintenance and inspection is performed.

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

     The Company acquires crude oil from a number of sources, including major oil companies and large and small independent producers, under arrangements which contain market-responsive pricing provisions. Many of these arrangements are subject to cancellation by either party or have terms that are not in excess of one year. In addition, these arrangements are subject to periodic renegotiation. In 2000, certain crude oil contracts were renegotiated resulting in reduced crude oil acquisition costs. A small percentage of the refineries' purchases are structured as exchange agreements. In such exchanges, purchases are made in conjunction with matching sales to the supplier at other domestic locations, as may be negotiated periodically. The effect of such arrangements is to make a portion of the cost of the refineries' supply dependent upon market conditions in other locations, which may differ from those pertaining to the Four Corners area. Such arrangements currently have a nominal effect on the Company's crude oil acquisition costs.

     The Four Corners basin is a mature production area and accordingly is subject to natural decline in production over time. In the past, this natural decline has been offset to some extent by new drilling, field workovers, and secondary recovery projects, which resulted in additional production from existing reserves. Many of these projects were cut back, however, when crude oil prices declined dramatically in 1998. Although crude oil prices have recovered from 1998 levels, a lower than anticipated allocation of capital to Four Corners basin production activities has resulted in greater than anticipated net declines in production.

     The Company's current receipts and projections of Four Corners crude oil production indicate that the Company's crude oil demand will exceed the crude oil supply that is available from local sources for 2001. During the first two months of 2001, the Company has experienced lower than anticipated receipts, at least in part as a result of the decreased production discussed above and production facilities maintenance in one major field. The Company has decreased, and may from time to time in the future decrease, production runs at its refineries from levels it would otherwise schedule as a result of shortfalls in Four Corners crude oil production. The Company may increase its production runs in the future if additional crude oil or other refinery feedstocks become available depending on demand for finished products and refining margins attainable.

     The Company had estimated that, for the year 2000, its refinery production runs would approximate 1999 levels. Actual 2000 refinery production runs were approximately 8% below 1999 levels, and the Company's crude oil receipts declined by approximately 6%.

     The Company supplements the Four Corners crude oil used at its refineries with other feedstocks. These feedstocks currently include locally produced NGLs and other feedstocks produced outside of the Four Corners area. The Company continues to evaluate supplemental feedstock alternatives for its refineries on both a short-term and long-term basis. These alternatives include, among other possibilities, encouraging new exploration and production opportunities on tribal reservation lands. No significant, cost effective crude oil feedstock alternatives have been identified to date. Whether or not supplemental feedstocks are used at the Company's refineries depends on a number of factors. These factors include, but are not limited to, the availability of supplemental feedstocks, the cost involved, the quantities required, the quality of the feedstocks, the demand for finished products, and the selling prices of finished products.

     There is no assurance that current or projected levels of Four Corners crude oil supply for the Company's refineries will be maintained. Any significant, long-term interruption or decline in Four Corners crude oil supply, due to prices or other factors, or any significant long-term interruption of crude oil transportation systems, would have an adverse effect on the Company's operations.

     The Ciniza refinery is capable of processing approximately 6,000 barrels per day of NGLs, consisting of natural gasoline, normal butane and isobutane. NGLs are used as gasoline blending components and to supply the isomerization and alkylation units. NGLs increase the percentage of gasoline and the octane levels that the refinery can produce, which typically increases the Company's refining margins. NGLs further enhance refinery margins because the Company has historically been able to purchase NGLs at a lower cost per barrel than crude oil. For most of 2000 and for the first two months of 2001 this historic relationship has not remained in place as the cost of NGLs has moved higher than crude oil. The Company anticipates that over time the price differential between crude oil and NGLs will return to more historical levels.

     An adequate supply of NGLs is available for delivery to the Ciniza refinery, primarily through a Company-owned pipeline connecting the Ciniza refinery to an NGLs fractionation plant operated by a third party. NGLs also can be transported to the Ciniza refinery by rail or transport truck. The Company currently acquires substantially all of its NGL feedstocks pursuant to two long-term agreements with suppliers under which NGLs are made available to the Company at the fractionation plant. These agreements contain market sensitive pricing arrangements under which prices are adjusted on a monthly basis.

     OXYGENATES

     The use of gasoline containing oxygenates has been government-mandated in certain areas in which the Company sells motor vehicle fuel. Oxygenates are oxygen-containing compounds that can be used as a motor vehicle fuel supplement to reduce carbon monoxide emissions. The Company anticipates that it will be able to purchase sufficient quantities of oxygenates from third parties at acceptable prices for the foreseeable future.

     TRANSPORTATION

     Crude oil supply for the Ciniza and Bloomfield refineries comes primarily from the Four Corners area and is either connected by Company-owned pipelines or delivered by Company-owned truck transports to pipeline injection points or refinery tankage. The Company owns approximately 286 miles of pipeline for gathering and delivering of crude oil to the refineries. The pipeline system reaches into the San Juan Basin and connects with local common carrier pipelines. The Ciniza refinery receives NGLs primarily through a 13-mile Company owned pipeline connected to an NGLs fractionation plant. Currently, over 40 Company-owned truck transports are involved in collecting of crude oil from producing wells to supply the refineries.

     MARKETING AND DISTRIBUTION

     THE FOUR CORNERS MARKET. The Four Corners area is the primary market area for products refined by the Company. The Company's secondary markets include the Albuquerque area, the largest market in New Mexico, and the Northern Arizona area. These secondary markets are primarily supplied from the Ciniza refinery or the Company's Flagstaff products terminal. The Company estimates that, during 2000, its gasoline production was distributed 49% in New Mexico, 38% in Arizona, 12% in Colorado and 1% in Utah; and its diesel production was distributed 55% in New Mexico, 35% in Arizona, 9% in Colorado and 1% in Utah. The Company's truck transports support refinery sales in its primary market as well as its secondary markets. These vehicles hauled approximately 46% of the refineries' sales barrels in 2000. The balance is transported by customer or common carrier trucking.

     TERMINAL OPERATIONS. In May 1999, the Company opened a 6,000 bpd capacity finished products terminal near Flagstaff, Arizona (the "Flagstaff Terminal"). This terminal includes 65,000 bbls of finished product tankage and a truck loading rack with three loading spots. Terminal capacity could be expanded to 12,000 bpd of finished products if demand for finished products in this market were to increase. Product deliveries to the Flagstaff Terminal are being made by truck transport from Phoenix, Arizona or the Company's refineries.

     In July 1995, the Company acquired a 10,000 bpd capacity finished products terminal in Albuquerque, New Mexico. This terminal includes approximately 170,000 bbls of finished product tankage and a truck loading rack with two loading spots. Product deliveries to this terminal are made from the Company's Ciniza refinery or by pipeline from El Paso, Texas.

     The Company's terminals are part of its strategy to maximize both product volumes and netbacks to the Ciniza and Bloomfield refineries, and to maximize the Company's customer base.

     REFINED PRODUCT SALES. During 2000, the Company sold approximately 8,255,000 barrels of gasoline and 3,506,000 barrels of diesel fuel from its refineries. In 1999, approximately 8,885,000 barrels of gasoline and 3,947,000 barrels of diesel fuel were sold. The Company's retail units sold an equivalent of approximately 56% of these gasoline sales and 28% of these diesel sales in 2000. Gasoline and diesel deliveries made through product exchanges with large oil companies accounted for approximately 13% of the volume sold by the refineries. The remaining gasoline and diesel sales were made to wholesalers, retailers and industrial/commercial customers. Supplementing sales barrels sourced from both refineries were purchases for resale of gasoline and diesel from other sources. The Company's other refined products are marketed to various third party customers.

RETAIL GROUP

     At December 31, 2000, the Company operated or managed 179 service station/convenience stores located in New Mexico, Arizona, Colorado and Utah. This represents a net increase of seven units since December 31, 1999. The Company also operates a Travel Center located on I-40 adjacent to the Ciniza refinery near Gallup, New Mexico. The Company's retail units sold approximately 234,823,000 gallons of gasoline and diesel fuel in 2000 compared to approximately 239,864,000 gallons in 1999, a 2% decrease. Merchandise sales increased approximately 17% in 2000, to $138,544,000 from $118,894,000. The increase in merchandise sales was partially due to an increase in the number of stores operating for a full year in 2000 versus partial year operation in 1999, as well as stores that were acquired or opened during the year. The continued implementation and execution of improved merchandise marketing programs also contributed to increased sales. For 2000, same store sales increased 9% for merchandise and decreased 3% for gasoline and diesel fuel compared to 1999.

     During 2000, the Company opened two Company-constructed service station/convenience stores, acquired nine service station/convenience stores on the Navajo and Zuni Indian Reservations by the assignment of certain leases/subleases to the Company and acquired an interest in five other service station/convenience stores located on the Navajo Indian Reservation.

     In 2001, the Company may acquire, by the assignment of certain leases/subleases, one additional service station/convenience store located on the Navajo Indian Reservation.

     As part of an ongoing effort to dispose of non-strategic or underperforming assets, the Company disposed of eight service station/convenience stores and two pieces of non-strategic land in 2000. In addition, the Company closed one of its two merchandise only stores opened in 1999 and plans to close the other during the first quarter of 2001.

     In March 2001, the Company completed an evaluation of its retail assets. The Company identified approximately 30 retail units that are non-strategic or are underperforming for possible sale, although the units had positive cash flow in 2000. During the second quarter of 2001, the Company will initiate an evaluation to determine the level of interest in the marketplace for potential sale of the assets. In the interim, the Company will continue to operate these units. There is no assurance that any of these units will be sold, as their sale is contingent upon, among other things, the receipt of acceptable offers.

     In 1997, Giant and Conoco Oil Co. entered into a strategic branding/licensing agreement that allows the Company to brand approved gasoline locations with the Conoco gasoline brand. As of December 31, 2000, 69 units (including the Travel Center) had been converted to the Conoco brand.

     In 2000, the Company continued to re-brand various retail locations in an effort to consolidate the number of gasoline brands under which its products are sold. At December 31, 2000, in addition to its Conoco-branded stores, the Company had 25 Giant branded sites and 57 sites branded Mustang. The Company also operated three stations branded Shell and two branded Whiting as a result of acquisitions made in prior years. These sites will be targeted for re-branding during the first quarter of 2001. Additionally, the Company has 16 units branded Thriftway, five units branded Gasman, one unit branded Gasamat, one unit branded Diamond Shamrock and one unit branded Malco. The Company is examining the timing for the re-branding of these stores.

     Many of the Company's service stations are modern, high-volume self-service stations. The Company's service stations are augmented with convenience stores at most locations, which provide items such as general merchandise, alcoholic and nonalcoholic beverages, fast foods, health and beauty aids, and automotive products.

     The Company owns and operates a Travel Center adjacent to the Ciniza refinery on I-40. The Travel Center provides a direct market for a portion of the Ciniza refinery's diesel production and allows diesel fuel to be sold at virtually no incremental transportation cost. During 2000, the Company sold approximately 24,852,000 gallons of diesel fuel at the Travel Center (approximately 27% of the Ciniza refinery's total diesel production). This compares to approximately 26,084,000 gallons of diesel fuel sold (approximately 29% of the Ciniza refinery's total diesel production) during 1999. The Travel Center facility includes 18 high volume diesel fuel islands, a large truck repair facility, and a 29,000 square foot shopping mall. The facility contains a 265-seat, full-service restaurant; Taco Bell, Pizza Hut Express and A&W Root Beer fast food operations; two large convenience stores; a 24-hour movie theater; a hair salon; and other accommodations such as showers, laundry, security and lighted parking.

PHOENIX FUEL

     On June 3, 1997, Giant Arizona purchased all of the outstanding stock of Phoenix Fuel. Phoenix Fuel is an independent industrial/commercial petroleum products distributor marketing gasoline, diesel fuel, jet fuel, kerosene, motor oil, hydraulic oil, gear oil, cutting oil, grease and various chemicals and solvents. Phoenix Fuel operates seven lubricant and bulk petroleum distribution plants, 21 cardlock fueling locations, a bulk lubricant terminal facility, and a fleet of 32 finished product transports and 16 finished product tankwagons. These assets and related operations are located throughout Arizona and in Las Vegas, Nevada.

     In February 1998, Phoenix Fuel assumed the operations of Reinhart Oil Company, a petroleum products distributorship in Las Vegas, Nevada. This facility supplies a full line of fuel and lubricant products to customers in southern Nevada and northwest Arizona.

     During 2000, Phoenix Fuel sold approximately 424,290,000 gallons of gasoline and diesel fuel. During 1999, approximately 351,949,000 gallons were sold. Sales of additional products, including approximately 5,300,000 gallons of lubricants in each period and other related items, totaled approximately $27,703,000 during 2000, compared to $26,232,000 during 1999. The petroleum products sold by Phoenix Fuel are primarily purchased for resale from other refiners and marketers and to a lesser extent from the Refining Group.

     SOUTHERN ARIZONA MARKET

     With the acquisition of Phoenix Fuel, the Company expanded its operations into southern Arizona. The Company further increased its presence in this market with the acquisition of 32 service station/convenience stores and the lease of one other from Kaibab Industries, Inc. in 1998. In 1999, the Company opened three Company-constructed service station/convenience stores in the Phoenix area and two in the Tucson area and added one additional unit in each market in 2000.

EMPLOYEES

     The Company and its subsidiaries employed approximately 2,790 persons on February 28, 2001, including approximately 2,480 full-time and approximately 310 part-time employees. Approximately 2,040 were employed in the Retail Group, including approximately 294 part-time. The Refining Group employed approximately 440 persons including five part-time. Phoenix Fuel employed approximately 220 persons, including four part-time. Corporate staff operations employed approximately 90 persons, including seven part-time. The Company currently has no employees covered by a collective bargaining agreement.

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

     The principal competitive factors affecting the Company's refining and marketing operations are: (i) the quality, quantity and delivered costs of crude oil, NGLs and other refinery feedstocks, (ii) refinery processing efficiencies, (iii) refined product mix, (iv) refined product selling prices,
(v) refinery processing costs per barrel, (vi) the cost of delivering refined products to markets, and (vii) the ability of competitors to deliver refined products into the Company's primary market area by pipeline. The Company's larger competitors have refineries which are located outside the Four Corners area and which are larger and more efficient than the Company's refineries. As a result, such refineries have lower per barrel crude oil refinery processing costs. The Company competes with major and larger integrated oil companies and with independent refiners in Southeastern New Mexico, West Texas, the Texas Panhandle, Utah, Colorado and Southern California in connection with the sale of refined products. Refined products from the Texas and Southeastern New Mexico refineries can be shipped to Albuquerque, New Mexico, primarily through two common carrier pipelines, one originating in El Paso, Texas and the second originating in Amarillo, Texas. In late 1999, an existing NGLs pipeline was converted to a refined products pipeline. This converted line originates in Southeastern New Mexico and delivers refined products into Albuquerque, New Mexico and the Four Corners area. A diesel fuel terminal near Albuquerque associated with this project has been completed and a terminal expansion to include gasoline and jet fuel is expected to be completed by spring 2001. This project, mergers between large integrated oil companies and upgrades to competitors' refineries have resulted in increased competition.

     The Company is aware of a number of actions, proposals or industry discussions regarding product pipeline projects that could impact portions of its marketing areas. One of these projects is the potential conversion and extension of the existing Texas-New Mexico crude oil pipeline to transport refined products from West Texas to New Mexico, including Albuquerque and potentially Bloomfield. Another potential project would take product on to Salt Lake City, Utah. In addition, various actions have been undertaken to increase the supply of refined products to El Paso, Texas, which is connected by pipeline to the Albuquerque area to the north and the Phoenix and Tucson, Arizona markets to the west. The completion of some or all of these projects would result in increased competition by increasing the amount of refined products potentially available in these markets, as well as improving competitor access to these areas. It also could result in new opportunities for the Company, as the Company is a net purchaser of refined products in some of these areas.

     The principal competitive factors affecting Phoenix Fuel are (i) the availability of product supply from other refiners and marketers, (ii) the ability to generate margins sufficient to cover fixed and variable expenses, and (iii) competition with major integrated oil companies and independent fuel and lubricant marketing organizations.

     The principal competitive factors affecting the Company's retail marketing business are location of service stations, product price, product availability and cost, appearance and cleanliness of service stations and brand acceptance.

     REGULATORY, ENVIRONMENTAL AND OTHER MATTERS

     OPERATIONS. The Company's operations are subject to a variety of federal, state and local health and environmental laws and regulations. These laws and regulations apply to, among other things: (i) the discharge of pollutants into the soil, air and water, (ii) product specifications, (iii) the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials, and (iv) employee health and safety. The Company believes that its refineries are processing currently utilized feedstocks in substantial compliance with currently effective laws and regulations pertaining to health and the environment.

     The Company is subject to various federal and state programs relating to the composition of motor fuels. In December 1999, the Environmental Protection Agency ("EPA") issued a rule which requires refiners to reduce the sulfur content of gasoline to 30 parts per million ("ppm") by 2006 unless they qualify for an extension of this deadline. The Company received approval to participate in the rule's geographic phase-in ("GPI") and averaging, banking and trading ("ABT") programs. Under the GPI program, the Company will have an additional year to reach the 30 ppm standard in connection with gasoline sold in most of the geographic areas in which its refineries' gasoline is marketed, including gasoline marketed in New Mexico, Colorado, Utah and on the Navajo Reservation. Under the ABT program, the Company potentially may be able to generate sulfur credits, in amounts not yet determined, which could either be sold to other refiners or used by the Company's refineries during periods when they otherwise would not be in compliance. The Company anticipates that it will expend approximately $3,500,000 to purchase and install the equipment necessary to produce gasoline with a 30 ppm sulfur content at its refineries.

     The Company is also subject to EPA's recently promulgated low sulfur diesel rule. This rule requires refiners to reduce the sulfur content of the diesel fuel they produce to 15 ppm by 2006 unless they qualify for special treatment. The Company anticipates that it will expend approximately $15,000,000 to make the necessary changes to its refineries to comply with the new rule.

     The federal Clean Air Act requires the sale of reformulated gasoline ("RFG") in certain designated areas of the country. Motor fuels produced by the Company's refineries are not sold in any such areas. Arizona, however, has adopted a cleaner burning gasoline ("CBG") program. The Company does not presently manufacture gasolines that satisfy Arizona CBG specifications. The specifications are currently applicable to gasolines sold or used in Maricopa County, a portion of Yavapai County and Pinal County. The Company operates approximately 25 service stations in these areas, and also conducts wholesale marketing operations there. The Company currently does not intend to make the changes necessary to produce CBG because the capital costs associated with manufacturing large quantities of such gasolines would be significant. The Company is able to purchase or exchange for these gasolines to supply its operations in the CBG areas, including Pinal County. It is possible that additional legislation or regulations affecting motor fuel specifications may be adopted that would impact geographic areas in which the Company markets its products.

     In 2000, Arizona passed legislation that requires suppliers of gasoline in Arizona to submit a plan for phasing out the addition of methyl tertiary butyl ether ("MTBE") to their gasoline. The Company timely submitted the required plan. The Company does not anticipate any significant impact on its operations if Arizona moves forward with its plans to phase out MTBE.

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

     The Company cannot predict what additional health and environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been previously applied. In addition, laws and regulations relating to health and the environment are becoming increasingly stringent. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could have an adverse effect on the financial position and the results of operations of the Company and could require substantial expenditures by the Company for, among other things: the installation and operation of pollution control systems and equipment not currently possessed by the Company, the acquisition or modification of permits, and the initiation or modification of cleanup activities.

     NOTICES OF VIOLATIONS. Notices of violations and similar governmental notices ("NOVs") are issued by governmental authorities and may allege violations of environmental requirements. In 1993, the Company received an NOV from the New Mexico Environment Department ("NMED"), alleging that the Company failed to comply with certain notification requirements contained in one of the permits applicable to the Ciniza refinery's land treatment facility. The Company subsequently reached agreement with NMED for the closure of the land treatment facility, and NMED has issued a post-closure care permit for the facility. The Company anticipates incurring closure and post-closure expenses in the approximate amount of $265,000 over a 30-year period.

     The Company has received a NOV from NMED, dated July 18, 2000, in connection with its Bloomfield refinery. The NOV alleges that the Company violated air quality regulations at the refinery, as well as a condition of an air quality permit. The NOV represents that the NMED is willing to settle this matter for approximately $146,000. The Company has contested the NOV.

     The Company has received other NOVs from time to time. The Company has responded or intends to respond in a timely manner to all such matters. The Company does not believe any such matters to be material. Despite the Company's efforts to comply with environmental laws and regulations, there can be no assurance that NOVs will not be received in the future.

     DISCHARGES, RELEASES AND CLEANUP ACTIVITIES. Refining, pipeline, trucking and marketing operations are inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Accidental discharges of contaminants have occurred from time to time during the normal course of the Company's operations, including discharges associated with the Company's refineries and its pipeline and trucking operations. The Company has undertaken, intends to undertake, or has completed all investigative or remedial work thus far required by governmental agencies to address potential contamination by the Company. The following are the most significant cleanup activities in which the Company is involved.

     On October 1, 1999, the State of New Mexico (the "State") filed a lawsuit in the United States District Court for the District of New Mexico, and a separate lawsuit in the Second Judicial District Court, County of Bernalillo, State of New Mexico, against numerous entities, including General Electric Company, ACF Industries, Inc., Chevron Corporation, Texaco Refining and Marketing, Inc., Phillips Petroleum Company, Ultramar Diamond Shamrock Corporation, the United States Department of Energy, the United States Department of Defense, the United States Air Force and the Company. The lawsuits relate to alleged releases of pollutants at the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") South Valley Superfund Site in Albuquerque, New Mexico (the "South Valley Superfund Site"). The South Valley Superfund Site includes contamination that allegedly originated from a number of facilities, including a GE Aircraft Engines/U.S. Air Force facility and a petroleum products terminal (the "Albuquerque Terminal") that was acquired by the Company in 1995 from Texaco Refining and Marketing, Inc. ("Texaco"). The lawsuits allege that the defendants released or threatened to release hazardous substances into the environment, causing injury to surface water, groundwater and soil at the South Valley Superfund Site, which are natural resources of the State.

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

     Although neither complaint states the amount of damages being sought by the State, a preliminary assessment report on alleged damages to natural resources, dated December 1998, issued by the New Mexico Office of the Natural Resources Trustee estimated these damages at $260,000,000. Liability for natural resource damages under CERCLA is joint and several such that a responsible party may be liable for all natural resource damages at a site even though it was responsible for only a small part of such damages.

     Texaco agreed to defend, indemnify, reimburse and hold the Company harmless from and against all claims and damages arising from, or caused by, pre-closing contamination at the Albuquerque Terminal. Texaco has acknowledged this obligation, subject to any evidence that alleged releases resulted from the Company's operations. In the first quarter of 2001, the State filed an amended complaint in the CERCLA and state court actions in which it alleges what it contends are releases by the Company during its ownership and operation of the Albuquerque Terminal. The Company intends to deny that it has had any releases that have contributed to soil and groundwater contamination at the South Valley Superfund Site. The Company believes that any environmental damages associated with the South Valley Superfund Site relate to releases that predate the Company's acquisition of the Albuquerque Terminal and, accordingly, does not believe that it needs to record a liability in connection with the two lawsuits.

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

     BLM made a proposed plan of action for the Landfill available to the public in 1996. Remediation alternatives examined by BLM in connection with the development of its proposed plan ranged in projected cost from no cost to approximately $14,500,000. BLM proposed the adoption of a remedial action alternative that it believes would cost approximately $3,900,000 to implement. BLM's $3,900,000 cost estimate is based on certain assumptions that may or may not prove to be correct and is contingent on confirmation that the remedial actions, once implemented, are adequately addressing Landfill contamination. For example, if assumptions regarding groundwater mobility and contamination levels are incorrect, BLM is proposing to take additional remedial actions with an estimated cost of approximately $1,800,000.

     BLM has received public comment on its proposed plan. The final remedy for the site, however, has not yet been selected. Although the Company was given reason to believe that a final remedy would be selected in 2000, that selection did not occur. The Company has had no further indication regarding when the final remedy selection will be made. In 1989, a consultant to the Company estimated, based on various assumptions, that the Company's share of potential liability could be approximately $1,200,000. This figure was based upon estimated Landfill remediation costs significantly higher than those being proposed by BLM. The figure also was based on the consultant's evaluation of such factors as available clean-up technology, BLM's involvement at the site and the number of other entities that may have had involvement at the site, but did not include an analysis of all of the Company's potential legal defenses and arguments, including possible setoff rights.

     Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs at a site even though the party was responsible for only a small part of such costs. Although it is possible that the Company may ultimately incur liability for clean-up costs associated with the Landfill, a reasonable estimate of the amount of this liability, if any, cannot be made at this time because, among other reasons, the final site remedy has not been selected, a number of entities had involvement at the site, allocation of responsibility among potentially responsible parties has not yet been made, and potentially applicable factual and legal issues have not been resolved. Based on current information, the Company does not believe that it needs to record a liability in relation to BLM's proposed plan.

     BLM may assert claims against the Company and others for reimbursement of investigative, cleanup and other costs incurred by BLM in connection with the Landfill and surrounding areas. It also is possible that the Company will assert claims against BLM in connection with contamination that may be originating from the Landfill. Private parties and other governmental entities also may assert claims against BLM, the Company and others for property damage, personal injury and other damages allegedly arising out of any contamination originating from the Landfill and the Farmington property. Parties also may request judicial determination of their rights and responsibilities, and the rights and responsibilities of others, in connection with the Landfill and the Farmington property. Currently, however, there is no outstanding litigation against the Company by BLM or any other party.

     In connection with the acquisition of the Bloomfield refinery, the Company assumed certain environmental obligations including Bloomfield Refining Company's ("BRC") obligations under an administrative order issued by EPA in 1992 pursuant to the Resource Conservation and Recovery Act (the "Order"). The Order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. In 2000, OCD approved the groundwater discharge permit for the refinery, which included an abatement plan that addressed the Company's environmental obligations under the Order. The abatement plan reflects new information relating to the site as well as remediation methods that were originally not contemplated in connection with the Order. The Company has asked EPA to accept the measures specified in the abatement plan as the appropriate corrective action remedy under the Order and has further requested that EPA delegate its corrective action oversight authority to the State of New Mexico. Adoption of the abatement plan as the appropriate corrective action remedy would significantly reduce the Company's corrective action costs. The Company estimates that remediation expenses associated with the abatement plan will be in the range of approximately $50,000 to $100,000, and will be incurred over a period of approximately 30 years. If the Company's requests are not granted, the Company estimates that remaining remediation expenses could range as high as $1,000,000. Accordingly, the Company has reduced the remaining $1,500,000 reserve accrued in connection with this matter to approximately $1,000,000. If the requests are granted, the Company anticipates that the reserve will be further reduced.

     The Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank (the "Tank") that was located in Bloomfield, New Mexico. The Company believes that all or a portion of the Tank and the 5.5 acres owned by the Company on which the Tank was located may have been a part of a refinery, owned by various other parties, that, to the Company's knowledge, ceased operations in the early 1960s. The Company submitted a work plan to define the extent of petroleum contamination in the soil and groundwater, which was approved by OCD subject to certain conditions. One of the conditions required the Company to submit a comprehensive report on all site investigations to OCD by January 14, 2000. The Company filed the required report on January 13, 2000. Based upon the report, it appears possible that contaminated groundwater is contained within the property boundaries and does not extend offsite. The Company anticipates that OCD will not require remediation of offsite soil based upon the low contaminant levels found there. On May 19, 2000, OCD approved the Company's work plan with certain conditions. In the course of conducting the cleanup approved by OCD, it was discovered that the extent of the contamination was greater than had been anticipated. Accordingly, the Company obtained a 60-day extension to further assess the situation and propose a modified plan. On November 6, 2000, the Company submitted a proposal for a pilot bioventing project to address remaining contamination at the site. The pilot project, if approved, is expected to cost approximately $15,000. The Company previously estimated that cleanup expenses associated with the site would cost $250,000 and an environmental reserve in that amount was created, of which approximately $62,000 remains. Until the pilot project is completed and its effectiveness as a means of site remediation can be evaluated, the Company cannot reasonably estimate remaining remediation costs. Therefore, no change has been made to the amount of the reserve.

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

     TAXES. The Company is subject to audit on an ongoing basis of the various taxes that it pays to federal, state, local and tribal governments. These audits may result in assessments or refunds along with interest and penalties. In some cases the jurisdictional basis of the taxing authority is in dispute and is the subject of litigation or administrative appeals. The Company has received several tax notifications and assessments from the Navajo Tribe relating to Company operations outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1,800,000 severance tax assessment (including interest and penalties through the date of the assessment) issued in November 1991, and a $3,400,000 severance tax assessment (including interest and penalties through the date of the assessment) issued in May 1999, both of which relate to crude oil removed from properties located within this area. The latest assessment relates to activities through June 1997. The Company resolved both of these severance tax assessments in the first quarter of 2001 for an amount approximating the reserve that had previously been established by the Company. The Company intends to continue purchasing activities in the area of disputed jurisdiction and may receive further tax assessments in the future relating to these activities subsequent to June 1997. The Company does not believe any such assessments will be significant. The Company may be entitled to reimbursement from certain third party oil lease interest owners in connection with any severance tax amounts paid by the Company that relate to purchases from such interest owners. At this time, however, the Company is unable to predict the success of efforts to recover these amounts. Other nominal tax assessments remain outstanding and the Company is pursuing its appeal rights on those matters. The Company may receive further tax assessments in the future.

DISCONTINUED OIL & GAS OPERATIONS

     In August 1996, the Company sold substantially all of its oil and gas assets. The Company retained its ownership in natural gas wells located in San Juan County, New Mexico that qualified for federal coal seam gas tax credits under Section 29 of the Internal Revenue Code. In September 2000, the Company sold its ownership in these natural gas wells for approximately $1,000,000, which was the approximate value of the wells remaining on its books. Section 29 tax credits generated from natural gas production from these wells, through the date of the September 2000 sale, are available to offset future income taxes payable.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive officers of the Company as of March 1, 2001 are listed below:

                                                          EXECUTIVE
     NAME            AGE   POSITION                     OFFICER SINCE

James E. Acridge      60   Chairman of the Board,       October 1989
                           President and Chief
                           Executive Officer

Fredric L. Holliger   53   Director, Executive Vice     October 1989
                           President and Chief
                           Operating Officer

Morgan Gust           53   Executive Vice President     August 1990

Jack W. Keller        56   President of the Company's   February 1999
                           Phoenix Fuel Strategic
                           Business Unit

Miguel A. Foegal      48   Executive Vice President     May 2000
                           of the Company's
                           Retail Group Strategic
                           Business Unit

Carl D. Shook         62   Executive Vice President     February 2000
                           of the Company's
                           Refining Group Strategic
                           Business Unit

C. Leroy Crow         50   Executive Vice President     February 2000
                           of the Company's
                           Refining Group Strategic
                           Business Unit

Kim H. Bullerdick     47   Vice President, General      February 1999
                           Counsel and Secretary

Mark B. Cox           42   Vice President, Treasurer,   February 1999
                           Financial Officer and
                           Assistant Secretary

Gary R. Dalke         48   Vice President, Controller,  February 1999
                           Accounting Officer and
                           Assistant Secretary

     The officers of the Company are elected annually by the Board of Directors and each officer serves until his successor is chosen and qualified or until his earlier resignation or removal. There are no family relationships among the officers of the Company.

     James E. Acridge has served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company since October 1989. Mr. Acridge also serves as Chairman of the Nominating Committee. Mr. Acridge started Giant Arizona in 1969. The Company was formed in 1989 in connection with the concurrent initial public offering of stock by the Company and the reorganization of Giant Arizona and Hixon. As a result of the reorganization, Giant Arizona and Hixon became the principal wholly-owned subsidiaries of the Company. Subsequent to the reorganization, Hixon was renamed Giant E&P. Giant E&P sold substantially all of its assets in August 1996 and the stock of Giant E&P was sold in September 2000. Mr. Acridge has served continuously as the Chairman of the Board of Directors, President and Chief Executive Officer of the Company and Giant Arizona since their formation. Since its acquisition by Giant Arizona in June 1997, Mr. Acridge also has served as Chairman of the Board of Phoenix Fuel.

     Fredric L. Holliger has served as a director, Executive Vice President and the Chief Operating Officer of the Company since October 1989. Mr. Holliger joined Giant Arizona as Senior Vice President, and President of the Giant Arizona refining division, in February 1989, and continues to serve as a director, Executive Vice President and the Chief Operating Officer of Giant Arizona. Mr. Holliger also has served as a director and the Chief Executive Officer of Phoenix Fuel since it was acquired by Giant Arizona in June 1997.

     Morgan Gust has served as Executive Vice President of the Company and Giant Arizona since February 1999. From August 1990 to September 1998, Mr. Gust served in various senior management positions for the Company and Giant Arizona, including Vice President, Vice President Administration, General Counsel, and Secretary. From October 1998 until January 1999, Mr. Gust was absent from the Company. Upon returning to the Company in January 1999, Mr. Gust was part of senior management until being elected Executive Vice President by the Board on February 25, 1999.

     Jack W. Keller has served as the President of the Company's Phoenix Fuel Strategic Business Unit since its formation in February 1999. He also has served as the President of Phoenix Fuel since Phoenix Fuel was acquired by Giant Arizona in June 1997 and as Chief Operating Officer of Phoenix Fuel since May 1998. From 1989 to June 1997, Mr. Keller served in various senior management roles with Phoenix Fuel, including President from December 1996 to June 1997, Chief Operating Officer from 1993 to 1996, and General Manager from 1989 to 1993. From December 1997 to September 1998, Mr. Keller also served as Senior Vice President, Marketing Division of Giant Arizona.

     Miguel A. Foegal has served as Executive Vice President of the Company's Retail Group Strategic Business Unit and as Executive Vice President, Retail Group of Giant Arizona since May 2000. From March 1999 to May 2000, Mr. Foegal served as Senior Vice President, Retail Marketing for Giant Arizona. Mr. Foegal joined the Company as Vice President, Retail Marketing in February 1998. From January 1992 to February 1998, Mr. Foegal was a Regional Vice President for Circle K/Tosco Marketing Co. where he was responsible for convenience and gas stores in the western United States.

     Carl D. Shook has served as Executive Vice President of the Company's Refining Group Strategic Business Unit and as Executive Vice President, Refining Group of Giant Arizona since February 2000. From February 1999 to February 2000, Mr. Shook served as Senior Vice President, Engineering and Technical Services for Giant Arizona. From January 1998 to February 1999, Mr. Shook served as Vice President, Engineering and Analysis for Giant Arizona. From October 1996 until January 1998, Mr. Shook served as Vice President, Corporate Planning and Evaluation for Giant Arizona. From February 1995 until October 1996, Mr. Shook served as Senior Vice President of Refinery Operations for Giant Arizona.

     C. Leroy Crow has served as Executive Vice President of the Company's Refining Group Strategic Business Unit and as Executive Vice President, Refining Group of Giant Arizona since February 2000. From February 1999 to February 2000, Mr. Crow served as Senior Vice President, Refinery Operations and Raw Material Supply for Giant Arizona. From December 1997 to February 1999, Mr. Crow served as Senior Vice President, Operations Division for Giant Arizona. From February 1996 to June 1997, when it was acquired by Giant Arizona, Mr. Crow served as the Vice President of Operations for Phoenix Fuel. Following the acquisition, Mr. Crow served as Vice President of Operations until December 1997. Prior to joining Phoenix Fuel in February 1996, Mr. Crow was the General Manager of Pro Petroleum, a wholesale fuel distributor in Phoenix, Arizona, from 1993 to 1996.

     Kim H. Bullerdick has served as Vice President and Secretary of the Company and Giant Arizona since December 1998 and General Counsel of the Company and Giant Arizona since May 2000. From December 1998 to May 2000, Mr. Bullerdick also was Legal Department Director of the Company and Giant Arizona. From September 1998 to December 1998, Mr. Bullerdick served as an Assistant Secretary of the Company and Giant Arizona. Mr. Bullerdick joined Giant Arizona in June 1987 as Corporate Counsel. In August 1995, he was appointed Assistant General Counsel of Giant Arizona, and in 1998, he was appointed Associate General Counsel; Manager, Legal Department; and Manager, Regulatory Affairs.

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

     Gary R. Dalke has served as Vice President, Controller, Accounting Officer and Assistant Secretary of the Company and Giant Arizona since December 1998. From September 1998 to December 1998, Mr. Dalke served as an Assistant Secretary of the Company and Giant Arizona. From April 1998 to September 1998, Mr. Dalke served as Chief Information Officer of Giant Arizona, and from July 1998 to December 1998, Mr. Dalke served as the Controller for Giant Arizona. From January 1990 to June 1997 when it was acquired by Giant Arizona, Mr. Dalke served as Chief Financial Officer of Phoenix Fuel. From January 1997 to June 1997, Mr. Dalke also was Vice President of Phoenix Fuel. Following the acquisition, Mr. Dalke was Vice President and Chief Financial Officer of Phoenix Fuel from June 1997 to July 1998, and from June 1997 to September 1998, he also was Treasurer of Phoenix Fuel.

                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The principal United States market on which the Company's common stock is traded is the New York Stock Exchange. The high and low sales prices for the Common Stock for each full quarterly period as reported on the New York Stock Exchange Composite Tape for the last two fiscal years are as follows:

                 QUARTER ENDED             HIGH         LOW

                 December 31, 2000        7 7/16      5 1/8
                 September 30, 2000       8           5 3/16
                 June 30, 2000            9 11/16     7 5/8
                 March 31, 2000          10 1/2       7 5/8

                 December 31, 1999       11 11/16     6 13/16
                 September 30, 1999      12 9/16      9 1/4
                 June 30, 1999           12 1/4       7 11/16
                 March 31, 1999           9 13/16     5 5/8

     During 2000 and 1999, the Company's Board of Directors declared no cash dividends on common stock. Any future dividends are subject to the results of the Company's operations, declarations by the Board of Directors and existing debt covenants, as described below.

     The Company has issued $150,000,000 of 9% Senior Subordinated Notes (the "9% Notes") and $100,000,000 of 9 3/4% Senior Subordinated Notes (the "9 3/4% Notes"). The 9% Notes were issued pursuant to an Indenture dated August 26, 1997 (the "9% Indenture") and the 9 3/4% Notes were issued pursuant to an Indenture dated November 29, 1993 (the "9 3/4% Indenture", and collectively with the 9% Indenture, the "Indentures"). The Indentures are among the Company, its Subsidiaries, as guarantors, Bank of New York, as trustee under the 9% Indenture and Bank One Trust Company (fka NBD Bank), as trustee under the 9 3/4% Indenture. The Indentures contain a number of covenants, which, among other provisions, place restrictions on the Company's payment of dividends and purchase of its common stock.

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

     At December 31, 2000, retained earnings available for dividends under the most restrictive terms of the Indentures were approximately $2,900,000. The Board of Directors will periodically review the Company's policy regarding the payment of dividends.

     Also see the "Capital Structure" discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in
Item 7 hereof.

     Capitalized items used but not defined above have the meaning assigned to them in the Indentures.

     There were 246 holders of record of Common Stock on March 16, 2001.

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

                                   FINANCIAL AND OPERATING HIGHLIGHTS
                   (IN THOUSANDS, EXCEPT PERCENTAGES, PER SHARE AND OPERATING DATA)

                                                                           Year Ended December 31,
---------------------------------------------------------------------------------------------------------------
                                                             2000       1999       1998       1997       1996
---------------------------------------------------------------------------------------------------------------
FINANCIAL STATEMENT DATA
Net Revenues                                             $1,074,362   $782,683   $642,504   $657,278   $499,184
Operating Income                                             33,759     37,397     19,907     41,106     39,730
Net Earnings (Loss)                                           7,289     10,778     (2,217)    15,294     17,051
Earnings (Loss) Per Common Share - Basic                 $     0.79   $   1.01   $  (0.20)  $   1.38   $   1.52
Earnings (Loss) Per Common Share - Diluted               $     0.79   $   1.01   $  (0.20)  $   1.37   $   1.50
Weighted Average Common Shares Outstanding - Basic            9,214     10,679     10,951     11,051     11,220
Weighted Average Common Shares Outstanding - Diluted          9,223     10,719     10,951     11,175     11,336
Dividends Paid Per Common Share                          $        -   $      -   $   0.20   $   0.20   $   0.20
Working Capital                                          $   54,494   $ 49,396   $ 89,104   $111,725   $ 21,541
Total Assets                                                528,565    546,799    527,414    535,371    324,007
Long-Term Debt                                              258,009    258,272    282,484    275,557    113,081
Stockholders' Equity                                        127,703    132,462    127,702    133,467    122,124
Long-Term Debt as a Percentage
  of Total Capitalization                                     66.9%      66.1%      68.9%      67.4%      48.1%
Book Value Per Common Share                              $    14.27   $  12.86   $  11.78   $  12.14   $  11.00
Return on Average Stockholders' Equity                         5.6%       8.3%          -      12.0%      14.7%

OPERATING DATA(1)
REFINING GROUP:
  Rated Crude Oil Capacity Utilized(2)                          80%        87%        88%        92%        95%
  Refinery Sourced Sales Barrels (Bbls/Day)                  34,287     37,368     37,898     39,037     38,814
  Average Crude Oil Costs ($/Bbl)                        $    29.26   $  17.64   $  14.29   $  20.60   $  21.80
  Refinery Margin ($/Bbl)                                $     7.63   $   6.89   $   4.83   $   6.39   $   6.21
RETAIL GROUP:
  SERVICE STATIONS:
    Fuel Gallons Sold (In Thousands)                        208,125    211,873    184,375    125,219     87,499
    Product Margin ($/Gallon)                            $    0.168   $  0.179   $  0.206   $  0.213   $  0.201
    Merchandise Sold ($ In Thousands)                    $  131,825   $111,603   $ 95,496   $ 67,601   $ 42,037
    Merchandise Margin                                          28%        28%        30%        30%        30%
    Number of Outlets at Year End                               179        172        166        148         52
  TRAVEL CENTER:
    Fuel Gallons Sold (In Thousands)                         26,698     27,991     24,950     19,434     18,298
    Product Margin ($/Gallon)                            $    0.104   $  0.111   $  0.111   $  0.111   $  0.104
    Merchandise Sold ($ In Thousands)                    $    6,719   $  7,291   $  7,331   $  7,382   $  7,092
    Merchandise Margin                                          46%        45%        45%        44%        46%
    Number of Outlets at Year End                                 1          1          1          1          1
  Retail Fuel Volumes Sold as a % of
    Refinery Sourced Sales Barrels                              45%        42%        36%        24%        18%
PHOENIX FUEL:
  Fuel Gallons Sold (In Thousands)                          424,290    351,949    314,763    172,121
  Product Margin ($/Gallon)                              $    0.052   $  0.064   $  0.067   $  0.075
  Lubricant Sales ($ In Thousands)                       $   24,210   $ 22,067   $ 22,517   $ 12,923
  Lubricant Margin                                              16%        15%        14%        14%
---------------------------------------------------------------------------------------------------------------

(1) Operating data includes the operations of the Thriftway and Phoenix Fuel acquisitions from approximately June 1, 1997, the DeGuelle acquisition from February 10, 1998, and the Kaibab acquisition from approximately July 1, 1998.
(2) Prior year percentages have been restated to reflect the calculation of rated crude oil capacity on a calendar day basis as was used for 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999
---------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES
----------------------------

     For the year ended December 31, 2000, earnings before income taxes were $11,337,000, a decrease of $5,119,000 from earnings before income taxes of $16,456,000 for the year ended December 31, 1999. The decrease was primarily due to higher operating expenses, including depreciation and amortization; an 8% decline in refinery sourced finished product sales volumes, due in part to reduced crude oil production in the Four Corners area, competitive conditions and, in the first quarter of 2000, to customers using inventory they had stored at the end of 1999 in anticipation of potential Y2K problems; a 7% decline in retail fuel margins; and a 19% decline in Phoenix Fuel finished product margins. These decreases were offset in part by an 11% increase in refinery margins, due in part to a reduction in crude oil costs resulting from contract negotiations with suppliers; a 17% increase in retail merchandise sales with relatively flat margins year-to-year; a reduction in selling, general and administrative expenses ("SG&A"); and a 5% increase in wholesale fuel volumes sold by Phoenix Fuel to third party customers.

     In addition, 1999 earnings were reduced as the result of the write-off of $2,387,000 in net book value of assets that were either demolished for new construction or replaced with new systems.

REVENUES
--------
     Revenues for the year ended December 31, 2000, increased approximately $291,679,000 or 37% to $1,074,362,000 from $782,683,000 in the comparable
1999 period. The increase was due to, among other things, a 48% increase in refinery weighted average selling prices; a 41% increase in Phoenix Fuel weighted average selling prices, along with a 5% increase in wholesale fuel volumes sold to third party customers, due in part to increased diesel demand related to allocations and disruptions of natural gas supplies into Arizona primarily in the third quarter of 2000; and a 17% increase in retail merchandise sales. This increase was partially offset by an 8% decline in refinery sourced finished product sales volumes.

     The volumes of refined products sold through the Company's retail units decreased approximately 2% from 1999 levels. The volume of finished product sold from service station/convenience stores that were in operation for a full year in each period decreased approximately 3%, while volumes sold from the Company's travel center declined approximately 5%. These declines were offset in part by volumes sold from nine Company constructed and remodeled service station/convenience stores, opened in 1999 and 2000, that exceeded the volumes lost from the sale of 10 units during the same period.

COST OF PRODUCTS SOLD
---------------------
     For the year ended December 31, 2000, cost of products sold increased $291,062,000 or 51% to $858,588,000 from $567,526,000 in the comparable 1999 period. The increase is due in part to a 66% increase in average crude oil costs, despite negotiated supply cost reductions; a 45% increase in the cost of finished products purchased by Phoenix Fuel, along with a 5% increase in wholesale fuel volumes sold to third party customers; and a 17% increase in retail merchandise sales. This increase was partially offset by an 8% decline in refinery sourced finished product sales volumes.

     For the year 2000, certain lower cost Phoenix Fuel LIFO inventory layers were liquidated which resulted in a decrease in the cost of products sold of approximately $1,737,000. For the year 1999, certain higher cost refinery LIFO inventory layers were liquidated which resulted in an increase in the cost of products sold of approximately $2,551,000.

OPERATING EXPENSES
------------------
     For the year ended December 31, 2000, operating expenses increased approximately $7,535,000 or 6% to $123,613,000 from $116,078,000 in the comparable 1999 period. The increase is due to, among other things, increased retail operating costs related to new service station/convenience stores opened or acquired in 1999 and 2000, including wages and related costs, and increased retail credit card processing fees resulting from an increase in the number of transactions, as well as the average dollar amount of each transaction due to higher fuel prices. There also were higher costs and increased volumes of purchased fuel for the refineries, along with higher expenditures for catalyst, chemicals and additives. These increases were offset in part by lower lease expenses due to the repurchase of 24 service station/convenience stores in the third and fourth quarters of 1999, which had originally been sold to FFCA Capital Holding Corporation ("FFCA") as part of a sale-leaseback transaction completed in December 1998. In addition, 2000 reflects reduced retail advertising costs, as well as reduced expenditures for other promotional programs.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the year ended December 31, 2000, depreciation and amortization increased approximately $2,450,000 or 8% to $33,579,000 from $31,129,000 in the comparable 1999 period. The increase is primarily related to newly acquired service station/convenience stores; construction, remodeling and upgrades in retail and refining operations during 1999 and 2000; the capitalization of the 1999 contingent payment related to the acquisition of the Bloomfield refinery; the amortization of refinery turnaround costs; and the repurchase of 24 service station/convenience stores sold as part of a sale-leaseback transaction between the Company and FFCA in December 1998. The increase was offset in part by reduced depreciation and amortization in 2000 resulting from the sale of certain natural gas properties that were being amortized in 1999 and the 1999 adjustment of the value of certain real estate assets held for sale.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     For the year ended December 31, 2000, SG&A decreased approximately $3,343,000 or 12% to $24,823,000 from $28,166,000 in the comparable 1999 period. The decrease is primarily due to a more normal contribution of $825,000 to the Company's Employee Stock Ownership Plan ("ESOP") in 2000, after a larger than normal $3,000,000 contribution in 1999; lower expenses for the estimated costs of incentive bonuses and accruals for other employee benefits made in 2000 as compared to 1999; and reduced costs related to a reorganization and staff reduction program implemented in the first quarter of 2000. The decrease was offset in part by severance pay costs incurred in 2000 relating to the reorganization and staff reduction program, certain strategic planning costs, and higher wages and related costs. In addition, 1999 costs were reduced because of insurance reimbursements received relating to prior workers compensation claims that had been paid by the Company.

INTEREST EXPENSE (INCOME)
-------------------------
     For the year ended December 31, 2000, interest expense increased approximately $994,000 or 4% to $24,411,000 from $23,417,000 in the comparable 1999 period. The increase is due in part to additional interest expense related to borrowings from the Company's revolving credit facility in the first six months of 2000 and the capitalization of more interest in 1999.

     For the year ended December 31, 2000, interest and investment income decreased approximately $487,000 or 20% to $1,989,000 from $2,476,000 in the comparable 1999 period. The decrease is primarily due to a decline in the amount of funds available for investment in short-term instruments.

INCOME TAXES
------------
     The effective tax rate for each of the years ended December 31, 2000 and 1999 was approximately 35%. These rates were somewhat lower than the Company's expected effective tax rate of between 39% and 40% because of coal seam gas tax and state pollution control credits utilized in 2000 and the resolution of various tax matters and deferred tax adjustments in 1999.

OUTLOOK
-------
     The regions and markets in which the Company operates continue to be affected by events and circumstances over which the Company has little or no control. Dramatic increases in crude oil, natural gas and refined product prices; industry consolidation through mergers and acquisitions; increased government regulation; tighter supply/demand balances for both raw materials and finished products; the building and expansion of product pipelines; power supply disruptions in California, which affected pipeline shipments of finished products into Arizona; and increased competition on both the wholesale and retail levels are all examples of such events and circumstances affecting the Company's operations. To meet these challenges the Company must anticipate and respond with short-term strategies while adhering to long-term plans.

     The Company's strategy is to profitably operate its refining, retail marketing and other marketing operations, and to take advantage of growth opportunities within its existing operations. The Company's immediate focus is to identify ways to reduce operating expenses and eliminate non-essential capital expenditures; to sell non-strategic assets and underperforming assets; to consider and evaluate related business opportunities, while protecting the value and integrity of the Company's core assets; and to explore various ways to create greater value for its stockholders.

     In March 2001, the Company completed an evaluation of its retail assets. The Company identified approximately 30 retail units that are non-strategic or are underperforming for possible sale, although the units had positive cash flow in 2000. During the second quarter of 2001, the Company will initiate an evaluation to determine the level of interest in the marketplace for potential sale of the assets. In the interim, the Company will continue to operate these units. There is no assurance that any of these units will be sold, as their sale is contingent upon, among other things, the receipt of acceptable offers.

     In 2001, the Company will benefit from reduced crude oil acquisition costs which resulted from the renegotiation of certain crude oil contracts in 2000. In addition, certain natural gas contracts for the purchase of fuel used in operating the refineries expire at the end of October 2001. The renewal of these contracts could be at higher rates than the current contracts and may result in higher purchased fuel costs starting in the fourth quarter of 2001.

     The Company's future results of operations are primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses.


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998
---------------------------------------------------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES
-----------------------------------
     For the year ended December 31, 1999, earnings before income taxes were $16,456,000, an increase of $20,182,000 from a loss before income taxes of $3,726,000 in the comparable 1998 period. This increase was primarily due to a 42% increase in refinery margins, due in part to refinery problems on the West Coast in early 1999 and the shifting of sales volumes to higher netback markets; increased operating income from Phoenix Fuel; and increased retail sales volumes. In addition, 1999 earnings reflected lower interest expense, while 1998 earnings included the write-off of costs incurred in connection with the terminated merger with Holly Corporation. The increase in earnings was offset in part by increased operating and administrative expenses, a 12% decline in retail fuel margins, a 7% decline in retail merchandise margins and the write-off of approximately $2,387,000 in net book value of assets that were either demolished for new construction or replaced with new systems.

REVENUES
--------
     Revenues for the year ended December 31, 1999, increased approximately $140,179,000 or 22% to $782,683,000 from $642,504,000 in the comparable 1998 period. The increase was due to, among other things, a 27% increase in refinery weighted average selling prices; a 12% increase in wholesale fuel volumes sold by Phoenix Fuel, along with a 25% increase in weighted average selling prices; a 9% increase in weighted average retail fuel prices, along with a 15% increase in retail fuel volumes sold; an 11% increase in merchandise sales from service station/convenience stores that were in operation for a full year in each period; and the acquisition of 32 service station/convenience stores, and the lease of one other, from Kaibab Industries, Inc. in June and July 1998 (the "Kaibab Acquisition"). This increase was partially offset by a 1% decline in refinery sourced finished product sales volumes.

     The 15% increase in the volume of refined products sold through the Company's retail units from 1998 levels was primarily due to the Kaibab Acquisition. The volume of finished product sold from the Company's travel center increased 12%, due in large part to improved marketing programs. Finished product sales volumes from service station/convenience stores that were in operation for a full year in each period declined approximately 6%. This decrease was significantly offset by finished product sales from service station/convenience stores constructed or remodeled within the last 21 months.

COST OF PRODUCTS SOLD
---------------------
     For the year ended December 31, 1999, cost of products sold increased $102,590,000 or 22% to $567,526,000 from $464,936,000 in the comparable 1998 period. The increase was due in part to a 12% increase in wholesale fuel volumes sold by Phoenix Fuel, along with a 27% increase in the cost of finished product purchased; a 23% increase in average crude oil costs; an 11% increase in merchandise sales from service station/convenience stores that were in operation for a full year in each period; and the Kaibab Acquisition. This increase was partially offset by a 1% decline in refinery sourced finished product sales volumes.

     For the year 1999, certain higher cost refinery LIFO inventory layers were liquidated which resulted in an increase in the cost of products sold of approximately $2,551,000. There were no similar liquidations in 1998.

OPERATING EXPENSES
------------------
     For the year ended December 31, 1999, operating expenses increased approximately $12,871,000 or 12% to $116,078,000 from $103,207,000 in the comparable 1998 period. Forty-five percent of the increase was due to the Kaibab Acquisition. The remaining increase was primarily due to increased lease expenses related to the 1998 sale-leaseback transaction between the Company and FFCA that was completed in December 1998; higher payroll and related costs for the Ciniza refinery, reflecting general wage increases and the allocating of wages in 1998 to the second quarter major refinery turnaround; and expenses, paid or accrued, for the estimated costs of 1999 company-wide incentive bonuses. These increases were offset in part by reduced retail advertising costs in 1999 because of a change in advertising strategies.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the year ended December 31, 1999, depreciation and amortization increased approximately $1,963,000 or 7% to $31,129,000 from $29,166,000 in the comparable 1998 period. The increase is primarily related to construction, remodeling and upgrades in retail and refining operations during 1998 and 1999, and the amortization of 1998 and 1999 refinery turnaround costs. These increases were partially offset by a reduction in depreciation expense related to the 1998 sale-leaseback transaction between the Company and FFCA.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     For the year ended December 31, 1999, SG&A increased approximately $2,878,000 or 11% to $28,166,000 from $25,288,000 (including approximately
$1,355,000 in costs written off in connection with the terminated merger with Holly Corporation) in the comparable 1998 period. The increase is primarily due to a larger than normal contribution of $3,000,000 to the Company's ESOP in 1999, with no contribution having been made to the ESOP in 1998; expenses for the estimated costs of 1999 incentive bonuses; and an increase in 1999 self insured group health insurance costs due to higher claims experience. The increase was offset in part by a reduction in 1999 outside consulting costs, related in part to retail and corporate information system evaluations conducted in 1998, and reduced expenses in 1999 because of insurance reimbursements received relating to prior workers compensation claims that had been paid by the Company.

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


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS
-------------------------
     Operating cash flows decreased for the year ended December 31, 2000 compared to the year ended December 31, 1999 primarily as a result of a decrease in cash flows related to changes in operating assets and liabilities in each period, along with a decrease in net earnings in 2000. Net cash provided by operating activities totaled $29,492,000 for the year ended December 31, 2000, compared to $59,799,000 in the comparable 1999 period.

WORKING CAPITAL
---------------
     Working capital at December 31, 2000 consisted of current assets of $165,184,000 and current liabilities of $110,690,000, or a current ratio of 1.49:1. At December 31, 1999, the current ratio was 1.40:1 with current assets of $171,984,000 and current liabilities of $122,588,000.

     Current assets have decreased since December 31, 1999, primarily due to a decrease in cash and cash equivalents, other receivables and inventories. These decreases were offset in part by an increase in trade receivables. Other receivables have decreased primarily because of a reduction in California excise tax refunds receivable due to less activity and improved refund procedures. Inventories have decreased primarily due to a decrease in Phoenix Fuel refined product volumes and merchandise on hand, along with a decrease in certain refining and retail refined product volumes. These decreases were offset in part by increases in pipeline crude oil volumes, increased finished product terminal volumes and increases in crude oil and finished product prices. Trade receivables have increased primarily due to an increase in finished product selling prices and increased Phoenix Fuel volumes sold. These increases are offset in part by a decrease in refining and product trading sales volumes, reduced raw material supply exchange activity and a reduction in retail consignment sale activity.

     Current liabilities have decreased due to a decrease in accounts payable and accrued expenses. Accounts payable have decreased primarily as a result of a reduction in certain refinery crude oil purchases and Phoenix Fuel finished product purchases. These decreases were offset in part by an increase in the cost of certain raw materials and finished products, along with two months of natural gas liquids purchases included in accounts payable at December 31, 2000, due to the timing of year end payments. Accrued expenses have decreased primarily as a result of lower accruals for federal and state excise taxes, and reduced accruals for management incentive and other bonuses. These decreases were offset in part by increased accruals for refinery natural gas purchases and payroll and related costs.

CAPITAL EXPENDITURES AND RESOURCES
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment totaled approximately $22,455,000 for the year ended December 31, 2000. Expenditures included amounts for, among other things, the assignment of certain leases/subleases to the Company associated with nine service station/convenience stores located on the Navajo and Zuni Indian Reservations; the acquisition of an interest in five service station/ convenience stores located on the Navajo Indian Reservation; certain maintenance turnaround costs, and operational and environmental projects for the refineries; construction, remodeling and upgrade of retail operations; and the acquisition of customer loaned equipment and construction costs related to the remodeling of a cardlock location for Phoenix Fuel.

     The Company received proceeds of approximately $4,473,000 from the sale of property, plant and equipment and other assets in 2000, primarily from the sale of eight service station/convenience stores and certain natural gas properties.

     The Company has entered into a non-binding letter of intent with Western Refining Company ("Western"), a Dallas, Texas based company, and RHC Holdings, L.P. ("Holdings"), a Texas Limited Partnership, of which Western is the General Partner. In 2000, Western and Holdings acquired all of the issued and outstanding limited partnership interest of Refinery Holding Company, L.P. ("RHC"), a Delaware limited partnership, which owns certain refining assets in El Paso, Texas. RHC was in negotiations with Chevron to purchase Chevron's El Paso refining assets and certain related crude oil pipeline assets. Pursuant to the letter of intent, the Company was working to acquire an interest in both refineries or in the entity that may ultimately own or operate them. This transaction is currently on hold, as after the announced merger of Chevron and Texaco Refining Company, Chevron notified RHC that it was discontinuing its negotiations with RHC. The Company does not know whether the merged companies will reopen negotiations with RHC in the future or whether the previously contemplated transactions will be undertaken if the negotiations are reopened.

     In October 1995, the Company completed the purchase of the Bloomfield refinery. The purchase agreement provided for potential contingent payments of approximately $35,000,000 to be made over approximately six years from the acquisition date, not to exceed a net present value of $25,000,000 as of October 1995, should certain criteria be met. In 2000, the Company made a contingent payment of $5,442,000, accrued in 1999, related to this acquisition. An additional contingent payment of $5,200,000 was accrued in the fourth quarter of 2000 and will be paid in 2001. The contingent payments are considered additional purchase price and are allocated to the appropriate assets and are amortized over their remaining useful lives. The payment to be made in 2001 will be the last payment required under the purchase agreement.

     The Company has budgeted approximately $24,000,000 for capital expenditures in 2001, excluding any potential acquisitions and the Bloomfield contingent payment. Of this amount, approximately $2,500,000 is for the completion of projects that were started in 2000. In addition, approximately $14,400,000 is budgeted for non-discretionary projects that are required by law or regulation or to maintain the physical integrity of existing assets. These expenditures are primarily for operational and environmental projects at the refineries, including approximately $5,000,000 for a major turnaround at the Bloomfield refinery, and asset conversions and upgrades for the retail operations. Another $2,800,000 is budgeted for discretionary projects to sustain or enhance the current level of operations, increase earnings associated with existing or new business and to expand operations. The significant discretionary projects being considered include construction and technology enhancements for various cardlock locations and the purchase of customer loaned equipment for Phoenix Fuel, and facility upgrades at the refineries and existing retail units. The remaining budget of $4,300,000 is for capital expenditure contingencies.

     The Company continues to investigate other strategic acquisitions as well as capital improvements to its existing facilities. The amount of capital projects that are actually undertaken in 2001 will depend on, among other things, identifying and consummating acceptable acquisitions, general business conditions and results of operations. The Company is also evaluating the possible sale or exchange of non-strategic or underperforming assets.

     Much of the capital currently budgeted for environmental compliance is integrally related to operations or to operationally required projects. The Company does not specifically identify capital expenditures related to such projects on the basis of whether they are for environmental as opposed to economic purposes. With respect to capital expenditures budgeted primarily to satisfy environmental regulations, the Company estimates that approximately $1,100,000, $900,000 and $3,700,000 were spent in 2000, 1999 and 1998, respectively, and that approximately $1,700,000 will be spent in 2001. With respect to the Company's operating expenses for environmental compliance, while records are not kept specifically identifying or allocating such expenditures, management believes that the Company incurs significant operating expense for such purposes.

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

CAPITAL STRUCTURE
-----------------
     At December 31, 2000 and December 31, 1999, the Company's long-term debt was 66.9% and 66.1% of total capital, respectively, and the Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 64.4% and 63.0%, respectively.

     The Company's capital structure includes $150,000,000 of 9% senior subordinated notes due 2007 (the "9% Notes") and $100,000,000 of 9 3/4% senior subordinated notes due 2003 (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"). The Indentures supporting the Notes contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, to incur or guarantee debt, to pay dividends, to repurchase shares of the Company's common stock, to sell certain assets or subsidiary stock, to engage in certain mergers, to engage in certain transactions with affiliates or to alter the Company's current line of business. At December 31, 2000, the Company was in compliance with the restrictive covenants relating to these Notes and approximately $2,900,000 was available for Restricted Payments, which the Notes define as, among other things: (i) the payment of dividends, (ii) the repurchase of the Company's common stock, (iii) the payment of principal in connection with certain types of indebtedness prior to their scheduled maturity, and (iv) certain types of investments.

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

     In December 1998, the Company and FFCA completed a sale-leaseback transaction in which the Company sold 83 service station/convenience stores to FFCA and leased them back. Net proceeds to the Company, after expenses, were approximately $50,124,000. In the second half of 1999, the Company repurchased 24 of the service station/convenience stores for approximately $13,711,000, which was the original selling price of these units.

     The original total base rent payments under the FFCA sale-leaseback transaction, which included scheduled increases of six percent on the second anniversary of the agreement and every second anniversary thereafter, on a compounded basis, during the initial lease term and any extension thereof, have been adjusted downward to reflect the repurchase of the 24 service station/convenience stores. The total amount of the remaining base rent payments at December 31, 2000 of approximately $60,442,000 is being charged to expense on the straight-line method over the remaining 13-year term of the lease at the rate of approximately $4,524,000 per year. At December 31, 2000 and 1999, the Company had recorded a deferred credit of approximately $1,628,000 and $837,000, respectively, to reflect the excess of rent expense over cash payments made.

     The Company has a $65,000,000 secured Credit Agreement (the "Credit Agreement") that expires December 23, 2001, with a group of banks. This Credit Agreement, a revolving loan agreement, is primarily a working capital and letter of credit facility and is secured by eligible accounts receivable and inventories as defined in the Credit Agreement. The Credit Agreement allows the Company to borrow up to $9,000,000 to exercise its purchase rights in connection with certain service station/convenience stores that are currently subject to capital lease obligations, and up to $10,000,000 for other acquisitions as defined in the Credit Agreement. The availability of funds under this facility is the lesser of (i) $65,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At December 31, 2000, the availability of funds under the Credit Agreement was $65,000,000. There were no direct borrowings outstanding under this facility at December 31, 2000, and there were approximately $2,347,000 of irrevocable letters of credit outstanding, primarily to secure purchases of raw materials. At December 31, 1999 and February 28, 2001 there were no direct borrowings outstanding under this facility.

     The interest rate applicable to the Credit Agreement is tied to various short-term indices. At December 31, 2000, this rate was approximately 7 1/4% per annum. The Company is required to pay a quarterly commitment fee ranging from 0.325% to 0.500% per annum of the unused amount of the facility. The exact rate depends on meeting certain conditions in the Credit Agreement.

     The Credit Agreement contains certain restrictive covenants which require the Company to, among other things, maintain a minimum consolidated net worth, a minimum interest coverage ratio and a maximum capitalization ratio. It also places limits on investments, dispositions of assets, prepayments of senior subordinated debt, guarantees, liens and restricted payments. At December 31, 2000, the Company was in compliance with the Credit Agreement's restrictive covenants. The Credit Agreement is guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries.

     The Company is currently in discussions with a group of banks to replace the current secured Credit Agreement.

     The Company's Board of Directors has authorized the repurchase of up to 2,500,000 shares of the Company's common stock. These purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. During 2000, the Company repurchased 202,566 shares of its common stock under this program. Of this amount, 129,466 shares were acquired from its Chairman and Chief Executive Officer at a weighted average price of approximately $6.93 per share, which was the approximate average of the low price of the Company's common stock on the dates of the Board of Directors resolutions authorizing the transactions. The remaining 73,100 shares were purchased on the open market for approximately $7.15 per share. From the inception of the stock repurchase program the Company has repurchased 2,165,266 shares for approximately $22,042,000, resulting in a weighted average cost of $10.18 per share. The repurchased shares are treated as treasury shares.

     Shares repurchased under the Company's program are available for a number of corporate purposes. The number of shares actually repurchased will be dependent upon market conditions and existing debt covenants, and there is no guarantee as to the exact number of shares to be repurchased by the Company. The Company may discontinue the program at any time without notice.

     As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, the Company filed a Schedule 13E-4 Issuer Tender Offer Statement with the Securities and Exchange Commission on December 21, 1999, to acquire up to 1,333,333 shares of its common stock at a price of $9.00 per share, net to the seller in cash. The offer expired on February 4, 2000, at which time 1,169,414 shares had been properly tendered to the Company. The Company purchased all of these shares at the stated price, at a cost of approximately $10,525,000 plus expenses of approximately $213,000 on February 8, 2000. These repurchased shares are treated as treasury shares.

     The Company's Board of Directors did not declare any cash dividends on common stock for the year ended December 31, 2000. The payment of dividends is subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors. The Board of Directors will periodically review the Company's policy regarding the payment of dividends.

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

     The potential loss from a hypothetical 10% adverse change in commodity prices on open commodity futures and options contracts held by the Company at December 31, 2000, was approximately $418,000.

     Additionally, the Company's $65,000,000 Credit Agreement is floating-rate debt tied to various short-term indices. As a result, the Company's annual interest costs associated with this debt may fluctuate. At December 31, 2000, however, there were no direct borrowings outstanding under this Credit Agreement.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was originally to be effective for the Company's financial statements as of January 1, 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 by one year to give companies more time to study, understand and implement the provisions of SFAS No. 133 and to complete information system modifications. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133." SFAS No. 138 expands and clarifies certain provisions of SFAS No. 133 and was adopted by the Company concurrently with SFAS No. 133 on January 1, 2001.

     SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities record all derivatives as either assets or liabilities, measured at fair value, with any change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. If certain conditions are met, a derivative may be specifically designated as a (i) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

     Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

     The Company has performed a contract review and except as described below, believes these contracts do not qualify as derivatives or contain embedded derivatives as defined in SFAS No. 133, as amended by SFAS No. 138. Accordingly, there will be no earnings effect upon adoption January 1, 2001.

     The Company periodically enters into futures or option contracts to hedge its exposure to price fluctuations on crude oil and refined products. Gains and losses on hedge contracts are deferred and reported as a component of the related transaction.

     The Company from time to time speculates in the purchasing and selling of crude oil and finished products and may enter into futures, options and wet barrel contracts to speculate on price fluctuations in these commodities. These activities are transacted in accordance with policies established by the Company, which set limits on quantities, requires various levels of approval and requires certain review and reporting procedures. Gains and losses on all speculative transactions are reflected in earnings in the period that they occur.

     As of December 31, 2000, the Company had open put option and futures contracts for the purchase or sale of 285,000 barrels of heating oil or crude oil. These open put option and futures contracts relate to specific speculative strategies entered into with the expectation of profiting from favorable price movements. These contracts are marked-to-market monthly and any gains or losses recorded in cost of sales. At December 31, 2000, a net loss of approximately $275,000 had been recorded relating to these contracts.

     In addition, at December 31, 2000, the Company had entered into a contract for the purchase of 25,000 barrels of CARB Phase II unleaded regular gasoline for delivery in January 2001 in Los Angeles. This contract is part of the Company's speculative wet barrel trading activities, and would be considered a derivative instrument under SFAS No. 133, as amended by SFAS No.
138. This contract was marked-to-market at December 31, 2000 and a gain of approximately $73,500 was recorded in cost of sales.

     At December 31, 2000, the Company had no hedging strategies in place as defined in SFAS No. 133, as amended by SFAS No. 138.

     In 1998, the Company entered into a $5,000,000 loan with its Chairman and Chief Executive Officer ("CCEO"). The principal amount of the loan, as well as all interest accruing after March 28, 2001, is due and payable on March 28, 2003. The loan is secured by: (i) a pledge by an entity owned by the CCEO (the "LLC") of a 49% equity interest in an entity that owns certain real property in north Scottsdale, Arizona (the "Real Property"), and (ii) a pledge by the CCEO of all of his equity interest in the LLC. The Company is aware of prior liens on the Real Property, as well as on certain of the collateral pledged to the Company, that relate to loans entered into by the LLC. Although the Company currently believes the pledges securing the loan will enable the Company to recover the amounts due and owing from the CCEO under the terms of the loan, should the LLC not continue to service the first lien holder debt when due or should other adverse circumstances arise, a reduction of the ultimate amounts collectable could result. For a further discussion of this loan see Note 5 to the Company's Consolidated Financial Statements.

     Federal, state and local laws and regulations relating to health and the environment affect nearly all of the operations of the Company. As is the case with other companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits involving environmental matters. These matters include soil and water contamination, air pollution and personal injuries or property damage allegedly caused by substances manufactured, handled, used, released or disposed of by the Company. Future expenditures related to health and environmental matters cannot be reasonably quantified in many circumstances for various reasons, including the speculative nature of remediation and cleanup cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, various defenses that may be available to the Company and changing environmental laws and interpretations of environmental laws. For a further discussion of health and environmental matters affecting the Company's operations, see the discussion of such matters contained in Items 1 and 2 hereof under the heading "Regulatory, Environmental and Other Matters."

     Rules and regulations implementing federal, state and local laws relating to health and the environment will continue to affect the operations of the Company. The Company cannot predict what health or environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or enforced with respect to products or activities of the Company. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could have an adverse effect on the financial position and the results of operations of the Company and could require substantial expenditures by the Company for: (i) the installation and operation of refinery equipment, pollution control systems and other equipment not currently possessed by the Company, (ii) the acquisition or modification of permits applicable to Company activities, and (iii) the initiation or modification of cleanup activities.

     As of December 31, 2000, the Company had an environmental liability accrual of approximately $2,200,000. Approximately $1,900,000 of this accrual is for the following projects, all of which are referred to in Items 1 and 2 hereof under the heading "Regulatory, Environmental and Other Matters": (i) closure of the Ciniza refinery land treatment facility, including post-closure expenses, (ii) the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of the Company's inactive Farmington refinery, (iii) environmental obligations assumed in connection with the acquisition of the Bloomfield refinery, and (iv) hydrocarbon contamination on and adjacent to the 5.5 acres that the Company owns in Bloomfield, New Mexico. The remaining amount of the accrual relates to the closure of certain solid waste management units at the Ciniza refinery, which is being conducted in accordance with the refinery's Resource Conservation and Recovery Act permit. The accrual balance reflects a reduction in amounts accrued for environmental obligations assumed in connection with the acquisition of the Bloomfield refinery and increases in reserves for other environmental projects. The environmental accrual is recorded in the current and long-term sections of the Company's Consolidated Balance Sheets.

     The Company is subject to audit on an ongoing basis of the various taxes that it pays to federal, state, local and tribal governments. These audits may result in assessments or refunds along with interest and penalties. In some cases the jurisdictional basis of the taxing authority is in dispute and is the subject of litigation or administrative appeals. A number of tax assessments from the Navajo Tribe relating to Company operations outside of the Navajo Indian Reservation in an area of disputed jurisdiction were resolved in the first quarter of 2001. The Company intends to continue purchasing activities in areas of disputed jurisdiction. The Company may receive further tax assessments in the future. For a further discussion of Navajo tax notifications and assessments, see the discussion of taxes contained in Items 1 and 2 hereof under the heading "Regulatory, Environmental and Other Matters."

     The Company's refineries primarily process a mixture of high gravity, low sulfur crude oil, condensate and NGLs. The locally produced, high quality crude oil known as Four Corners Sweet is the primary feedstock for the refineries. The Company's current receipts and projections of Four Corners crude oil production indicate that the Company's crude oil demand will exceed the crude oil supply that is available from local sources for 2001. The Company has decreased, and may from time to time in the future decrease, production runs at its refineries from levels it would otherwise schedule as a result of shortfalls in Four Corners crude oil production. For a further discussion of raw material supply for the Company's refineries, see the discussion contained in Items 1 and 2 hereof under the heading "Raw Material Supply."

     In late 1999, an existing NGLs pipeline was converted to a refined products pipeline. This converted line originates in Southeastern New Mexico and delivers refined products into Albuquerque, New Mexico and the Four Corners area. A diesel fuel terminal near Albuquerque associated with this project has been completed and a terminal expansion to include gasoline and jet fuel is expected to be completed by spring 2001. In addition, the Company is aware of a number of actions, proposals or industry discussions regarding product pipeline projects that could impact portions of its marketing areas. The completion of some or all of these projects would result in increased competition by increasing the amount of refined products potentially available in these markets, as well as improving competitor access to these areas. It also could result in new opportunities for the Company, as the Company is a net purchaser of refined products in some of these areas. For a further discussion of the potential impact of pipeline projects on the Company's operations, as well as other competitive factors affecting these operations, see the discussion of competitive factors contained in Items 1 and 2 hereof under the heading "Competitive Conditions."

      "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains forward-looking statements that involve known and unknown risks and uncertainties. Forward-looking statements are identified by words or phrases such as "believes," "expects," "anticipates," "estimates," "could," "plans," "intends," variations of such words and phrases and other similar expressions. While these forward-looking statements are made in good faith and reflect the Company's current judgment regarding such matters, actual results could vary materially from the forward-looking statements. Important factors that could cause actual results to differ from forward-looking statements include, but are not limited to: economic, competitive and governmental factors affecting the Company's operations, markets, products, services and prices; declines in production of Four Corners sweet crude oil; risks associated with non-compliance with certain debt covenants or the satisfaction of financial ratios contained in such covenants; the risk that the Company may not be able to replace its current Credit Agreement on terms favorable to the Company; the adequacy of the Company's reserves, including its reserves for environmental and tax matters; the ultimate outcome of the two lawsuits filed against the Company by the State of New Mexico and the Company's ultimate liability related thereto; the availability of indemnification from third parties in connection with various legal proceedings; the Company's ability to recover tax payments from third parties; the Company's ability to resolve alleged legal violations without the assessment of additional fines or penalties; the expansion of the Company's refining, retail and Phoenix Fuel operations through acquisition and construction; the adequacy and cost of raw material supplies; the potential effects of various pipeline projects as they relate to the Company's market area and future profitability; the impact of the mandated use of gasolines satisfying governmentally mandated specifications on the Company's operations; the ability of the Company to reduce operating expenses and non-essential capital expenditures; the risk that the Company will not be able to sell non-strategic and underperforming assets on terms favorable to the Company; the risk that the CCEO will not be able to pay amounts that become due and payable to the Company under the terms of the Company's outstanding $5,000,000 loan to the CCEO; the risk that the LLC will not be able to service the first lien holder debt when due; the risk that adverse circumstances may occur that prevent the Company from recovering amounts that may become due and payable under the $5,000,000 loan; the risk that the Company will not be able to obtain replacement natural gas supplies on terms favorable to the Company; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on behalf of the Company, are expressly qualified in their entirety by the foregoing. Forward-looking statements made by the Company represent its judgment on the dates such statements are made. The Company assumes no obligation to update any forward-looking statements to reflect new or changed events or circumstances.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Giant Industries, Inc.
Scottsdale, Arizona

     We have audited the accompanying consolidated balance sheets of Giant Industries, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of earnings (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 21, 2001

                           GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS


                                                                               DECEMBER 31,
------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                          2000             1999
------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                            $  26,618       $  32,945
  Receivables:
    Trade, less allowance for doubtful accounts of $356 and $591          69,215          62,076
    Income tax refunds                                                       741           1,495
    Other                                                                  5,591          10,429
------------------------------------------------------------------------------------------------
                                                                          75,547          74,000
------------------------------------------------------------------------------------------------
  Inventories                                                             56,607          58,240
  Prepaid expenses and other                                               3,659           4,097
  Deferred income taxes                                                    2,753           2,702
------------------------------------------------------------------------------------------------
    Total current assets                                                 165,184         171,984
------------------------------------------------------------------------------------------------
Property, plant and equipment                                            508,384         485,181
     Less accumulated depreciation and amortization                     (192,234)       (161,983)
------------------------------------------------------------------------------------------------
                                                                         316,150         323,198
------------------------------------------------------------------------------------------------
Goodwill, less accumulated amortization of $4,292 and $3,223              20,806          21,819
Other assets                                                              26,425          29,798
------------------------------------------------------------------------------------------------
                                                                       $ 528,565       $ 546,799
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                    $     213       $     297
  Accounts payable                                                        66,461          76,833
  Accrued expenses                                                        44,016          45,458
------------------------------------------------------------------------------------------------
    Total current liabilities                                            110,690         122,588
------------------------------------------------------------------------------------------------
Long-term debt, net of current portion                                   258,009         258,272
Deferred income taxes                                                     27,621          28,002
Other liabilities and deferred income                                      4,542           5,475
Commitments and contingencies (Notes 3, 9, 10, 12, 13, 14 and 15)
Stockholders' equity:
  Preferred stock, par value $.01 per share,
    10,000,000 shares authorized, none issued
  Common stock, par value $.01 per share, 50,000,000
    shares authorized, 12,282,688 and 12,266,188 shares issued               122             122
  Additional paid-in capital                                              73,099          72,990
  Retained earnings                                                       87,262          79,973
------------------------------------------------------------------------------------------------
                                                                         160,483         153,085
  Less common stock in treasury - at cost,
    3,334,680 and 1,962,700 shares                                       (32,780)        (20,623)
------------------------------------------------------------------------------------------------
    Total stockholders' equity                                           127,703         132,462
------------------------------------------------------------------------------------------------
                                                                       $ 528,565       $ 546,799
================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                            GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)


                                                               YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                 2000              1999              1998
------------------------------------------------------------------------------------------------
Net revenues                                      $1,074,362        $  782,683        $  642,504
Cost of products sold                                858,588           567,526           464,936
------------------------------------------------------------------------------------------------
Gross margin                                         215,774           215,157           177,568

Operating expenses                                   123,613           116,078           103,207
Depreciation and amortization                         33,579            31,129            29,166
Selling, general and administrative expenses          24,823            28,166            25,288
Loss on the write-off of assets                            -             2,387                 -
------------------------------------------------------------------------------------------------
Operating income                                      33,759            37,397            19,907

Interest expense                                     (24,411)          (23,417)          (25,464)
Interest and investment income                         1,989             2,476             1,831
------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                   11,337            16,456            (3,726)

Provision (benefit) for income taxes                   4,048             5,678            (1,509)
------------------------------------------------------------------------------------------------
Net earnings (loss)                               $    7,289        $   10,778        $   (2,217)
================================================================================================

Earnings (loss) per common share:
  Basic                                           $     0.79        $     1.01        $    (0.20)
================================================================================================
  Assuming dilution                               $     0.79        $     1.01        $    (0.20)
================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                              GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                  Common Stock
                                ----------------  Additional                 Treasury Stock        Total
                                Shares      Par    paid-in     Retained   --------------------  stockholders'
                                issued     value   capital     earnings     Shares     Cost       equity
----------------------------------------------------------------------------------------------------------
                                     (In thousands, except number of shares)
Balances, January 1, 1998      12,232,367  $122    $72,699     $73,256    1,239,100  $(12,610)    $133,467

Purchase of treasury stock              -     -          -           -      154,500    (1,900)      (1,900)
Dividends declared
  - $0.15 per share                     -     -          -      (1,648)           -         -       (1,648)
Net loss                                -     -          -      (2,217)           -         -       (2,217)
----------------------------------------------------------------------------------------------------------
Balances, December 31, 1998    12,232,367   122     72,699      69,391    1,393,600   (14,510)     127,702

Purchase of treasury stock              -     -          -           -      569,100    (6,113)      (6,113)
Stock options exercised           120,857     1      1,069           -            -         -        1,070
Shares cancelled on net
  exercise of stock options       (87,036)   (1)      (778)       (196)           -         -         (975)
Net earnings                            -     -          -      10,778            -         -       10,778
----------------------------------------------------------------------------------------------------------
Balances, December 31, 1999    12,266,188   122     72,990      79,973    1,962,700   (20,623)     132,462

Purchase of treasury stock              -     -          -           -    1,371,980   (12,157)     (12,157)
Stock options exercised            16,500     -        109           -            -         -          109
Net earnings                            -     -          -       7,289            -         -        7,289
----------------------------------------------------------------------------------------------------------
Balances, December 31, 2000    12,282,688  $122    $73,099     $87,262    3,334,680  $(32,780)    $127,703
==========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                 GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                         2000        1999         1998
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings (loss)                                                $  7,289   $ 10,778    $ (2,217)
  Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                                      33,579     31,129      29,166
    Deferred income taxes                                                (432)     5,132      (2,920)
    Deferred lease expense                                                791        837           -
    Loss on disposal of assets                                              -      2,181         152
    Other                                                                (806)      (782)        293
    Changes in operating assets and liabilities:
      Decrease (increase) in receivables                               (1,110)   (23,478)      7,028
      Decrease (increase) in inventories                                1,640     (6,685)      5,811
      Decrease (increase) in prepaid expenses and other                   479      1,209        (867)
      (Decrease) increase in accounts payable                         (10,372)    33,930     (12,596)
      (Decrease) increase in accrued expenses                          (1,566)     5,548       3,042
------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                              29,492     59,799      26,892
------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of businesses, net of cash received                           -          -     (38,205)
  Purchases of property, plant and equipment and other assets         (22,455)   (46,361)    (60,320)
  Refinery acquisition contingent payment                              (5,442)    (7,289)     (7,243)
  Proceeds from sale-leaseback transaction                                  -          -      50,124
  Proceeds from sale of property, plant and
    equipment and other assets                                          4,473      2,288       3,816
  Investment in note receivable                                             -          -      (5,000)
------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                 (23,424)   (51,362)    (56,828)
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds of long-term debt                                           68,000          -      46,000
  Payments of long-term debt                                          (68,347)   (25,115)    (38,435)
  Purchase of treasury stock                                          (12,157)    (6,113)     (1,900)
  Deferred financing costs                                                  -        (56)       (425)
  Payment of dividends                                                      -          -      (2,199)
  Proceeds from exercise of stock options                                 109         95           -
------------------------------------------------------------------------------------------------------
Net cash (used) provided by financing activities                      (12,395)   (31,189)      3,041
------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                              (6,327)   (22,752)    (26,895)
  Cash and cash equivalents:
    Beginning of year                                                  32,945     55,697      82,592
------------------------------------------------------------------------------------------------------
    End of year                                                      $ 26,618   $ 32,945    $ 55,697
======================================================================================================

Significant Noncash Investing and Financing Activities. During 2000, approximately $5,200,000 was incurred as a contingent payment related to the 1995 acquisition of the Bloomfield refinery. During
1999, the Company received 87,036 shares of its own common stock valued at approximately $975,000 from two officers of the Company as payment for the exercise of 108,857 common stock options. These shares were immediately cancelled. In addition, approximately $10,692,000 was incurred as a contingent payment related to the 1995 acquisition of the Bloomfield refinery, of which $5,250,000 was paid in
1999 and $5,442,000 in 2000. During 1998, approximately $2,039,000 was incurred as a contingent payment related to the 1995 acquisition of the Bloomfield refinery, which was paid in 1999.

The accompanying notes are an integral part of these consolidated financial statements.

                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1-DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

     Giant Industries, Inc., a Delaware corporation, together with its subsidiaries, ("Giant" or the "Company"), through its wholly-owned subsidiary Giant Industries Arizona, Inc. and its subsidiaries ("Giant Arizona"), is engaged in the refining and marketing of petroleum products in New Mexico, Arizona, Colorado and Utah, with a concentration in the Four Corners area where these states adjoin. In addition, Phoenix Fuel Co., Inc. ("Phoenix Fuel"), a wholly-owned subsidiary of Giant Arizona, operates an industrial/commercial petroleum fuels and lubricants distribution operation.

DESCRIPTION OF BUSINESS

     The Company operates primarily as an independent refiner and marketer of petroleum products. The Company's principal business is the refining of crude oil into petroleum products which are sold through branded retail outlets as well as through distributors, industrial/commercial accounts and major oil companies. The Company has two operating refineries in New Mexico. The Ciniza refinery, with a crude oil throughput capacity of 20,800 barrels per day ("bpd") and a total capacity including natural gas liquids of 26,000 bpd, is located near Gallup, New Mexico. The Bloomfield refinery, with a crude oil throughput capacity of 16,000 bpd and a total capacity including natural gas liquids of 16,600 bpd, is located in Bloomfield, New Mexico.

     At December 31, 2000, the Company owned and/or operated 179 retail service station/convenience stores and a travel center. These operations sell various grades of gasoline, diesel fuel, general merchandise and food products to the general public.

     In addition, through Phoenix Fuel, the largest independent petroleum products distributor in the state of Arizona, the Company distributes gasoline, diesel fuel and various lubricants to industrial and commercial accounts.

     (See Note 2 for a further discussion of business segments and Note 3 for recent acquisitions and dispositions.)

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Giant and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of the Company's consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The Company from time to time speculates in the purchasing and selling of crude oil and finished products and may enter into futures, options and wet barrel contracts to speculate on price fluctuations in these commodities. These activities are transacted in accordance with policies established by the Company, which set limits on quantities, requires various levels of approval and requires certain review and reporting procedures. Gains and losses on all speculative transactions are reflected in earnings in the period that they occur. See the discussion of New Accounting Pronouncements below.

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

INVENTORIES

     Inventories are stated at the lower of cost or market. Costs for crude oil and refined products produced by the refineries, and the lubricants and other merchandise of Phoenix Fuel, are determined by the last-in, first-out ("LIFO") method. Costs for retail, exchange and terminal refined products and shop supplies are determined by the first-in, first-out ("FIFO") method. Costs for merchandise inventories at retail locations are determined by the retail inventory method.

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

LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", issued by the Financial Accounting Standards Board ("FASB"), the Company reviews the carrying values of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. For assets to be disposed of, the Company reports long-lived assets and certain identifiable intangibles at the lower of carrying amount or fair value less cost to sell.

TREASURY STOCK

     The Company's Board of Directors has authorized the repurchase of up to 2,500,000 shares of the Company's common stock. These purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. Through the end of 2000, the Company had repurchased 2,165,266 shares under this program at a cost of approximately $22,042,000. These shares are being treated as treasury shares. In addition, the Company purchased 1,169,414 shares of its common stock, as treasury shares, for $9.00 per share, net to the seller, through a Schedule 13E-4 Issuer Tender Offer completed on February 8, 2000.

ENVIRONMENTAL EXPENDITURES

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Environmental liabilities are not discounted to their present value and are recorded without consideration of potential recoveries from third parties. Subsequent adjustments to estimates, which may be significant, may be made as more information becomes available or as circumstances change (See Note 15).

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was originally to be effective for the Company's financial statements as of January 1, 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 by one year in order to give companies more time to study, understand and implement the provisions of SFAS No. 133 and to complete information system modifications. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133." SFAS No. 138 expands and clarifies certain provisions of SFAS No. 133 and was adopted by the Company concurrently with SFAS No. 133 on January 1, 2001.

     SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities record all derivatives as either assets or liabilities, measured at fair value, with any change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. If certain conditions are met, a derivative may be specifically designated as a (i) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

     Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

     The Company has performed a contract review and except as described below, believes these contracts do not qualify as derivatives or contain embedded derivatives as defined in SFAS No. 133, as amended by SFAS No. 138. Accordingly there will be no earnings effect upon adoption January 1, 2001.

     As of December 31, 2000, the Company had open put option and futures contracts for the purchase or sale of 285,000 barrels of heating oil or crude oil. These open put option and futures contracts relate to specific speculative strategies entered into with the expectation of profiting from favorable price movements. These contracts are marked-to-market monthly and any gains or losses recorded in cost of sales. At December 31, 2000, a net loss of approximately $275,000 had been recorded relating to these contracts.

     In addition, at December 31, 2000, the Company had entered into a contract for the purchase of 25,000 barrels of CARB Phase II unleaded regular gasoline for delivery in January 2001 in Los Angeles. This contract is part of the Company's speculative wet barrel trading activities, and would be considered a derivative instrument under SFAS No. 133, as amended by SFAS No.
138. This contract was marked-to-market at December 31, 2000 and a gain of approximately $73,500 was recorded in cost of sales.

     At December 31, 2000, the Company had no hedging strategies in place as defined in SFAS No. 133, as amended by SFAS No. 138.

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

NOTE 2-BUSINESS SEGMENTS:

     The Company is organized into three operating segments based on manufacturing and marketing criteria. These segments are the Refining Group, the Retail Group and Phoenix Fuel. A description of each segment and principal products and operations are as follows:

     - Refining Group: The Refining Group consists of the Company's two refineries, its fleet of crude oil and finished product truck transports, its crude oil pipeline gathering operations, and its finished product terminaling operations. The Company's two refineries manufacture various grades of gasoline, diesel fuel, jet fuel and other products from crude oil, other feedstocks and blending components. In addition, finished products are acquired through exchange agreements, from third party suppliers and from Phoenix Fuel. These products are sold through Company-operated retail facilities, independent wholesalers and retailers, industrial/commercial accounts, and sales and exchanges with major oil companies. Crude oil, other feedstocks and blending components are purchased from third party suppliers.

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

     Operations that are not included in any of the three segments are included in the category "Other" and consist primarily of corporate staff operations, including selling, general and administrative expenses of $16,874,000, $20,278,000, and $18,582,000 for 2000, 1999 and 1998,
respectively.

     Operating income for each segment consists of net revenues less cost of products sold, operating expenses, depreciation and amortization and the segment's selling, general and administrative expenses. The sales between segments are made at market prices. Cost of products sold reflects current costs adjusted, where appropriate, for LIFO and lower of cost or market inventory adjustments.

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

                               As of and for the Year Ended December 31, 2000    (In thousands)
----------------------------------------------------------------------------------------------
                               Refining   Retail   Phoenix           Reconciling
                                Group     Group      Fuel     Other     Items     Consolidated
----------------------------------------------------------------------------------------------
Customer net revenues          $289,684  $421,339  $362,972  $    367  $       -    $1,074,362
Intersegment net revenues       228,488         -    80,252         -   (308,740)            -
----------------------------------------------------------------------------------------------
Total net revenues             $518,172  $421,339  $443,224  $    367  $(308,740)   $1,074,362
----------------------------------------------------------------------------------------------
Operating income (loss)        $ 45,790  $     31  $  7,275  $(19,337) $       -    $   33,759
Interest expense                                                                       (24,411)
Interest income                                                                          1,989
----------------------------------------------------------------------------------------------
Earnings before income taxes                                                        $   11,337
----------------------------------------------------------------------------------------------
Depreciation and amortization  $ 17,138  $ 11,528  $  2,554  $  2,359  $       -    $   33,579
Total assets                   $244,947  $148,992  $ 82,084  $ 52,542  $       -    $  528,565
Capital expenditures           $  6,850  $ 13,470  $  1,413  $    722  $       -    $   22,455

                               As of and for the Year Ended December 31, 1999    (In thousands)
----------------------------------------------------------------------------------------------
                               Refining   Retail   Phoenix           Reconciling
                                Group     Group      Fuel     Other     Items     Consolidated
----------------------------------------------------------------------------------------------
Customer net revenues          $190,540  $338,565  $252,901  $    677  $       -    $  782,683
Intersegment net revenues       197,760         -    19,784         -   (217,544)            -
----------------------------------------------------------------------------------------------
Total net revenues             $388,300  $338,565  $272,685  $    677  $(217,544)   $  782,683
----------------------------------------------------------------------------------------------
Operating income (loss)        $ 51,323  $  3,790  $  8,549  $(23,878) $  (2,387)   $   37,397
Interest expense                                                                       (23,417)
Interest income                                                                          2,476
----------------------------------------------------------------------------------------------
Earnings before income taxes                                                        $   16,456
----------------------------------------------------------------------------------------------
Depreciation and amortization  $ 15,615  $  9,270  $  2,273  $  3,971  $       -    $   31,129
Total assets                   $252,356  $146,110  $ 79,731  $ 68,602  $       -    $  546,799
Capital expenditures           $  8,419  $ 33,235  $  1,984  $  2,723  $       -    $   46,361

                               As of and for the Year Ended December 31, 1998    (In thousands)
-----------------------------------------------------------------------------------------------
                               Refining   Retail   Phoenix           Reconciling
                                Group     Group      Fuel     Other     Items     Consolidated
----------------------------------------------------------------------------------------------
Customer net revenues          $181,033  $271,775  $189,168  $    528  $       -    $  642,504
Intersegment net revenues       131,599     1,876     7,343         -   (140,818)            -
----------------------------------------------------------------------------------------------
Total net revenues             $312,632  $273,651  $196,511  $    528  $(140,818)   $  642,504
----------------------------------------------------------------------------------------------
Operating income (loss)        $ 24,995  $ 11,774  $  4,780  $(21,642) $       -    $   19,907
Interest expense                                                                       (25,464)
Interest income                                                                          1,831
----------------------------------------------------------------------------------------------
Loss before income taxes                                                            $   (3,726)
----------------------------------------------------------------------------------------------
Depreciation and amortization  $ 14,305  $  9,298  $  1,976  $  3,587  $       -    $   29,166
Total assets                   $241,898  $123,086  $ 64,315  $ 98,115  $       -    $  527,414
Capital expenditures           $ 40,763  $ 16,325  $  2,180  $    934  $       -    $   60,202

NOTE 3-ACQUISITIONS AND DISPOSITIONS:

     In December 1998, the Company and FFCA Capital Holding Corporation ("FFCA") completed a sale-leaseback transaction. Under the terms of the Sale and Lease Agreement (the "Agreement"), FFCA purchased 83 service station/convenience stores from the Company for approximately $51,800,000. The Company in turn leased the 83 service station/convenience stores back from FFCA under an operating lease arrangement with an initial term of 15 years and three separate options to continue the lease for successive periods of five years. In the second half of 1999, the Company reacquired 24 of the service station/convenience stores for approximately $13,711,000, which was the original selling price of these properties. The original total base rent payments under the FFCA sale-leaseback transaction, which included scheduled increases of six percent on the second anniversary of the Agreement and every second anniversary thereafter, on a compounded basis, during the initial lease term and any extension thereof, have been adjusted downward to reflect the repurchase of the 24 service station/convenience stores. The total amount of the remaining base rent payments at December 31, 2000 of approximately $60,442,000 is being charged to expense on the straight-line method over the remaining 13-year term of the lease at the rate of approximately $4,524,000 per year. At December 31, 2000 and 1999, the Company had recorded a deferred credit of approximately $1,628,000 and $837,000, respectively, to reflect the excess of rent expense over cash payments made. This deferred credit is included in "Other Liabilities and Deferred Income" in the Company's Consolidated Balance Sheet at December 31, 2000 and 1999. The Company has a right of first refusal to acquire the leased assets upon an offer to purchase the assets by a third party. Net proceeds to the Company from the original 1998 sale-leaseback transaction, after expenses, were approximately $50,124,000. The Company had recorded a gain of approximately $5,650,000 on the original transaction, which was deferred and was being amortized over the initial lease period of 15 years. As a result of the reacquisition, the reacquired assets were recorded at $9,209,000, which approximated the net book value of the assets at the time of the original sale, and the deferred gain was reduced by approximately $4,502,000. The remaining gain will be amortized over the remaining lease period of 13 years. The deferred gain is reflected in "Other Liabilities and Deferred Income" in the Company's Consolidated Balance Sheets at December 31, 2000 and 1999.

     In accordance with the Indentures supporting the Company's $150,000,000 of 9% senior subordinated notes (the "9% Notes") and $100,000,000 of 9 3/4% senior subordinated notes (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"), the Company was required to use the net proceeds from the FFCA sale-leaseback transaction described above, less $10,000,000, to either make a permanent reduction in senior indebtedness (as defined in the respective Indentures), or make an investment in capital assets used in the Company's principal business (as defined in the respective Indentures) before certain time periods expired. Prior to the expiration dates, the Company used a sufficient portion of the net proceeds from the FFCA transaction to invest in capital assets and to reduce senior indebtedness and is not required to offer to repurchase the Notes.

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

     In October 1995, the Company completed the purchase of the Bloomfield refinery along with related pipeline and transportation assets for $55,000,000 from Gary-Williams Energy Co. and its wholly-owned subsidiary, Bloomfield Refining Company ("BRC"). The purchase agreement provided for potential contingent payments to be made to BRC over approximately six years from the acquisition date of approximately $35,000,000, not to exceed a net present value of $25,000,000 as of October 1995, should certain criteria be met. These contingent payments are considered to be additional purchase price and are allocated to the assets acquired in the same proportions as the original purchase price was allocated, not to exceed the estimated current replacement cost, and amortized over the estimated remaining life of the assets. For 2000, the Company accrued $5,200,000 in accordance with the purchase agreement relating to 2000 operations. This amount will be paid in 2001 and represents the final amount due under the purchase agreement. For 1999, the Company paid approximately $5,250,000 and had accrued an additional $5,442,000 at December 31, 1999, relating to 1999 operations. At December 31, 1998 the Company had accrued $2,039,000 relating to 1998 operations. In addition, the Company accrued $2,250,000 in 1996 relating to certain environmental obligations assumed in the purchase, which amount was also considered to be additional purchase price.

NOTE 4-EARNINGS PER SHARE:

     The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for earnings (loss) as required by SFAS No. 128:

                                                                      Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                            2000                               1999                               1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                       Per                                 Per                                 Per
                              Earnings     Shares     Share    Earnings        Shares     Share       Loss         Shares     Share
                            (Numerator) (Denominator) Amount  (Numerator)  (Denominator)  Amount   (Numerator) (Denominator)  Amount
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common
  share - basic:
  Earnings (loss)           $7,289,000   9,214,470    $0.79   $10,778,000   10,678,773   $1.01    $(2,217,000)  10,950,991   $(0.20)
  Effect of dilutive
    stock options                            8,950                              40,084                                   *
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common
  share - assuming dilution:
  Earnings (loss)           $7,289,000   9,223,420    $0.79   $10,778,000   10,718,857   $1.01    $(2,217,000)  10,950,991   $(0.20)
===================================================================================================================================
*The additional shares would be antidilutive due to the net loss.

     There were no transactions subsequent to December 31, 2000, that if the transactions had occurred before December 31, 2000, would materially change the number of common shares or potential common shares outstanding as of December 31, 2000.

NOTE 5-RELATED PARTY TRANSACTIONS:

     During the year ended December 31, 1998, the Company loaned $4,000,000 to its Chairman and Chief Executive Officer ("CCEO"), which was increased to $5,000,000 later in the year. The loan was originally evidenced by an unsecured promissory note bearing interest at prime plus 2% on $4,000,000 from September 17, 1998 through December 22, 1998, and prime plus 3% on $5,000,000 thereafter. An initial interest payment was made on February 28, 1999 for interest due through December 31, 1998. Subsequent interest was due and payable semi-annually on June 30 and December 31 of each year until February 28, 2001, at which time all outstanding principal and interest was due and payable.

     On March 1, 2000, the terms of the loan were revised so that all principal and interest, including interest that would otherwise have been payable at December 31, 1999, was due and payable on February 28, 2001, and the loan became secured by a pledge, by an entity owned by the CCEO (the "LLC"), of a 49% equity interest in an entity that owns certain real property in north Scottsdale, Arizona (the "Real Property"). On February 28, 2001, the Company's Board of Directors approved a further modification of the terms of the loan, extending the loan's maturity date to March 28, 2001 in recognition of the fact that the Company's purchase of the Jomax Property discussed below had not closed. On March 21, 2001, the Board approved an additional two-year extension of the loan's maturity date, making all principal and interest due and payable on March 28, 2003. This extension was conditioned upon, among other things, the CCEO's payment of all interest due and payable through March 28, 2001. In return for the extension of the loan, the CCEO provided additional security for the loan by pledging all of his equity interest in the LLC.

     The Company is aware of prior liens on the Real Property, as well as on certain of the collateral pledged to the Company, that relate to loans entered into by the LLC. Although the Company currently believes the pledges securing the loan will enable the Company to recover the amounts due and owing from the CCEO under the terms of the loan, should the LLC not continue to service the first lien holder debt when due or should other adverse circumstances arise, a reduction of the ultimate amounts collectable could result.

     As of December 31, 2000 and 1999, accrued interest outstanding under the loan was $809,892 and $270,939, respectively.

     The loan and associated accrued interest is included in "Other Assets" in the Company's Consolidated Balance Sheets at December 31, 2000 and 1999.

     On January 25, 2001, the Board accepted an offer from the CCEO, on behalf of a trust of which the CCEO is the beneficiary, to sell a parcel of land (the "Jomax Property") to the Company, or to a company affiliated with the Company, for the lesser of $5,000,000 or the Jomax Property's appraised value. The Jomax Property was subsequently sold to the Company for $5,000,000. A portion of the proceeds from the sale were used by the CCEO to pay all interest due and payable on March 28, 2001 under the terms of the Company's outstanding loan to the CCEO, which is described above. The trust has an option, exercisable for a period of two years, to repurchase the property at the greater of the amount paid by the Company to purchase the property and the property's appraised value. The trust also has a right of first refusal, exercisable for a period of two years, to repurchase the property on the same terms as contained in a bona fide offer from a bona fide purchaser. This right must be exercised by the trust within three business days after receipt of written notice of the offer from the Company.

     During 2000, the Company repurchased 129,466 shares of its common stock under its stock repurchase program from its CCEO for approximately $897,000 or $6.93 per share, which was the approximate average of the low price of the Company's common stock on the dates of the Board of Directors resolutions authorizing the transactions. All of the repurchased shares are treated as treasury shares. In addition, the Company's Board of Directors authorized the purchase of artwork from the CCEO for display at the Company's headquarters building. The artwork was purchased at its appraised value of approximately $450,000. A substantial portion of the artwork had been displayed in the Company's corporate office for up to ten years without charge to the Company. The Company is in the process of purchasing additional artwork from its CCEO for display in the corporate headquarters building. The proceeds of that transaction will be used by the CCEO to pay balances due on certain amounts owed to Giant Arizona by the CCEO and by entities controlled by the CCEO. The artwork will be purchased at its appraised value, which the Company anticipates will be approximately $165,000.

     During 1999, the Company repurchased 440,000 shares of its common stock under its stock repurchase program from its CCEO for $4,950,000 or $11.25 per share. The per share price paid for the shares was at a discount to the then current fair market value. The repurchased shares are treated as treasury shares.

     All of the foregoing transactions were reviewed and approved by the Company's Board of Directors.

NOTE 6-INVENTORIES:

Inventories consist of the following:

                                                             DECEMBER 31,
----------------------------------------------------------------------------
(IN THOUSANDS)                                            2000        1999
----------------------------------------------------------------------------
First-in, first-out ("FIFO") method:
  Crude oil                                             $17,420     $11,550
  Refined products                                       24,679      26,632
  Refinery and shop supplies                             10,829      10,502
  Merchandise                                             3,882       4,897
Retail method:
  Merchandise                                             8,737       8,809
----------------------------------------------------------------------------
    Subtotal                                             65,547      62,390
Adjustment for last-in, first-out ("LIFO") method        (8,940)     (4,150)
----------------------------------------------------------------------------
    Total                                               $56,607     $58,240
============================================================================

     The portion of inventories valued on a LIFO basis totaled $28,319,000 and $32,435,000 at December 31, 2000 and 1999, respectively. The data in the following paragraph will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at December 31, 2000, 1999 and 1998, net earnings and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998 would have been higher (lower) by $2,935,000 and $0.32, $4,408,000 and $0.41, and $(1,205,000) and $(0.11),
respectively.

     For the year 2000, certain lower cost Phoenix Fuel LIFO inventory layers were liquidated resulting in an increase in 2000 earnings of approximately $1,042,000 or $0.11 per share.

     For the year 1999, certain higher cost refinery LIFO inventory layers were liquidated resulting in a reduction of 1999 earnings of approximately $1,531,000 or $0.14 per share.

NOTE 7-PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, at cost, consist of the following:

                                                             DECEMBER 31,
----------------------------------------------------------------------------
(IN THOUSANDS)                                            2000         1999
----------------------------------------------------------------------------
Land and improvements                                  $  31,681   $  30,722
Buildings and improvements                               123,941     113,469
Machinery and equipment                                  291,250     271,045
Pipelines                                                 10,761      10,195
Furniture and fixtures                                    25,822      25,577
Vehicles                                                   8,503       8,774
Construction in progress                                  16,426      25,399
----------------------------------------------------------------------------
  Subtotal                                               508,384     485,181
Accumulated depreciation and amortization               (192,234)   (161,983)
----------------------------------------------------------------------------
  Total                                                $ 316,150   $ 323,198
============================================================================
</TABLE

NOTE 8-ACCRUED EXPENSES:

Accrued expenses are comprised of the following:


                                                             DECEMBER 31,
----------------------------------------------------------------------------
(IN THOUSANDS)                                            2000         1999
----------------------------------------------------------------------------
Excise taxes                                             $13,787     $16,452
Bloomfield refinery acquisition contingent payment         5,200       5,442
Payroll and related costs                                  7,320       6,446
Bonus, profit sharing and retirement plans                 3,162       4,867
Interest                                                   5,719       5,704
Other                                                      8,828       6,547
----------------------------------------------------------------------------
  Total                                                  $44,016     $45,458
============================================================================

NOTE 9-LONG-TERM DEBT:

Long-term debt consists of the following:

                                                             DECEMBER 31,
----------------------------------------------------------------------------
(IN THOUSANDS)                                            2000        1999
----------------------------------------------------------------------------
9% senior subordinated notes, due 2007,
  interest payable semi-annually                        $150,000    $150,000
9 3/4% senior subordinated notes, due 2003,
  interest payable semi-annually                         100,000     100,000
Capital lease obligations, 11.3%, due through
  2007, interest payable monthly                           7,917       8,073
Other                                                        305         496
----------------------------------------------------------------------------
   Subtotal                                              258,222     258,569
Less current portion                                        (213)       (297)
----------------------------------------------------------------------------
Total                                                   $258,009    $258,272
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

     The Indentures supporting the Notes contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, to incur or guarantee debt, to pay dividends, to repurchase shares of the Company's common stock, to sell certain assets or subsidiary stock, to engage in certain mergers, to engage in certain transactions with affiliates or to alter the Company's current line of business. In addition, subject to certain conditions, the Company is obligated to offer to purchase a portion of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, the Company would be required to offer to purchase all of the Notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At December 31, 2000, retained earnings available for dividends under the most restrictive terms of the Indentures were approximately $2,900,000. At December 31, 2000, the Company was in compliance with the restrictive covenants relating to the Notes.

     On December 23, 1998, the Company entered into a $65,000,000 secured Credit Agreement (the "Credit Agreement") that expires December 23, 2001, with Bank of America National Trust and Savings Association, Union Bank of California, N.A. and Bank One, Arizona, N.A. This Credit Agreement, a revolving loan agreement, is primarily a working capital and letter of credit facility and is secured by eligible accounts receivable and inventories as defined in the Credit Agreement. The Credit Agreement allows the Company to borrow up to $9,000,000 to exercise its purchase rights in connection with certain service station/convenience stores that are currently subject to capital lease obligations, and up to $10,000,000 for other acquisitions as defined in the Credit Agreement. The availability of funds under this facility is the lesser of (i) $65,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At December 31, 2000, the availability of funds under the Credit Agreement was $65,000,000. There were no direct borrowings outstanding under this facility at December 31, 2000, and there were approximately $2,347,000 of irrevocable letters of credit outstanding, primarily to secure purchases of raw materials.

     The interest rate applicable to the Credit Agreement is tied to various short-term indices. At December 31, 2000, this rate was approximately 7 1/4% per annum. The Company is required to pay a quarterly commitment fee ranging from 0.325% to 0.500% per annum of the unused amount of the facility. The exact rate depends on meeting certain conditions in the Credit Agreement.

     The Credit Agreement contains certain restrictive covenants which require the Company to, among other things, maintain a minimum consolidated net worth, a minimum interest coverage ratio, and a maximum capitalization ratio. It also places limits on investments, dispositions of assets, prepayments of senior subordinated debt, guarantees, liens and restricted payments. At December 31, 2000, the Company was in compliance with the Credit Agreement's restrictive covenants. The Credit Agreement is guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries.

     The Company is currently in discussions with a group of banks to replace the current secured Credit Agreement.

     In 1997, as part of the acquisition of certain service station/convenience stores, the Company leased 64 service station/convenience stores for a period of 10 years with options to purchase the assets during the ten-year period for approximately $22,904,000. During 1998, the Company purchased 54 of these retail service station/convenience stores for approximately $14,669,000 and one additional store was purchased in 1999 for $162,000 and one in 2000 for $156,000. The remaining eight stores continue to be leased under the original terms and the Company intends to purchase them pursuant to options to purchase during the remaining lease period for approximately $7,917,000, of which $2,000,000 has been paid in advance and is recorded in "Other Assets" in the Company's Consolidated Balance Sheet. The remaining lease obligations of $7,917,000 are being accounted for as capital leases and require annual lease payments of approximately $895,000, all of which are recorded as interest expense. Assets associated with these lease obligations of approximately $8,443,000 are included in property, plant and equipment. Accumulated depreciation as of December 31, 2000 of approximately $2,612,000 is related to these assets. Assets of $643,000, primarily liquor licenses, are included in other assets.

     Aggregate annual maturities of long-term debt as of December 31, 2000 are: 2001 - $213,000; 2002 - $45,000; 2003 - $100,030,000; 2004 - $17,000;
2005 - $0; and all years thereafter - $157,917,000.

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

     The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                  DECEMBER 31,
---------------------------------------------------------------------------
(IN THOUSANDS)                          2000                   1999
---------------------------------------------------------------------------
                                CARRYING  ESTIMATED    CARRYING  ESTIMATED
                                 AMOUNT   FAIR VALUE    AMOUNT   FAIR VALUE
---------------------------------------------------------------------------
Balance Sheet - Financial
  Instruments:
    Fixed rate long-term debt   $250,305   $229,256    $250,496   $236,686

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

     The Company also has a long-term note receivable with a related party which, due to its terms and interest rate, has a carrying value that approximates fair value.

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

     At December 31, 2000, the Company had no hedging transactions in place. At December 31, 1999, the Company's hedging activities had futures contracts maturing in 2000 covering 50,000 barrels of heating oil and 38,000 barrels of crude oil. The crude oil futures contracts qualified as hedges and the gains or losses resulting from market changes were substantially offset by losses or gains on the Company's hedging contracts. Gains and losses on hedging contracts are deferred and reported as a component of the related transaction. Net deferred losses for the Company's petroleum hedging activities were approximately $331,000 at December 31, 1999.

     Gains and losses from market changes on contracts not qualifying for hedge accounting are recognized immediately in operations. For 2000, 1999 and 1998 the Company incurred losses of $(471,000), $(306,000) and $(896,000), respectively, related to these activities.

     The Company is exposed to loss in the event of nonperformance by the other parties to these contracts. The Company does not anticipate, however, nonperformance by the counterparties.

     See Note 1 - Description of Business and Significant Accounting Policies under the captions "Derivatives" and "New Accounting Pronouncements" for a discussion of the Company's policies and new accounting and reporting obligations effective January 1, 2001 regarding hedging activities and speculative trading activities.

NOTE 11-INCOME TAXES:

     The provision (benefit) for income taxes is comprised of the following:

                                                    YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------
(IN THOUSANDS)                                   2000        1999        1998
------------------------------------------------------------------------------
Current:    Federal                            $4,292      $  532      $ 1,406
            State                                 188          14            5
Deferred:   Federal                              (628)      3,412       (2,787)
            State                                 196       1,720         (133)
------------------------------------------------------------------------------
                                               $4,048      $5,678      $(1,509)
==============================================================================

     Income taxes paid in 2000, 1999 and 1998 were $4,060,000, $2,099,000 and
$1,468,000, respectively.

     A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows:

                                                    YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------
(IN THOUSANDS)                                   2000        1999        1998
------------------------------------------------------------------------------
Income taxes at the statutory
  U.S. federal income tax rate of 35%          $3,968      $5,760      $(1,304)
Increase (decrease) in taxes resulting from:
  State taxes, net                                301         795         (135)
  Resolution of tax matters                         -        (320)           -
  Nonconventional fuel credits, net              (249)          -            -
  General business credits, net                     -        (205)        (182)
  Other, net                                       28        (352)         112
------------------------------------------------------------------------------
                                               $4,048      $5,678      $(1,509)
==============================================================================

     Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes, as well as available tax credit carryforwards. The tax effected temporary differences and credit carryforwards which comprise deferred taxes are as follows:

                                  DECEMBER 31, 2000                DECEMBER 31, 1999
-----------------------------------------------------------------------------------------
(IN THOUSANDS)               ASSETS  LIABILITIES  TOTAL     ASSETS   LIABILITIES   TOTAL
-----------------------------------------------------------------------------------------
Nondeductible accruals for
  uncollectible receivables  $    70  $      -   $     70   $   163   $     -   $    163
Insurance accruals               627         -        627       494         -        494
Insurance settlements            902         -        902       649         -        649
Contribution carryover             -         -          -       154         -        154
Other reserves                 1,246         -      1,246     1,043         -      1,043
Inventory costs capitalized
  for income tax purposes        (92)        -        (92)      159         -        159
Nondeductible accrual for
  lower of cost or market
  adjustment to inventory          -         -          -        40         -         40
-----------------------------------------------------------------------------------------
    Total current              2,753         -      2,753     2,702         -      2,702
-----------------------------------------------------------------------------------------
Other nondeductible accruals     980      (195)       785     1,080      (292)       788
Accelerated plant costs            -      (135)      (135)        -      (539)      (539)
Deferred lease payments          645         -        645       317         -        317
Accelerated depreciation           -   (42,734)   (42,734)        -   (41,756)   (41,756)
Other                              -      (665)      (665)        -      (703)      (703)
Tax credit carryforwards      14,483         -     14,483    13,891         -     13,891
-----------------------------------------------------------------------------------------
    Total noncurrent          16,108   (43,729)   (27,621)   15,288   (43,290)   (28,002)
-----------------------------------------------------------------------------------------
Total                        $18,861  $(43,729)  $(24,868)  $17,990  $(43,290)  $(25,300)
=========================================================================================

     At December 31, 2000, the Company had an alternative minimum tax credit carryforward of approximately $10,708,000 available to offset future income taxes payable to the extent regular income taxes payable exceeds alternative minimum taxes payable. Alternative minimum tax credits can be carried forward indefinitely. At December 31, 2000, the Company also had approximately $168,000 in state tax credit carryforwards and $77,000 of state capital loss carryforwards available.

     At December 31, 2000, the Company had approximately $3,530,000 of general business credits available to offset future regular taxes payable. Pursuant to Federal income tax law, these carryover credits must be used before any alternative minimum tax credit carryforward can be used. Of the total general business credits available, $533,000 will expire in 2008, $1,341,000 will expire in 2009, $1,154,000 will expire in 2010, $98,000 will expire in 2011, $89,000 will expire in 2012, $155,000 will expire in 2014 and $160,000 will expire in 2015.

NOTE 12-EMPLOYEE STOCK OWNERSHIP AND 401(k) PLANS:

     The Company and its subsidiaries have an Employee Stock Ownership Plan ("ESOP") which is a noncontributory defined contribution plan established primarily to acquire shares of the Company's common stock for the benefit of all eligible employees. At December 31, 2000 and 1999, the ESOP's assets included 1,187,897 and 1,339,932 shares of the Company's common stock, respectively. All of these shares have been allocated or will be allocated to the participants' accounts effective as of December 31, 2000. In addition to investments in the Company's common stock, the ESOP is invested in a balanced mutual fund. Contributions to the ESOP are made at the discretion of the Company's Board of Directors. The Company made contributions of $825,000, $3,000,000, and $0 to the ESOP for 2000, 1999 and 1998, respectively. Allocations to participant accounts are made on a formula based on the ratio that each participant's compensation, during the plan year, bears to the compensation of all such participants. The Company treats all ESOP shares as outstanding for earnings per share purposes.

     The Company has a 401(k) retirement plan for its employees who meet plan eligibility requirements. The Company matches the employee's contributions at a rate of 50% up to a maximum of 6% of the employee's annual compensation, subject to a per participant maximum contribution amount. For the years ended December 31, 2000, 1999, and 1998, the Company expensed $1,415,000, $1,388,000, and $1,300,000, respectively, for matching contributions under this plan.

     In order to reduce costs and simplify reporting and accounting obligations, the Company's ESOP and 401(k) retirement plans were merged effective December 31, 2000. The Company anticipates that the ESOP's assets will be transferred into the 401(k) in the second quarter of 2001.

NOTE 13-STOCK INCENTIVE PLANS:

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

     The total number of shares available for grant under the 1998 Plan during 1998 was 440,000 shares. Thereafter, commencing January 1, 1999 and continuing through the term of the plan, 2% of the total number of common shares outstanding as of the first day of each calendar year are available for grant, which amount was 206,070 shares for 2000 and was 216,775 shares for 1999, subject to a 400,000 share annual limitation on the number of common shares available for the grant of options that are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code. Common shares available for grant in any particular calendar year that are not, in fact, granted in such year cannot be added to the common shares available for grant in any subsequent calendar year.

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

     No grants were made under the 1998 Plan in 2000.

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

     Under the Company's 1989 Stock Incentive Plan (the "1989 Plan"), 500,000 shares of the Company's common stock were authorized to be issued to deserving employees in the form of options and/or restricted stock. At December 31, 2000, there were 20,000 shares available for future grants under the 1989 Plan.

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

     No grants were made under the 1989 Plan in 2000.

     The following summarizes stock option transactions under the 1989 and 1998 Plans:


OPTIONS OUTSTANDING AT                SHARES      WEIGHTED AVERAGE EXERCISE PRICE
---------------------------------------------------------------------------------
January 1, 1998                       256,007                 $ 8.40
   Granted                            177,401                   9.34
   Forfeited                           (2,000)                  5.25
                                     --------
December 31, 1998                     431,408                   8.80
   Granted                            100,000                  15.25
   Exercised                         (120,857)                  8.86
                                     --------
December 31, 1999                     410,551                  10.36
   Exercised                          (16,500)                  6.61
   Forfeited                          (15,000)                 14.88
   Expired                             (5,000)                 10.50
                                     --------
December 31, 2000                     374,051                 $10.34
                                     ========
Options exercisable at December 31:
   2000                               298,251                 $10.07
   1999                               252,285                   9.80
   1998                               254,007                   8.43

     The following summarizes information about stock options outstanding under the 1989 and 1998 Plans at December 31, 2000:

          Options Outstanding                     Options Exercisable
--------------------------------------------------------------------------
                                  Weighted
   Weighted                       Average                      Weighted
   Average         Number        Remaining        Number       Average
Exercise Price  Outstanding  Contractual Life  Exercisable  Exercise Price
--------------------------------------------------------------------------
     $10.63         26,000        0.2 Years        26,000       $10.63
       5.25         17,900        1.3 Years        17,900         5.25
       7.75         62,750        2.3 Years        62,750         7.75
      15.25        100,000        7.1 Years        80,000        14.44
       8.88        167,401        8.0 Years       111,601         8.88
                   -------                        -------
     $10.34        374,051        5.9 Years       298,251       $10.07
                   =======                        =======

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock Based Compensation." The Company has determined that it will not change to the fair value method prescribed in the Statement and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock based compensation.

     The Company has adopted the disclosure-only provisions of SFAS No. 123. If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards granted in 1999 and 1998, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share for the year ended December 31, 1999, would have decreased by approximately $497,000 and $0.05 per share and the Company's net loss and loss per share for the year ended December 31, 1998, would have increased approximately $33,000 and $0.003 per share.

     The pro forma effects of applying SFAS No. 123 in this disclosure are not necessarily indicative of future amounts.

     The estimated weighted average fair values of options granted during 1999 and 1998 were $9.14 and $5.40 per share, respectively, and were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

------------------------------------------------------------
                                              1999     1998
------------------------------------------------------------
Expected life in years                          8        7
Risk-free interest rate                       6.5%       6%
Volatility                                     45%      38%
Dividend Yield                                   -     1.2%

NOTE 14-INTEREST, OPERATING LEASES AND RENT EXPENSE:

     Interest paid and capitalized for 2000 was $24,458,000 and $62,000, for 1999 was $24,176,000 and $183,000 and for 1998 was $25,358,000 and $373,000,
respectively.

     As discussed in Note 3, on December 31, 1998, the Company and FFCA completed a sale-leaseback transaction. Under the terms of the Agreement, FFCA purchased 83 service station/convenience stores from the Company and the Company in turn leased the 83 service station/convenience stores back from FFCA under an operating lease arrangement with an initial term of 15 years and three separate options to continue the lease for successive periods of five years. In the second half of 1999, the Company reacquired 24 of the service station/convenience stores.

     The Company is committed to annual minimum rentals under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2000 as follows:

(In thousands)          Land, building, machinery and equipment leases
----------------------------------------------------------------------
2001                                       $ 8,277
2002                                         7,532
2003                                         6,687
2004                                         6,052
2005                                         5,789
2006-2013                                   46,860
----------------------------------------------------------------------
Total minimum payments required            $81,197
======================================================================

     Total rent expense was $11,017,000, $12,134,000, and $5,624,000 for
2000, 1999 and 1998, respectively.

NOTE 15-COMMITMENTS AND CONTINGENCIES:

     Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company's business, including those matters described below, are pending against the Company and certain of its subsidiaries. Certain of these matters involve or may involve significant claims for compensatory, punitive or other damages. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at December 31, 2000, that may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company's recorded accruals should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of these matters could result in a material adverse effect on the Company's results of operations for a particular reporting period.

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

     The Company received a Notice of Violation ("NOV") in 1993 from the New Mexico Environment Department ("NMED"), alleging that the Company failed to comply with certain notification requirements contained in one of the permits applicable to the Ciniza refinery's land treatment facility. The Company subsequently reached agreement with NMED for the closure of the land treatment facility, and NMED has issued a post-closure care permit for the facility. The Company anticipates incurring closure and post-closure expenses in the approximate amount of $265,000 over a 30-year period.

     The Company has received a NOV from NMED, dated July 18, 2000, in connection with its Bloomfield refinery. The NOV alleges that the Company violated air quality regulations at the refinery, as well as a condition of an air quality permit. The NOV represents that the NMED is willing to settle this matter for approximately $146,000. The Company has contested the NOV.

     On October 1, 1999, the State of New Mexico (the "State") filed a lawsuit in the United States District Court for the District of New Mexico, and a separate lawsuit in the Second Judicial District Court, County of Bernalillo, State of New Mexico, against numerous entities, including General Electric Company, ACF Industries, Inc., Chevron Corporation, Texaco Refining and Marketing, Inc., Phillips Petroleum Company, Ultramar Diamond Shamrock Corporation, the United States Department of Energy, the United States Department of Defense, the United States Air Force and the Company. The lawsuits relate to alleged releases of pollutants at the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") South Valley Superfund Site in Albuquerque, New Mexico (the "South Valley Superfund Site"). The South Valley Superfund Site includes contamination that allegedly originated from a number of facilities, including a GE Aircraft Engines/U.S. Air Force facility and a petroleum products terminal (the "Albuquerque Terminal") that was acquired by the Company in 1995 from Texaco Refining and Marketing, Inc. ("Texaco"). The lawsuits allege that the defendants released or threatened to release hazardous substances into the environment, causing injury to surface water, groundwater and soil at the South Valley Superfund Site, which are natural resources of the State.

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

     Although neither complaint states the amount of damages being sought by the State, a preliminary assessment report on alleged damages to natural resources, dated December 1998, issued by the New Mexico Office of the Natural Resources Trustee estimated these damages at $260,000,000. Liability for natural resource damages under CERCLA is joint and several such that a responsible party may be liable for all natural resource damages at a site even though it was responsible for only a small part of such damages.

     Texaco agreed to defend, indemnify, reimburse and hold the Company harmless from and against all claims and damages arising from, or caused by, pre-closing contamination at the Albuquerque Terminal. Texaco has acknowledged this obligation, subject to any evidence that alleged releases resulted from the Company's operations. In the first quarter of 2001, the State filed an amended complaint in the CERCLA and state court actions in which it alleges what it contends are releases by the Company during its ownership and operation of the Albuquerque Terminal. The Company intends to deny that it has had any releases that have contributed to soil and groundwater contamination at the South Valley Superfund Site. The Company believes that any environmental damages associated with the South Valley Superfund Site relate to releases that predate the Company's acquisition of the Albuquerque Terminal and, accordingly, does not believe that it needs to record a liability in connection with the two lawsuits.

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

     BLM made a proposed plan of action for the Landfill available to the public in 1996. Remediation alternatives examined by BLM in connection with the development of its proposed plan ranged in projected cost from no cost to approximately $14,500,000. BLM proposed the adoption of a remedial action alternative that it believes would cost approximately $3,900,000 to implement. BLM's $3,900,000 cost estimate is based on certain assumptions that may or may not prove to be correct and is contingent on confirmation that the remedial actions, once implemented, are adequately addressing Landfill contamination. For example, if assumptions regarding groundwater mobility and contamination levels are incorrect, BLM is proposing to take additional remedial actions with an estimated cost of approximately $1,800,000.

     BLM has received public comment on its proposed plan. The final remedy for the site, however, has not yet been selected. Although the Company was given reason to believe that a final remedy would be selected in 2000, that selection did not occur. The Company has had no further indication regarding when the final remedy selection will be made. In 1989, a consultant to the Company estimated, based on various assumptions, that the Company's share of potential liability could be approximately $1,200,000. This figure was based upon estimated Landfill remediation costs significantly higher than those being proposed by BLM. The figure also was based on the consultant's evaluation of such factors as available clean-up technology, BLM's involvement at the site and the number of other entities that may have had involvement at the site, but did not include an analysis of all of the Company's potential legal defenses and arguments, including possible setoff rights.

     Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs at a site even though the party was responsible for only a small part of such costs. Although it is possible that the Company may ultimately incur liability for clean-up costs associated with the Landfill, a reasonable estimate of the amount of this liability, if any, cannot be made at this time because, among other reasons, the final site remedy has not been selected, a number of entities had involvement at the site, allocation of responsibility among potentially responsible parties has not yet been made, and potentially applicable factual and legal issues have not been resolved. Based on current information, the Company does not believe that it needs to record a liability in relation to BLM's proposed plan.

     BLM may assert claims against the Company and others for reimbursement of investigative, cleanup and other costs incurred by BLM in connection with the Landfill and surrounding areas. It also is possible that the Company will assert claims against BLM in connection with contamination that may be originating from the Landfill. Private parties and other governmental entities also may assert claims against BLM, the Company and others for property damage, personal injury and other damages allegedly arising out of any contamination originating from the Landfill and the Farmington property. Parties also may request judicial determination of their rights and responsibilities, and the rights and responsibilities of others, in connection with the Landfill and the Farmington property. Currently, however, there is no outstanding litigation against the Company by BLM or any other party.

     In connection with the acquisition of the Bloomfield refinery, the Company assumed certain environmental obligations including Bloomfield Refining Company's ("BRC") obligations under an administrative order issued by EPA in 1992 pursuant to the Resource Conservation and Recovery Act (the "Order"). The Order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. In 2000, OCD approved the groundwater discharge permit for the refinery, which included an abatement plan that addressed the Company's environmental obligations under the Order. The abatement plan reflects new information relating to the site as well as remediation methods that were originally not contemplated in connection with the Order. The Company has asked EPA to accept the measures specified in the abatement plan as the appropriate corrective action remedy under the Order and has further requested that EPA delegate its corrective action oversight authority to the State of New Mexico. Adoption of the abatement plan as the appropriate corrective action remedy would significantly reduce the Company's corrective action costs. The Company estimates that remediation expenses associated with the abatement plan will be in the range of approximately $50,000 to $100,000, and will be incurred over a period of approximately 30 years. If the Company's requests are not granted, the Company estimates that remaining remediation expenses could range as high as $1,000,000. Accordingly, the Company has reduced the remaining $1,500,000 reserve accrued in connection with this matter to approximately $1,000,000. If the requests are granted, the Company anticipates that the reserve will be further reduced.

     The Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank (the "Tank") that was located in Bloomfield, New Mexico. The Company believes that all or a portion of the Tank and the 5.5 acres owned by the Company on which the Tank was located may have been a part of a refinery, owned by various other parties, that, to the Company's knowledge, ceased operations in the early 1960s. The Company submitted a work plan to define the extent of petroleum contamination in the soil and groundwater, which was approved by OCD subject to certain conditions. One of the conditions required the Company to submit a comprehensive report on all site investigations to OCD by January 14, 2000. The Company filed the required report on January 13, 2000. Based upon the report, it appears possible that contaminated groundwater is contained within the property boundaries and does not extend offsite. The Company anticipates that OCD will not require remediation of offsite soil based upon the low contaminant levels found there. On May 19, 2000, OCD approved the Company's work plan with certain conditions. In the course of conducting the cleanup approved by OCD, it was discovered that the extent of the contamination was greater than had been anticipated. Accordingly, the Company obtained a 60-day extension to further assess the situation and propose a modified plan. On November 6, 2000, the Company submitted a proposal for a pilot bioventing project to address remaining contamination at the site. The pilot project, if approved, is expected to cost approximately $15,000. The Company previously estimated that cleanup expenses associated with the site would cost $250,000 and an environmental reserve in that amount was created, of which approximately $62,000 remains. Until the pilot project is completed and its effectiveness as a means of site remediation can be evaluated, the Company cannot reasonably estimate remaining remediation costs. Therefore, no change has been made to the amount of the reserve.

     As of December 31, 2000, the Company had an environmental liability accrual of approximately $2,200,000. Approximately $1,900,000 of this accrual is for the following projects: (i) closure of the Ciniza refinery land treatment facility, including post-closure expenses, (ii) the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of the Company's inactive Farmington refinery, (iii) environmental obligations assumed in connection with the acquisition of the Bloomfield refinery, and
(iv) hydrocarbon contamination on and adjacent to the 5.5 acres that the Company owns in Bloomfield, New Mexico. The remaining amount of the accrual relates to the closure of certain solid waste management units at the Ciniza refinery, which is being conducted in accordance with the refinery's Resource Conservation and Recovery Act permit. The accrual balance reflects a reduction in amounts accrued for environmental obligations assumed in connection with the acquisition of the Bloomfield refinery and increases in reserves for other environmental projects. The environmental accrual is recorded in the current and long-term sections of the Company's Consolidated Balance Sheets.

     The Company is subject to audit on an ongoing basis of the various taxes that it pays to federal, state, local and tribal governments. These audits may result in assessments or refunds along with interest and penalties. In some cases the jurisdictional basis of the taxing authority is in dispute and is the subject of litigation or administrative appeals. The Company has received several tax notifications and assessments from the Navajo Tribe relating to Company operations outside the boundaries of the Navajo Indian Reservation in an area of disputed jurisdiction, including a $1,800,000 severance tax assessment (including interest and penalties through the date of the assessment) issued in November 1991, and a $3,400,000 severance tax assessment (including interest and penalties through the date of the assessment) issued in May 1999, both of which relate to crude oil removed from properties located within this area. The latest assessment relates to activities through June 1997. The Company resolved both of these severance tax assessments in the first quarter of 2001 for an amount approximating the reserve that had previously been established by the Company. The Company intends to continue purchasing activities in the area of disputed jurisdiction and may receive further tax assessments in the future relating to these activities subsequent to June 1997. The Company does not believe any such assessments will be significant. The Company may be entitled to reimbursement from certain third party oil lease interest owners in connection with any severance tax amounts paid by the Company that relate to purchases from such interest owners. At this time, however, the Company is unable to predict the success of efforts to recover these amounts. Other nominal tax assessments remain outstanding and the Company is pursuing its appeal rights on those matters. The Company may receive further tax assessments in the future.

NOTE 16-QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                  Year Ended December 31, 2000
--------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                      Quarter
--------------------------------------------------------------------------------------------------
                                                              First    Second    Third    Fourth
--------------------------------------------------------------------------------------------------
Net revenues                                                $225,134  $266,066  $301,213  $281,949
Cost of products sold                                        177,922   210,501   240,792   229,373
--------------------------------------------------------------------------------------------------
Gross margin                                                  47,212    55,565    60,421    52,576
--------------------------------------------------------------------------------------------------
Operating expenses                                            29,525    29,504    31,060    33,524
Depreciation and amortization                                  8,305     8,370     8,650     8,254
Selling, general and administrative expenses                   6,402     6,396     6,652     5,373
Net earnings (loss)                                           (1,632)    3,281     5,015       625
Net earnings (loss) per common share - basic                $  (0.17) $   0.36  $   0.55  $   0.07
Net earnings (loss) per common share - assuming dilution    $  (0.17) $   0.36  $   0.55  $   0.07

                                                                  Year Ended December 31, 1999
--------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                      Quarter
--------------------------------------------------------------------------------------------------
                                                              First    Second    Third    Fourth
--------------------------------------------------------------------------------------------------
Net revenues                                                $149,021  $201,182  $214,503  $217,977
Cost of products sold                                         99,687   137,339   160,064   170,436
--------------------------------------------------------------------------------------------------
Gross margin                                                  49,334    63,843    54,439    47,541
--------------------------------------------------------------------------------------------------
Operating expenses                                            27,084    29,012    28,771    31,211
Depreciation and amortization                                  7,338     7,841     7,487     8,463
Selling, general and administrative expenses                   7,938     7,388     7,296     5,544
Loss on write-off of assets                                        -     1,950         -       437
Net earnings (loss)                                              858     7,405     3,465      (950)
Net earnings (loss) per common share - basic                $   0.08  $   0.68  $   0.32  $  (0.09)
Net earnings (loss) per common share - assuming dilution    $   0.08  $   0.68  $   0.32  $  (0.09)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                  PART III


     Certain information required by Part III is omitted from this Report by virtue of the fact that the Registrant will file with the Securities and Exchange Commission a definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 1, 2001 pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information to be included therein is incorporated herein by reference. The Company expects to disseminate the Proxy Statement to stockholders on or about April 6, 2001.

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

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1)  The following financial statements are included in Item 8:

            (i)   Independent Auditors' Report

            (ii)  Consolidated Balance Sheets - December 31, 2000 and 1999

            (iii) Consolidated Statements of Earnings (Loss) - Years ended
                  December 31, 2000, 1999 and 1998

            (iv) Consolidated Statements of Stockholders' Equity - Years ended December 31, 2000, 1999 and 1998

            (v) Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

            (vi)  Notes to Consolidated Financial Statements

       (2) Financial Statement Schedule. The following financial statement schedule of Giant Industries, Inc. for the years ended December 31, 2000, 1999 and 1998 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Giant Industries, Inc.

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

     Contracts with management and any compensatory plans or arrangements relating to management are as follows:

 EXHIBIT
   NO.                              DESCRIPTION

  10.3 Giant Industries, Inc. 1998 Stock Incentive Plan. Incorporated by reference to Appendix H to the Joint Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4 under the Securities Act of 1933 as filed May 4, 1998, File No. 333-51785.

  10.4 1989 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10398.

  10.5    Amendment No. 1 dated August 14, 1996, to 1989 Stock Incentive
          Plan. Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-10398.

  10.6 ESOP Substitute Excess Deferred Compensation Benefit Plan. Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10398.

  10.31   Employment Agreement dated as of December 11, 1997, between
          James E. Acridge and the Company. Incorporated by reference to
          Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

  10.32 Employment Agreement dated as of December 11, 1997, between Fredric L. Holliger and the Company. Incorporated by reference to
          Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

  10.33   Employment Agreement dated as of December 11, 1997, between
          Morgan Gust and the Company. Incorporated by reference to Exhibit
          10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.
_________________________________

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended December 31, 2000.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GIANT INDUSTRIES, INC.

                              By:  /s/ James E. Acridge
                                 --------------------------------
                                 James E. Acridge
                                 Chairman of the Board, President
                                    and Chief Executive Officer
March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/  James E. Acridge
-------------------------------
James E. Acridge, Chairman of the Board,
President, Chief Executive Officer
and Director

March 30, 2001


/s/  Fredric L. Holliger
-------------------------------
Fredric L. Holliger, Executive Vice President,
Chief Operating Officer and Director

March 30, 2001


/s/  Mark B. Cox
-------------------------------
Mark B. Cox, Vice President, Treasurer,
Financial Officer and Assistant Secretary

March 30, 2001


/s/  Gary R. Dalke
-------------------------------
Gary R. Dalke, Vice President,
Controller, Accounting Officer and
Assistant Secretary

March 30, 2001

/s/  Anthony J. Bernitsky
-------------------------------
Anthony J. Bernitsky, Director

March 30, 2001


/s/  F. Michael Geddes
-------------------------------
F. Michael Geddes, Director

March 30, 2001


/s/  Richard T. Kalen, Jr.
-------------------------------
Richard T. Kalen, Jr., Director

March 30, 2001


/s/  Michael H. K. Starr
-------------------------------
Michael H. K. Starr, Director

March 30, 2001

                       INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Giant Industries, Inc.
Scottsdale, Arizona


     We have audited the consolidated financial statements of Giant Industries, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated March 21, 2001; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 21, 2001

                                                                                  SCHEDULE II
                            GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                               VALUATION AND QUALIFYING ACCOUNTS
                              THREE YEARS ENDED DECEMBER 31, 2000
                                        (IN THOUSANDS)


                                   BALANCE AT     CHARGED
                                   BEGINNING      TO COSTS                      BALANCE AT
                                   OF PERIOD    AND EXPENSES    DEDUCTION(a)   END OF PERIOD
--------------------------------------------------------------------------------------------
Year ended December 31, 2000:
Allowance for doubtful accounts      $ 591         $ 244         $(479)           $ 356
============================================================================================

Year ended December 31, 1999:
Allowance for doubtful accounts      $ 460         $ 501         $(370)           $ 591
============================================================================================

Year ended December 31, 1998:
Allowance for doubtful accounts      $ 464         $ 227         $(231)           $ 460
============================================================================================

(a) Deductions are specific trade accounts determined to be uncollectible.


                              GIANT INDUSTRIES, INC.
                            ANNUAL REPORT ON FORM 10-K
                           YEAR ENDED DECEMBER 31, 2000

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

   3.2 Bylaws of Giant Industries, Inc., a Delaware corporation, as amended September 9, 1999. Incorporated by reference to Exhibit
            3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.

   3.3 Articles of Incorporation of Giant Industries Arizona, Inc., an Arizona corporation ("Giant Arizona") formerly Giant Acquisition Corp. Incorporated by reference to Exhibit 2.1, Annex V to Form S-1.

   3.4 Bylaws of Giant Arizona. Incorporated by reference to Exhibit 2.1, Annex VI to Form S-1.

   3.5 Articles of Incorporation of Ciniza Production Company. Incorporated by reference to Exhibit 3.7 to Form S-3.

   3.6      Bylaws of Ciniza Production Company. Incorporated by reference to
            Exhibit 3.8 to Form S-3.

   3.7 Articles of Incorporation of Giant Stop-N-Go of New Mexico, Inc. Incorporated by reference to Exhibit 3.9 to Form S-3.

   3.8 Bylaws of Giant Stop-N-Go of New Mexico, Inc. Incorporated by reference to Exhibit 3.10 to Form S-3.

   3.9 Articles of Incorporation of Giant Four Corners, Inc. Incorporated by reference to Exhibit 3.11 to Form S-3.

   3.10     Bylaws of Giant Four Corners, Inc. Incorporated by reference to
            Exhibit 3.12 to Form S-3.

   3.11 Articles of Incorporation of Giant Mid-Continent, Inc. Incorporated by reference to Exhibit 3.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-10398.

   3.12     Bylaws of Giant Mid-Continent, Inc. Incorporated by reference to
            Exhibit 3.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-10398.

   3.13 Articles of Incorporation of San Juan Refining Company. Incorporated by reference to Exhibit 3.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-10398.

   3.14     Bylaws of San Juan Refining Company. Incorporated by reference to
            Exhibit 3.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-10398.

   3.15 Articles of Incorporation of Phoenix Fuel Co., Inc. Incorporated by reference to Exhibit 3.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

   3.16 Amended Bylaws of Phoenix Fuel Co., Inc. Incorporated by reference to Exhibit 3.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

   3.17 Articles of Incorporation of DeGuelle Oil Company. Incorporated by reference to Exhibit 3.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

   3.18     Bylaws of DeGuelle Oil Company. Incorporated by reference to
            Exhibit 3.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

   3.19 Articles of Incorporation of Giant Pipeline Company. Incorporated by reference to Exhibit 3.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.

   3.20     Bylaws of Giant Pipeline Company. Incorporated by reference to
            Exhibit 3.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.

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

   10.2 First Amendment dated December 17, 1999 to Credit Agreement dated December 23, 1998, among Giant Industries, Inc., the Financial Institutions parties hereto and Bank of America National Trust and Savings Association, as Administrative Agent and as Letter of Credit Issuing Bank. Incorporated by reference to Exhibit
            10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.

   10.3 Giant Industries, Inc. 1998 Stock Incentive Plan. Incorporated by reference to Appendix H to the Joint Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4 under the Securities Act of 1933 as filed May 4, 1998, File No. 333-51785.

   10.4 1989 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10398.

   10.5 Amendment No. 1 dated August 14, 1996, to 1989 Stock Incentive Plan. Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-10398.

   10.6 ESOP Substitute Excess Deferred Compensation Benefit Plan. Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10398.

   10.7 Agreement for Leasing of Service Station Site dated March 1, 1991, between Giant Arizona and Prime Pinnacle Peak Properties Limited Partnership. Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.

   10.8 First Amendment to Agreement for Leasing of Service Station Site dated March 1, 1991, between Giant Arizona and Prime Pinnacle Peak Properties Limited Partnership. Incorporated by reference to
            Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File 1-10398.

   10.9 Retail Lease dated July 1, 1998, between Pinnacle Citadel LLC ("Landlord") and Giant Industries Arizona, Inc. ("Tenant"). Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

   10.10* Sublease dated September 1, 2000, between Prime Pinnacle Peak Properties, Inc., ("Sublessee") and Giant Industries Arizona, Inc., ("Sublessor").

   10.11 Retail Lease dated July 1, 1998, between Pinnacle Citadel LLC ("Landlord") and Giant Industries Arizona, Inc. ("Tenant"). Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

   10.12 Retail Sublease dated July 1, 1998 between Giant Industries Arizona, Inc. ("Lessor") and Pinnacle Inn at the Citadel LLC ("Tenant"). Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

   10.13 Sale and Lease Agreement dated December 31, 1998, by and among FFCA Capital Holding Corporation ("Buyer") and Giant Industries Arizona, Inc. and Giant Four Corners, Inc. (individually called "Seller" and collectively called "Sellers"). Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

   10.14 Aircraft Lease Purchase Agreement dated as of June 21, 1991, between Metlife Capital Corporation and the Company. Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1991, File No. 1-10398.

   10.15 Agreement dated September 17, 1998, between James E. Acridge ("Borrower") and Giant Industries, Inc. ("Lender"). Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

   10.16 Modification Agreement dated December 23, 1998, to Agreement dated September 17, 1998, between James E. Acridge ("Borrower") and Giant Industries, Inc. ("Lender"). Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

   10.17 Amended and Restated Loan Agreement dated March 20, 2000, between James E. Acridge ("Borrower") and Giant Industries, Inc. ("Lender"). Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.

   10.18* Loan Modification Agreement dated February 28, 2001, by and among James E. Acridge ("Borrower"), Giant Industries, Inc., and Pinnacle Rodeo, L.L.C.

   10.19* First Amendment to Amended and Restated Promissory Note and Loan Modification Agreement dated March 28, 2001, by James E. Acridge and Giant Industries, Inc.

   10.20 Promissory Note for $4,000,000 dated September 17, 1998, from James E. Acridge to Giant Industries, Inc. Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

   10.21 Amended and Restated Promissory Note for $5,000,000 dated December 23, 1998, from James E. Acridge to Giant Industries, Inc. Incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

   10.22 Amended and Restated Promissory Note for $5,000,000 dated March 10, 2000, from James E. Acridge to Giant Industries, Inc. Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.

   10.23 Pledge and Security Agreement dated March 10, 2000 from James E. Acridge and Pinnacle Rodeo, L.L.C., to Giant Industries, Inc. Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.

   10.24* First Amendment dated March 9, 2001, to Pledge and Security Agreement dated March 10, 2000, from James E. Acridge and Pinnacle Rodeo, L.L.C., to Giant Industries, Inc.

   10.25* Pledge and Security Agreement dated March 28, 2001, by James E. Acridge in favor of Giant Industries, Inc.

   10.26* Purchase Agreement dated January 26, 2001 between James E. Acridge, Trustee, for and on behalf of the Acridge Family Trust ("Seller"), and Giant Industries, Inc. ("Buyer").

   10.27* Deed of Trust dated January 26, 2001 by and among James E. Acridge, Trustee, for and on behalf of the Acridge Family Trust ("Trustor"), Giant Industries, Inc. ("Beneficiary"), and First American Title Insurance Company ("Trustee").

   10.28* First Amendment dated February 12, 2001 to Purchase Agreement dated January 26, 2001, between James E. Acridge, Trustee, for and on behalf of the Acridge Family Trust, and Giant Industries, Inc.

   10.29* Second Amendment dated March 1, 2001, to Purchase Agreement dated January 26, 2001, between James E. Acridge, Trustee, for and on behalf of the Acridge Family Trust, and Giant Industries, Inc.

   10.30* Third Amendment dated March 9, 2001, to Purchase Agreement dated January 26, 2001, between James E. Acridge, Trustee, for and on behalf of the Acridge Family Trust, and Giant Industries, Inc.

   10.31    Employment Agreement dated as of December 11, 1997, between James
            E. Acridge and the Company. Incorporated by reference to Exhibit
            10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

   10.32 Employment Agreement dated as of December 11, 1997, between Fredric L. Holliger and the Company. Incorporated by reference to
            Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

   10.33 Employment Agreement dated as of December 11, 1997, between Morgan Gust and the Company. Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

   10.34 Consulting Agreement dated January 1, 1990, between the Company and Kalen and Associates. Incorporated by reference to Exhibit
            10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.

   10.35 Consulting Agreement dated March 12, 1992, between the Company and Geddes and Company. Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1992, File No. 1-10398.

   18.1 Letter regarding change in accounting principles. Incorporated by reference to Exhibit 18.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.

   21.1*    Subsidiaries of the Company.

   23.1* Consent of Deloitte & Touche LLP to incorporate report in previously filed Registration Statements.


*Filed herewith.