Form 10-Q
period 2001-03-31
GIANT INDUSTRIES INC
filed 2001-05-15
CIK 856465

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

                              Yes [X]    No [ ]

Number of Common Shares outstanding at April 30, 2001: 8,948,008 shares.

                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                     INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets March 31, 2001 (Unaudited) and December 31, 2000

          Condensed Consolidated Statements of Earnings (Loss) Three Months Ended March 31, 2001 and 2000 (Unaudited)

          Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2001 and 2000 (Unaudited)

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

SIGNATURE

                                  PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)

                                                 MARCH 31,   DECEMBER 31,
-------------------------------------------------------------------------
                                                   2001         2000
-------------------------------------------------------------------------
                                               (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents                      $  22,210     $  26,618
  Receivables, net                                  60,339        75,547
  Inventories                                       64,916        56,607
  Prepaid expenses and other                         2,902         3,659
  Deferred income taxes                              2,753         2,753
-------------------------------------------------------------------------
    Total current assets                           153,120       165,184
-------------------------------------------------------------------------
Property, plant and equipment                      507,253       508,384
  Less accumulated depreciation and amortization  (197,365)     (192,234)
-------------------------------------------------------------------------
                                                   309,888       316,150
-------------------------------------------------------------------------
Goodwill, net                                       20,539        20,806
Other assets                                        31,247        26,425
-------------------------------------------------------------------------
                                                 $ 514,794     $ 528,565
=========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt              $     214     $     213
  Accounts payable                                  59,890        66,461
  Accrued expenses                                  35,432        44,016
-------------------------------------------------------------------------
    Total current liabilities                       95,536       110,690
-------------------------------------------------------------------------
Long-term debt, net of current portion             257,997       258,009
Deferred income taxes                               27,939        27,621
Other liabilities and deferred income                4,669         4,542
Commitments and contingencies (Notes 6 and 7)
Common stockholders' equity                        128,653       127,703
-------------------------------------------------------------------------
                                                 $ 514,794     $ 528,565
=========================================================================

See accompanying notes to condensed consolidated financial statements.

                 GIANT INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                (UNAUDITED)
                   (IN THOUSANDS EXCEPT PER SHARE DATA)

                                            THREE MONTHS ENDED MARCH 31,
-------------------------------------------------------------------------
                                                  2001            2000
-------------------------------------------------------------------------
Net revenues                                   $ 251,212       $ 225,134
Cost of products sold                            200,409         177,922
-------------------------------------------------------------------------
Gross margin                                      50,803          47,212

Operating expenses                                29,080          29,525
Depreciation and amortization                      8,113           8,305
Selling, general and administrative expenses       6,583           6,402
-------------------------------------------------------------------------
Operating income                                   7,027           2,980

Interest expense, net                              5,480           5,711
-------------------------------------------------------------------------
Earnings (loss) before income taxes                1,547          (2,731)

Provision (benefit) for income taxes                 597          (1,099)
-------------------------------------------------------------------------
Net earnings (loss)                            $     950       $  (1,632)
=========================================================================

Net earnings (loss) per common share:
  Basic                                        $    0.11       $   (0.17)
=========================================================================
  Assuming dilution                            $    0.11       $   (0.17)
=========================================================================

See accompanying notes to condensed consolidated financial statements.

                      GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
----------------------------------------------------------------------------------------
                                                                      2001        2000
----------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings (loss)                                               $    950    $ (1,632)
  Adjustments to reconcile net earnings (loss) to net
    cash provided (used) by operating activities:
      Depreciation and amortization                                    8,113       8,305
      Deferred income taxes                                              318        (592)
      Other                                                              414         493
      Changes in operating assets and liabilities:
        Decrease (increase) in receivables                            15,181      (7,779)
        Increase in inventories                                       (8,277)    (21,844)
        Decrease (increase) in prepaid expenses and other                757      (3,722)
        (Decrease) increase in accounts payable                       (6,571)      7,044
        Decrease in accrued expenses                                  (3,108)     (2,286)
-----------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                       7,777     (22,013)
-----------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property, plant and equipment                          (2,222)    (10,016)
  Refinery acquisition contingent payment                             (5,139)          -
  Purchase of other assets                                            (5,014)          -
  Proceeds from sale of property, plant and equipment                    201       2,727
-----------------------------------------------------------------------------------------
Net cash used by investing activities                                (12,174)     (7,289)
-----------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds of long-term debt                                               -      29,000
  Payments of long-term debt                                             (11)    (13,164)
  Purchase of treasury stock                                               -     (10,725)
  Proceeds from exercise of stock options                                  -         109
-----------------------------------------------------------------------------------------
Net cash (used) provided by financing activities                         (11)      5,220
-----------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                             (4,408)    (24,082)
Cash and cash equivalents:
  Beginning of period                                                 26,618      32,945
-----------------------------------------------------------------------------------------
  End of period                                                     $ 22,210    $  8,863
=========================================================================================

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, hereafter referred to as generally accepted accounting principles, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     Under SFAS No. 133, as amended, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

     The Company has performed a contract review and, except as described below, believes these contracts do not qualify as derivatives or contain embedded derivatives as defined in SFAS No. 133, as amended. Accordingly, there was no earnings effect upon adoption January 1, 2001.

      The Company from time to time speculates in the purchasing and selling of crude oil and finished products and may enter into futures, options and wet barrel contracts to speculate on price fluctuations in these commodities. These activities are transacted in accordance with policies established by the Company, which set limits on quantities, require various levels of approval and require certain review and reporting procedures. Gains and losses on all speculative transactions are reflected in earnings in the period that they occur.

     At March 31, 2001, the Company had open put option and futures contracts for the purchase or sale of 50,000 barrels of crude oil and a net loss of approximately $28,000 had been recorded relating to these contracts. At December 31, 2000, the Company had open put option and futures contracts for the purchase or sale of 285,000 barrels of heating oil or crude oil and a net loss of approximately $275,000 had been recorded relating to these contracts. These open put option and futures contracts relate to specific speculative strategies entered into with the expectation of profiting from favorable price movements. These contracts are marked-to-market monthly and any gains or losses recorded in cost of sales.

     In addition, at December 31, 2000, the Company had entered into a contract for the purchase of 25,000 barrels of CARB Phase II unleaded regular gasoline for delivery in January 2001 in Los Angeles. This contract is part of the Company's speculative wet barrel trading activities, and would be considered a derivative instrument under SFAS No. 133, as amended. This contract was marked-to-market at December 31, 2000 and a gain of approximately $73,500 was recorded in cost of sales.

     At March 31, 2001 and December 31, 2000, the Company had no hedging strategies in place as defined in SFAS No. 133, as amended.

     Certain reclassifications have been made to the 2000 financial statements and notes to conform to the statement classifications used in 2001.

NOTE 2 - BUSINESS SEGMENTS:

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

     Operations that are not included in any of the three segments are included in the category "Other" and consist primarily of corporate staff operations, including selling, general and administrative expenses of $4,539,000 and $4,331,000 for the three months ended March 31, 2001 and 2000, respectively.

     Operating income for each segment consists of net revenues less cost of products sold, operating expenses, depreciation and amortization, and the segment's selling, general and administrative expenses. The sales between segments are made at market prices. Cost of products sold reflects current costs adjusted, where appropriate, for LIFO and lower of cost or market inventory adjustments.

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

                                       As of and for the Three Months Ended March 31, 2001 (In thousands)
                                       -----------------------------------------------------------------
                                       Refining   Retail   Phoenix            Reconciling
                                         Group    Group      Fuel     Other      Items     Consolidated
                                       --------  --------  --------  -------  -----------  ------------
Customer net revenues:
  Finished products                    $ 66,049  $ 56,621  $ 82,189  $     -   $      -      $204,859
  Merchandise and lubricants                  -    32,826     5,658        -          -        38,484
  Other                                   2,953     4,096       748       72          -         7,869
                                       --------  --------  --------  -------   --------      --------
    Total                                69,002    93,543    88,595       72          -       251,212
                                       --------  --------  --------  -------   --------      --------
Intersegment net revenues:
  Finished products                      38,527         -    21,013        -    (59,540)            -
  Other                                   3,661         -         -        -     (3,661)            -
                                       --------  --------  --------  -------   --------      --------
    Total                                42,188         -    21,013        -    (63,201)            -
                                       --------  --------  --------  -------   --------      --------
    Total net revenues                 $111,190  $ 93,543  $109,608  $    72   $(63,201)     $251,212
                                       --------  --------  --------  -------   --------      --------
Operating income (loss)                $ 11,085  $   (501) $  1,468  $(5,025)                $  7,027
Interest expense                                                                               (6,043)
Interest income                                                                                   563
                                                                                             --------
Earnings before income taxes                                                                 $  1,547
                                                                                             --------
Depreciation and amortization          $  3,949  $  2,986  $    660  $   518                 $  8,113
Total assets                           $238,540  $146,233  $ 76,707  $53,314                 $514,794
Capital expenditures                   $  1,396  $    420  $    299  $   107                 $  2,222


                                       For the Three Months Ended March 31, 2000          (In thousands)
                                       -----------------------------------------------------------------
                                       Refining   Retail   Phoenix            Reconciling
                                         Group    Group      Fuel     Other      Items     Consolidated
                                       --------  --------  --------  -------  -----------  ------------
Customer net revenues:
  Finished products                    $ 38,049  $ 62,878  $ 81,122  $     -   $      -      $182,049
  Merchandise and lubricants                  -    29,500     6,360        -          -        35,860
  Other                                   2,048     4,172       907       98          -         7,225
                                       --------  --------  --------  -------   --------      --------
    Total                                40,097    96,550    88,389       98          -       225,134
                                       --------  --------  --------  -------   --------      --------
Intersegment net revenues:
  Finished products                      66,356         -    12,998        -    (79,354)            -
  Other                                   4,066         -         -        -     (4,066)            -
                                       --------  --------  --------  -------   --------      --------
    Total                                70,422         -    12,998        -    (83,420)            -
                                       --------  --------  --------  -------   --------      --------
Total net revenues                     $110,519  $ 96,550  $101,387  $    98   $(83,420)     $225,134
                                       --------  --------  --------  -------   --------      --------
Operating income (loss)                $  6,627  $ (1,158) $  2,034  $(4,523)                $  2,980
Interest expense                                                                               (6,112)
Interest income                                                                                   401
                                                                                             --------
Loss before income taxes                                                                     $ (2,731)
                                                                                             --------
Depreciation and amortization          $  4,228  $  2,754  $    613  $   710                 $  8,305
Capital expenditures                   $  1,940  $  7,391  $    676  $     9                 $ 10,016

NOTE 3 - EARNINGS PER SHARE:

     The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net earnings (loss):

                                                Three Months Ended March 31,
                             -------------------------------------------------------------------
                                           2001                               2000
                             --------------------------------   --------------------------------
                                                        Per                                Per
                              Earnings      Shares     Share       Loss        Shares     Share
                             (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount
                             ----------- ------------- ------   ----------- ------------- ------
Earnings (loss) per common
  share - basic:

  Net earnings (loss)          $950,000   8,948,008   $0.11     $(1,632,000)  9,646,114  $(0.17)

  Effect of dilutive
    stock options                             5,727                                   *
                               --------   ---------   -----     -----------   ---------  ------
Earnings (loss) per common
  share - assuming dilution:

  Net earnings (loss)          $950,000   8,953,735   $0.11     $(1,632,000)  9,646,114  $(0.17)
                               ========   =========   =====     ===========   =========  ======

*The additional shares would be antidilutive due to the net loss.

     At March 31, 2001, there were 8,948,008 shares of the Company's common stock outstanding. There were no transactions subsequent to March 31, 2001, that if the transactions had occurred before March 31, 2001, would materially change the number of common shares or potential common shares outstanding as of March 31, 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS:

     The following transactions between the Company and its Chairman and Chief Executive Officer ("CCEO"), that are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, were completed in the first quarter of 2001: (i) the terms of a $5,000,000 loan from the Company to the CCEO were modified to extend the maturity date from February 28, 2001 to March 28, 2003, at which time all outstanding principal and interest is due, (ii) the Company received additional security for the loan, (iii) the CCEO paid all interest due and payable on the loan through March 28, 2001, and (iv) the Company purchased a parcel of land from the CCEO for $5,000,000.

NOTE 5 - INVENTORIES:

                                         MARCH 31,        DECEMBER 31,
----------------------------------------------------------------------
(IN THOUSANDS)                             2001               2000
----------------------------------------------------------------------
First-in, first-out ("FIFO") method:
  Crude oil                              $ 16,408            $ 17,420
  Refined products                         30,372              24,679
  Refinery and shop supplies               11,160              10,829
  Merchandise                               4,004               3,882
Retail method:
  Merchandise                               8,910               8,737
----------------------------------------------------------------------
    Subtotal                               70,854              65,547
Allowance for last-in,
  first-out ("LIFO") method                (5,938)             (8,940)
----------------------------------------------------------------------
    Total                                $ 64,916            $ 56,607
======================================================================

     The portion of inventories valued on a LIFO basis totaled $30,104,000 and $28,319,000 at March 31, 2001 and December 31, 2000, respectively. The following data will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at March 31, 2001 and 2000, net earnings and diluted earnings per share for the three months ended March 31, 2001, would have been lower by $1,801,000 and $0.20, respectively, and the net loss and diluted loss per share for the three months ended March 31, 2000 would have been reduced by $2,453,000 and $0.25, respectively.

     For interim reporting purposes, inventory increments expected to be liquidated by year end are valued at the most recent acquisition costs, and inventory liquidations that are expected to be reinstated by year end are ignored for LIFO inventory valuation calculations. The LIFO effects of inventory increments not expected to be liquidated by year end, and the LIFO effects of inventory liquidations not expected to be reinstated by year end, are recorded in the period such increments and liquidations occur.

NOTE 6 - LONG-TERM DEBT:

     The Company has issued $150,000,000 of 9% senior subordinated notes due 2007 (the "9% Notes") and $100,000,000 of 9 3/4% senior subordinated notes due 2003 (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"). The Indentures supporting the Notes contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, to incur or guarantee debt, to pay dividends, to repurchase shares of the Company's common stock, to sell certain assets or subsidiary stock, to engage in certain mergers, to engage in certain transactions with affiliates or to alter the Company's current line of business. In addition, subject to certain conditions, the Company is obligated to offer to purchase a portion of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, the Company would be required to offer to purchase all of the Notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At March 31, 2001, the Company was in compliance with the restrictive covenants relating to the Notes.

     Repayment of the Notes is jointly and severally guaranteed on an unconditional basis by the Company's direct and indirect wholly-owned subsidiaries, subject to a limitation designed to ensure that such guarantees do not constitute a fraudulent conveyance. Except as otherwise specified in the Indentures pursuant to which the Notes were issued, there are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to the Company in certain circumstances.

     Separate financial statements of the Company's subsidiaries are not included herein because the aggregate assets, liabilities, earnings, and equity of the subsidiaries are substantially equivalent to the assets, liabilities, earnings, and equity of the Company on a consolidated basis; the subsidiaries are jointly and severally liable for the repayment of the Notes; and the separate financial statements and other disclosures concerning the subsidiaries are not deemed by the Company to be material to investors.

     The Company has a $65,000,000 secured Credit Agreement (the "Credit Agreement") with a group of banks that expires December 23, 2001. This Credit Agreement, a revolving loan agreement, is primarily a working capital and letter of credit facility and is secured by eligible accounts receivable and inventories as defined in the Credit Agreement. In addition, the Company is able to borrow up to $9,000,000 to exercise its purchase rights in connection with certain service station/convenience stores that are currently subject to capital lease obligations, and up to $10,000,000 for other acquisitions as defined in the Credit Agreement. The availability of funds under this facility is the lesser of (i) $65,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At March 31, 2001, the availability of funds under the Credit Agreement was $65,000,000. There were no direct borrowings outstanding under this facility at March 31, 2001 or April 30, 2001, and there were approximately $3,747,000 of irrevocable letters of credit outstanding on each date. At December 31, 2000, there were no direct borrowings outstanding under this facility.

     The interest rate applicable to the Credit Agreement is tied to various short-term indices. At March 31, 2001, this rate was approximately 6.5% per annum. The Company is required to pay a quarterly commitment fee ranging from 0.325% to 0.500% per annum of the unused amount of the facility. The exact rate depends on meeting certain conditions in the Credit Agreement.

     The Credit Agreement contains certain restrictive covenants that require the Company to, among other things, maintain a minimum consolidated net worth, a minimum interest coverage ratio and a maximum capitalization ratio. It also places limits on investments, dispositions of assets, prepayments of senior subordinated debt, guarantees, liens and restricted payments. At March 31, 2001, the Company was in compliance with the Credit Agreement's restrictive covenants. The Credit Agreement is guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries.

     The Company is currently in discussions with a group of banks to replace the Credit Agreement.

     The Company also had approximately $7,917,000 of capital lease obligations outstanding at March 31, 2001, which require annual lease payments of approximately $895,000, all of which are recorded as interest expense. The Company intends to purchase the assets associated with these lease obligations pursuant to options to purchase during the remaining lease period of approximately six years for $7,917,000, of which $2,000,000 has been paid in advance and is recorded in "Other Assets" in the Company's Consolidated Balance Sheets.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

     Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company's business, including those matters described below, are pending against the Company and certain of its subsidiaries. Certain of these matters involve or may involve significant claims for compensatory, punitive or other damages. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at March 31, 2001, that may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company's recorded accruals should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of these matters could result in a material adverse effect on the Company's results of operations for a particular reporting period.

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

     The Company is in the process of filing claims against the United States Defense Energy Support Center ("DESC") in connection with jet fuel that the Company sold to DESC during the period 1983 through 1994. The Company intends to assert that the DESC underpaid for the jet fuel that it purchased, in the approximate amount of $17,000,000. The Company believes that its claims are supported by recent federal court decisions, including decisions from the United States Claims Court, dealing with contract provisions similar to those contained in the contracts that are the subject of the Company's claims. Due to the preliminary nature of this matter, however, there can be no assurance that the Company will ultimately prevail in this matter or, if successful, when any payment would be received. Accordingly, the Company has not recorded any amounts on its books relating to this matter.

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

     In the federal court lawsuit, the State seeks monetary damages under CERCLA for all past, present and future damages to natural resources, plus interest, costs and attorneys' fees. The state court complaint contains state law claims for trespass, public nuisance, interference with natural resources held in trust by the State, negligence, strict liability, unjust enrichment and punitive damages. The State seeks various monetary damages in connection with these claims, including natural resources damages, loss of use of property and natural resources, loss of tax revenues, lost profits, punitive damages and attorneys' fees and costs. Since its original filing, the state court complaint has been removed to federal court.

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

     In connection with the acquisition of the Bloomfield refinery, the Company assumed certain environmental obligations, including Bloomfield Refining Company's ("BRC") obligations under an administrative order issued by EPA in 1992 pursuant to the Resource Conservation and Recovery Act (the "Order"). The Order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. The Company established an environmental reserve of approximately $2,250,000 in connection with this matter. In 2000, OCD approved the groundwater discharge permit for the refinery, which included an abatement plan that addressed the Company's environmental obligations under the Order. The abatement plan reflects new information relating to the site as well as remediation methods that were originally not contemplated in connection with the Order. The Company has asked EPA to accept the measures specified in the abatement plan as the appropriate corrective action remedy under the Order and has further requested that EPA delegate its corrective action oversight authority to the State. Adoption of the abatement plan as the appropriate corrective action remedy would significantly reduce the Company's corrective action costs. The Company estimates that remediation expenses associated with the abatement plan will be in the range of approximately $50,000 to $100,000, and will be incurred over a period of approximately 30 years. If the Company's requests are not granted, the Company estimates that remaining remediation expenses could range as high as $1,000,000 and the Company's environmental reserve now reflects that amount. If the requests are granted, the Company anticipates that the reserve will be reduced.

     The Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank (the "Tank") that was located in Bloomfield, New Mexico. The Company believes that all or a portion of the Tank and the 5.5 acres owned by the Company on which the Tank was located may have been a part of a refinery, owned by various other parties, that, to the Company's knowledge, ceased operations in the early 1960s. The Company submitted a work plan to define the extent of petroleum contamination in the soil and groundwater, which was approved by OCD subject to certain conditions. One of the conditions required the Company to submit a comprehensive report on all site investigations to OCD by January 14, 2000. The Company filed the required report on January 13, 2000. Based upon the report, it appears possible that contaminated groundwater is contained within the property boundaries and does not extend offsite. The Company anticipates that OCD will not require remediation of offsite soil based upon the low contaminant levels found there. On May 19, 2000, OCD approved the Company's work plan with certain conditions. In the course of conducting the cleanup approved by OCD, it was discovered that the extent of the contamination was greater than had been anticipated. The Company has received approval to conduct a pilot bioventing project to address remaining contamination at the site. The pilot project is expected to cost approximately $15,000, and the Company intends to commence work in the near future. The Company previously estimated that cleanup expenses associated with the site would cost $250,000 and an environmental reserve in that amount was created, of which approximately $60,000 remains. Until the pilot project is completed and its effectiveness as a means of site remediation can be evaluated, the Company cannot reasonably estimate remaining remediation costs. Therefore, no change has been made to the amount of the reserve.

     At March 31, 2001, the Company had an environmental liability accrual of approximately $2,200,000. This accrual is for the following projects:
(i) closure of the Ciniza refinery land treatment facility, including post-closure expenses, (ii) the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of the Company's inactive Farmington refinery, (iii) environmental obligations assumed in connection with the acquisition of the Bloomfield refinery, (iv) hydrocarbon contamination on and adjacent to the 5.5 acres that the Company owns in Bloomfield, New Mexico and (v) the closure of certain solid waste management units at the Ciniza refinery, which is being conducted in accordance with the refinery's Resource Conservation and Recovery Act permit. The environmental accrual is recorded in the current and long-term sections of the Company's Consolidated Balance Sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                              THREE MONTHS ENDED MARCH 31,
---------------------------------------------------------------------------
                                                    2001            2000
---------------------------------------------------------------------------
Net revenues                                     $ 251,212       $ 225,134
Cost of products sold                              200,409         177,922
---------------------------------------------------------------------------
Gross margin                                        50,803          47,212

Operating expenses                                  29,080          29,525
Depreciation and amortization                        8,113           8,305
Selling, general and administrative expenses         6,583           6,402
---------------------------------------------------------------------------
Operating income                                     7,027           2,980

Interest expense, net                                5,480           5,711
---------------------------------------------------------------------------
Earnings (loss) before income taxes                  1,547          (2,731)

Provision (benefit) for income taxes                   597          (1,099)
---------------------------------------------------------------------------
Net earnings (loss)                              $     950       $  (1,632)
===========================================================================

Net earnings (loss) per common share:
  Basic                                          $    0.11       $   (0.17)
  Assuming dilution                              $    0.11       $   (0.17)
===========================================================================

Net revenues:(1)
  Refining Group                                 $ 111,190       $ 110,519
  Retail Group                                      93,543          96,550
  Phoenix Fuel                                     109,608         101,387
  Other                                                 72              98
  Intersegment                                     (63,201)        (83,420)
---------------------------------------------------------------------------
  Consolidated                                   $ 251,212       $ 225,134
===========================================================================
Income (loss) from operations:(1)
  Refining Group                                 $  11,085       $   6,627
  Retail Group                                        (501)         (1,158)
  Phoenix Fuel                                       1,468           2,034
  Other                                             (5,025)         (4,523)
---------------------------------------------------------------------------
  Consolidated                                   $   7,027       $   2,980
===========================================================================
(1) The Refining Group consists of the Company's two refineries, its fleet of crude oil and finished product truck transports, its crude oil pipeline gathering operations, and its finished product terminaling operations. The Retail Group consists of service station/convenience stores and one travel center. Phoenix Fuel is an industrial/commercial petroleum fuels and lubricants distribution operation, which includes a number of bulk distribution plants, an unattended fleet fueling
    ("cardlock") operation and a fleet of finished product truck transports. The Other category is primarily Corporate staff operations.

                                            THREE MONTHS ENDED MARCH 31,
-------------------------------------------------------------------------
                                                  2001            2000
-------------------------------------------------------------------------
REFINING GROUP OPERATING DATA:
  Crude Oil/NGL Throughput (BPD)                 33,417          34,543
  Refinery Sourced Sales Barrels (BPD)           30,651          31,789
  Average Crude Oil Costs ($/Bbl)              $  27.90        $  27.33
  Refining Margins ($/Bbl)                     $   8.23        $   6.35

RETAIL GROUP OPERATING DATA:
  Fuel Gallons Sold (000's)                      51,358          60,399
  Fuel Margins ($/gal)                         $  0.151        $  0.137
  Merchandise Sales ($ in 000's)               $ 32,826        $ 29,500
  Merchandise Margins                              30.2%           29.5%
  Number of Units at End of Period                  171             181

PHOENIX FUEL OPERATING DATA:
  Fuel Gallons Sold (000's)                     104,920          95,510
  Fuel Margins ($/gal)                         $  0.049        $  0.059
  Lubricant Sales ($ in 000's)                 $  5,053        $  5,709
  Lubricant Margins                                18.3%           16.0%

     For 2001 the Company changed its methodology for treating product purchased to supply Company retail operations and as a result certain segment information for the Refining Group is not comparable with that reported for 2000. This change in methodology had no effect on gross margin or net income.

OPERATING INCOME
----------------
     For the three months ended March 31, 2001, operating income was $7,027,000, an increase of $4,047,000 from $2,980,000 for the three months ended March 31, 2000. The increase was primarily due to a 30% increase in refinery margins, due in part to a reduction in crude oil costs resulting from contract negotiations with suppliers; an 11% increase in retail merchandise sales with nominally higher margins quarter-to-quarter; an 11% increase in retail fuel margins; and a 3% increase in wholesale fuel volumes sold by Phoenix Fuel to third party customers. These increases were offset in part by a 5% decline in refinery sourced finished product sales volumes, due in part to reduced crude oil production and competitive conditions in the Four Corners area and a 17% decline in Phoenix Fuel finished product margins.

REVENUES
--------
     Revenues for the three months ended March 31, 2001, increased approximately $26,078,000 or 12% to $251,212,000 from $225,134,000 in the comparable 2000 period. The increase was due to, among other things, a 3% increase in Phoenix Fuel weighted average selling prices and wholesale fuel volumes sold to third party customers; a 5% increase in refinery weighted average selling prices; an 11% increase in retail merchandise sales; and a 6% increase in retail refined products selling prices. These increases were partially offset by a 5% decline in refinery sourced finished product sales volumes.

     The volumes of refined products sold through the Company's retail units decreased approximately 15% from period to period. The volume of finished product sold from service station/convenience stores that were in operation for a full year in each period decreased approximately 12%. These declines were due in part to increased price competition in the Company's Phoenix and Tucson markets. Volumes sold from the Company's travel center also declined approximately 12%.

COST OF PRODUCTS SOLD
---------------------
     For the three months ended March 31, 2001, cost of products sold increased $22,487,000 or 13% to $200,409,000 from $177,922,000 in the comparable 2000 period. The increase is due in part to a 6% increase in the cost of finished products purchased by Phoenix Fuel, along with a 3% increase in wholesale fuel volumes sold to third party customers, and an 11% increase in retail merchandise sales. This increase was partially offset by a 5% decline in refinery sourced finished product sales volumes.

OPERATING EXPENSES
------------------
     For the three months ended March 31, 2001, operating expenses decreased approximately $445,000 or 2% to $29,080,000 from $29,525,000 in the comparable 2000 period. The decrease is due to, among other things, reduced expenses for repairs and maintenance, rent and operating bonuses for retail operations due in part to the closure of nine retail units in the first quarter of 2001; lower contract labor costs for the refineries; and decreased repair and maintenance expenses for Phoenix Fuel. These decreases were offset in part by higher utility costs for retail and refining operations, along with increased purchased fuel costs for the refineries.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the three months ended March 31, 2001, depreciation and amortization decreased approximately $192,000 or 2% to $8,113,000 from $8,305,000 in the comparable 2000 period. The decrease is primarily related to higher refinery turnaround amortization costs in 2000, offset in part by increased depreciation related to newly acquired service station/convenience stores, and construction, remodeling and upgrades in retail and refining operations, during 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     For the three months ended March 31, 2001, selling, general and administrative expenses increased approximately $181,000 or 3% to $6,583,000 from $6,402,000 in the comparable 2000 period. The increase is primarily due to higher claims experience for self-insured health insurance, higher incentive bonus accruals and higher workers compensation costs. These increases were offset in part by severance pay costs incurred in 2000 relating to a reorganization and staff reduction program and certain strategic planning costs incurred in 2000.

INTEREST EXPENSE, NET
-------------------------
     For the three months ended March 31, 2001, net interest expense (interest expense less interest income) decreased approximately $231,000 or 4% to $5,480,000 from $5,711,000 in the comparable 2000 period. The decrease is due in part to an increase in interest and investment income from the investment of funds in short-term instruments and additional interest expense in 2000 related to borrowings from the Company's revolving credit facility.

INCOME TAXES
------------
     The effective tax rate for the three months ended March 31, 2001 was approximately 39% and the effective benefit rate for the three months ended March 31, 2000 was approximately 40%.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS
-------------------------
     Operating cash flows increased for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, primarily as a result of an increase in cash flows related to changes in operating assets and liabilities in each period, along with an increase in net earnings in 2001. Net cash provided by operating activities totaled $7,777,000 for the three months ended March 31, 2001, compared to net cash used by operating activities of $22,013,000 in the comparable 2000 period.

WORKING CAPITAL
---------------
     Working capital at March 31, 2001 consisted of current assets of $153,120,000 and current liabilities of $95,536,000, or a current ratio of 1.60:1. At December 31, 2000, the current ratio was 1.49:1 with current assets of $165,184,000 and current liabilities of $110,690,000.

     Current assets have decreased since December 31, 2000, primarily due to a decrease in cash and cash equivalents and accounts receivable. These decreases were offset in part by an increase in inventories. Accounts receivable have decreased primarily due to a reduction in Phoenix Fuel balances outstanding. Inventories have increased primarily due to an increase in Phoenix Fuel, exchange and refinery onsite refined product inventory volumes. These increases are offset in part by a decrease in terminal and retail refined product volumes, along with a decline in refined product prices.

     Current liabilities have decreased due to a decrease in accounts payable and accrued expenses. Accounts payable have decreased primarily as a result of two months of natural gas liquids purchases being included in accounts payable at December 31, 2000, due to the timing of year end payments, along with a reduction in product supply finished product purchases. Accrued expenses have decreased primarily as a result of the payment of the final accrued contingent payment related to the 1995 acquisition of the Company's Bloomfield refinery, the payment of 2000 accrued bonuses and 401(k) Company matching contributions and the payment of certain accrued interest balances. These decreases were offset in part by increased accruals for property taxes, self-insured health obligations and 2001 incentive and operating bonuses.

CAPITAL EXPENDITURES AND RESOURCES
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment totaled approximately $2,222,000 for the three months ended March 31, 2001. Expenditures were primarily for operational and environmental projects for the refineries and retail operation upgrades.

     The Company received proceeds of approximately $201,000 from the sale of property, plant and equipment in the first quarter.

      In October 1995, the Company completed the purchase of the Bloomfield refinery. The purchase agreement provided for potential contingent payments of approximately $35,000,000 to be made over approximately six years from the acquisition date, not to exceed a net present value of $25,000,000 as of October 1995, should certain criteria be met. The contingent payments are considered additional purchase price, are allocated to the appropriate assets and are amortized over their remaining useful lives. In the first quarter of 2001, the Company made the final payment of approximately $5,139,000 required under the purchase agreement.

     On January 25, 2001, the Board accepted an offer from its Chairman and Chief Executive Officer ("CCEO"), on behalf of a trust of which the CCEO is the beneficiary, to sell a parcel of land (the "Jomax Property") to the Company, or to a company affiliated with the Company, for the lesser of $5,000,000 or the Jomax Property's appraised value. The Jomax Property was subsequently sold to the Company for $5,000,000 plus closing costs. A portion of the proceeds from the sale were used by the CCEO to pay all interest due and payable on March 28, 2001 under the terms of the Company's outstanding loan to the CCEO. The trust has an option, exercisable for a period of two years, to repurchase the property at the greater of the amount paid by the Company to purchase the property and the property's appraised value. The trust also has a right of first refusal, exercisable for a period of two years, to repurchase the property on the same terms as contained in a bona fide offer from a bona fide purchaser. This right must be exercised by the trust within three business days after receipt of written notice of the offer from the Company. The property is recorded as "Assets Held for Sale" in "Other Assets" in the Company's Consolidated Balance Sheet at March 31, 2001.

     In December 1998, the Company and FFCA Capital Holding Corporation ("FFCA") completed a sale-leaseback transaction in which the Company sold 83 service station/convenience stores to FFCA and leased them back. In the second half of 1999, the Company repurchased 24 of the service station/convenience stores. The Company and FFCA are currently in negotiations in connection with the possible repurchase of the remaining 59 stations by the Company.

     In the first quarter of 2001, the Company closed nine retail units as non-strategic or underperforming units. In March 2001, the Company completed an evaluation of its retail assets. The Company has identified approximately 60 retail units that are non-strategic or are underperforming for possible sale, although the units had positive cash flow in 2000. These 60 retail units include approximately 30 Company-operated units that the Company may reacquire from FFCA. During the second quarter of 2001, the Company will initiate an evaluation to determine the level of interest in the marketplace for potential sale of the assets. In the interim, the Company will continue to operate these units. There is no assurance that any of these units will be sold, as their sale is contingent upon, among other things, the receipt of acceptable offers.

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

CAPITAL STRUCTURE
-----------------
     At March 31, 2001 and December 31, 2000, the Company's long-term debt was 66.7% and 66.9% of total capital, respectively, and the Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 64.7% and 64.4%, respectively.

     The Company's capital structure includes $150,000,000 of 9% senior subordinated notes due 2007 (the "9% Notes") and $100,000,000 of 9 3/4% senior subordinated notes due 2003 (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"). The Indentures supporting the Notes contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, to incur or guarantee debt, to pay dividends, to repurchase shares of the Company's common stock, to sell certain assets or subsidiary stock, to engage in certain mergers, to engage in certain transactions with affiliates or to alter the Company's current line of business. At March 31, 2001, the Company was in compliance with the restrictive covenants relating to these Notes.

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

     Repayment of the Notes is jointly and severally guaranteed on an unconditional basis by the Company's direct and indirect wholly-owned subsidiaries, subject to a limitation designed to ensure that such guarantees do not constitute a fraudulent conveyance. Except as otherwise specified in the Indentures pursuant to which the Notes were issued, there are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to the Company in certain circumstances.

     Separate financial statements of the Company's subsidiaries are not included herein because the aggregate assets, liabilities, earnings, and equity of the subsidiaries are substantially equivalent to the assets, liabilities, earnings, and equity of the Company on a consolidated basis; the subsidiaries are jointly and severally liable for the repayment of the Notes; and the separate financial statements and other disclosures concerning the subsidiaries are not deemed by the Company to be material to investors.

     The Company has a $65,000,000 secured Credit Agreement (the "Credit Agreement") that expires December 23, 2001, with a group of banks. This Credit Agreement, a revolving loan agreement, is primarily a working capital and letter of credit facility and is secured by eligible accounts receivable and inventories as defined in the Credit Agreement. The Credit Agreement allows the Company to borrow up to $9,000,000 to exercise its purchase rights in connection with certain service station/convenience stores that are currently subject to capital lease obligations, and up to $10,000,000 for other acquisitions as defined in the Credit Agreement. The availability of funds under this facility is the lesser of (i) $65,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At March 31, 2001, the availability of funds under the Credit Agreement was $65,000,000. There were no direct borrowings outstanding under this facility at March 31, 2001 or April 30, 2001 and there were approximately $3,747,000 of irrevocable letters of credit outstanding on each date.

     The interest rate applicable to the Credit Agreement is tied to various short-term indices. At March 31, 2001, this rate was approximately 6.5% per annum. The Company is required to pay a quarterly commitment fee ranging from 0.325% to 0.500% per annum of the unused amount of the facility. The exact rate depends on meeting certain conditions in the Credit Agreement.

     The Credit Agreement contains certain restrictive covenants which require the Company to, among other things, maintain a minimum consolidated net worth, a minimum interest coverage ratio and a maximum capitalization ratio. It also places limits on investments, dispositions of assets, prepayments of senior subordinated debt, guarantees, liens and restricted payments. At March 31, 2001, the Company was in compliance with the Credit Agreement's restrictive covenants. The Credit Agreement is guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries.

     The Company is currently in discussions with a group of banks to replace the Credit Agreement.

     The Company's Board of Directors has authorized the repurchase of up to 2,500,000 shares of the Company's common stock. These purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. The Company did not repurchase any shares of its common stock under this program in the first quarter of 2001. From the inception of the stock repurchase program, the Company has repurchased 2,165,266 shares for approximately $22,042,000, resulting in a weighted average cost of $10.18 per share. The repurchased shares are treated as treasury shares.

     Shares repurchased under the Company's program are available for a number of corporate purposes. The number of shares actually repurchased will be dependent upon market conditions and existing debt covenants, and there is no guarantee as to the exact number of shares to be repurchased by the Company. The Company may discontinue the program at any time without notice.

     The Company's Board of Directors did not declare any cash dividends on common stock for the three months ended March 31, 2001. The payment of dividends is subject to the results of the Company's operations, existing debt covenants and declaration by the Company's Board of Directors. The Board of Directors will periodically review the Company's policy regarding the payment of dividends.

RISK MANAGEMENT
---------------
     The Company is exposed to various market risks, including changes in certain commodity prices and interest rates. To manage the volatility relating to these normal business exposures, the Company periodically uses commodity futures and options contracts to reduce price volatility, to fix margins in its refining and marketing operations and to protect against price declines associated with its crude oil and finished products inventories.

     The potential loss from a hypothetical 10% adverse change in commodity prices on open commodity futures and options contracts held by the Company at March 31, 2001, was approximately $69,000.

     Additionally, the Company's Credit Agreement is floating-rate debt tied to various short-term indices. As a result, the Company's annual interest costs associated with this debt may fluctuate. At March 31, 2001, however, there were no direct borrowings outstanding under this Credit Agreement.

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

     Under SFAS No. 133, as amended, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

     The Company has performed a contract review and, except as described below, believes these contracts do not qualify as derivatives or contain embedded derivatives as defined in SFAS No. 133, as amended. Accordingly, there was no earnings effect upon adoption January 1, 2001.

      The Company from time to time speculates in the purchasing and selling of crude oil and finished products and may enter into futures, options and wet barrel contracts to speculate on price fluctuations in these commodities. These activities are transacted in accordance with policies established by the Company, which set limits on quantities, require various levels of approval and require certain review and reporting procedures. Gains and losses on all speculative transactions are reflected in earnings in the period that they occur.

     At March 31, 2001 the Company had open put option and futures contracts for the purchase or sale of 50,000 barrels of crude oil and a net loss of approximately $28,000 had been recorded relating to these contracts. At December 31, 2000, the Company had open put option and futures contracts for the purchase or sale of 285,000 barrels of heating oil or crude oil and a net loss of approximately $275,000 had been recorded relating to these contracts. These open put option and futures contracts relate to specific speculative strategies entered into with the expectation of profiting from favorable price movements. These contracts are marked-to-market monthly and any gains or losses recorded in cost of sales.

     In addition, at December 31, 2000, the Company had entered into a contract for the purchase of 25,000 barrels of CARB Phase II unleaded regular gasoline for delivery in January 2001 in Los Angeles. This contract is part of the Company's speculative wet barrel trading activities, and would be considered a derivative instrument under SFAS No. 133, as amended. This contract was marked-to-market at December 31, 2000 and a gain of approximately $73,500 was recorded in cost of sales.

     At March 31, 2001 and December 31, 2000, the Company had no hedging strategies in place as defined in SFAS No. 133, as amended.

     The Company's operations are subject to normal hazards of operations, including fire, explosion and weather-related perils. The Company maintains various insurance coverages, including business interruption insurance, subject to certain deductibles. The Company is not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable or premium costs, in the judgment of the Company, do not justify such expenditures.

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

     The Company is in the process of filing claims against the United States Defense Energy Support Center ("DESC") in connection with jet fuel that the Company sold to DESC during the period 1983 through 1994. The Company intends to assert that the DESC underpaid for the jet fuel that it purchased, in the approximate amount of $17,000,000. The Company believes that its claims are supported by recent federal court decisions, including decisions from the United States Claims Court, dealing with contract provisions similar to those contained in the contracts that are the subject of the Company's claims. Due to the preliminary nature of this matter, however, there can be no assurance that the Company will ultimately prevail in this matter or, if successful, when any payment would be received. Accordingly, the Company has not recorded any amounts on its books relating to this matter.

     At March 31, 2001, the Company had an environmental liability accrual of approximately $2,200,000. This accrual is for the following projects:
(i) closure of the Ciniza refinery land treatment facility, including post-closure expenses, (ii) the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of the Company's inactive Farmington refinery, (iii) environmental obligations assumed in connection with the acquisition of the Bloomfield refinery, (iv) hydrocarbon contamination on and adjacent to the 5.5 acres that the Company owns in Bloomfield, New Mexico, and (v) the closure of certain solid waste management units at the Ciniza refinery, which is being conducted in accordance with the refinery's Resource Conservation and Recovery Act permit. The environmental accrual is recorded in the current and long-term sections of the Company's Consolidated Balance Sheets.

     As previously discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company's refineries primarily process a mixture of high gravity, low sulfur crude oil, condensate and natural gas liquids ("NGLs"). The locally produced, high quality crude oil known as Four Corners Sweet is the primary feedstock for the refineries. The Four Corners basin is a mature production area and accordingly is subject to natural decline in production over time. In the past, this natural decline has been offset to some extent by new drilling, field workovers, and secondary recovery projects, which resulted in additional production from existing reserves. Many of these projects were cut back, however, when crude oil prices declined dramatically in 1998. Although crude oil prices have recovered from 1998 levels, a lower than anticipated allocation of capital to Four Corners basin production activities has resulted in greater than anticipated net declines in production.

     The Company's current receipts and projections of Four Corners crude oil production indicate that the Company's crude oil demand will exceed the crude oil supply that is available from local sources for 2001. During the first quarter of 2001, the Company has experienced lower than anticipated receipts, at least in part as a result of the decreased production discussed above and production facilities maintenance in one major field. The Company has decreased, and may from time to time in the future decrease, production runs at its refineries from levels it would otherwise schedule as a result of shortfalls in Four Corners crude oil production. The Company may increase its production runs in the future if additional crude oil or other refinery feedstocks become available depending on demand for finished products and refining margins attainable.

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

     As previously discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, an existing NGLs pipeline originating in Southeastern New Mexico was converted to a refined products pipeline in late 1999, and delivers refined products into Albuquerque, New Mexico and the Four Corners area. A diesel fuel terminal near Albuquerque associated with this project has been completed and a terminal expansion to include gasoline and jet fuel is expected to be completed in the summer of 2001. In addition, the Company is aware of a number of actions, proposals or industry discussions regarding product pipeline projects that could impact portions of its marketing areas. The completion of some or all of these projects would result in increased competition by increasing the amount of refined products potentially available in these markets, as well as improving competitor access to these areas. It also could result in new opportunities for the Company, as the Company is a net purchaser of refined products in some of these areas.

     The Company has certain natural gas contracts for the purchase of fuel used in operating the Company's refineries that expire at the end of October 2001. The volume of natural gas purchased under these contracts is 4,500 MMBTU's per day, which represents about 90% of the Company's current natural gas needs. During the quarter ended March 31, 2001, the contracted price paid per MMBTU was substantially below what the Company would have paid in the open market. The renewal or replacement of these contracts could be at much higher rates than the current contracts and may result in significantly higher purchased fuel costs starting in the fourth quarter of 2001. The Company is exploring other alternatives that could potentially reduce its demand for natural gas.

      "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains forward-looking statements that involve known and unknown risks and uncertainties. Forward-looking statements are identified by words or phrases such as "believes," "expects," "anticipates," "estimates," "could," "plans," "intends," variations of such words and phrases and other similar expressions. While these forward-looking statements are made in good faith and reflect the Company's current judgment regarding such matters, actual results could vary materially from the forward-looking statements. Important factors that could cause actual results to differ from forward-looking statements include, but are not limited to: economic, competitive and governmental factors affecting the Company's operations, markets, products, services and prices; declines in production of Four Corners sweet crude oil; risks associated with non-compliance with certain debt covenants or the satisfaction of financial ratios contained in such covenants; the risk that the Company may not be able to replace its current Credit Agreement on terms favorable to the Company; the adequacy of the Company's reserves, including its reserves for environmental and tax matters; the ultimate outcome of the two lawsuits filed against the Company by the State of New Mexico and the Company's ultimate liability related thereto; the availability of indemnification from third parties in connection with various legal proceedings; the Company's ability to resolve alleged legal violations without the assessment of additional fines or penalties; the expansion of the Company's refining, retail and Phoenix Fuel operations through acquisition and construction; the adequacy and cost of raw material supplies; the potential effects of various pipeline projects as they relate to the Company's market area and future profitability; the risk that the Company will not be able to sell non-strategic and underperforming assets on terms favorable to the Company; the risk that the Company will not be able to obtain replacement natural gas supplies on terms favorable to the Company; the risk the Company will not be able to repurchase various service station/convenience stores from FFCA on terms satisfactory to the Company; the Company's ability to recover some or all of the amounts specified in its claims against DESC; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on behalf of the Company, are expressly qualified in their entirety by the foregoing. Forward-looking statements made by the Company represent its judgment on the dates such statements are made. The Company assumes no obligation to update any forward-looking statements to reflect new or changed events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is incorporated herein by reference to the section entitled "Risk Management" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2.

                                PART II

                           OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is a party to ordinary routine litigation incidental to its business. There is also hereby incorporated by reference the information regarding contingencies in Note 7 to the Unaudited Condensed Consolidated Financial Statement set forth in Item 1, Part I hereof and the discussion of certain contingencies contained in Item 2, Part 1 hereof, under the heading "Liquidity and Capital Resources - Other."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held on May 1, 2001. Proxies for the meeting were solicited under Regulation 14A. There were no matters submitted to a vote of security holders other than the election of two directors and approval of auditors as specified in the Company's Proxy Statement. There was no solicitation in opposition to management's nominees to the Board of Directors.

     James E. Acridge was elected as a director of the Company. The vote was as follows:

              SHARES VOTED "FOR"        SHARES VOTED "WITHHOLDING"
              ------------------        --------------------------
                   6,696,583                     446,298

     Richard T. Kalen, Jr. was elected as a director of the Company. The vote was as follows:

              SHARES VOTED "FOR"        SHARES VOTED "WITHHOLDING"
              ------------------        --------------------------
                   6,819,506                     323,375

     Deloitte & Touche LLP were ratified as independent auditors for the Company for the year ending December 31, 2001. The vote was as follows:

     SHARES VOTED "FOR"    SHARES VOTED "AGAINST"    SHARES VOTED "ABSTAINING"
     ------------------    ----------------------    -------------------------
          5,459,970               1,682,111                     800

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.1 Modification Agreement dated February 28, 2001 between James E. Acridge ("Borrower") and Giant Industries, Inc.

     10.2  Amended and Restated Promissory Note dated February 28, 2001.


(b) Reports on Form 8-K. There were no reports filed on Form 8-K for the quarter ended March 31, 2001.

                             SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.

                         GIANT INDUSTRIES, INC.


                         /s/ GARY R. DALKE
                         ------------------------------------------
                         Gary R. Dalke, Vice President,
                         Controller, Accounting Officer
                         and Assistant Secretary


Date: May 14, 2001

10