Form 10-Q
period 2001-06-30
GIANT INDUSTRIES INC
filed 2001-08-09
CIK 856465

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

                              Yes [X]    No [ ]

Number of Common Shares outstanding at July 31, 2001: 8,971,179 shares.

                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                     INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets June 30, 2001 (Unaudited) and December 31, 2000

          Condensed Consolidated Statements of Earnings for the Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)

          Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000 (Unaudited)

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

SIGNATURE

                                  PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)

                                                  JUNE 30,   DECEMBER 31,
-------------------------------------------------------------------------
                                                   2001         2000
-------------------------------------------------------------------------
                                                (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents                      $  53,735     $  26,618
  Receivables, net                                  60,509        75,547
  Inventories                                       58,592        56,607
  Prepaid expenses and other                         2,992         3,659
  Deferred income taxes                              2,753         2,753
-------------------------------------------------------------------------
    Total current assets                           178,581       165,184
-------------------------------------------------------------------------
Property, plant and equipment                      504,966       508,384
  Less accumulated depreciation and amortization  (200,443)     (192,234)
-------------------------------------------------------------------------
                                                   304,523       316,150
-------------------------------------------------------------------------
Goodwill, net                                       20,271        20,806
Other assets                                        30,954        26,425
-------------------------------------------------------------------------
                                                 $ 534,329     $ 528,565
=========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt              $     144     $     213
  Accounts payable                                  57,904        66,461
  Accrued expenses                                  40,770        44,016
-------------------------------------------------------------------------
    Total current liabilities                       98,818       110,690
-------------------------------------------------------------------------
Long-term debt, net of current portion             257,985       258,009
Deferred income taxes                               32,125        27,621
Other liabilities and deferred income                4,794         4,542
Commitments and contingencies (Notes 6 and 7)
Common stockholders' equity                        140,607       127,703
-------------------------------------------------------------------------
                                                 $ 534,329     $ 528,565
=========================================================================

See accompanying notes to condensed consolidated financial statements.

                 GIANT INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (UNAUDITED)
                   (IN THOUSANDS EXCEPT PER SHARE DATA)

                                          THREE MONTHS           SIX MONTHS
                                         ENDED JUNE 30,         ENDED JUNE 30,
--------------------------------------------------------------------------------
                                       2001        2000       2001       2000
--------------------------------------------------------------------------------
Net revenues                         $ 281,158  $ 266,066   $ 532,370  $ 491,200
Cost of products sold                  209,856    210,501     410,265    388,423
--------------------------------------------------------------------------------
Gross margin                            71,302     55,565     122,105    102,777

Operating expenses                      29,140     29,504      58,220     59,029
Depreciation and amortization            8,139      8,370      16,252     16,675
Selling, general and
  administrative expenses                8,755      6,396      15,338     12,798
--------------------------------------------------------------------------------
Operating income                        25,268     11,295      32,295     14,275

Interest expense, net                    5,553      5,805      11,033     11,516
--------------------------------------------------------------------------------
Earnings before income taxes            19,715      5,490      21,262      2,759

Provision for income taxes               7,762      2,209       8,359      1,110
--------------------------------------------------------------------------------
Net earnings                         $  11,953  $   3,281   $  12,903  $   1,649
================================================================================

Net earnings per common share:
  Basic                              $    1.33  $    0.36   $    1.44  $    0.18
================================================================================
  Assuming dilution                  $    1.33  $    0.36   $    1.44  $    0.18
================================================================================

See accompanying notes to condensed consolidated financial statements.

                      GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                     JUNE 30,
----------------------------------------------------------------------------------
                                                               2001        2000
----------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                $ 12,903    $  1,649
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                             16,252      16,675
      Deferred income taxes                                      4,504         399
      Loss on disposal of assets                                   180          12
      Other                                                        530         408
      Changes in operating assets and liabilities:
        Decrease (increase) in receivables                      15,011      (2,457)
        Increase in inventories                                 (1,953)     (8,805)
        Decrease (increase) in prepaid expenses and other          667      (1,932)
        Decrease in accounts payable                            (8,557)       (648)
        Increase (decrease) in accrued expenses                  2,230      (3,041)
----------------------------------------------------------------------------------
Net cash provided by operating activities                       41,767       2,260
----------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property, plant and equipment and other assets   (4,929)    (13,000)
  Refinery acquisition contingent payment                       (5,139)     (5,442)
  Purchase of other assets                                      (5,010)          -
  Proceeds from sale of property, plant and equipment              521       3,098
----------------------------------------------------------------------------------
Net cash used by investing activities                          (14,557)    (15,344)
----------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds of long-term debt                                         -      68,000
  Payments of long-term debt                                       (93)    (68,152)
  Purchase of treasury stock                                         -     (10,738)
  Proceeds from exercise of stock options                            -         109
----------------------------------------------------------------------------------
Net cash used by financing activities                              (93)    (10,781)
----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents            27,117     (23,865)
Cash and cash equivalents:
  Beginning of period                                           26,618      32,945
----------------------------------------------------------------------------------
  End of period                                               $ 53,735    $  9,080
==================================================================================

Non-cash Investing and Financing Activities. In the second quarter of 2001, the Company received 103,430 shares of its common stock valued at approximately $1,107,000 from its Chairman and Chief Executive Officer as payment for the exercise of 126,601 common stock options. These shares were immediately cancelled.

See accompanying notes to condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

     Giant Industries, Inc., a Delaware corporation (together with its subsidiaries, "Giant" or the "Company"), through its wholly-owned subsidiary Giant Industries Arizona, Inc. and its subsidiaries (collectively, "Giant Arizona"), is engaged in the refining and marketing of petroleum products in New Mexico, Arizona, Colorado and Utah, with a concentration in the Four Corners area where these states adjoin. In addition, Phoenix Fuel Co., Inc. ("Phoenix Fuel"), a wholly-owned subsidiary of Giant Arizona, operates an industrial/commercial petroleum fuels and lubricants distribution operation. (See Note 2 for further discussion of Company operations.)

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, hereafter referred to as generally accepted accounting principles, for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133." There was no effect on the Company's financial position, results of operations or cash flows as a result of adopting SFAS No. 133.

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

     At June 30, 2001 and December 31, 2000, the Company had no hedging strategies in place as defined in SFAS No. 133, as amended.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This Statement requires, among other things, that the purchase method of accounting be used to account for all business combinations. The provisions of the Statement apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

     The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," in June 2001. This Statement requires, among other things, that goodwill not be amortized, but will be tested for impairment. The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle.

     The Company is in the process of evaluating the effect these two statements will have on its financial position and results of operations.

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

     Operations that are not included in any of the three segments are included in the category "Other." These consist primarily of corporate staff operations, including selling, general and administrative expenses of $6,820,000 and $4,463,000 for the three months ended June 30, 2001 and 2000, respectively, and $11,359,000 and $8,794,000 for the six months ended June 30, 2001 and 2000, respectively.

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

     Disclosures regarding the Company's reportable segments with reconciliations to consolidated totals for the three months ended June 30, 2001 and 2000, are presented below.

                                     For the Three Months Ended June 30, 2001          (In thousands)
                                     ----------------------------------------------------------------
                                     Refining   Retail   Phoenix            Reconciling
                                       Group    Group      Fuel     Other      Items     Consolidated
                                     --------  --------  --------  -------  -----------  ------------
Customer net revenues:
  Finished products                  $ 81,720  $ 67,557  $ 80,571  $     -   $      -      $229,848
  Merchandise and lubricants                -    37,630     6,010        -          -        43,640
  Other                                 2,852     4,134       607       77          -         7,670
                                     --------  --------  --------  -------   --------      --------
    Total                              84,572   109,321    87,188       77          -       281,158
                                     --------  --------  --------  -------   --------      --------
Intersegment net revenues:
  Finished products                    52,687         -    25,577        -    (78,264)            -
  Other                                 3,507         -         -        -     (3,507)            -
                                     --------  --------  --------  -------   --------      --------
    Total                              56,194         -    25,577        -    (81,771)            -
                                     --------  --------  --------  -------   --------      --------
    Total net revenues               $140,766  $109,321  $112,765  $    77   $(81,771)     $281,158
                                     ========  ========  ========  =======   ========      ========

Operating income (loss)              $ 28,464  $  2,285  $  1,757  $(7,238)  $      -      $ 25,268
Interest expense                                                                             (6,040)
Interest income                                                                                 487
                                                                                           --------
Earnings before income taxes                                                               $ 19,715
                                                                                           ========

Depreciation and amortization        $  4,011  $  2,934  $    669  $   525   $      -      $  8,139
Capital expenditures                 $  1,751  $    513  $    279  $   164   $      -      $  2,707



                                     For the Three Months Ended June 30, 2000          (In thousands)
                                     ----------------------------------------------------------------
                                     Refining   Retail   Phoenix            Reconciling
                                       Group    Group      Fuel     Other      Items     Consolidated
                                     --------  --------  --------  -------  -----------  ------------
Customer net revenues:
  Finished products                  $ 74,239  $ 73,577  $ 67,615  $     -   $      -      $215,431
  Merchandise and lubricants                -    36,509     6,986        -          -        43,495
  Other                                 2,409     3,852       808       71          -         7,140
                                     --------  --------  --------  -------   --------      --------
    Total                              76,648   113,938    75,409       71          -       266,066
                                     --------  --------  --------  -------   --------      --------
Intersegment net revenues:
  Finished products                    51,869         -    18,790        -    (70,659)            -
  Other                                 3,920         -         -        -     (3,920)            -
                                     --------  --------  --------  -------   --------      --------
    Total                              55,789         -    18,790        -    (74,579)            -
                                     --------  --------  --------  -------   --------      --------
    Total net revenues               $132,437  $113,938  $ 94,199  $    71   $(74,579)     $266,066
                                     ========  ========  ========  =======   ========      ========

Operating income (loss)              $ 14,116  $  2,244  $    634  $(5,699)  $      -      $ 11,295
Interest expense                                                                             (6,143)
Interest income                                                                                 338
                                                                                           --------
Earnings before income taxes                                                               $  5,490
                                                                                           ========

Depreciation and amortization        $  4,291  $  2,882  $    641  $   556   $      -      $  8,370
Capital expenditures                 $  1,180  $  1,240  $    246  $    13   $      -      $  2,679

     Disclosures regarding the Company's reportable segments with reconciliations to consolidated totals for the six months ended
June 30, 2001 and 2000, are presented below.

                                     As of and for the Six Months Ended June 30, 2001  (In thousands)
                                     ----------------------------------------------------------------
                                     Refining   Retail   Phoenix            Reconciling
                                       Group    Group      Fuel     Other      Items     Consolidated
                                     --------  --------  --------  -------  -----------  ------------
Customer net revenues:
  Finished products                  $147,769  $124,178  $162,760  $      -   $       -    $434,707
  Merchandise and lubricants                -    70,456    11,668         -           -      82,124
  Other                                 5,805     8,230     1,355       149           -      15,539
                                     --------  --------  --------  --------   ---------    --------
    Total                             153,574   202,864   175,783       149           -     532,370
                                     --------  --------  --------  --------   ---------    --------
Intersegment net revenues:
  Finished products                    91,214         -    46,590         -    (137,804)          -
  Other                                 7,168         -         -         -      (7,168)          -
                                     --------  --------  --------  --------   ---------    --------
    Total                              98,382         -    46,590         -    (144,972)          -
                                     --------  --------  --------  --------   ---------    --------
    Total net revenues               $251,956  $202,864  $222,373  $    149   $(144,972)   $532,370
                                     ========  ========  ========  ========   =========    ========

Operating income (loss)              $ 39,549  $  1,784  $  3,225  $(12,263)  $       -    $ 32,295
Interest expense                                                                            (12,083)
Interest income                                                                               1,050
                                                                                           --------
Earnings before income taxes                                                               $ 21,262
                                                                                           ========

Depreciation and amortization        $  7,960  $  5,920  $  1,329  $  1,043   $       -    $ 16,252
Total assets                         $229,354  $150,238  $ 75,173  $ 79,564   $       -    $534,329
Capital expenditures                 $  3,147  $    933  $    578  $    271   $       -    $  4,929


                                     For the Six Months Ended June 30, 2000            (In thousands)
                                     ----------------------------------------------------------------
                                     Refining   Retail   Phoenix            Reconciling
                                       Group    Group      Fuel     Other      Items     Consolidated
                                     --------  --------  --------  -------  -----------  ------------
Customer net revenues:
  Finished products                  $112,288  $136,455  $148,737  $      -   $       -    $397,480
  Merchandise and lubricants                -    66,009    13,346         -           -      79,355
  Other                                 4,457     8,024     1,715       169           -      14,365
                                     --------  --------  --------  --------   ---------    --------
    Total                             116,745   210,488   163,798       169           -     491,200
                                     --------  --------  --------  --------   ---------    --------
Intersegment net revenues:
  Finished products                   118,225         -    31,788         -    (150,013)          -
  Other                                 7,986         -         -         -      (7,986)          -
                                     --------  --------  --------  --------   ---------    --------
    Total                             126,211         -    31,788         -    (157,999)          -
                                     --------  --------  --------  --------   ---------    --------
    Total net revenues               $242,956  $210,488  $195,586  $    169   $(157,999)   $491,200
                                     ========  ========  ========  ========   =========    ========

Operating income (loss)              $ 20,743  $  1,086  $  2,668  $(10,222)  $       -    $ 14,275
Interest expense                                                                            (12,255)
Interest income                                                                                 739
                                                                                           --------
Earnings before income taxes                                                               $  2,759
                                                                                           ========

Depreciation and amortization        $  8,519  $  5,636  $  1,254  $  1,266   $       -    $ 16,675
Capital expenditures                 $  3,120  $  8,631  $    922  $     22   $       -    $ 12,695

NOTE 3 - EARNINGS PER SHARE:

     The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net earnings:

                                                Three Months Ended June 30,
                             -------------------------------------------------------------------
                                           2001                               2000
                             --------------------------------   --------------------------------
                                                        Per                                Per
                              Earnings      Shares     Share      Earnings     Shares     Share
                             (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount
                             ----------- ------------- ------   ----------- ------------- -------
Earnings per common
  share - basic:

  Net earnings                $ 11,953,000  8,957,684  $ 1.33     $ 3,281,000   9,150,574  $ 0.36

  Effect of dilutive
    stock options                        -     21,992       -               -      13,726       -
                              ------------  ---------  ------     -----------   ---------  ------
Earnings per common
  share - assuming dilution:

  Net earnings                $ 11,953,000  8,979,676  $ 1.33     $ 3,281,000   9,164,300  $ 0.36
                              ============  =========  ======     ===========   =========  ======

                                                  Six Months Ended June 30,
                             -------------------------------------------------------------------
                                           2001                               2000
                             --------------------------------   --------------------------------
                                                        Per                                Per
                              Earnings      Shares     Share     Earnings      Shares     Share
                             (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount
                             ----------- ------------- ------   ----------- ------------- -------
Earnings per common
  share - basic:

  Net earnings                $ 12,903,000  8,952,873  $ 1.44     $ 1,649,000   9,398,344  $ 0.18

  Effect of dilutive
    stock options                        -     13,859       -               -      13,740       -
                              ------------  ---------  ------     -----------   ---------  ------
Earnings per common
  share - assuming dilution:

  Net earnings                $ 12,903,000  8,966,732  $ 1.44     $ 1,649,000   9,412,084  $ 0.18
                              ============  =========  ======     ===========   =========  ======


     At June 30, 2001, there were 8,971,179 shares of the Company's common stock outstanding. There were no transactions subsequent to June 30, 2001, that if the transactions had occurred before June 30, 2001, would materially change the number of common shares or potential common shares outstanding as of June 30, 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS:

     On September 17, 1998, the Company loaned $4,000,000 to its Chairman and Chief Executive Officer ("CCEO"). The loan was originally evidenced by an unsecured promissory note bearing interest at the prime rate published by the Wall Street Journal on September 17, 1998 (the "Prime Rate") plus 2%. Principal and accrued interest were due and payable in one lump sum on February 28, 1999. On December 23, 1998, the Company and the CCEO entered into a revised loan agreement. The amount of the loan was increased to $5,000,000, the loan's interest rate was increased to the Prime Rate plus 3%, and the loan's maturity date was extended to February 28, 2001. An initial interest payment was made on February 28, 1999 for interest due through December 31, 1998. Subsequent interest was due and payable semi-annually on June 30 and December 31 of each year.

     The loan was modified again on March 10, 2000. The terms of the loan were revised so that all principal and interest, including interest that otherwise would have been payable on December 31, 1999, became due and payable on February 28, 2001. As security for the modified loan, the Company received a pledge by an entity owned by the CCEO (the "LLC") of a 49% equity interest in an entity that owns certain real property in north Scottsdale, Arizona (the "Real Property"). The loan was further modified on February 28, 2001 to extend the loan's maturity date to March 28, 2001. This modification reflected the fact that the Company's purchase of a parcel of land from a trust of which the CCEO is the beneficiary had not closed. A portion of the proceeds of this sale was to be used to pay the interest that became due and payable under the loan on February 28, 2001. On March 21, 2001, the Company's Board of Directors (the "Board") approved an additional two-year extension of the loan's maturity date, making all principal and interest due and payable on March 28, 2003. This extension was conditioned upon, among other things, the CCEO's payment of all interest due and payable on March 28, 2001, which was paid. In return for the extension of the loan, the CCEO provided additional security for the loan by pledging all of his equity interest in the LLC.

     The Company is aware of prior liens on the Real Property and on certain of the collateral pledged to the Company (the "Prior Liens") that relate to loans entered into by the LLC (the "LLC Loans"). On July 18, 2001, the Board was advised that the LLC was not able to make the monthly payments due and owing to its lenders (the "Lenders") in the month of July. The Board was asked to make such payments, in the approximate amount of $250,000, on behalf of the CCEO for the benefit of the LLC. The Board authorized the Company to make the July payments in order to avoid a default under the LLC Loans. Should the LLC not continue to service the first lien holder debt when due, or should other adverse circumstances arise, the Company's ability to recover all of the described amounts could be adversely affected. Additionally, the Indenture supporting the Company's senior subordinated notes due 2003, the Indenture supporting the Company's senior subordinated notes due 2007, and the Company's $65,000,000 secured Credit Agreement contain restrictive covenants that may constrain the Company's ability to take certain actions absent a waiver or other approval obtained in accordance with the terms of such documents. Accordingly, it is possible that the Company will not be able to recover all or any of the amounts due and owing from the CCEO. Should any such amounts be deemed uncollectible in the future, it could have a material adverse impact on the reporting period in which such amount was deemed uncollectible. As of June 30, 2001, accrued interest outstanding on the $5,000,000 loan was approximately $138,500.

NOTE 5 - INVENTORIES:

                                          JUNE 30,        DECEMBER 31,
----------------------------------------------------------------------
(IN THOUSANDS)                             2001               2000
----------------------------------------------------------------------
First-in, first-out ("FIFO") method:
  Crude oil                              $ 13,963            $ 17,420
  Refined products                         26,343              24,679
  Refinery and shop supplies               10,980              10,829
  Merchandise                               4,316               3,882
Retail method:
  Merchandise                               8,358               8,737
----------------------------------------------------------------------
    Subtotal                               63,960              65,547
Allowance for last-in,
  first-out ("LIFO") method                (5,368)             (8,940)
----------------------------------------------------------------------
    Total                                $ 58,592            $ 56,607
======================================================================

     The portion of inventories valued on a LIFO basis totaled $27,854,000 and $28,319,000 at June 30, 2001 and December 31, 2000, respectively. The following data will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at June 30, 2001 and 2000, net earnings and diluted earnings per share for the three months ended June 30, 2001 and 2000, would have been (lower) higher by $(342,000) and $(0.04), and $459,000 and $0.05, respectively, and net earnings and diluted earnings per share for the six months ended June 30, 2001 and 2000 would have been (lower) higher by $(2,144,000) and $(0.24), and $2,912,000 and $0.31, respectively.

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

NOTE 6 - LONG-TERM DEBT:

     The Company has issued $150,000,000 of 9% senior subordinated notes due 2007 (the "9% Notes") and $100,000,000 of 9 3/4% senior subordinated notes due 2003 (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"). The Indentures supporting the Notes contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, to incur or guarantee debt, to pay dividends, to repurchase shares of the Company's common stock, to sell certain assets or subsidiary stock, to engage in certain mergers, to engage in certain transactions with affiliates or to alter the Company's current line of business. In addition, subject to certain conditions, the Company is obligated to offer to purchase a portion of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, the Company would be required to offer to purchase all of the Notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At June 30, 2001, the Company was in compliance with the restrictive covenants relating to the Notes.

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

     The Company has a $65,000,000 secured Credit Agreement (the "Credit Agreement") with a group of banks that expires December 23, 2001. This Credit Agreement, a revolving loan agreement, is primarily a working capital and letter of credit facility and is secured by eligible accounts receivable and inventories as defined in the Credit Agreement. In addition, the Company is able to borrow up to $9,000,000 to exercise its purchase rights in connection with certain service station/convenience stores that are currently subject to capital lease obligations, and up to $10,000,000 for other acquisitions as defined in the Credit Agreement. The availability of funds under this facility is the lesser of (i) $65,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At June 30, 2001, the availability of funds under the Credit Agreement was $65,000,000. There were no direct borrowings outstanding under this facility at June 30, 2001 or July 31, 2001, and there were approximately $3,747,000 of irrevocable letters of credit outstanding on each date. At December 31, 2000, there were no direct borrowings outstanding under this facility.

     The interest rate applicable to the Credit Agreement is tied to various short-term indices. At June 30, 2001, this rate was approximately 5.75% per annum. The Company is required to pay a quarterly commitment fee ranging from 0.325% to 0.500% per annum of the unused amount of the facility. The exact rate depends on meeting certain conditions in the Credit Agreement.

     The Credit Agreement contains certain restrictive covenants that require the Company to, among other things, maintain a minimum consolidated net worth, a minimum interest coverage ratio and a maximum capitalization ratio. It also places limits on investments, dispositions of assets, prepayments of senior subordinated debt, guarantees, liens and restricted payments. At June 30, 2001, the Company was in compliance with the Credit Agreement's restrictive covenants. The Credit Agreement is guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries.

     The Company is currently in discussions with a group of banks to replace the Credit Agreement with a new secured Credit Agreement.

     The Company also had approximately $7,917,000 of capital lease obligations outstanding at June 30, 2001, which require annual lease payments of approximately $895,000, all of which are recorded as interest expense. The Company intends to purchase the assets associated with these lease obligations pursuant to options to purchase during the remaining lease period of approximately six years for $7,917,000, of which $2,000,000 has been paid in advance and is recorded in "Other Assets" in the Company's Consolidated Balance Sheets.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

     Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company's business, including those matters described below, are pending against the Company and certain of its subsidiaries. Certain of these matters involve or may involve significant claims for compensatory, punitive or other damages. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at June 30, 2001, that may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company's recorded accruals should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of these matters could result in a material adverse effect on the Company's results of operations for a particular reporting period.

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

     On June 11, 2001, the Company filed claims against the United States Defense Energy Support Center ("DESC") in connection with jet fuel that the Company sold to DESC from 1983 through 1994. The Company asserted that the DESC underpaid for the jet fuel, in the approximate amount of $17,000,000. The Company believes that its claims are supported by recent federal court decisions, including decisions from the United States Claims Court, dealing with contract provisions similar to those contained in the contracts that are the subject of the Company's claims. Due to the preliminary nature of this matter, however, there can be no assurance that the Company will ultimately prevail in this matter or, if successful, when any payment would be received. Accordingly, the Company has not recorded any amounts on its books relating to this matter.

     The Company received a Notice of Violation ("NOV") in 1993 from the New Mexico Environment Department ("NMED"), alleging that the Company failed to comply with certain notification requirements contained in one of the permits applicable to the Ciniza refinery's land treatment facility. The Company subsequently reached agreement with NMED for the closure of the land treatment facility, and NMED has issued a post-closure care permit for the facility. The Company anticipates incurring closure and post-closure expenses in the approximate amount of $250,000 over a 30-year period, which amount is included in the Company's environmental reserve.

     The Company has received a NOV from NMED, dated July 18, 2000, in connection with its Bloomfield refinery. The NOV alleges that the Company violated air quality regulations at the refinery, as well as a condition of an air quality permit. The NOV represents that the NMED is willing to settle this matter for approximately $146,000. The Company has contested the NOV. The Company understands that the allegations contained in the NOV have been included in a Compliance Order for the Company's Bloomfield Refinery, addressed below, which replaces the NOV.

     On June 13, 2001, the Company received two Compliance Orders ("Orders") from the NMED in connection with alleged violations of air regulations at the Company's Ciniza Refinery. The Orders allege violations discovered during NMED inspections in 1999 and 2000. The civil penalties assessed in connection with both Orders total approximately $200,000. The NMED has represented that it is willing to settle both Orders for $145,000. On July 13, 2001, the Company filed a Request for Hearing and Answer with respect to each Order.

     On June 14, 2001, the Company received two Orders from the NMED in connection with alleged violations of air regulations at the Company's Bloomfield Refinery. The Orders allege violations discovered during NMED inspections in 1999 and 2000. The civil penalties assessed in connection with both Orders total approximately $350,000. The NMED has represented that it is willing to settle both Orders for $250,000. On July 13, 2001, the Company filed a Request for Hearing and Answer with respect to each Order.

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

     In the federal complaint, the State seeks monetary damages under CERCLA for all past, present and future damages to natural resources, plus interest, costs and attorneys' fees. The State complaint contains state law claims for trespass, public nuisance, interference with natural resources held in trust by the State, negligence, strict liability, unjust enrichment and punitive damages. The State seeks various monetary damages in connection with these claims, including natural resources damages, loss of use of property and natural resources, loss of tax revenues, lost profits, punitive damages and attorneys' fees and costs. Since its original filing, the State complaint has been removed to federal court and consolidated with the CERCLA action.

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

     Texaco agreed to defend, indemnify, reimburse and hold the Company harmless from and against all claims and damages arising from, or caused by, pre-closing contamination at the Albuquerque Terminal. Texaco has acknowledged this obligation, subject to any evidence that alleged releases resulted from the Company's operations. In the first quarter of 2001, the State filed an amended complaint in the CERCLA and state law actions in which it alleges what it contends are releases by the Company during its ownership and operation of the Albuquerque Terminal. The Company has denied that it has had any releases that have contributed to soil and groundwater contamination at the South Valley Superfund Site. During the second quarter of 2001, the Court advised the Company that it will be dismissed from the state law complaint, and the Company is waiting for a written order to that effect. The Company believes that any environmental damages associated with the South Valley Superfund Site relate to releases that predate the Company's acquisition of the Albuquerque Terminal and, accordingly, does not believe that it needs to record a liability in connection with the consolidated lawsuit.

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

     In connection with the acquisition of the Bloomfield refinery, the Company assumed certain environmental obligations, including Bloomfield Refining Company's ("BRC") obligations under an administrative order issued by EPA in 1992 pursuant to the Resource Conservation and Recovery Act (the "Order"). The Order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. The Company established an environmental reserve of approximately $2,250,000 in connection with this matter. In 2000, OCD approved the groundwater discharge permit for the refinery, which included an abatement plan that addressed the Company's environmental obligations under the Order. The abatement plan reflects new information relating to the site as well as remediation methods that originally were not contemplated in connection with the Order. The Company has asked EPA to accept the measures specified in the abatement plan as the appropriate corrective action remedy under the Order and has further requested that EPA delegate its corrective action oversight authority to the State. Adoption of the abatement plan as the appropriate corrective action remedy would significantly reduce the Company's corrective action costs. The Company estimates that remediation expenses associated with the abatement plan will be in the range of approximately $50,000 to $100,000, and will be incurred over a period of approximately 30 years. If the Company's requests are not granted, the Company estimates that remaining remediation expenses could range as high as $1,000,000 and the Company's environmental reserve for this matter now reflects that amount. If the requests are granted, the Company anticipates that the reserve will be reduced.

     The Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank (the "Tank") that was located in Bloomfield, New Mexico. The Company believes that all or a portion of the Tank and the 5.5 acres owned by the Company on which the Tank was located may have been a part of a refinery, owned by various other parties, that, to the Company's knowledge, ceased operations in the early 1960s. The Company submitted a work plan to define the extent of petroleum contamination in the soil and groundwater, which was approved by OCD subject to certain conditions. One of the conditions required the Company to submit a comprehensive report on all site investigations to OCD by January 14, 2000. The Company filed the required report on January 13, 2000. Based upon the report, it appears possible that contaminated groundwater is contained within the property boundaries and does not extend offsite. The Company anticipates that OCD will not require remediation of offsite soil based upon the low contaminant levels found there. On May 19, 2000, OCD approved the Company's work plan with certain conditions. In the course of conducting the cleanup approved by OCD, it was discovered that the extent of the contamination was greater than had been anticipated. The Company received approval to conduct a pilot bioventing project to address remaining contamination at the site, which was completed on June 26, 2001, at a cost of approximately $15,000. Based on the results of the pilot project, the Company will be submitting a remediation plan to OCD that will propose the use of bioventing to address remaining contamination. The Company anticipates that it would incur approximately $150,000 in remediation expenses in connection with this plan over a period of one to two years. If the Company's plan is not approved, the Company cannot reasonably estimate remaining remediation costs because, among other reasons, it does not know what remediation technology would be approved by OCD for use at the site. The Company previously estimated that cleanup expenses associated with the site would cost $250,000 and an environmental reserve in that amount was created, of which approximately $55,000 remains.

     At June 30, 2001, the Company had an environmental liability accrual of approximately $2,100,000. This accrual is for the following projects:
(i) closure of the Ciniza refinery land treatment facility, including post-closure expenses, (ii) the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of the Company's inactive Farmington refinery, (iii) environmental obligations assumed in connection with the acquisition of the Bloomfield refinery, (iv) hydrocarbon contamination on and adjacent to the 5.5 acres that the Company owns in Bloomfield, New Mexico, and (v) the closure of certain solid waste management units at the Ciniza refinery, which is being conducted in accordance with the refinery's Resource Conservation and Recovery Act permit. The environmental accrual is recorded in the current and long-term sections of the Company's Consolidated Balance Sheets.

NOTE 8 - SUBSEQUENT EVENT:

     In December 1998, the Company and FFCA Capital Holding Corporation ("FFCA") completed a sale-leaseback transaction in which the Company sold 83 service station/convenience stores to FFCA and leased them back. In the second half of 1999, the Company repurchased 24 of the service station/convenience stores. In July 2001, the Company repurchased the remaining 59 service station/convenience stores for approximately $38,100,000, which was the original selling price, plus closing costs. The repurchase of these service station/convenience stores will reduce the Company's lease expense by approximately $4,500,000 annually, while depreciation expense will increase approximately $2,800,000 annually because of the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                         THREE MONTHS           SIX MONTHS
                                        ENDED JUNE 30,         ENDED JUNE 30,
---------------------------------------------------------------------------------
                                       2001        2000        2001        2000
---------------------------------------------------------------------------------
Net revenues                         $ 281,158   $ 266,066   $ 532,370  $ 491,200
Cost of products sold                  209,856     210,501     410,265    388,423
---------------------------------------------------------------------------------
Gross margin                            71,302      55,565     122,105    102,777

Operating expenses                      29,140      29,504      58,220     59,029
Depreciation and amortization            8,139       8,370      16,252     16,675
Selling, general and
  administrative expenses                8,755       6,396      15,338     12,798
---------------------------------------------------------------------------------
Operating income                        25,268      11,295      32,295     14,275

Interest expense, net                    5,553       5,805      11,033     11,516
---------------------------------------------------------------------------------
Earnings before income taxes            19,715       5,490      21,262      2,759

Provision for income taxes               7,762       2,209       8,359      1,110
---------------------------------------------------------------------------------
Net earnings                         $  11,953   $   3,281   $  12,903  $   1,649
=================================================================================

Net earnings per common share:
  Basic                              $    1.33   $    0.36   $    1.44  $    0.18
=================================================================================
  Assuming dilution                  $    1.33   $    0.36   $    1.44  $    0.18
=================================================================================

Net revenues:(1)
  Refining Group                     $ 140,766   $ 132,437   $ 251,956  $ 242,956
  Retail Group                         109,321     113,938     202,864    210,488
  Phoenix Fuel                         112,765      94,199     222,373    195,586
  Other                                     77          71         149        169
  Intersegment                         (81,771)    (74,579)   (144,972)  (157,999)
---------------------------------------------------------------------------------
  Consolidated                       $ 281,158   $ 266,066   $ 532,370  $ 491,200
=================================================================================
Income (loss) from operations:(1)
  Refining Group                     $  28,464   $  14,116   $  39,549  $  20,743
  Retail Group                           2,285       2,244       1,784      1,086
  Phoenix Fuel                           1,757         634       3,225      2,668
  Other                                 (7,238)     (5,699)    (12,263)   (10,222)
---------------------------------------------------------------------------------
  Consolidated                       $  25,268   $  11,295   $  32,295  $  14,275
=================================================================================

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

                                             THREE MONTHS          SIX MONTHS
                                            ENDED JUNE 30,        ENDED JUNE 30,
----------------------------------------------------------------------------------
                                           2001       2000       2001       2000
----------------------------------------------------------------------------------
REFINING GROUP OPERATING DATA:
  Crude Oil/NGL Throughput (BPD)           35,398     37,203     34,413     35,873
  Refinery Sourced Sales Barrels (BPD)     35,709     36,798     33,194     34,293
  Average Crude Oil Costs ($/Bbl)        $  26.28   $  27.86   $  27.06   $  27.60
  Refining Margins ($/Bbl)               $  12.27   $   7.63   $  10.41   $   7.04

RETAIL GROUP OPERATING DATA:
  Fuel Gallons Sold (000's)                55,374     60,247    106,732    120,646
  Fuel Margins ($/gal)                   $  0.168   $  0.177   $  0.160   $  0.157
  Merchandise Sales ($ in 000's)         $ 37,630   $ 36,509   $ 70,456   $ 66,009
  Merchandise Margins                        29.4%      29.0%      29.8%      29.2%
  Number of Units at End of Period            168        180        168        180

PHOENIX FUEL OPERATING DATA:
  Fuel Gallons Sold (000's)               104,229    107,389    209,149    202,899
  Fuel Margins ($/gal)                   $  0.053   $  0.041   $  0.051   $  0.049
  Lubricant Sales ($ in 000's)           $  5,422   $  6,392   $ 10,475   $ 12,101
  Lubricant Margins                          18.8%      16.6%      18.5%      16.3%

     In the second quarter of 2000, the Company changed its methodology for treating product purchased to supply Company retail operations and, as a result, certain segment information for the Refining Group is not comparable with that reported for 2000. This change in methodology had no effect on gross margin or net income.

OPERATING INCOME
----------------
     For the three months ended June 30, 2001, operating income was $25,268,000, an increase of $13,973,000 from $11,295,000 for the three months ended June 30, 2000. The increase was primarily due to a 61% increase in refinery margins, mainly due to higher selling prices and lower crude oil costs; a 30% increase in Phoenix Fuel finished product margins; and a 3% increase in retail merchandise sales with nominally higher margins quarter-to-quarter. These increases were offset in part by higher selling, general and administrative expenses ("SG&A"); a 3% decline in refinery sourced finished product sales volumes, due in part to reduced crude oil production and competitive conditions in the Four Corners area; and a 5% decline in retail fuel margins.

     For the six months ended June 30, 2001, operating income was $32,295,000, an increase of $18,020,000 from $14,275,000 for the six months ended June 30, 2000. The increase was primarily due to a 48% increase in refinery margins, for the same reasons discussed above, and a 7% increase in retail merchandise sales with nominally higher margins year-to-year. These increases were offset in part by higher SG&A expenses and a 3% decline in refinery sourced finished product sales volumes.

     The increase in operating income for the three and six months ended June 30, 2001, was primarily due to record refining margins. These record refining margins have not continued into the third quarter of 2001. The Company's future results of operations are primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses.

REVENUES
--------
     Revenues for the three months ended June 30, 2001, increased approximately $15,092,000 or 6% to $281,158,000 from $266,066,000 in the comparable 2000 period. The increase was due to, among other things, a 10% increase in refinery weighted average selling prices; an 8% increase in Phoenix Fuel weighted average selling prices; a 3% increase in retail merchandise sales; and a 6% increase in retail refined products selling prices. These increases were partially offset by a 3% decline in refinery sourced finished product sales volumes and a 6% decrease in wholesale fuel volumes sold by Phoenix Fuel to third party customers.

     The volumes of refined products sold through the Company's retail units decreased approximately 8% from period to period. The volume of finished product sold from service station/convenience stores that were in operation for a full year in each period decreased approximately 6%. These declines were due in part to increased price competition in the Company's Phoenix and Tucson markets. In addition, the Company has closed or sold 14 service station/convenience stores and opened one store since the end of the first quarter of 2000. Volumes sold from the Company's travel center declined approximately 1%.

     Revenues for the six months ended June 30, 2001, increased approximately $41,170,000 or 8% to $532,370,000 from $491,200,000 in the comparable 2000 period. The increase was due to, among other things, an 8% increase in refinery weighted average selling prices; a 7% increase in Phoenix Fuel weighted average selling prices; a 7% increase in retail merchandise sales; and a 6% increase in retail refined products selling prices. These increases were partially offset by a 3% decline in refinery sourced finished product sales volumes and 1% decline in wholesale fuel volumes sold by Phoenix Fuel to third party customers.

     The volumes of refined products sold through the Company's retail units decreased approximately 12% from period to period. The volume of finished product sold from service station/convenience stores that were in operation for a full year in each period decreased approximately 9%. These declines were due in part to increased price competition in the Company's Phoenix and Tucson markets. In addition, the Company has closed or sold 21 service station/convenience stores and opened two stores since the beginning of 2000. Volumes sold from the Company's travel center declined approximately 7%.

COST OF PRODUCTS SOLD
---------------------
     For the three months ended June 30, 2001, cost of products sold decreased approximately $645,000 to $209,856,000 from $210,501,000 in the comparable 2000 period. The decrease is due in part to a 6% decline in refinery average crude oil costs, a 3% decline in refinery sourced finished product sales volumes, and a 6% decrease in wholesale fuel volumes sold by Phoenix Fuel to third party customers. These decreases were partially offset by an 8% increase in the cost of finished products purchased by Phoenix Fuel and a 3% increase in retail merchandise sales.

     For the six months ended June 30, 2001, cost of products sold increased approximately $21,842,000 or 6% to $410,265,000 from $388,423,000 in the comparable 2000 period. The increase is due in part to a 7% increase in the cost of finished products purchased by Phoenix Fuel and a 7% increase in retail merchandise sales. These increases were partially offset by a 3% decline in refinery sourced finished product sales volumes, a 2% decline in refinery average crude oil costs, and a 1% decline in wholesale fuel volumes sold by Phoenix Fuel to third party customers.

OPERATING EXPENSES
------------------
     For the three months ended June 30, 2001, operating expenses decreased approximately $364,000 or 1% to $29,140,000 from $29,504,000 in the comparable 2000 period. For the six months ended June 30, 2001, operating expenses decreased approximately $809,000 or 1% to $58,220,000 from $59,029,000 in the comparable 2000 period. The decrease in each period is due to, among other things, reduced expenses for payroll and related costs, including operating bonuses, for retail operations, due in part to the closure of twelve retail units in the first half of 2001; and decreased payroll and related costs and repair and maintenance expenses for Phoenix Fuel. These decreases were offset in part by higher contract labor and material expenditures for the Company's refining operations.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the three months ended June 30, 2001, depreciation and amortization decreased approximately $231,000 or 3% to $8,139,000 from $8,370,000 in the comparable 2000 period. For the six months ended June 30, 2001, depreciation and amortization decreased approximately $423,000 or 3% to $16,252,000 from $16,675,000 in the comparable 2000 period. The decrease in each period is primarily related to higher refinery turnaround amortization costs in 2000, offset in part by increased depreciation related to newly acquired service station/convenience stores, and construction, remodeling and upgrades in retail and refining operations, during 2000 and 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     For the three months ended June 30, 2001, SG&A expenses increased approximately $2,359,000 or 37% to $8,755,000 from $6,396,000 in the comparable 2000 period. For the six months ended June 30, 2001, SG&A expenses increased approximately $2,540,000 or 20% to $15,338,000 from $12,798,000 in the comparable 2000 period. The increase in each period is primarily due to expense accruals for bonuses to be paid under the Company's management incentive bonus plan if certain year-end profit objectives are met and higher workers' compensation costs. Expenditures incurred in each 2000 period included certain strategic planning costs and, in addition, for the six month period, severance pay costs incurred in the first quarter of 2000 relating to a reorganization and staff reduction program.

INTEREST EXPENSE, NET
---------------------
     For the three months ended June 30, 2001, net interest expense (interest expense less interest income) decreased approximately $252,000 or 4% to $5,553,000 from $5,805,000 in the comparable 2000 period. For the six months ended June 30, 2001, net interest expense decreased approximately $483,000 or 4% to $11,033,000 from $11,516,000 in the comparable 2000 period. The decrease in each period is due in part to an increase in interest and investment income from the investment of funds in short-term instruments, and additional interest expense in 2000 related to borrowings from the Company's revolving credit facility.

INCOME TAXES
------------
     The effective tax rate for the three and six months ended June 30, 2001 was approximately 39.3% and for the three and six months ended June 30, 2000 was approximately 40.2%.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS
-------------------------
     Operating cash flows increased for the six months ended June 30, 2001, compared to the six months ended June 30, 2000, primarily as a result of an increase in cash flows related to changes in operating assets and liabilities in each period, along with an increase in net earnings in 2001. Net cash provided by operating activities totaled $41,767,000 for the six months ended June 30, 2001, compared to $2,260,000 in the comparable 2000 period.

WORKING CAPITAL
---------------
     Working capital at June 30, 2001 consisted of current assets of $178,581,000 and current liabilities of $98,818,000, or a current ratio of 1.81:1. At December 31, 2000, the current ratio was 1.49:1 with current assets of $165,184,000 and current liabilities of $110,690,000.

     Current assets have increased since December 31, 2000, primarily due to an increase in cash and cash equivalents. This increase was offset in part by a decrease in accounts receivable. Accounts receivable have decreased primarily due to a reduction in Phoenix Fuel and refinery trade receivable balances outstanding, although sales prices have increased. In addition, there was a reduction in certain excise tax refunds receivable.

     Current liabilities have decreased due to a decrease in accounts payable and accrued expenses. Accounts payable have decreased primarily as a result of two months of natural gas liquids purchases being included in accounts payable at December 31, 2000, due to the timing of year end payments; a reduction in finished product purchases for the Refinery Group; and a decrease in crude oil acquisition costs. These decreases were partially offset by an increase in Phoenix Fuel's trade payables. Accrued expenses have decreased primarily as a result of the payment of the final accrued contingent payment related to the 1995 acquisition of the Company's Bloomfield refinery, the payment of 2000 accrued bonuses and 401(k) Company matching contributions, a decrease in certain excise taxes payable, and reduced payroll accruals. These decreases were offset in part by accruals for 2001 management incentive and operating bonuses, Company 401(k) matching contributions, and ESOP contributions.

CAPITAL EXPENDITURES AND RESOURCES
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment totaled approximately $4,929,000 for the six months ended June 30, 2001. Expenditures were primarily for operational and environmental projects for the refineries and retail operation upgrades. The Company has budgeted approximately $24,000,000 for capital expenditures in 2001, excluding any potential acquisitions and the Bloomfield contingent payment discussed below.

     The Company received proceeds of approximately $521,000 from the sale of property, plant and equipment in the first half of 2001. In addition, the Company recorded the disposition of approximately $4,300,000 of fully depreciated assets.

     In October 1995, the Company completed the purchase of the Bloomfield refinery. The purchase agreement provided for potential contingent payments of approximately $35,000,000 to be made over approximately six years from the acquisition date, not to exceed a net present value of $25,000,000 as of October 1995, should certain criteria be met. The contingent payments were considered additional purchase price, were allocated to the appropriate assets and are being amortized over their remaining useful lives. In the first quarter of 2001, the Company made the final payment of approximately $5,139,000 required under the purchase agreement.

     On January 25, 2001, the Company's Board of Directors accepted an offer from its Chairman and Chief Executive Officer ("CCEO"), on behalf of a trust of which the CCEO is the beneficiary, to sell a parcel of land (the "Jomax Property") to the Company, or to a company affiliated with the Company, for the lesser of $5,000,000 or the Jomax Property's appraised value. The Jomax Property was subsequently sold to the Company for $5,000,000 plus closing costs. A portion of the proceeds from the sale were used by the CCEO to pay all interest due and payable on March 28, 2001 under the terms of the Company's outstanding loan to the CCEO. The trust has an option, exercisable for a period of two years, to repurchase the property at the greater of the amount paid by the Company to purchase the property and the property's appraised value. The trust also has a right of first refusal, exercisable for a period of two years, to repurchase the property on the same terms as contained in a bona fide offer from a bona fide purchaser. This right must be exercised by the trust within three business days after receipt of written notice of the offer from the Company. The property is recorded as "Assets Held for Sale" in "Other Assets" in the Company's Consolidated Balance Sheet at June 30, 2001.

     In December 1998, the Company and FFCA Capital Holding Corporation ("FFCA") completed a sale-leaseback transaction in which the Company sold 83 service station/convenience stores to FFCA and leased them back. In the second half of 1999, the Company repurchased 24 of the service station/convenience stores. In July 2001, the Company repurchased the remaining 59 service station/convenience stores for approximately $38,100,000, which was the original selling price, plus closing costs. The repurchase of these service station/convenience stores will reduce the Company's lease expense by approximately $4,500,000 annually, while depreciation expense will increase approximately $2,800,000 annually because of the transaction.

     In the first half of 2001, the Company closed 12 non-strategic or underperforming retail units. In March 2001, the Company completed an evaluation of its retail assets. The Company has identified approximately 60 retail units that are non-strategic or are underperforming for possible sale, although the units had positive cash flow in 2000. These 60 retail units include approximately 30 Company-operated units that the Company reacquired from FFCA. In the second quarter of 2001, the Company initiated a program to determine the level of interest in the marketplace for potential sale of the assets. The Company has received a number of inquiries regarding the sale of some of the units and is in the process of negotiating with a number of parties. In the interim, the Company will continue to operate these units. There is no assurance that any of these units will be sold, as their sale is contingent upon, among other things, the receipt of acceptable offers.

     The Company continues to investigate other strategic acquisitions as well as capital improvements to its existing facilities. The amount of capital projects that are actually undertaken in 2001 will depend on, among other things, identifying and consummating acceptable acquisitions, general business conditions and results of operations. The Company is also evaluating the possible sale or exchange of other non-strategic or underperforming assets, in addition to the retail assets discussed above.

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

CAPITAL STRUCTURE
-----------------
     At June 30, 2001 and December 31, 2000, the Company's long-term debt was 64.7% and 66.9% of total capital, respectively, and the Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 59.2% and 64.4%, respectively.

     The Company's capital structure includes $150,000,000 of 9% senior subordinated notes due 2007 (the "9% Notes") and $100,000,000 of 9 3/4% senior subordinated notes due 2003 (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"). The Indentures supporting the Notes contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, to incur or guarantee debt, to pay dividends, to repurchase shares of the Company's common stock, to sell certain assets or subsidiary stock, to engage in certain mergers, to engage in certain transactions with affiliates or to alter the Company's current line of business. At June 30, 2001, the Company was in compliance with the restrictive covenants relating to these Notes.

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

     The Company has a $65,000,000 secured Credit Agreement (the "Credit Agreement") that expires December 23, 2001, with a group of banks. This Credit Agreement, a revolving loan agreement, is primarily a working capital and letter of credit facility and is secured by eligible accounts receivable and inventories as defined in the Credit Agreement. The Credit Agreement allows the Company to borrow up to $9,000,000 to exercise its purchase rights in connection with certain service station/convenience stores that are currently subject to capital lease obligations, and up to $10,000,000 for other acquisitions as defined in the Credit Agreement. The availability of funds under this facility is the lesser of (i) $65,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At June 30, 2001, the availability of funds under the Credit Agreement was $65,000,000. There were no direct borrowings outstanding under this facility at June 30, 2001 or July 31, 2001, and there were approximately $3,747,000 of irrevocable letters of credit outstanding on each date.

     The interest rate applicable to the Credit Agreement is tied to various short-term indices. At June 30, 2001, this rate was approximately 5.75% per annum. The Company is required to pay a quarterly commitment fee ranging from 0.325% to 0.500% per annum of the unused amount of the facility. The exact rate depends on meeting certain conditions in the Credit Agreement.

     The Credit Agreement contains certain restrictive covenants which require the Company to, among other things, maintain a minimum consolidated net worth, a minimum interest coverage ratio, and a maximum capitalization ratio. It also places limits on investments, dispositions of assets, prepayments of senior subordinated debt, guarantees, liens, and restricted payments. At June 30, 2001, the Company was in compliance with the Credit Agreement's restrictive covenants. The Credit Agreement is guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries.

     The Company is currently in discussions with a group of banks to replace the Credit Agreement with a new secured Credit Agreement.

     The Company's Board of Directors has authorized the repurchase of up to 2,500,000 shares of the Company's common stock. These purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. The Company did not repurchase any shares of its common stock under this program in the first half of 2001. From the inception of the stock repurchase program, the Company has repurchased 2,165,266 shares for approximately $22,042,000, resulting in a weighted average cost of $10.18 per share. The repurchased shares are treated as treasury shares.

     Shares repurchased under the Company's program are available for a number of corporate purposes. The number of shares actually repurchased will be dependent upon market conditions and existing debt covenants, and there is no guarantee as to the exact number of shares to be repurchased by the Company. The Company may discontinue the program at any time without notice.

     The Company's Board of Directors suspended the payment of cash dividends on common stock in the fourth quarter of 1998 and has no plans to reinstate such dividends. The payment of future dividends is subject to declaration by the Company's Board of Directors and compliance with certain debt covenants.

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

     The Company had no open commodity futures or options contracts at June 30, 2001.

     Additionally, the Company's Credit Agreement is floating-rate debt tied to various short-term indices. As a result, the Company's annual interest costs associated with this debt may fluctuate. At June 30, 2001, however, there were no direct borrowings outstanding under this Credit Agreement.

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133." There was no effect on the Company's financial position, results of operations or cash flows as a result of adopting SFAS No. 133.

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

      At June 30, 2001 and December 31, 2000, the Company had no hedging strategies in place as defined in SFAS No. 133, as amended.

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

OTHER
-----
     As previously discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, on September 17, 1998, the Company loaned $4,000,000 to its Chairman and Chief Executive Officer ("CCEO"). The loan was originally evidenced by an unsecured promissory note bearing interest at the prime rate published by the Wall Street Journal on September 17, 1998 (the "Prime Rate") plus 2%. Principal and accrued interest were due and payable in one lump sum on February 28, 1999. On December 23, 1998, the Company and the CCEO entered into a revised loan agreement. The amount of the loan was increased to $5,000,000, the loan's interest rate was increased to the Prime Rate plus 3%, and the loan's maturity date was extended to February 28, 2001. An initial interest payment was made on February 28, 1999 for interest due through December 31, 1998. Subsequent interest was due and payable semi-annually on June 30 and December 31 of each year.

     The loan was modified again on March 10, 2000. The terms of the loan were revised so that all principal and interest, including interest that otherwise would have been payable on December 31, 1999, became due and payable on February 28, 2001. As security for the modified loan, the Company received a pledge by an entity owned by the CCEO (the "LLC") of a 49% equity interest in an entity that owns certain real property in north Scottsdale, Arizona (the "Real Property"). The loan was further modified on February 28, 2001 to extend the loan's maturity date to March 28, 2001. This modification reflected the fact that the Company's purchase of a parcel of land from a trust of which the CCEO is the beneficiary had not closed. A portion of the proceeds of this sale was to be used to pay the interest that became due and payable under the loan on February 28, 2001. On March 21, 2001, the Company's Board of Directors (the "Board") approved an additional two-year extension of the loan's maturity date, making all principal and interest due and payable on March 28, 2003. This extension was conditioned upon, among other things, the CCEO's payment of all interest due and payable on March 28, 2001, which was paid. In return for the extension of the loan, the CCEO provided additional security for the loan by pledging all of his equity interest in the LLC.

     The Company is aware of prior liens on the Real Property and on certain of the collateral pledged to the Company (the "Prior Liens") that relate to loans entered into by the LLC (the "LLC Loans"). On July 18, 2001, the Board was advised that the LLC was not able to make the monthly payments due and owing to its lenders (the "Lenders") in the month of July. The Board was asked to make such payments, in the approximate amount of $250,000, on behalf of the CCEO for the benefit of the LLC. The Board authorized the Company to make the July payments in order to avoid a default under the LLC Loans. Should the LLC not continue to service the first lien holder debt when due, or should other adverse circumstances arise, the Company's ability to recover all of the described amounts could be adversely affected. Additionally, the Indenture supporting the Company's senior subordinated notes due 2003, the Indenture supporting the Company's senior subordinated notes due 2007, and the Company's $65,000,000 secured Credit Agreement contain restrictive covenants that may constrain the Company's ability to take certain actions absent a waiver or other approval obtained in accordance with the terms of such documents. Accordingly, it is possible that the Company will not be able to recover all or any of the amounts due and owing from the CCEO. Should any such amounts be deemed uncollectible in the future, it could have a material adverse impact on the reporting period in which such amount was deemed uncollectible. As of June 30, 2001, accrued interest outstanding on the $5,000,000 loan was approximately $138,500.

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

     As previously discussed in the Company's Quarterly Report on Form 10-Q for the first quarter of 2001, the Company is pursuing claims against the United States Defense Energy Support Center ("DESC"). On June 11, 2001, the Company filed claims against DESC in connection with jet fuel that the Company sold to DESC from 1983 through 1994. The Company asserted that the DESC underpaid for the jet fuel, in the approximate amount of $17,000,000. The Company believes that its claims are supported by recent federal court decisions, including decisions from the United States Claims Court, dealing with contract provisions similar to those contained in the contracts that are the subject of the Company's claims. Due to the preliminary nature of this matter, however, there can be no assurance that the Company will ultimately prevail in this matter or, if successful, when any payment would be received. Accordingly, the Company has not recorded any amounts on its books relating to this matter.

     As previously discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and in the Company's Quarterly Report on Form 10-Q for the first quarter of 2001, the Company has received a Notice of Violation ("NOV") from NMED, dated July 18, 2000, in connection with its Bloomfield refinery. The NOV alleges that the Company violated air quality regulations at the refinery, as well as a condition of an air quality permit. The NOV represents that the NMED is willing to settle this matter for approximately $146,000. The Company has contested the NOV. The Company understands that the allegations contained in the NOV have been included in a Compliance Order for the Company's Bloomfield Refinery, addressed below, which replaces the NOV.

     On June 13, 2001, the Company received two Compliance Orders ("Orders") from the NMED in connection with alleged violations of air regulations at the Company's Ciniza Refinery. The Orders allege violations discovered during NMED inspections in 1999 and 2000. The civil penalties assessed in connection with both Orders total approximately $200,000. The NMED has represented that it is willing to settle both Orders for $145,000. On July 13, 2001, the Company filed a Request for Hearing and Answer with respect to each Order.

     On June 14, 2001, the Company received two Orders from the NMED in connection with alleged violations of air regulations at the Company's Bloomfield Refinery. The Orders allege violations discovered during NMED inspections in 1999 and 2000. The civil penalties assessed in connection with both Orders total approximately $350,000. The NMED has represented that it is willing to settle both Orders for $250,000. On July 13, 2001, the Company filed a Request for Hearing and Answer with respect to each Order.

     As previously discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and in the Company's Quarterly Report on Form 10-Q for the first quarter of 2001, on October 1, 1999, the State of New Mexico (the "State") filed a lawsuit in the United States District Court for the District of New Mexico, and a separate lawsuit in the Second Judicial District Court, County of Bernalillo, State of New Mexico, against numerous entities, including General Electric Company, ACF Industries, Inc., Chevron Corporation, Texaco Refining and Marketing, Inc., Phillips Petroleum Company, Ultramar Diamond Shamrock Corporation, the United States Department of Energy, the United States Department of Defense, the United States Air Force and the Company. The lawsuits relate to alleged releases of pollutants at the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") South Valley Superfund Site in Albuquerque, New Mexico (the "South Valley Superfund Site"). The South Valley Superfund Site includes contamination that allegedly originated from a number of facilities, including a GE Aircraft Engines/U.S. Air Force facility and a petroleum products terminal (the "Albuquerque Terminal") that was acquired by the Company in 1995 from Texaco Refining and Marketing, Inc. ("Texaco"). The lawsuits allege that the defendants released or threatened to release hazardous substances into the environment, causing injury to surface water, groundwater and soil at the South Valley Superfund Site, which are natural resources of the State.

     In the federal complaint, the State seeks monetary damages under CERCLA for all past, present and future damages to natural resources, plus interest, costs and attorneys' fees. The State complaint contains state law claims for trespass, public nuisance, interference with natural resources held in trust by the State, negligence, strict liability, unjust enrichment and punitive damages. The State seeks various monetary damages in connection with these claims, including natural resources damages, loss of use of property and natural resources, loss of tax revenues, lost profits, punitive damages and attorneys' fees and costs. Since its original filing, the State complaint has been removed to federal court and consolidated with the CERCLA action.

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

     Texaco agreed to defend, indemnify, reimburse and hold the Company harmless from and against all claims and damages arising from, or caused by, pre-closing contamination at the Albuquerque Terminal. Texaco has acknowledged this obligation, subject to any evidence that alleged releases resulted from the Company's operations. In the first quarter of 2001, the State filed an amended complaint in the CERCLA and state law actions in which it alleges what it contends are releases by the Company during its ownership and operation of the Albuquerque Terminal. The Company has denied that it has had any releases that have contributed to soil and groundwater contamination at the South Valley Superfund Site. During the second quarter of 2001, the Court advised the Company that it will be dismissed from the state law complaint, and the Company is waiting for a written order to that effect. The Company believes that any environmental damages associated with the South Valley Superfund Site relate to releases that predate the Company's acquisition of the Albuquerque Terminal and, accordingly, does not believe that it needs to record a liability in connection with the consolidated lawsuit.

     As previously discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and in the Company's Quarterly Report on Form 10-Q for the first quarter of 2001, the Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank (the "Tank") that was located in Bloomfield, New Mexico. The Company believes that all or a portion of the Tank and the 5.5 acres owned by the Company on which the Tank was located may have been a part of a refinery, owned by various other parties, that, to the Company's knowledge, ceased operations in the early 1960s. The Company submitted a work plan to define the extent of petroleum contamination in the soil and groundwater, which was approved by OCD subject to certain conditions. One of the conditions required the Company to submit a comprehensive report on all site investigations to OCD by January 14, 2000. The Company filed the required report on January 13, 2000. Based upon the report, it appears possible that contaminated groundwater is contained within the property boundaries and does not extend offsite. The Company anticipates that OCD will not require remediation of offsite soil based upon the low contaminant levels found there. On May 19, 2000, OCD approved the Company's work plan with certain conditions. In the course of conducting the cleanup approved by OCD, it was discovered that the extent of the contamination was greater than had been anticipated. The Company received approval to conduct a pilot bioventing project to address remaining contamination at the site, which was completed on June 26, 2001, at a cost of approximately $15,000. Based on the results of the pilot project, the Company will be submitting a remediation plan to OCD that will propose the use of bioventing to address remaining contamination. The Company anticipates that it would incur approximately $150,000 in remediation expenses in connection with this plan over a period of one to two years. If the Company's plan is not approved, the Company cannot reasonably estimate remaining remediation costs because, among other reasons, it does not know what remediation technology would be approved by OCD for use at the site. The Company previously estimated that cleanup expenses associated with the site would cost $250,000 and an environmental reserve in that amount was created, of which approximately $55,000 remains.

     At June 30, 2001, the Company had an environmental liability accrual of approximately $2,100,000. This accrual is for the following projects:
(i) closure of the Ciniza refinery land treatment facility, including post-closure expenses, (ii) the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of the Company's inactive Farmington refinery, (iii) environmental obligations assumed in connection with the acquisition of the Bloomfield refinery, (iv) hydrocarbon contamination on and adjacent to the 5.5 acres that the Company owns in Bloomfield, New Mexico, and (v) the closure of certain solid waste management units at the Ciniza refinery, which is being conducted in accordance with the refinery's Resource Conservation and Recovery Act permit. The environmental accrual is recorded in the current and long-term sections of the Company's Consolidated Balance Sheets.

     As previously discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and in the Company's Quarterly Report on Form 10-Q for the first quarter of 2001, the Company's refineries primarily process a mixture of high gravity, low sulfur crude oil, condensate and natural gas liquids ("NGLs"). The locally produced, high quality crude oil known as Four Corners Sweet is the primary feedstock for the refineries. The Four Corners basin is a mature production area and accordingly is subject to natural decline in production over time. In the past, this natural decline has been offset to some extent by new drilling, field workovers, and secondary recovery projects, which resulted in additional production from existing reserves. Many of these projects were cut back, however, when crude oil prices declined dramatically in 1998. Although crude oil prices have recovered from 1998 levels, a lower than anticipated allocation of capital to Four Corners basin production activities has resulted in greater than anticipated net declines in production.

     The Company's current receipts and projections of Four Corners crude oil production indicate that the Company's crude oil demand will exceed the crude oil supply that is available from local sources for the remainder of 2001. During 2001, the Company has experienced lower than anticipated receipts, at least in part as a result of the decreased production discussed above, along with production facilities maintenance. The Company has decreased production runs at its refineries from levels it would otherwise schedule as a result of shortfalls in Four Corners crude oil production and at this time anticipates that it will do so through most of the remainder of the year. The Company may increase its production runs in the future if additional crude oil or other refinery feedstocks become available, depending on demand for finished products and refining margins attainable.

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

     There is no assurance that current or projected levels of Four Corners crude oil supply for the Company's refineries will be maintained. Any significant, long-term interruption or decline in Four Corners crude oil supply, due to prices or other factors, or any significant long-term interruption of crude oil transportation systems, would have an adverse effect on the Company's operations. In addition, the Company's future results of operations are primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses.

     As previously discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and in the Company's Quarterly Report on Form 10-Q for the first quarter of 2001, an existing NGLs pipeline originating in Southeastern New Mexico was converted to a refined products pipeline in late 1999, and delivers refined products into the Albuquerque, New Mexico and the Four Corners areas. In the third quarter of 2001, the pumping capacity of the pipeline is expected to be increased. A diesel fuel terminal near Albuquerque associated with this project has been completed and a terminal expansion to include gasoline and jet fuel is expected to be completed in the third quarter of 2001. In addition, the Company is aware of a number of actions, proposals or industry discussions regarding product pipeline projects that could impact portions of its marketing areas. The completion of some or all of these projects would result in increased competition by increasing the amount of refined products potentially available in these markets, as well as improving competitor access to these areas. It also could result in new opportunities for the Company, as the Company is a net purchaser of refined products in some of these areas.

     As previously discussed in the Company's Quarterly Report on Form 10-Q for the first quarter of 2001, the Company has certain natural gas contracts for the purchase of fuel used in operating the Company's refineries that expire at the end of October 2001. The volume of natural gas purchased under these contracts is 4,500 MMBTU's per day, which represents about 90% of the Company's current natural gas needs. During the quarter ended June 30, 2001, the contracted price paid per MMBTU was substantially below what the Company would have paid in the open market. The renewal or replacement of these contracts could be at much higher rates than the current contracts and may result in significantly higher purchased fuel costs starting in the fourth quarter of 2001. The Company is exploring other alternatives that could potentially reduce its demand for natural gas.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains forward-looking statements that involve known and unknown risks and uncertainties. Forward-looking statements are identified by words or phrases such as "believes," "expects," "anticipates," "estimates," "could," "plans," "intends," variations of such words and phrases and other similar expressions. While these forward-looking statements are made in good faith and reflect the Company's current judgment regarding such matters, actual results could vary materially from the forward-looking statements. Important factors that could cause actual results to differ from forward-looking statements include, but are not limited to: economic, competitive and governmental factors affecting the Company's operations, markets, products, services and prices; declines in production of Four Corners sweet crude oil; risks associated with non-compliance with certain debt covenants or the satisfaction of financial ratios contained in such covenants; the risk that the Company may not be able to replace its current Credit Agreement on terms favorable to the Company; the adequacy of the Company's reserves, including its reserves for environmental and tax matters; the ultimate outcome of the consolidated lawsuit filed against the Company by the State of New Mexico and the Company's ultimate liability related thereto; the availability of indemnification from third parties in connection with various legal proceedings; the Company's ability to resolve alleged legal violations without the assessment of additional fines or penalties; the expansion of the Company's refining, retail and Phoenix Fuel operations through acquisition and construction; the adequacy and cost of raw material supplies; the potential effects of various pipeline projects as they relate to the Company's market area and future profitability; the risk that the Company will not be able to sell non-strategic and underperforming assets on terms favorable to the Company; the risk that the Company will not maintain refining margins sufficient to cover fixed and variable expenses; the risk that the CCEO will not be able to pay amounts that become due and payable to the Company under the terms of the Company's outstanding $5,000,000 loan to the CCEO; the risk that the LLC will not be able to service the first lien holder debt when due; the risk that adverse circumstances may occur that prevent the Company from recovering amounts that relate to the $5,000,000 loan; the risk that the Company will not be able to obtain replacement natural gas supplies on terms favorable to the Company; the Company's ability to recover some or all of the amounts specified in its claims against DESC; the risk that OCD will not approve the Company's remediation plan to address remaining contamination adjacent to the Tank that was located in Bloomfield, New Mexico; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on behalf of the Company, are expressly qualified in their entirety by the foregoing. Forward-looking statements made by the Company represent its judgment on the dates such statements are made. The Company assumes no obligation to update any forward-looking statements to reflect new or changed events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by this item is incorporated herein by reference to the section entitled "Risk Management" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2.

                                PART II

                           OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is a party to ordinary routine litigation incidental to its business. There is also hereby incorporated by reference the information regarding contingencies in Note 7 to the Unaudited Condensed Consolidated Financial Statements set forth in Item 1, Part I hereof and the discussion of certain contingencies contained in Item 2, Part 1 hereof, under the heading "Liquidity and Capital Resources - Other."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: None

(b) Reports on Form 8-K. There were no reports filed on Form 8-K for the quarter ended June 30, 2001.

                             SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.

                         GIANT INDUSTRIES, INC.


                         /s/ GARY R. DALKE
                         ------------------------------------------
                         Gary R. Dalke, Vice President,
                         Controller, Accounting Officer
                         and Assistant Secretary
                         (Principal Accounting Officer)


Date: August 9, 2001