Form 10-Q
period 2001-09-30
GIANT INDUSTRIES INC
filed 2001-11-13
CIK 856465

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001

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

                              Yes [X]    No [ ]

Number of Common Shares outstanding at October 31, 2001: 8,553,879 shares.

                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                     INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2001 (Unaudited) and December 31, 2000

          Condensed Consolidated Statements of Earnings for the Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000 (Unaudited)

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

SIGNATURE

                                  PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)

                                                  SEPTEMBER 30,  DECEMBER 31,
-----------------------------------------------------------------------------
                                                       2001         2000
-----------------------------------------------------------------------------
                                                  (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents                        $  17,821       $  26,618
  Receivables, net                                    58,410          75,547
  Inventories                                         57,995          56,607
  Prepaid expenses and other                           2,624           3,659
  Deferred income taxes                                2,753           2,753
-----------------------------------------------------------------------------
    Total current assets                             139,603         165,184
-----------------------------------------------------------------------------
Property, plant and equipment                        539,063         508,384
  Less accumulated depreciation and amortization    (205,109)       (192,234)
-----------------------------------------------------------------------------
                                                     333,954         316,150
-----------------------------------------------------------------------------
Goodwill, net                                         20,004          20,806
Other assets                                          31,560          26,425
-----------------------------------------------------------------------------
                                                   $ 525,121       $ 528,565
=============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                $     143       $     213
  Accounts payable                                    52,155          66,461
  Accrued expenses                                    34,384          44,016
-----------------------------------------------------------------------------
    Total current liabilities                         86,682         110,690
-----------------------------------------------------------------------------
Long-term debt, net of current portion               257,160         258,009
Deferred income taxes                                 33,785          27,621
Other liabilities and deferred income                  1,906           4,542
Commitments and contingencies (Notes 7 and 8)
Common stockholders' equity                          145,588         127,703
-----------------------------------------------------------------------------
                                                   $ 525,121       $ 528,565
=============================================================================

See accompanying notes to condensed consolidated financial statements.

                 GIANT INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (UNAUDITED)
                   (IN THOUSANDS EXCEPT PER SHARE DATA)

                                          THREE MONTHS              NINE MONTHS
                                       ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------
                                        2001        2000         2001        2000
-----------------------------------------------------------------------------------
Net revenues                         $ 241,228   $ 301,213    $ 773,598   $ 792,413
Cost of products sold                  181,667     240,792      591,932     629,215
-----------------------------------------------------------------------------------
Gross margin                            59,561      60,421      181,666     163,198

Operating expenses                      28,124      30,510       85,862      89,539
Depreciation and amortization            8,608       8,650       24,860      25,325
Selling, general and
  administrative expenses                7,659       7,202       22,997      20,000
Loss on asset write-offs/write-downs     1,301           -        1,783           -
-----------------------------------------------------------------------------------
Operating income                        13,869      14,059       46,164      28,334

Interest expense, net                    5,665       5,603       16,698      17,119
-----------------------------------------------------------------------------------
Earnings before income taxes             8,204       8,456       29,466      11,215

Provision for income taxes               3,069       3,441       11,428       4,551
-----------------------------------------------------------------------------------
Net earnings                         $   5,135   $   5,015    $  18,038   $   6,664
===================================================================================

Net earnings per common share:
  Basic                              $    0.57   $    0.55    $    2.01   $    0.72
===================================================================================
  Assuming dilution                  $    0.57   $    0.55    $    2.01   $    0.72
===================================================================================

See accompanying notes to condensed consolidated financial statements.

                      GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN THOUSANDS)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
-----------------------------------------------------------------------------------
                                                                2001        2000
-----------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                 $ 18,038    $  6,664
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                              24,860      25,325
      Deferred income taxes                                       6,164       1,359
      Loss on write-off/write-down of assets                      1,783           -
      Other                                                       1,237         387
      Changes in operating assets and liabilities:
        Decrease (increase) in receivables                       17,210      (5,360)
        Increase in inventories                                  (1,201)     (6,601)
        Decrease in prepaid expenses and other                    1,035       1,269
        (Decrease) increase in accounts payable                 (14,306)      8,556
        Decrease in accrued expenses                             (4,155)     (2,293)
-----------------------------------------------------------------------------------
Net cash provided by operating activities                        50,665      29,306
-----------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property, plant and equipment                    (48,144)    (18,830)
  Purchase of other assets                                       (6,589)          -
  Refinery acquisition contingent payment                        (5,139)     (5,442)
  Proceeds from sale of property, plant and equipment             1,482       4,461
-----------------------------------------------------------------------------------
Net cash used by investing activities                           (58,390)    (19,811)
-----------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds of long-term debt                                          -      68,000
  Payments of long-term debt                                       (919)    (68,161)
  Purchase of treasury stock                                       (153)    (11,670)
  Proceeds from exercise of stock options                             -         109
-----------------------------------------------------------------------------------
Net cash used by financing activities                            (1,072)    (11,722)
-----------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                        (8,797)     (2,227)
Cash and cash equivalents:
  Beginning of period                                            26,618      32,945
-----------------------------------------------------------------------------------
  End of period                                                $ 17,821    $ 30,718
===================================================================================

Non-cash Investing and Financing Activities. In the second quarter of 2001, the Company received 103,430 shares of its common stock valued at approximately $1,107,000 from its Chairman and Chief Executive Officer
("CCEO") as payment for the exercise by the CCEO of 126,601 common stock options. These shares were immediately cancelled. In the third quarter of 2001, the Company repurchased, for cash, 59 service station/convenience stores from FFCA Capital Holding Corporation ("FFCA") for approximately
$38,052,000 plus closing costs. These service station/convenience stores had been sold to FFCA in a sale-leaseback transaction completed in December 1998. Certain deferrals on the Balance Sheet relating to the sale-leaseback transaction reduced the cost basis of the assets recorded in "Property, Plant and Equipment" by approximately $1,736,000. These deferrals included a deferred gain on the original sale to FFCA and deferred lease allocations included in "Other Liabilities and Deferred
Income," and deferred costs associated with the original sale included in "Other Assets."

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, hereafter referred to as generally accepted accounting principles, for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement requires, among other things, that goodwill not be amortized, but be tested for impairment. The provisions of the Statement apply to fiscal years beginning after December 15, 2001. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) must be reported as resulting from a change in accounting principle.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel.

     SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Disclosure requirements include descriptions of asset retirement obligations and reconciliations of changes in the components of those obligations. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement defines an impairment as "the condition that exists when the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value." It develops a single accounting model for the disposal of long-lived assets, whether previously held or newly acquired. This Statement applies to recognized long-lived assets of an entity to be held and used or to be disposed of, and applies to the entire group when a long-lived asset is a part of the group. A group is defined as the lowest level of operations with identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. The Statement identifies the circumstances that apply when testing for recoverability, as well as other potential adjustments or revisions relating to recoverability. Specific guidance is provided for recognition and measurement and reporting and disclosure for long-lived assets held and used, disposed of other than by sale, and disposed of by sale. The Statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with initial application as of the beginning of the fiscal year.

     The Company is in the process of evaluating the effect that SFAS Nos. 141 through 144 will have on its financial position and results of operations.

     Certain reclassifications have been made to the 2000 financial statements to conform to the statement classifications used in 2001. These reclassifications had no effect on gross margin or net income.

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

     Operations that are not included in any of the three segments are included in the category "Other." These operations consist primarily of corporate staff operations, including selling, general and administrative expenses.

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

     Disclosures regarding the Company's reportable segments with reconciliations to consolidated totals for the three months ended
September 30, 2001 and 2000, are presented below.

                                     For the Three Months Ended September 30, 2001     (In thousands)
                                     ----------------------------------------------------------------
                                     Refining   Retail   Phoenix             Reconciling
                                       Group    Group      Fuel     Other       Items     Consolidated
                                     --------  --------  --------  --------  -----------  ------------
Customer net revenues:
  Finished products                  $ 64,074  $ 59,437  $ 65,313  $      -   $        -    $188,824
  Merchandise and lubricants                -    38,858     6,724         -            -      45,582
  Other                                 1,161     4,962       642        57            -       6,822
                                     --------  --------  --------  --------   ----------    --------
    Total                              65,235   103,257    72,679        57            -     241,228
                                     --------  --------  --------  --------   ----------    --------
Intersegment net revenues:
  Finished products                    44,303         -    19,063         -      (63,366)          -
  Other                                 5,212         -         -         -       (5,212)          -
                                     --------  --------  --------  --------   ----------    --------
    Total                              49,515         -    19,063         -      (68,578)          -
                                     --------  --------  --------  --------   ----------    --------
    Total net revenues               $114,750  $103,257  $ 91,742  $     57   $  (68,578)   $241,228
                                     ========  ========  ========  ========   ==========    ========

Operating income (loss)              $ 16,597  $  2,657  $  1,082  $ (6,467)  $        -    $ 13,869
Interest expense                                                                              (6,026)
Interest income                                                                                  361
                                                                                            --------
Earnings before income taxes                                                                $  8,204
                                                                                            ========

Depreciation and amortization        $  4,110  $  3,325  $    682  $    491   $        -    $  8,608
Capital expenditures                 $  4,015  $ 38,911  $    204  $     85   $        -    $ 43,215


                                     For the Three Months Ended September 30, 2000     (In thousands)
                                     ----------------------------------------------------------------
                                     Refining   Retail   Phoenix             Reconciling
                                       Group    Group      Fuel     Other       Items     Consolidated
                                     --------  --------  --------  --------  -----------  ------------
Customer net revenues:
  Finished products                  $ 91,744  $ 65,579  $ 91,562  $      -   $        -    $248,885
  Merchandise and lubricants                -    38,689     6,695         -            -      45,384
  Other                                 2,456     3,622       743       123            -       6,944
                                     --------  --------  --------  --------   ----------    --------
    Total                              94,200   107,890    99,000       123            -     301,213
                                     --------  --------  --------  --------   ----------    --------
Intersegment net revenues:
  Finished products                    48,041         -    24,944         -      (72,985)          -
  Other                                 3,772         -         -         -       (3,772)          -
                                     --------  --------  --------  --------   ----------    --------
    Total                              51,813         -    24,944         -      (76,757)          -
                                     --------  --------  --------  --------   ----------    --------
    Total net revenues               $146,013  $107,890  $123,944  $    123   $  (76,757)   $301,213
                                     ========  ========  ========  ========   ==========    ========

Operating income (loss)              $ 14,693  $    694  $  3,423  $ (4,751)  $        -    $ 14,059
Interest expense                                                                              (6,178)
Interest income                                                                                  575
                                                                                            --------
Earnings before income taxes                                                                $  8,456
                                                                                            ========

Depreciation and amortization        $  4,523  $  2,921  $    649  $    557   $        -    $  8,650
Capital expenditures                 $  1,770  $  3,574  $    228  $    563   $        -    $  6,135

     Disclosures regarding the Company's reportable segments with reconciliations to consolidated totals for the nine months ended
September 30, 2001 and 2000, are presented below.

                                   As of and for the Nine Months Ended September 30, 2001  (In thousands)
                                   ---------------------------------------------------------------------
                                   Refining   Retail   Phoenix            Reconciling
                                     Group    Group      Fuel     Other      Items     Consolidated
                                   --------  --------  --------  -------- -----------  ------------
Customer net revenues:
  Finished products                $211,843  $183,615  $228,073  $      -   $       -    $623,531
  Merchandise and lubricants              -   109,314    18,392         -           -     127,706
  Other                               6,966    13,192     1,997       206           -      22,361
                                   --------  --------  --------  --------   ---------    --------
    Total                           218,809   306,121   248,462       206           -     773,598
                                   --------  --------  --------  --------   ---------    --------
Intersegment net revenues:
  Finished products                 135,517         -    65,653         -    (201,170)          -
  Other                              12,380         -         -         -     (12,380)          -
                                   --------  --------  --------  --------   ---------    --------
    Total                           147,897         -    65,653         -    (213,550)          -
                                   --------  --------  --------  --------   ---------    --------
    Total net revenues             $366,706  $306,121  $314,115  $    206   $(213,550)   $773,598
                                   ========  ========  ========  ========   =========    ========

Operating income (loss)            $ 56,146  $  4,441  $  4,307  $(18,730)  $       -    $ 46,164
Interest expense                                                                          (18,109)
Interest income                                                                             1,411
                                                                                         --------
Earnings before income taxes                                                             $ 29,466
                                                                                         ========

Depreciation and amortization      $ 12,070  $  9,245  $  2,011  $  1,534   $       -    $ 24,860
Total assets                       $229,385  $179,665  $ 76,967  $ 39,104   $       -    $525,121
Capital expenditures               $  7,162  $ 39,844  $    782  $    356   $       -    $ 48,144


                                   For the Nine Months Ended September 30, 2000      (In thousands)
                                   ----------------------------------------------------------------
                                   Refining   Retail   Phoenix            Reconciling
                                     Group    Group      Fuel     Other      Items     Consolidated
                                   --------  --------  --------  -------- -----------  ------------
Customer net revenues:
  Finished products                $204,032  $202,034  $240,299  $      -   $       -    $646,365
  Merchandise and lubricants              -   104,698    20,041         -           -     124,739
  Other                               6,913    11,646     2,458       292           -      21,309
                                   --------  --------  --------  --------   ---------    --------
    Total                           210,945   318,378   262,798       292           -     792,413
                                   --------  --------  --------  --------   ---------    --------
Intersegment net revenues:
  Finished products                 166,266         -    56,732         -    (222,998)          -
  Other                              11,758         -         -         -     (11,758)          -
                                   --------  --------  --------  --------   ---------    --------
    Total                           178,024         -    56,732         -    (234,756)          -
                                   --------  --------  --------  --------   ---------    --------
    Total net revenues             $388,969  $318,378  $319,530  $    292   $(234,756)   $792,413
                                   ========  ========  ========  ========   =========    ========

Operating income (loss)            $ 35,436  $  1,780  $  6,091  $(14,973)  $       -    $ 28,334
Interest expense                                                                          (18,433)
Interest income                                                                             1,314
                                                                                         --------
Earnings before income taxes                                                             $ 11,215
                                                                                         ========

Depreciation and amortization      $ 13,042  $  8,557  $  1,903  $  1,823   $       -    $ 25,325
Capital expenditures               $  4,890  $ 12,205  $  1,150  $    585   $       -    $ 18,830

NOTE 3 - ACQUISITIONS AND ASSET WRITE-OFFS/WRITE-DOWNS

     In December 1998, the Company and FFCA Capital Holding Corporation ("FFCA") completed a sale-leaseback transaction in which the Company sold 83 service station/convenience stores to FFCA and leased them back. In the second half of 1999, the Company repurchased 24 of these service station/convenience stores. In the second quarter of 2001, FFCA approached the Company to determine whether the Company had any interest in acquiring the remaining 59 service station/convenience stores. Subsequently, in July 2001, the Company repurchased, for cash, the 59 service station/convenience stores for approximately $38,052,000, which was the original selling price, plus closing costs. Certain deferrals on the Balance Sheet relating to the sale-leaseback transaction reduced the cost basis of the assets recorded in "Property, Plant and Equipment" by approximately $1,736,000. These deferrals included a deferred gain on the original sale to FFCA and deferred lease allocations included in "Other Liabilities and Deferred Income," and deferred costs associated with the original sale included in "Other Assets." The repurchase of these service station/convenience stores will reduce the Company's lease expense by approximately $4,500,000 annually, while depreciation expense will increase approximately $2,800,000 annually because of the transaction.

     In the third quarter of 2001, the Company reclassified 10 retail service station/convenience stores with a net book value of approximately $2,186,000 from "Property, Plant and Equipment" to "Other Assets" as assets held for sale. These retail units had been closed during 2001 and are actively being marketed for sale. The units were tested for impairment in accordance with SFAS No. 121 and three units were subsequently written down in the third quarter by $530,000. In addition, three other retail units were closed in the second and third quarters and write-downs of approximately $741,000 were recorded in the third quarter. The Company is in the process of trying to lease two of these units and the third unit was returned to the lessor. The two units the Company is trying to lease were written down in accordance with SFAS No. 121. The net book value of the leasehold improvements were written off in connection with the unit returned to the lessor.

     The Company also has recorded the retirement of certain property, plant and equipment with a net book value of approximately $409,000. The Company recorded a loss for that amount in the second and third quarters.

NOTE 4 - EARNINGS PER SHARE:

     The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net earnings:

                                                Three Months Ended September 30,
                             -------------------------------------------------------------------
                                           2001                               2000
                             --------------------------------   --------------------------------
                                                        Per                                Per
                              Earnings      Shares     Share      Earnings     Shares     Share
                             (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount
                             ----------- ------------- ------   ----------- ------------- ------
Earnings per common
  share - basic:

  Net earnings               $ 5,135,000   8,964,551   $0.57     $5,015,000   9,086,099   $0.55

  Effect of dilutive
    stock options                      -      13,446       -              -       4,344       -
                             -----------   ---------   -----     ----------   ---------   -----
Earnings per common
  share - assuming dilution:

  Net earnings               $ 5,135,000   8,977,997   $0.57     $5,015,000   9,090,443   $0.55
                             ===========   =========   =====     ==========   =========   =====

                                                  Nine Months Ended September 30,
                             -------------------------------------------------------------------
                                          2001                               2000
                             --------------------------------   --------------------------------
                                                        Per                                Per
                              Earnings      Shares     Share     Earnings      Shares     Share
                             (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount
                             ----------- ------------- ------   ----------- ------------- ------
Earnings per common
  share - basic:

  Net earnings               $18,038,000   8,956,808   $2.01     $6,664,000   9,293,503   $0.72

  Effect of dilutive
    stock options                      -      13,721       -              -      10,608       -
                             -----------   ---------   -----     ----------   ---------   -----
Earnings per common
  share - assuming dilution:

  Net earnings               $18,038,000   8,970,529   $2.01     $6,664,000   9,304,111   $0.72
                             ===========   =========   =====     ==========   =========   =====

     In October 2001, the Company's Board of Directors (the "Board") directed the Company to purchase 400,000 shares of its common stock under its stock repurchase program from the CCEO for $3,520,000 or $8.80 per share. This was the closing price of the Company's common stock on the date that the conditions to purchase set by the Board were satisfied, including the receipt of necessary bank waivers and consents.

     At September 30 and October 31, 2001, there were 8,953,879 and 8,553,879 shares, respectively, of the Company's common stock outstanding. There were no transactions subsequent to September 30, 2001, other than the transaction described above, that if the transactions had occurred before September 30, 2001, would materially change the number of common shares or potential common shares outstanding as of September 30, 2001.

NOTE 5 - RELATED PARTY TRANSACTIONS:

     As discussed in Note 4, during October 2001 the Company purchased 400,000 shares of its common stock under its stock repurchase program from the CCEO.

     As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, on January 25, 2001, the Board accepted an offer from the CCEO, on behalf of a trust of which the CCEO is the beneficiary, to sell a parcel of land (the "Jomax Property") to the Company for the lesser of $5,000,000 or the Jomax Property's appraised value. In March 2001, the Jomax Property was sold to the Company for $5,000,000. The trust had an option, exercisable for a period of two years, to repurchase the property at the greater of the amount paid by the Company to purchase the property or the property's appraised value. The trust also had a right of first refusal, exercisable for a period of two years, to repurchase the property on the same terms as contained in a bona fide offer from a bona fide purchaser. On September 20, 2001, the Board directed the Company to purchase the trust's option and right of first refusal (collectively, the "Rights") for $600,000, and the Rights were subsequently sold to the Company for this price. At the time of the sale, the Company was negotiating with a potential purchaser for the sale of the Jomax Property for a price in excess of the Company's purchase price. The potential purchaser was requiring the Company to represent in the purchase and sale agreement that there were no effective options to purchase, or rights of first refusal, affecting the property. The Company's purchase of the Rights would have enabled the Company to make this representation and would have avoided any other complications associated with the Rights that potentially could have affected the sale. The potential purchaser subsequently advised the Company that it was discontinuing negotiations regarding the possible sale for the present time because general market and economic conditions, coupled with the financial uncertainties arising out of the terrorist attack on the World Trade Center and other terrorist activities that occurred on September 11, 2001, had severely depressed the real estate market. The potential purchaser has indicated that it may reapproach the Company early next year regarding the possible purchase of the property.

     In the third quarter of 2001, the Board directed the transfer to the CCEO of a life insurance policy on his life with a cash value of approximately $251,000. This policy and life insurance policies for another executive had been issued prior to the Company's going public in 1989. In connection with its determination that the policy should be transferred to the CCEO, the Board considered historical information and other relevant matters relating to the policy, including the fact that several life insurance policies on the other executive's life had previously been transferred to that executive. It is anticipated that the cash value of the life insurance policy will be considered compensation to the CCEO for tax purposes. The $251,000 cash value recorded on the Company's books was expensed by the Company in the third quarter and is included in selling, general and administrative expenses ("SG&A").

     In the third quarter of 2001, the CCEO submitted statements to the Company for reimbursement of certain expenditures made by the CCEO on behalf of the Company in the current year and prior years for which the CCEO had not previously been reimbursed. In August 2001, the Company reimbursed the CCEO approximately $204,000 in connection with such statements. It is anticipated that a substantial portion of such amount will be considered compensation to the CCEO for tax purposes. The $204,000 was expensed by the Company in the third quarter and is included in SG&A.

     In the third quarter of 2001, the Company expensed a payment of approximately $250,000 made on behalf of the Company's CCEO. This payment was previously discussed in the Company's Form 10-Q for the quarterly period ended June 30, 2001, and is included in SG&A.

NOTE 6 - INVENTORIES:

                                        SEPTEMBER 30,     DECEMBER 31,
----------------------------------------------------------------------
(IN THOUSANDS)                             2001                2000
----------------------------------------------------------------------
First-in, first-out ("FIFO") method:
  Crude oil                              $  9,439            $ 17,420
  Refined products                         29,914              24,679
  Refinery and shop supplies                9,555              10,829
  Merchandise                               4,679               3,882
Retail method:
  Merchandise                               8,457               8,737
----------------------------------------------------------------------
    Subtotal                               62,044              65,547
Allowance for last-in,
  first-out ("LIFO") method                (4,049)             (8,940)
----------------------------------------------------------------------
    Total                                $ 57,995            $ 56,607
======================================================================

     The portion of inventories valued on a LIFO basis totaled $27,149,000 and $28,319,000 at September 30, 2001 and December 31, 2000, respectively. The following data will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at September 30, 2001 and 2000, net earnings and diluted earnings per share for the three months ended September 30, 2001 and 2000, would have been (lower) higher by $(791,000) and $(0.09), and $1,767,000 and $0.19, respectively, and net earnings and diluted earnings per share for the nine months ended September 30, 2001 and 2000 would have been (lower) higher by $(2,935,000) and $(0.33), and $4,679,000 and $0.50, respectively.

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

     In the third quarter of 2001, certain higher cost refining LIFO inventory layers were liquidated resulting in a reduction of earnings of approximately $170,000 or $0.02 per share for the three and nine months ended September 30, 2001.

NOTE 7 - LONG-TERM DEBT:

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

     The Company has a $65,000,000 secured Credit Agreement (the "Credit Agreement") with a group of banks that expires December 23, 2001. This Credit Agreement, a revolving loan agreement, is primarily a working capital and letter of credit facility and is secured by eligible accounts receivable and inventories as defined in the Credit Agreement. In addition, the Company is able to borrow up to $9,000,000 to exercise its purchase rights in connection with certain service station/convenience stores that are currently subject to capital lease obligations, and up to $10,000,000 for other acquisitions as defined in the Credit Agreement. The availability of funds under this facility is the lesser of (i) $65,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At September 30, 2001, the availability of funds under the Credit Agreement was $65,000,000. There were no direct borrowings outstanding under this facility at September 30, 2001 or October 31, 2001, and there were approximately $2,750,000 of irrevocable letters of credit outstanding on each date. At December 31, 2000, there were no direct borrowings outstanding under this facility.

     The interest rate applicable to the Credit Agreement is tied to various short-term indices. At September 30, 2001, this rate was approximately 4.5% per annum. The Company is required to pay a quarterly commitment fee ranging from 0.325% to 0.500% per annum of the unused amount of the facility. The exact rate depends on meeting certain conditions in the Credit Agreement.

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

     The Company is currently in discussions with its existing bank group to replace the Credit Agreement with a new secured credit agreement. The terms and conditions are expected to be similar to those in the current Credit Agreement. The Company anticipates completing the new agreement by the end of November 2001.

     The Company also had approximately $7,103,000 of capital lease obligations outstanding at September 30, 2001, which require annual lease payments of approximately $798,000, all of which are recorded as interest expense. The Company intends to purchase the assets associated with these lease obligations pursuant to options to purchase during the remaining lease period of approximately six years for $7,103,000, of which $2,000,000 has been paid in advance and is recorded in "Other Assets" in the Company's Consolidated Balance Sheets.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

     Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company's business, including those matters described below, are pending against the Company and certain of its subsidiaries. Certain of these matters involve or may involve significant claims for compensatory, punitive or other damages. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at September 30, 2001, that may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company's recorded accruals should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of these matters could result in a material adverse effect on the Company's results of operations for a particular reporting period.

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

     On June 11, 2001, the Company filed claims against the United States Defense Energy Support Center ("DESC") in connection with jet fuel that the Company sold to DESC from 1983 through 1994. The Company asserted that the DESC underpaid for the jet fuel in the approximate amount of $17,000,000. The Company believes that its claims are supported by recent federal court decisions, including decisions from the United States Claims Court, dealing with contract provisions similar to those contained in the contracts that are the subject of the Company's claims. Due to the preliminary nature of this matter, however, there can be no assurance that the Company will ultimately prevail in this matter or, if successful, when any payment would be received. Accordingly, the Company has not recorded any amounts on its books relating to this matter.

     The Company received a Notice of Violation ("NOV") in 1993 from the New Mexico Environment Department ("NMED") alleging that the Company failed to comply with certain notification requirements contained in one of the permits applicable to the Ciniza refinery's land treatment facility. The Company subsequently reached agreement with NMED for the closure of the land treatment facility, and NMED has issued a post-closure care permit for the facility. The Company anticipates incurring closure and post-closure expenses in the approximate amount of $250,000 over a 30-year period, which amount is included in the Company's environmental reserve.

     The Company has received an NOV from NMED, dated July 18, 2000, in connection with its Bloomfield refinery. The NOV alleges that the Company violated air quality regulations at the refinery, as well as a condition of an air quality permit. The NOV represents that the NMED is willing to settle this matter for approximately $146,000. The Company has contested the NOV. The Company understands that the allegations contained in the NOV have been included in a Compliance Order for the Company's Bloomfield Refinery, addressed below, which replaces the NOV.

     In June 2001, the Company received four Compliance Orders ("Orders") from the NMED in connection with alleged violations of air regulations at the Company's Ciniza and Bloomfield refineries. The Orders allege violations discovered during NMED inspections in 1999 and 2000. The civil penalties assessed in connection with the Orders total approximately $550,000. On July 13, 2001, the Company filed a Request for Hearing and Answer with respect to each Order. The NMED subsequently reduced the civil penalty assessments to approximately $360,000 and has represented that it is willing to settle the alleged violations for $135,000. The Company is engaged in settlement negotiations with NMED.

     On October 1, 1999, the State of New Mexico (the "State") filed a lawsuit in the United States District Court for the District of New Mexico, and a separate lawsuit in the Second Judicial District Court, County of Bernalillo, State of New Mexico, against numerous entities, including General Electric Company, ACF Industries, Inc., Chevron Corporation, Texaco Refining and Marketing, Inc., Phillips Petroleum Company, Ultramar Diamond Shamrock Corporation, the United States Department of Energy, the United States Department of Defense, the United States Air Force and the Company. The lawsuits relate to alleged releases of pollutants at the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") South Valley Superfund Site in Albuquerque, New Mexico (the "South Valley Superfund Site"). The South Valley Superfund Site includes contamination that allegedly originated from a number of facilities, including a GE Aircraft Engines/U.S. Air Force facility and a petroleum products terminal (the "Albuquerque Terminal") that was acquired by the Company in 1995 from Texaco Refining and Marketing, Inc. ("Texaco"). The lawsuits alleged that the defendants released or threatened to release hazardous substances into the environment, causing injury to surface water, groundwater and soil at the South Valley Superfund Site, which are natural resources of the State.

     In the federal complaint, the State sought monetary damages under CERCLA for all past, present and future damages to natural resources, plus interest, costs and attorneys' fees. The State complaint contained state law claims for trespass, public nuisance, interference with natural resources held in trust by the State, negligence, strict liability, unjust enrichment and punitive damages. The State sought various monetary damages in connection with these claims, including natural resources damages, loss of use of property and natural resources, loss of tax revenues, lost profits, punitive damages and attorneys' fees and costs. After its original filing, the State complaint was removed to federal court and consolidated with the CERCLA action.

     Although neither complaint stated the amount of damages being sought by the State, a preliminary assessment report on alleged damages to natural resources, dated December 1998, issued by the New Mexico Office of the Natural Resources Trustee estimated these damages at $260,000,000. Liability for natural resource damages under CERCLA is joint and several such that a responsible party may be liable for all natural resource damages at a site even though it was responsible for only a small part of such damages.

     Texaco agreed to defend, indemnify, reimburse and hold the Company harmless from and against all claims and damages arising from, or caused by, pre-closing contamination at the Albuquerque Terminal. Texaco has acknowledged this obligation, subject to any evidence that alleged releases resulted from the Company's operations.

     In the first quarter of 2001, the State filed a motion for leave to file an amended complaint in which it alleged what it contended were releases by the Company during its ownership and operation of the Albuquerque Terminal. The Company denied that it has had any releases that have contributed to soil and groundwater contamination at the South Valley Superfund Site. Subsequently, during the third quarter of 2001, the Court ruled against the State's motion and further ruled that there was an insufficient basis for the Company to be a party to the litigation. Accordingly, the Company does not believe that it needs to record a liability in connection with this matter.

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

     BLM has received public comment on its proposed plan. Although the Company was given reason to believe that a final remedy for the site would be selected in 2000, that selection did not occur. The Company has been advised that the site remedy may be announced in the near future. In 1989, a consultant to the Company estimated, based on various assumptions, that the Company's share of potential liability could be approximately $1,200,000. This figure was based upon estimated Landfill remediation costs significantly higher than those being proposed by BLM. The figure also was based on the consultant's evaluation of such factors as available clean-up technology, BLM's involvement at the site and the number of other entities that may have had involvement at the site, but did not include an analysis of all of the Company's potential legal defenses and arguments, including possible setoff rights.

     Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs at a site even though the party was responsible for only a small part of such costs. Although it is possible that the Company may ultimately incur liability for clean-up costs associated with the Landfill, a reasonable estimate of the amount of this liability, if any, cannot be made at this time because, among other reasons, the final site remedy has not been selected, a number of entities had involvement at the site, allocation of responsibility among potentially responsible parties has not yet been made, and potentially applicable factual and legal issues have not been resolved. Accordingly, the Company has not recorded a liability in relation to BLM's proposed plan.

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

     In connection with the acquisition of the Bloomfield refinery, the Company assumed certain environmental obligations, including Bloomfield Refining Company's ("BRC") obligations under an administrative order issued by EPA in 1992 pursuant to the Resource Conservation and Recovery Act (the "Order"). The Order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. The Company established an environmental reserve of approximately $2,250,000 in connection with this matter. In 2000, OCD approved the groundwater discharge permit for the refinery, which included an abatement plan that addressed the Company's environmental obligations under the Order. The abatement plan reflects new information relating to the site as well as remediation methods that originally were not contemplated in connection with the Order. The Company has asked EPA to accept the measures specified in the abatement plan as the appropriate corrective action remedy under the Order and has further requested that EPA delegate its corrective action oversight authority to the State. Adoption of the abatement plan as the appropriate corrective action remedy would significantly reduce the Company's corrective action costs. The Company estimates that remediation expenses associated with the abatement plan will be in the range of approximately $50,000 to $150,000, and will be incurred over a period of approximately 30 years. If the Company's requests are not granted, the Company estimates that remaining remediation expenses could range as high as $1,000,000 and the Company's environmental reserve for this matter now reflects that amount. If the requests are granted, the Company anticipates that the reserve will be reduced.

     The Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank (the "Tank") that was located in Bloomfield, New Mexico. The Company believes that all or a portion of the Tank and the 5.5 acres owned by the Company on which the Tank was located may have been a part of a refinery, owned by various other parties, that the Company believes ceased operations in the early 1960s. The Company submitted a work plan to define the extent of petroleum contamination in the soil and groundwater, which was approved by OCD subject to certain conditions. One of the conditions required the Company to submit a comprehensive report on all site investigations to OCD by January 14, 2000. The Company filed the required report on January 13, 2000. Based upon the report, it appears possible that contaminated groundwater is contained within the property boundaries and does not extend offsite. The Company anticipates that OCD will not require remediation of offsite soil based upon the low contaminant levels found there. On May 19, 2000, OCD approved the Company's work plan with certain conditions. In the course of conducting the cleanup approved by OCD, it was discovered that the extent of the contamination was greater than had been anticipated. The Company received approval to conduct a pilot bioventing project to address remaining contamination at the site, which was completed on June 26, 2001, at a cost of approximately $15,000. Based on the results of the pilot project, the Company has submitted a remediation plan to OCD that proposes the use of bioventing to address remaining contamination. The Company anticipates that it would incur approximately $150,000 in remediation expenses in connection with this plan over a period of one to two years. If the Company's plan is not approved, the Company cannot reasonably estimate remaining remediation costs because, among other reasons, it does not know what remediation technology would be approved by OCD for use at the site. The Company previously estimated that cleanup expenses associated with the site would cost $250,000 and an environmental reserve in that amount was created, of which approximately $43,000 remains.

     At September 30, 2001, the Company had an environmental liability accrual of approximately $2,400,000. This accrual is for, among other things, the following projects: (i) closure of the Ciniza refinery land treatment facility, including post-closure expenses, (ii) the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of the Company's inactive Farmington refinery, (iii) environmental obligations assumed in connection with the acquisition of the Bloomfield refinery, (iv) hydrocarbon contamination on and adjacent to the 5.5 acres that the Company owns in Bloomfield, New Mexico, (v) the closure of certain solid waste management units at the Ciniza refinery, which is being conducted in accordance with the refinery's Resource Conservation and Recovery Act permit, and (vi) certain well closures at the Ciniza refinery. The environmental accrual is recorded in the current and long-term sections of the Company's Consolidated Balance Sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                         THREE MONTHS            NINE MONTHS
                                      ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------
                                        2001        2000        2001       2000
---------------------------------------------------------------------------------
Net revenues                         $ 241,228   $ 301,213   $ 773,598  $ 792,413
Cost of products sold                  181,667     240,792     591,932    629,215
---------------------------------------------------------------------------------
Gross margin                            59,561      60,421     181,666    163,198

Operating expenses                      28,124      30,510      85,862     89,539
Depreciation and amortization            8,608       8,650      24,860     25,325
Selling, general and
  administrative expenses                7,659       7,202      22,997     20,000
Loss on asset write-offs/write-downs     1,301           -       1,783          -
---------------------------------------------------------------------------------
Operating income                        13,869      14,059      46,164     28,334

Interest expense, net                    5,665       5,603      16,698     17,119
---------------------------------------------------------------------------------
Earnings before income taxes             8,204       8,456      29,466     11,215

Provision for income taxes               3,069       3,441      11,428      4,551
---------------------------------------------------------------------------------
Net earnings                         $   5,135   $   5,015   $  18,038  $   6,664
=================================================================================

Net earnings per common share:
  Basic                              $    0.57   $    0.55   $    2.01  $    0.72
=================================================================================
  Assuming dilution                  $    0.57   $    0.55   $    2.01  $    0.72
=================================================================================

Net revenues:(1)
  Refining Group                     $ 114,750   $ 146,013   $ 366,706  $ 388,969
  Retail Group                         103,257     107,890     306,121    318,378
  Phoenix Fuel                          91,742     123,944     314,115    319,530
  Other                                     57         123         206        292
  Intersegment                         (68,578)    (76,757)   (213,550)  (234,756)
---------------------------------------------------------------------------------
  Consolidated                       $ 241,228   $ 301,213   $ 773,598  $ 792,413
=================================================================================
Income (loss) from operations:(1)
  Refining Group                     $  16,597   $  14,693   $  56,146  $  35,436
  Retail Group                           2,657         694       4,441      1,780
  Phoenix Fuel                           1,082       3,423       4,307      6,091
  Other                                 (6,467)     (4,751)    (18,730)   (14,973)
---------------------------------------------------------------------------------
  Consolidated                       $  13,869   $  14,059   $  46,164  $  28,334
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

                                            THREE MONTHS          NINE MONTHS
                                         ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------
                                            2001       2000       2001      2000
----------------------------------------------------------------------------------
REFINING GROUP OPERATING DATA:
  Crude Oil/NGL Throughput (BPD)           35,102     37,159     34,645     36,305
  Refinery Sourced Sales Barrels (BPD)     32,830     36,890     33,071     35,165
  Average Crude Oil Costs ($/Bbl)        $  25.19   $  30.45   $  26.44   $  28.56
  Refining Margins ($/Bbl)               $   9.45   $   7.96   $  10.09   $   7.36

RETAIL GROUP OPERATING DATA:
  Fuel Gallons Sold (000's)                54,591     60,165    161,323    180,811
  Fuel Margins ($/gal)                   $  0.177   $  0.158   $  0.166   $  0.157
  Merchandise Sales ($ in 000's)         $ 38,858   $ 38,689   $109,314   $104,698
  Merchandise Margins                        27.9%      28.8%      29.1%      29.1%
  Number of Units at End of Period            165        180        165        180

PHOENIX FUEL OPERATING DATA:
  Fuel Gallons Sold (000's)                91,794    115,907    300,943    318,806
  Fuel Margins ($/gal)                   $  0.054   $  0.063   $  0.052   $  0.054
  Lubricant Sales ($ in 000's)           $  6,217   $  6,117   $ 16,692   $ 18,218
  Lubricant Margins                          15.8%      14.8%      17.5%      15.8%

     In the second quarter of 2000, the Company changed its methodology for treating product purchased to supply Company retail operations and, as a result, certain segment information for the Refining Group is not comparable with that reported for 2000. This change in methodology had no effect on gross margin or net income.

OPERATING INCOME
----------------
     For the three months ended September 30, 2001, operating income was $13,869,000, a decrease of $190,000 from $14,059,000 for the three months ended September 30, 2000. The decrease was primarily due to an 11% decline in refinery sourced finished product sales volumes, due in part to reduced crude oil production and competitive conditions in the Four Corners area; a 21% decrease in Phoenix Fuel finished product sales volumes, due in part to a slowdown in the commercial/industrial sector in the State of Arizona and increased sales volumes in the third quarter of 2000 related to increased diesel demand because of disruptions of natural gas supplies into Arizona; a 14% decline in Phoenix Fuel finished product margins; a $1,301,000 loss on the write-off/write-down of certain Refinery Group and Retail Group assets; and higher selling, general and administrative expenses ("SG&A"). These decreases were offset in part by a 19% increase in refinery margins; lower operating expenses; and a 12% increase in retail fuel margins.

     For the nine months ended September 30, 2001, operating income was $46,164,000, an increase of $17,830,000 from $28,334,000 for the nine months ended September 30, 2000. The increase was primarily due to a 37% increase in refinery margins; a decline in operating expenses; and a 4% increase in retail merchandise sales with relatively flat margins year-to-year. These increases were offset in part by a 6% decline in refinery sourced finished product sales volumes; higher SG&A expenses; a 6% decrease in Phoenix Fuel finished product sales volumes, due in part to the factors stated above, along with a 4% decline in related fuel margins; and a $1,783,000 loss on the write-off/write-down of certain Refinery Group and Retail Group assets.

     Higher refining margins had a significant impact on operating income for the three and nine months ended September 30, 2001. The Company's future results of operations are primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses.

REVENUES
--------
     Revenues for the three months ended September 30, 2001, decreased approximately $59,985,000 or 20% to $241,228,000 from $301,213,000 in the comparable 2000 period. The decrease was due to, among other things, a 23% decline in wholesale fuel volumes sold by Phoenix Fuel to third party customers, along with a 6% decrease in Phoenix Fuel weighted average selling prices; a 13% decrease in refinery weighted average selling prices, along with an 11% decline in refinery sourced finished product sales volumes; and a 5% decline in retail refined products selling prices.

     The volumes of refined products sold through the Company's retail units decreased approximately 9% from period to period. The volume of finished product sold from service station/convenience stores that were in operation for a full year in each period decreased approximately 6%. These declines were primarily due to increased price competition in the Company's Phoenix and Tucson markets. In addition, the Company has closed or sold 17 service station/convenience stores and opened one store since the end of the second quarter of 2000. Volumes sold from the Company's travel center declined approximately 5%.

     Revenues for the nine months ended September 30, 2001, decreased approximately $18,815,000 or 2% to $773,598,000 from $792,413,000 in the comparable 2000 period. The decrease was due to, among other things, a 9% decline in wholesale fuel volumes sold by Phoenix Fuel to third party customers and a 6% decline in refinery sourced finished product sales volumes. These decreases were partially offset by a 1% increase in Phoenix Fuel weighted average selling prices, a 4% increase in retail merchandise sales, and a 2% increase in retail refined products selling prices.

     The volumes of refined products sold through the Company's retail units decreased approximately 11% from period to period. The volume of finished product sold from service station/convenience stores that were in operation for a full year in each period decreased approximately 8%. These declines were in large part due to increased price competition in the Company's Phoenix and Tucson markets. In addition, the Company has closed or sold 25 service station/convenience stores and opened two stores since the beginning of 2000. Volumes sold from the Company's travel center declined approximately 6%.

COST OF PRODUCTS SOLD
---------------------
     For the three months ended September 30, 2001, cost of products sold decreased approximately $59,125,000 or 25% to $181,667,000 from $240,792,000 in the comparable 2000 period. The decrease is due in part to a 23% decline in wholesale fuel volumes sold by Phoenix Fuel to third party customers, along with a 6% decrease in the cost of finished products purchased by Phoenix Fuel; a 17% decline in refinery average crude oil costs; and an 11% decline in refinery sourced finished product sales volumes.

     For the nine months ended September 30, 2001, cost of products sold decreased approximately $37,283,000 or 6% to $591,932,000 from $629,215,000 in the comparable 2000 period. The decrease is due in part to a 7% decline in refinery average crude oil costs, a 9% decline in wholesale fuel volumes sold by Phoenix Fuel to third party customers, and a 6% decline in refinery sourced finished product sales volumes. These decreases were partially offset by a 2% increase in the cost of finished products purchased by Phoenix Fuel and a 4% increase in retail merchandise sales.

OPERATING EXPENSES
------------------
     For the three months ended September 30, 2001, operating expenses decreased approximately $2,386,000 or 8% to $28,124,000 from $30,510,000 in the comparable 2000 period. For the nine months ended September 30, 2001, operating expenses decreased approximately $3,677,000 or 4% to $85,862,000 from $89,539,000 in the comparable 2000 period. The decrease in each period is due to, among other things, reduced expenses for payroll and related costs for retail operations, including operating bonuses, due in part to the closure of 15 retail units and sale of one other in the first nine months of 2001; lower lease expense due to the repurchase of 59 service station/ convenience stores from FFCA Capital Holding Corporation ("FFCA") that had been sold as part of a sale-leaseback transaction between the Company and FFCA in December 1998; and decreased payroll and related costs and repair and maintenance expenses for Phoenix Fuel. These decreases were offset in part by higher utility costs for both refining and retail operations, along with higher contract labor and material expenditures for the refining operations.

DEPRECIATION AND AMORTIZATION
-----------------------------
     For the three months ended September 30, 2001, depreciation and amortization decreased approximately $42,000 or 0.5% to $8,608,000 from $8,650,000 in the comparable 2000 period. For the nine months ended September 30, 2001, depreciation and amortization decreased approximately $465,000 or 2% to $24,860,000 from $25,325,000 in the comparable 2000 period. The decrease in each period is primarily related to higher refinery turnaround amortization costs in 2000, offset in part by increased depreciation related to the repurchase of 59 service station/ convenience stores from FFCA; newly acquired service station/convenience stores; and construction, remodeling and upgrades in retail and refining operations during 2000 and 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     For the three months ended September 30, 2001, SG&A expenses increased approximately $457,000 or 6% to $7,659,000 from $7,202,000 in the comparable 2000 period. The increase is primarily due to certain related party transactions discussed in more detail in Note 5 to the Condensed Consolidated Financial Statements; accruals for certain environmental costs; and higher payroll and related costs. These increases were partially offset by lower self-funded group health insurance costs due to improved claims experience and lower expense accruals for bonuses under the Company's management incentive bonus plan.

     For the nine months ended September 30, 2001, SG&A expenses increased approximately $2,997,000 or 15% to $22,997,000 from $20,000,000 in the comparable 2000 period. The increase is primarily due to expense accruals for bonuses to be paid under the Company's management incentive bonus plan if certain year-end profit objectives are met; certain related party transactions discussed in more detail in Note 5 to the Condensed Consolidated Financial Statements; accruals for certain environmental costs; and higher workers' compensation costs. These increases were offset in part by lower self-funded group health insurance costs due to improved claims experience, expenditures incurred in 2000 for certain strategic planning costs, and severance pay costs incurred in the first quarter of 2000 relating to a reorganization and staff reduction program.

INTEREST EXPENSE, NET
---------------------
     For the three months ended September 30, 2001, net interest expense (interest expense less interest income) increased approximately $62,000 or 1% to $5,665,000 from $5,603,000 in the comparable 2000 period. For the nine months ended September 30, 2001, net interest expense decreased approximately $421,000 or 2% to $16,698,000 from $17,119,000 in the comparable 2000 period. The increase for the three month period is primarily due to a decrease in interest and investment income from the investment of funds in short-term instruments. The decrease in the nine month period is due in part to an increase in interest and investment income from the investment of funds in short-term instruments, and additional interest expense in 2000 related to borrowings from the Company's revolving credit facility.

INCOME TAXES
------------
     The effective tax rates for the three and nine months ended September 30, 2001 were approximately 37.4% and 38.8%, respectively, and for the three and nine months ended September 30, 2000 were approximately 40.7% and 40.6%, respectively. The difference in the rates between each of the periods in the two years is related to certain fuel tax credits generated in 2001.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS
-------------------------
     Operating cash flows increased for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000, primarily as a result of an increase in net earnings in 2001, along with an increase in cash flows related to changes in operating assets and liabilities and deferred taxes in each period. Net cash provided by operating activities totaled $50,665,000 for the nine months ended September 30, 2001, compared to $29,306,000 in the comparable 2000 period.

WORKING CAPITAL
---------------
     Working capital at September 30, 2001 consisted of current assets of $139,603,000 and current liabilities of $86,682,000, or a current ratio of 1.61:1. At December 31, 2000, the current ratio was 1.49:1 with current assets of $165,184,000 and current liabilities of $110,690,000.

     Current assets have decreased since December 31, 2000, primarily due to a decrease in accounts receivable and cash and cash equivalents. Accounts receivable have decreased primarily due to a reduction in Phoenix Fuel and refinery trade receivable balances outstanding, due in part to a decline in the volume and prices of finished products sold.

     Current liabilities have decreased due to a decrease in accounts payable and accrued expenses. Accounts payable have decreased primarily as a result of two months of natural gas liquids purchases being included in accounts payable at December 31, 2000, due to the timing of year end payments; a reduction in finished product purchases for the Refinery Group; and a decrease in crude oil acquisition costs. Accrued expenses have decreased primarily as a result of the payment of the final accrued contingent payment related to the 1995 acquisition of the Company's Bloomfield refinery, the payment of 2000 accrued bonuses and 401(k) Company matching contributions, a decrease in certain excise taxes payable, and reduced payroll and interest accruals. These decreases were offset in part by accruals for 2001 management incentive and operating bonuses, income and property taxes, Company 401(k) matching contributions, and ESOP contributions.

CAPITAL EXPENDITURES AND RESOURCES
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment, excluding the $38,052,000 repurchase of 59 service station/convenience stores from FFCA, totaled approximately $10,092,000 for the nine months ended September 30, 2001. Expenditures were primarily for operational and environmental projects for the refineries, retail operation upgrades, and the acquisition of certain pipeline assets. The Company has budgeted approximately $24,000,000 for capital expenditures in 2001, excluding any potential acquisitions, the FFCA repurchase and the Bloomfield contingent payment discussed below. The Company expects to spend approximately $12,800,000 for capital expenditures in the fourth quarter, including expenditures for the major maintenance turnaround at the Company's Bloomfield refinery discussed below.

     The Company received proceeds of approximately $1,482,000 from the sale of property, plant and equipment in the first nine months of 2001. In addition, the Company recorded the retirement of certain property, plant, and equipment with a net book value of approximately $409,000. The Company recorded a loss for that amount in the second and third quarters.

     In October 1995, the Company acquired the Bloomfield refinery. The purchase agreement provided for potential contingent payments of approximately $35,000,000 to be made over approximately six years from the acquisition date, not to exceed a net present value of $25,000,000 as of October 1995, should certain criteria be met. The contingent payments were considered additional purchase price, were allocated to the appropriate assets and are being amortized over their remaining useful lives. In the first quarter of 2001, the Company made the final payment of approximately $5,139,000 required under the purchase agreement.

     On January 25, 2001, the Company's Board of Directors (the "Board") accepted an offer from its Chairman and Chief Executive Officer ("CCEO"), on behalf of a trust of which the CCEO is the beneficiary, to sell a parcel of land (the "Jomax Property") to the Company for the lesser of $5,000,000 or the Jomax Property's appraised value. In March 2001, the Jomax Property was sold to the Company for $5,000,000. The trust had an option, exercisable for a period of two years, to repurchase the property at the greater of the amount paid by the Company to purchase the property and the property's appraised value. The trust also had a right of first refusal, exercisable for a period of two years, to repurchase the property on the same terms as contained in a bona fide offer from a bona fide purchaser. On September 20, 2001, the Board directed the Company to purchase the trust's option and right of first refusal (collectively, the "Rights") for $600,000, and the Rights were subsequently sold to the Company for this price. At the time of the sale, the Company was negotiating with a potential purchaser for the sale of the Jomax Property for a price in excess of the Company's purchase price. The potential purchaser was requiring the Company to represent in the purchase and sale agreement that there were no effective options to purchase, or rights of first refusal, affecting the property. The Company's purchase of the Rights would have enabled the Company to make this representation and would have avoided any other complications associated with the Rights that potentially could have affected the sale. The potential purchaser subsequently advised the Company that it was discontinuing negotiations regarding the possible sale for the present time because general market and economic conditions, coupled with the financial uncertainties arising out of the terrorist attack on the World Trade Center and other terrorist activities that occurred on September 11, 2001, had severely depressed the real estate market. The potential purchaser has indicated that it may reapproach the Company early next year regarding the possible purchase of the property. The property is recorded as assets held for sale in "Other Assets" in the Company's Consolidated Balance Sheet at September 30, 2001.

     In December 1998, the Company and FFCA completed a sale-leaseback transaction in which the Company sold 83 service station/convenience stores to FFCA and leased them back. In the second half of 1999, the Company repurchased 24 of the service station/convenience stores. In the second quarter of 2001, FFCA approached the Company to determine whether the Company had any interest in acquiring the remaining 59 service station/convenience stores. Subsequently, in July 2001 the Company repurchased, for cash, the 59 service station/convenience stores for approximately $38,052,000, which was the original selling price, plus closing costs. Certain deferrals on the Balance Sheet relating to the sale-leaseback transaction reduced the cost basis of the assets recorded in "Property, Plant and Equipment" by approximately $1,736,000. These deferrals included a deferred gain on the original sale to FFCA and deferred lease allocations included in "Other Liabilities and Deferred Income," and deferred costs associated with the original sale included in "Other Assets." The repurchase of these service station/convenience stores will reduce the Company's lease expense by approximately $4,500,000 annually, while depreciation expense will increase approximately $2,800,000 annually because of the transaction.

     In the first nine months of 2001, the Company closed 15 non-strategic or underperforming retail units. Ten of these retail units are listed as assets held for sale, the Company is in the process of trying to lease two other units, two were returned to the lessors, and one was dismantled.

In March 2001, the Company completed an evaluation of its retail assets. The Company identified approximately 60 retail units that were non-strategic or are underperforming for possible sale, although the units had positive cash flow in 2000. These 60 retail units included approximately 30 Company-operated units that the Company reacquired from FFCA. In the second quarter of 2001, the Company initiated a program to determine the level of interest in the marketplace for potential sale of the assets. Seven of the units on this list have subsequently been removed due to improved performance. The Company has completed the sale of one unit, has received a number of inquiries regarding the sale of some of the units, and is in the process of negotiating with a number of parties. In the interim, the Company will continue to operate these units. Since the end of the third quarter, three of these units were closed. It is possible that other units may be closed by the Company prior to sale depending upon operating performance. There is no assurance that any of these units will be sold, as their sale is contingent upon, among other things, the receipt of acceptable offers and the satisfactory completion of due diligence by the prospective purchasers.

     In October 2001, the Company's Bloomfield refinery underwent a four-year major maintenance turnaround. Maintenance was performed in all areas of the refinery. The cost of the turnaround is expected to be approximately $4,400,000. All of the refinery's operating units have been returned to operation. The Company does not expect the turnaround to have a material impact on fourth quarter refinery operating earnings.

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

CAPITAL STRUCTURE
-----------------
     At September 30, 2001 and December 31, 2000, the Company's long-term debt was 63.9% and 66.9% of total capital, respectively, and the Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 62.2% and 64.4%, respectively.

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

     The Company has a $65,000,000 secured Credit Agreement (the "Credit Agreement") that expires December 23, 2001, with a group of banks. This Credit Agreement, a revolving loan agreement, is primarily a working capital and letter of credit facility and is secured by eligible accounts receivable and inventories as defined in the Credit Agreement. The Credit Agreement allows the Company to borrow up to $9,000,000 to exercise its purchase rights in connection with certain service station/convenience stores that are currently subject to capital lease obligations, and up to $10,000,000 for other acquisitions as defined in the Credit Agreement. The availability of funds under this facility is the lesser of (i) $65,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At September 30, 2001, the availability of funds under the Credit Agreement was $65,000,000. There were no direct borrowings outstanding under this facility at September 30, 2001 or October 31, 2001, and there were approximately $2,750,000 of irrevocable letters of credit outstanding on each date.

     The interest rate applicable to the Credit Agreement is tied to various short-term indices. At September 30, 2001, this rate was approximately 4.5% per annum. The Company is required to pay a quarterly commitment fee ranging from 0.325% to 0.500% per annum of the unused amount of the facility. The exact rate depends on meeting certain conditions in the Credit Agreement.

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

     The Company is currently in discussions with its existing bank group to replace the Credit Agreement with a new secured credit agreement. The terms and conditions are expected to be similar to those in the current Credit Agreement. The Company anticipates completing the new agreement by the end of November 2001.

     The Board has authorized the repurchase of up to 2,500,000 shares of the Company's common stock. These purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. In the third quarter of 2001, the Company repurchased 17,300 shares of its common stock under this program. In addition to the 2,500,000 shares previously authorized, in October 2001 the Board directed the Company to repurchase 400,000 shares of its common stock from its Chairman and Chief Executive Officer for $3,520,000 or $8.80 per share. This was the closing price of the Company's common stock on the date that the conditions to purchase set by the Board were satisfied, including the receipt of necessary bank waivers and consents. The Board directed the Company to purchase these shares under the stock repurchase program. From the inception of the stock repurchase program, the Company has repurchased 2,582,566 shares for approximately $25,716,000, resulting in a weighted average cost of $9.96 per share. The repurchased shares are treated as treasury shares.

     Shares repurchased under the Company's program are available for a number of corporate purposes including, among other things, for options, bonuses, and other employee stock benefit plans. The number of shares actually repurchased will be dependent upon market conditions and existing debt covenants, and there is no guarantee as to the exact number of shares to be repurchased by the Company. The Company may discontinue the program at any time without notice.

     The Board suspended the payment of cash dividends on common stock in the fourth quarter of 1998. At the present time, the Company has no plans to reinstate such dividends. The payment of future dividends is subject to declaration by the Company's Board and compliance with certain debt covenants.

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

     The Company had no open commodity futures or options contracts at September 30, 2001.

     The Company's Credit Agreement is floating-rate debt tied to various short-term indices. As a result, the Company's annual interest costs associated with this debt may fluctuate. At September 30, 2001, however, there were no direct borrowings outstanding under this Credit Agreement.

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

OTHER
-----
     During the third quarter, the Board unanimously approved the election of George M. Rapport to the Board. Mr. Rapport, age 58, formerly served in a number of capacities with Chase Manhattan Bank in the United States and Europe during a career that spanned thirty-three years. He presently serves as the Senior Vice President and Chief Financial Officer for Nimir Petroleum Limited, a London-based, international oil and gas exploration and production company. He also serves as a Trustee for the International Center of Photography and for the VMI Foundation. In addition to serving on the Board, Mr. Rapport will serve as the Chairman of the Board's Audit Committee. Mr. Rapport's addition to the Board followed the third quarter resignations of F. Michael Geddes and Michael H. K. Starr.

     Federal, state and local laws and regulations relating to health and the environment affect nearly all of the operations of the Company. As is the case with other companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits involving environmental matters. These matters include soil and water contamination, air pollution and personal injuries or property damage allegedly caused by substances manufactured, handled, used, released or disposed of by the Company. Future expenditures related to health and environmental matters cannot be reasonably quantified in many circumstances for various reasons, including the speculative nature of remediation and cleanup cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, various defenses that may be available to the Company and changing environmental laws and interpretations of environmental laws. Material developments have occurred in connection with the following health and environmental matters that were previously discussed in either the Company's Annual Report on Form 10-K for the year ended December 31, 2000, or the Company's Quarterly Reports on Form 10-Q for the first and second quarters of 2001, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     In the federal complaint, the State seeks monetary damages under CERCLA for all past, present and future damages to natural resources, plus interest, costs and attorneys' fees. The State complaint contains state law claims for trespass, public nuisance, interference with natural resources held in trust by the State, negligence, strict liability, unjust enrichment and punitive damages. The State seeks various monetary damages in connection with these claims, including natural resources damages, loss of use of property and natural resources, loss of tax revenues, lost profits, punitive damages and attorneys' fees and costs. After its original filing, the State complaint was removed to federal court and consolidated with the CERCLA action.

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

     In the first quarter of 2001, the State filed a motion for leave to file an amended complaint in which it alleged what it contended were releases by the Company during its ownership and operation of the Albuquerque Terminal. The Company denied that it has had any releases that have contributed to soil and groundwater contamination at the South Valley Superfund Site. Subsequently, during the third quarter of 2001, the Court ruled against the State's motion and further ruled that there was an insufficient basis for the Company to be a party to the litigation. Accordingly, the Company does not believe that it needs to record a liability in connection with this matter.

     At September 30, 2001, the Company had an environmental liability accrual of approximately $2,400,000. This accrual is for, among other things, the following projects: (i) closure of the Ciniza refinery land treatment facility, including post-closure expenses, (ii) the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of the Company's inactive Farmington refinery, (iii) environmental obligations assumed in connection with the acquisition of the Bloomfield refinery, (iv) hydrocarbon contamination on and adjacent to the 5.5 acres that the Company owns in Bloomfield, New Mexico, (v) the closure of certain solid waste management units at the Ciniza refinery, which is being conducted in accordance with the refinery's Resource Conservation and Recovery Act permit, and (vi) certain well closures at the Ciniza refinery. The environmental accrual is recorded in the current and long-term sections of the Company's Consolidated Balance Sheets.

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

     The Company's current receipts and projections of Four Corners crude oil production indicate that the Company's crude oil demand will exceed the crude oil supply that is available from local sources for the remainder of 2001. During 2001, the Company has experienced lower than anticipated receipts, at least in part as a result of the decreased production discussed above, along with production facilities maintenance. The Company has decreased production runs at its refineries from levels it would otherwise schedule as a result of shortfalls in Four Corners crude oil production and anticipates that it will do so through the remainder of the year. The Company may increase its production runs in the future if additional crude oil or other refinery feedstocks become available, depending on demand for finished products and refining margins attainable.

     The Company supplements the Four Corners crude oil used at its refineries with other feedstocks. These feedstocks currently include locally produced NGLs and other feedstocks produced outside of the Four Corners area. The Company continues to evaluate supplemental feedstock alternatives for its refineries on both a short-term and long-term basis. These alternatives include, among other possibilities, potential third party exploration and production activities on tribal reservation lands. No significant, cost effective crude oil feedstock alternatives have been identified to date. Whether or not supplemental feedstocks are used at the Company's refineries depends on a number of factors. These factors include, but are not limited to, the availability of supplemental feedstocks, the cost involved, the quantities required, the quality of the feedstocks, the demand for finished products, and the selling prices of finished products.

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

     An existing NGLs pipeline originating in Southeastern New Mexico was converted to a refined products pipeline in late 1999, and delivers refined products into the Albuquerque, New Mexico and the Four Corners areas. Transportation of diesel fuel to a terminal near Albuquerque associated with this project began in the latter part of 2000. An expansion of the pumping capacity of the pipeline and the terminal near Albuquerque to include gasoline and jet fuel is being undertaken. Gasoline and jet fuel deliveries into the expanded terminal are expected to begin in the fourth quarter of 2001. In addition, the Company is aware of a number of actions, proposals or industry discussions regarding product pipeline projects that could impact portions of its marketing areas. The completion of some or all of these projects would result in increased competition by increasing the amount of refined products potentially available in these markets, as well as improving competitor access to these areas. It also could result in new opportunities for the Company, as the Company is a net purchaser of refined products in some of these areas.

     The Company had certain natural gas contracts for the purchase of fuel used in operating the Company's refineries that expired at the end of October 2001. In the third quarter of 2001, the Company entered into a contract for the purchase of natural gas for a one year period beginning November 1, 2001. Purchases during the first six months are at a fixed price that will result in an increase in natural gas costs for the six months of approximately $415,000 over the previous fixed contract rate. Purchases during the second six months are at a rate tied to a market index.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains forward-looking statements that involve known and unknown risks and uncertainties. Forward-looking statements are identified by words or phrases such as "believes," "expects," "anticipates," "estimates," "could," "plans," "intends," variations of such words and phrases and other similar expressions. While these forward-looking statements are made in good faith and reflect the Company's current judgment regarding such matters, actual results could vary materially from the forward-looking statements. Important factors that could cause actual results to differ from forward-looking statements include, but are not limited to: economic, competitive and governmental factors affecting the Company's operations, markets, products, services and prices; declines in production of Four Corners sweet crude oil; risks associated with non-compliance with certain debt covenants or the satisfaction of financial ratios contained in such covenants; the risk that the Company may not be able to replace its current Credit Agreement on terms favorable to the Company; the adequacy of the Company's reserves, including its reserves for environmental matters; the availability of indemnification from third parties in connection with various legal proceedings; the Company's ability to resolve alleged legal violations without the assessment of additional fines or penalties; the expansion of the Company's refining, retail and Phoenix Fuel operations through acquisition and construction; the adequacy and cost of raw material supplies; the potential effects of various pipeline projects as they relate to the Company's market area and future profitability; the risk that the Company will not be able to sell non-strategic and underperforming assets on terms favorable to the Company; the risk that the Company will not maintain refining margins sufficient to cover fixed and variable expenses; the Company's ability to recover some or all of the amounts specified in its claims against DESC; the risk that OCD will not approve the Company's remediation plan to address remaining contamination adjacent to the Tank that was located in Bloomfield, New Mexico; risks included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and its Quarterly Reports on Form 10-Q for the first and second quarters of 2001; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on behalf of the Company, are expressly qualified in their entirety by the foregoing. Forward-looking statements made by the Company represent its judgment on the dates such statements are made. The Company assumes no obligation to update any forward-looking statements to reflect new or changed events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by this item is incorporated herein by reference to the section entitled "Risk Management" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2.

                                PART II

                           OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is a party to ordinary routine litigation incidental to its business. There is also hereby incorporated by reference the information regarding contingencies in Note 8 to the Unaudited Condensed Consolidated Financial Statements set forth in Item 1, Part I hereof and the discussion of certain contingencies contained in Item 2, Part 1 hereof, under the heading "Liquidity and Capital Resources - Other."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.1 - Rights Purchase Agreement, dated September 20, 2001, by and between Giant Industries Arizona, Inc. and James E. Acridge, Trustee for and on behalf of the Acridge Family Trust.

10.2 - Other Arrangements.

(b) Reports on Form 8-K. There were no reports filed on Form 8-K for the quarter ended September 30, 2001.

                             SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.

                         GIANT INDUSTRIES, INC.


                         /s/ GARY R. DALKE
                         ------------------------------------------
                         Gary R. Dalke, Vice President,
                         Controller, Accounting Officer
                         and Assistant Secretary
                         (Principal Accounting Officer)


Date: November 13, 2001
37