Form 10-K405
period 2001-12-31
GIANT INDUSTRIES INC
filed 2002-04-01
CIK 856465

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to .

Commission File Number: 1-10398

GIANT INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0642718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23733 North Scottsdale Road, Scottsdale, Arizona 85255

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:

(480) 585-8888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☑

      As of February 28, 2002, 8,553,879 shares of the registrant’s Common Stock, $.01 par value, were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $54,998,000 based on the New York Stock Exchange closing price on February 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts of the Proxy Statement for the Registrant’s 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.

PART I

Items 1. and 2.     Business and Properties.

General

      Giant Industries, Inc., a Delaware corporation, together with its subsidiaries (“Giant” or the “Company”), through its wholly-owned subsidiary Giant Industries Arizona, Inc. and its subsidiaries (“Giant Arizona”), is engaged in the refining and marketing of petroleum products in New Mexico, Arizona, and Colorado, with a concentration in the Four Corners area where these states adjoin. In addition, Phoenix Fuel Co., Inc. (“Phoenix Fuel”), a wholly-owned subsidiary of Giant Arizona, operates an industrial/commercial petroleum fuels and lubricants distribution operation.

      The Company currently has three strategic business units, the Refining Group, the Retail Group and Phoenix Fuel. Company operations, consisting primarily of the Company’s corporate staff operations, are not included in any of the strategic business units. The Company believes that the Refining Group, the Retail Group and Phoenix Fuel are its only material business segments for financial reporting purposes. See the discussion of Company segments contained in Item 8, Note 2.

      The Refining Group consists of the Company’s two refineries, its fleet of crude oil and finished product truck transports, its crude oil pipeline gathering operations and its finished product terminaling operations. The Company’s two refineries manufacture various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks and blending components. In addition, finished products are acquired through exchange agreements, from third party suppliers, and from Phoenix Fuel. These products are sold through Company-operated retail facilities, independent wholesalers and retailers, industrial/ commercial accounts, and sales and exchanges with major oil companies. Crude oil, other feedstocks and blending components are purchased from third party suppliers.

      The Retail Group consists of service station/convenience stores and one travel center. These operations sell various grades of gasoline, diesel fuel, general merchandise and food products to the general public through retail locations. The Refining Group or Phoenix Fuel supplies the petroleum fuels sold by the Retail Group. General merchandise and food products are obtained from third party suppliers.

      Phoenix Fuel is an industrial/commercial petroleum fuels and lubricants distribution operation, which includes a number of bulk distribution plants, an unattended fleet fueling (“cardlock”) operation and a fleet of finished product truck transports. The petroleum fuels and lubricants sold are primarily obtained from third party suppliers and to a lesser extent from the Refining Group.

      The Company’s strategy is to continue to profitably operate its refining, retail marketing and Phoenix Fuel operations. The immediate strategic focus is to:

•	complete the acquisition of a refinery located in Yorktown, Virginia (the “Yorktown Refinery”) from BP Corporation North America Inc. and BP Products North America Inc.;

•	efficiently integrate the Yorktown Refinery into the Company’s existing operations while maximizing the profitability of all the Company’s refineries;

•	work with producers in the Four Corners area to augment crude oil supply;

•	continue to maximize profitability of the Retail Group by increasing sales of high-margin merchandise and continuing to reduce costs;

•	continue to maximize profitability of Phoenix Fuel by increasing wholesale fuel volumes, expanding its service offerings, and broadening its wholesale customer base;

•	increase cash flow by continuing to reduce operating expenses and eliminating non-essential capital expenditures; and

•	rationalize the Company’s asset base by selling non-strategic and underperforming assets and selectively pursuing acquisitions.

      For a further discussion of the Yorktown Refinery acquisition, refer to the discussion under the heading “New Developments” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Refining Group

     Refining

      Giant Arizona owns and operates two refineries. The Ciniza Refinery is located on 880 acres near Gallup, New Mexico, and the Bloomfield Refinery is located on 285 acres near Farmington, New Mexico. Both of these refineries are located in the Four Corners area. This area serves as the Company’s primary market for its refined products and as the primary source of its supplies of crude oil and natural gas liquids (“NGLs”).

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

      Set forth below is data with respect to the Company’s existing refinery operations and the primary refined products produced during the indicated periods.

	Year Ended December 31,

	2001	2000	1999	1998	1997

Feedstock throughput:(1)
Crude oil	27,000	29,600	31,900	32,500	33,700
NGLs and oxygenates	6,200	5,800	6,500	5,700	6,500

Total	33,200	35,400	38,400	38,200	40,200

Crude oil throughput (as a % of total)	82%	84%	83%	85%	84%
Rated crude oil capacity utilized	73%	80%	87%	88%	92%
Refinery margin ($/bbl)	$9.69	$7.63	$6.89	$4.83	$6.39
Products:(1)
Gasoline	21,400	22,500	23,800	23,800	24,800
Diesel fuel	8,600	9,600	10,700	11,400	11,000
Jet fuel	—	—	—	—	800
Other	3,200	3,300	3,900	3,000	3,600

Total	33,200	35,400	38,400	38,200	40,200

High Value Products (as a % of total):
Gasoline	65%	64%	62%	62%	62%
Diesel fuel	26%	27%	28%	30%	27%
Jet fuel	—	—	—	—	2%

Total	91%	91%	90%	92%	91%

(1)	Average barrels (“bbls”) per day (“bpd”).

      In addition to its existing refineries, the Company is in the process of acquiring the 61,900 bpd Yorktown Refinery located in Yorktown, Virginia. For a further discussion of the Yorktown Refinery acquisition, refer to the discussion under the heading “New Developments” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

      Each refinery operating unit requires regular maintenance, as well as repair and upgrade shutdowns (referred to as “turnarounds”) during which it is not in operation. Turnaround cycles vary for different units. In general, refinery turnarounds are managed so that some units continue to operate while others are down for scheduled maintenance. Maintenance turnarounds are implemented using refinery personnel as well as additional contract labor. Turnaround work proceeds on a continuous 24-hour basis to minimize unit down time.

      In general, a major refinery turnaround is scheduled every four years. The Ciniza Refinery had such a turnaround in 1998 and is scheduled to have a partial turnaround in the second quarter of 2002 and a major turnaround in 2003. The Bloomfield Refinery had a major turnaround in the fourth quarter of 2001. In addition, the platforming units at each refinery must be shut down one or two times a year to regenerate catalyst. This is typically a nine to 10 day shutdown and is necessary to rejuvenate the catalyst and enable continued production of platformate, a high octane blending component. During such shutdowns, turnaround maintenance and inspection is performed.

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

      The Company acquires crude oil from a number of sources, including major oil companies and large and small independent producers, under arrangements that contain market-responsive pricing provisions. Many of these arrangements are subject to cancellation by either party or have terms that are not in excess of one year. In addition, these arrangements are subject to periodic renegotiation, which could result in higher or lower relative prices being paid for crude oil or reductions in purchased crude oil volumes. In 2000 and 2001, certain crude oil contracts were renegotiated resulting in reduced crude oil acquisition costs. A small percentage of the refineries’ purchases are structured as exchange agreements. In such exchanges, purchases are made in conjunction with matching sales to the supplier at other domestic locations, as may be negotiated periodically. The effect of such arrangements is to make a portion of the cost of the refineries’ supply dependent upon market conditions in other locations, which may differ from those pertaining to the Four Corners area. Such arrangements currently have a nominal effect on the Company’s crude oil acquisition costs.

      The Four Corners basin is a mature production area and is subject to natural decline in production over time. In the past, this natural decline has been offset to some extent by new drilling, field workovers, and secondary recovery projects, which resulted in additional production from existing reserves. Many of these projects were cut back, however, when crude oil prices declined dramatically in 1998. Although crude oil prices have recovered from 1998 levels, a lower than anticipated allocation of capital to Four Corners basin production activities has resulted in greater than anticipated net declines in production.

      The Company’s projections of Four Corners crude oil production indicate that the Company’s crude oil demand will exceed the crude oil supply that is available from local sources for 2002. The Company has decreased production runs at its refineries from levels it would otherwise schedule as a result of shortfalls in Four Corners crude oil production and anticipates it will do so for the foreseeable future. The Company may increase its production runs in the future if additional crude oil or other refinery feedstocks become available depending on demand for finished products and refining margins attainable.

      The Company supplements the Four Corners crude oil used at its refineries with other feedstocks. These feedstocks currently include locally produced NGLs and other feedstocks produced outside of the Four Corners area. The Company continues to evaluate supplemental feedstock alternatives for its refineries on both a short-term and long-term basis. These alternatives include, among other possibilities, potential third party exploration and production activities on tribal reservation lands. No significant, cost effective crude oil feedstock alternatives have been identified to date. Whether or not supplemental feedstocks are used at the Company’s refineries depends on a number of factors. These factors include, but are not limited to, the availability of supplemental feedstocks, the cost involved, the quantities required, the quality of the feedstocks, the demand for finished products, and the selling prices of finished products.

      The Company also is assessing other long-term options to address the continuing decline in Four Corners crude oil production. Among the options being considered are: (i) encouraging and offering short-term financial support for exploration and production activities in the Four Corners area, and (ii) examining other potentially economic raw material sources, such as crude oil produced outside the Four Corners area.

      There is no assurance that current or projected levels of Four Corners crude oil supply for the Company’s refineries will be maintained. Any significant, long-term interruption or decline in Four Corners crude oil supply, due to prices or other factors, any significant long-term interruption of crude oil transportation systems, or any significant reduction in crude oil availability would have an adverse effect on the Company’s refinery operations in New Mexico, as well as the Company’s overall operations. In addition, the Company’s future results of operations are primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses.

      The Ciniza Refinery is capable of processing approximately 6,000 barrels per day of NGLs, consisting of natural gasoline, normal butane and isobutane. NGLs are used as gasoline blending components and to supply the isomerization and alkylation units. NGLs increase the percentage of gasoline and the octane levels that the refinery can produce, which typically increases the Company’s refining margins. NGLs further enhance refinery margins because the Company has historically been able to purchase NGLs at a lower cost per barrel than crude oil. For most of 2001 and for the first two months of 2002, this historic relationship has not remained in place as the cost of NGLs has moved higher than crude oil. The Company anticipates that over time the price differential between crude oil and NGLs will return to more historical levels.

      An adequate supply of NGLs is available for delivery to the Ciniza Refinery, primarily through a Company-owned pipeline connecting the Ciniza Refinery to an NGLs fractionation plant operated by a third party. NGLs also can be transported to the Ciniza Refinery by rail or transport truck. The Company currently acquires the majority of its NGL feedstocks pursuant to a long-term agreement under which NGLs are made available to the Company at the fractionation plant. This agreement contains market sensitive pricing arrangements under which prices are adjusted on a monthly basis.

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

     Transportation

      Crude oil supply for the Ciniza and Bloomfield refineries comes primarily from the Four Corners area and is either connected by Company-owned pipelines or delivered by Company-owned truck transports to pipeline injection points or refinery tankage. The Company owns approximately 371 miles of pipeline for gathering and delivering crude oil to the refineries. Approximately 132 miles of this pipeline were purchased in 2001 and 2000. The Company is currently negotiating with a third-party to sell substantially all the pipeline segments acquired in 2000 and 2001. The Company will continue to ship crude oil on these lines. The Company’s pipeline system reaches into the Paradox and San Juan Basins and connects with local common carrier pipelines. The Ciniza Refinery receives NGLs primarily through a 13-mile Company owned pipeline connected to an NGLs fractionation plant. Currently, more than 30 Company-owned truck transports are involved in collecting crude oil from producing wells to supply the refineries.

     Marketing and Distribution

      The Four Corners Market. The Four Corners area is the primary market area for products refined by the Company. The Company’s secondary markets include the Albuquerque area, the largest market in New Mexico, and the Northern Arizona area. These secondary markets are primarily supplied from the Ciniza Refinery or the Company’s Flagstaff products terminal. The Company estimates that, during 2001, its gasoline production was distributed 49% in New Mexico, 38% in Arizona, 12% in Colorado and 1% in Utah; and its diesel production was distributed 55% in New Mexico, 35% in Arizona, 9% in Colorado and 1% in Utah. The Company’s truck transports support refinery sales in its primary market as well as its secondary markets. These vehicles hauled approximately 46% of the refineries’ sales barrels in 2001. Customer or common carrier trucking transported the balance.

      Terminal Operations. In May 1999, the Company opened a 6,000 bpd capacity finished products terminal near Flagstaff, Arizona (the “Flagstaff Terminal”). This terminal includes 65,000 bbls of finished product tankage and a truck loading rack with three loading spots. Terminal capacity could be expanded to 12,000 bpd of finished products if demand for finished products in this market were to increase. Product deliveries to the Flagstaff Terminal are being made by truck transport from Phoenix, Arizona or the Company’s refineries.

      In July 1995, the Company acquired a 10,000 bpd capacity finished products terminal in Albuquerque, New Mexico. This terminal includes approximately 170,000 bbls of finished product tankage and a truck loading rack with two loading spots. Product deliveries to this terminal are made from the Company’s Ciniza Refinery or by pipeline from El Paso, Texas.

      The Company’s terminals are part of its strategy to maximize both product volumes and netbacks to the Ciniza and Bloomfield refineries, and to maximize the Company’s customer base.

      Refined Product Sales. During 2001, the Company sold approximately 7,721,000 barrels of gasoline and 3,124,000 barrels of diesel fuel from its refineries. In 2000, approximately 8,255,000 barrels of gasoline and 3,506,000 barrels of diesel fuel were sold. The Company’s retail units sold an equivalent of approximately 54% and 56% of these gasoline sales and 29% and 28% of these diesel sales in 2001 and 2000, respectively. Gasoline and diesel deliveries made through product exchanges with large oil companies accounted for approximately 15% and 13% of the volume sold by the refineries in 2001 and 2000, respectively. The remaining gasoline and diesel sales were made to wholesalers, retailers and industrial/commercial customers. Supplementing sales barrels sourced from both refineries were purchases for resale of gasoline and diesel from other sources. The Company’s other refined products are marketed to various third party customers.

Retail Group

      At December 31, 2001, the Company operated or managed 150 service station/convenience stores located in New Mexico, Arizona, and Colorado. This represents a net decrease of 29 units since December 31, 2000. The Company also operates a Travel Center located on I-40 adjacent to the Ciniza Refinery near Gallup, New Mexico. The Company’s retail units sold approximately 212,116,000 gallons of gasoline and diesel fuel in 2001 compared to approximately 234,823,000 gallons in 2000, a 10% decrease. The decrease in the volume of gasoline and diesel fuel sold is mainly attributable to two factors: (i) a decrease in total store count; and (ii) the cost of fuel in the Phoenix area, that precluded a competitive retail pricing position for most of 2001. Merchandise sales increased approximately 4% in 2001, to $144,531,000 from $138,544,000. The increase in merchandise sales was primarily due to increased sales volumes in higher dollar categories due to the continued implementation and execution of improved merchandise marketing programs. For 2001, same store sales increased 7% for merchandise and decreased 4% for gasoline and diesel fuel compared to 2000.

      During 2001, the Company acquired one service station/convenience store on the Navajo Indian Reservation by the assignment of certain leases/subleases to the Company.

      As a result of the Company’s ongoing retail asset evaluation initiated in 2001, the Company identified 60 non-strategic or underperforming units for possible divestiture. Eight of these units were subsequently removed from the list due to improved performance. Of the remaining units, 11 were sold, six were closed and reclassified as assets held for sale, one leased unit was returned to the lessor, and four are in escrow and are expected to close in the second quarter of 2002. The remaining 30 stores continue to be operated by the Company, but are being marketed for potential sale in accordance with the Company’s strategy, and may be divested if acceptable offers are received and negotiated during 2002.

      In addition, 12 other units were closed in 2001. Seven of these units were classified as assets held for sale, three leased units were returned to the lessors, and the Company is attempting to sublease two others. Additionally, the management agreements for four Navajo-owned service station/convenience stores were terminated in 2001 and the locations returned to their owners.

      In 2001, the Company continued to re-brand various retail locations in an effort to consolidate the number of gasoline brands under which its products are sold. At December 31, 2001, the Company had 25 Giant branded sites, 54 Mustang branded sites, seven Thriftway branded sites, and one each Gasamat, Gasaman, and Diamond Shamrock branded sites. At December 31, 2001, an additional 62 units (including the Travel Center) had been converted to the Conoco brand pursuant to a 1997 strategic branding/licensing agreement with Conoco Oil Co. This agreement allows the Company to brand approved gasoline locations with the Conoco gasoline brand. The Company is considering rebranding the remaining 10 miscellaneous branded sites.

      Many of the Company’s service stations are modern, high-volume self-service stations. The Company’s service stations are augmented with convenience stores at most locations, which provide items such as general merchandise, tobacco products, alcoholic and nonalcoholic beverages, fast food, health and beauty aids, and automotive products. In addition, most locations offer services such as ATM’s and free air and water. The Company, in conjunction with Western Union, will implement a Western Union Money Transfer Service in approximately 90 locations in 2002.

      The Company owns and operates a Travel Center adjacent to the Ciniza Refinery on I-40. The Travel Center provides a direct market for a portion of the Ciniza Refinery’s diesel production and allows diesel fuel to be sold at retail at virtually no incremental transportation cost. During 2001, the Company sold approximately 23,137,000 gallons of diesel fuel at the Travel Center (approximately 27% of the Ciniza Refinery’s total diesel production). This compares to approximately 24,852,000 gallons of diesel fuel sold (approximately 27% of the Ciniza Refinery’s total diesel production) during 2000. The decrease in fuel volumes sold is due in part to additional direct competition in the form of a truck stop/casino that opened in 2001 and is located 30 miles east of the Travel Center on I-40. The Travel Center facility includes 18 high volume diesel fuel islands, a large truck repair facility, and a 29,000 square foot shopping mall. The facility also contains a 265-seat, full-service restaurant; Taco Bell, Pizza Hut Express and A&W Root Beer fast food operations; two large convenience stores; a 24-hour movie theater; a hair salon; and other accommodations such as showers, laundry, security and lighted parking. A state of the art business center, serving the needs of both professional drivers and local residents, is planned for 2002.

Phoenix Fuel

      Phoenix Fuel is an industrial/commercial petroleum products distributor marketing diesel fuel, gasoline, jet fuel, kerosene, motor oil, hydraulic oil, gear oil, cutting oil, grease and various chemicals and solvents. Phoenix Fuel operates five lubricant and bulk petroleum distribution plants, 19 cardlock fueling locations, a bulk lubricant terminal facility, and a fleet of 33 finished product transports and 22 finished product tankwagons. These operations are conducted throughout Arizona and southern Nevada.

      In December, 2001, Phoenix Fuel sold its lubricants business in Las Vegas, Nevada. Under the terms of the sale agreement, Phoenix Fuel will continue to distribute finished products to customers in southern Nevada.

      During 2001, Phoenix Fuel sold approximately 394,158,000 gallons of gasoline and diesel fuel. During 2000, approximately 424,290,000 gallons were sold. Sales of additional products, including approximately 4,500,000 gallons of lubricants in 2001 and 5,300,000 gallons in 2000, and other related items, totaled approximately $25,726,000 during 2001, compared to $27,703,000 during 2000. The petroleum products sold by Phoenix Fuel are primarily purchased for resale from other refiners and marketers and to a lesser extent from the Refining Group.

Employees

      The Company and its subsidiaries employed approximately 2,440 persons on February 28, 2002, including approximately 2,170 full-time and approximately 270 part-time employees. Approximately 1,710 were employed in the Retail Group, including approximately 250 part-time. The Refining Group employed approximately 430 persons including five part-time. Phoenix Fuel employed approximately 200 persons, including 10 part-time. Corporate staff operations employed approximately 100 persons, including five part-time. The Company currently has no employees covered by a collective bargaining agreement.

Other Matters

     Competitive Conditions

      The industry in which the Company is engaged is highly competitive. Many of the Company’s competitors are large, integrated oil companies which, because of their more diverse operations, stronger capitalization and better brand name recognition, are better able than the Company to withstand volatile industry conditions, including shortages or excesses of crude oil or refined products, or intense price competition.

      The principal competitive factors affecting the Company’s refining and marketing operations are: (i) the quality, quantity and delivered costs of crude oil, NGLs and other refinery feedstocks; (ii) refinery processing efficiencies; (iii) refined product mix; (iv) refined product selling prices; (v) refinery processing costs per barrel; (vi) the cost of delivering refined products to markets; and (vii) the ability of competitors to deliver refined products into the Company’s primary market area by pipeline. The Company’s larger competitors have refineries that are located outside the Four Corners area and that are larger and more efficient than the Company’s refineries. As a result, such refineries have lower per barrel crude oil refinery processing costs. The Company competes with major and larger integrated oil companies and with independent refiners in Southeastern New Mexico, West Texas, the Texas Panhandle, Utah, Colorado and Southern California in connection with the sale of refined products. Refined products from the Texas and Southeastern New Mexico refineries can be shipped to Albuquerque, New Mexico, primarily through two common carrier pipelines, one originating in El Paso, Texas and the second originating in Amarillo, Texas. In late 1999, an existing NGLs pipeline was converted to a refined products pipeline. This converted line originates in Southeastern New Mexico and delivers petroleum products into the Four Corners area and diesel fuel to a terminal 40 miles east of Albuquerque, New Mexico in Moriarty. The Company understands that projects to expand the pumping capacity of the pipeline and to expand the terminal in Moriarty to include gasoline and jet fuel have been completed. This project, mergers between large integrated oil companies, and upgrades to competitors’ refineries have resulted in increased competition.

      In addition, the Company is aware of a number of actions, proposals or industry discussions regarding product pipeline projects that could impact portions of its marketing areas. One of these projects is the potential conversion and extension of the existing Texas-New Mexico crude oil pipeline to transport refined products from West Texas to New Mexico, including Albuquerque and potentially Bloomfield. Another potential project would take product on to Salt Lake City, Utah. In addition, various actions have been undertaken to increase the supply of refined products to El Paso, Texas, which is connected by pipeline to the Albuquerque area to the north and the Tucson and Phoenix, Arizona markets to the west. In addition, there are proposals that may eventually increase the volume of product that can be transported by pipeline from El Paso to the Tucson and Phoenix markets. The completion of some or all of these projects would result in increased competition by increasing the amount of refined products potentially available in these markets, as well as improving competitor access to these areas. It also could result in new opportunities for the Company, as the Company is a net purchaser of refined products in some of these areas.

      The principal competitive factors affecting Phoenix Fuel are (i) the availability of product supply from other refiners and marketers, (ii) the ability to generate margins sufficient to cover fixed and variable expenses, and (iii) competition with major integrated oil companies and independent fuel and lubricant marketing organizations.

      The principal competitive factors affecting the Company’s retail marketing business are location of service stations, product price, product availability and cost including prices being offered for refined products by major oil companies to competitors of the Company in certain markets, appearance and cleanliness of service stations, brand acceptance, and the development of gasoline retail operations by non-traditional marketers.

     Regulatory, Environmental and Other Matters

      Operations. The Company’s operations are subject to a variety of federal, state and local health and environmental laws and regulations. These laws and regulations apply to, among other things: (i) the discharge of pollutants into the soil, air and water; (ii) product specifications; (iii) the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials; and (iv) employee health and safety. The Company believes that its refineries are processing currently utilized feedstocks in substantial compliance with currently effective laws and regulations pertaining to health and the environment.

      Various federal and state programs relating to the composition of motor fuels are applicable to the Company’s operations. In December 1999, the Environmental Protection Agency (“EPA”) issued a rule that requires refiners to reduce the sulfur content of gasoline to 30 parts per million (“ppm”) by January 2006 unless they qualify for an extension of this deadline. The Company received approval to participate in the rule’s geographic phase-in area (“GPA”) and averaging, banking and trading (“ABT”) programs. Under the GPA program, the Company will have until January 2007 to reach the 30 ppm standard in connection with gasoline sold in most of the geographic areas in which its refineries’ gasoline is marketed, including gasoline marketed in New Mexico, Colorado, Utah, several counties in Northern Arizona, and on the Navajo Reservation. The ABT program allows the Company to generate sulfur credits that could either be sold to other refiners or used by the Company’s refineries during periods when they otherwise would not be in compliance. Due to the low sulfur baseline already established by the Company, however, the Company does not expect to generate significant amounts of sulfur credits, if any. The Company anticipates that it will expend approximately $3,500,000 to purchase and install the equipment necessary to produce gasoline with a 30 ppm sulfur content at its refineries, and projects that these expenditures will primarily be incurred in 2006.

      In January 2001, EPA issued a rule that requires refiners to produce highway diesel fuel with a sulfur content of 15 ppm (“ULSD”) starting June 2006. Through May 2010, up to 20 percent of a refiner’s highway diesel production may continue to meet the current 500 ppm sulfur standard. The remaining 80 percent of highway diesel production must meet the ULSD standard. The rule also contains provisions extending the above-mentioned low sulfur gasoline deadline for small or GPA refiners who meet the ULSD standard, if a qualifying company produces 100% ULSD or 100% of its baseline highway diesel volume at 15 ppm by June 2006. The Company believes that it will qualify under these provisions for an extension of the low sulfur gasoline standard until December 2008. The Company anticipates that it will expend approximately $15,000,000 to make the necessary changes to its refineries to comply with the new diesel fuel rule, and projects that these expenditures will primarily be incurred in 2005 and 2006. The ULSD rule has been challenged in the District of Columbia Court of Appeals by a coalition of petroleum industry trade organizations, and it is possible that this litigation could have a significant impact on the Company’s projected compliance costs.

      The federal Clean Air Act requires the sale of reformulated gasoline (“RFG”) in certain designated areas of the country. Motor fuels produced by the Company’s refineries are not sold in any such areas. Arizona, however, has adopted a cleaner burning gasoline (“CBG”) program. The Company does not presently manufacture gasolines that satisfy Arizona CBG specifications. The specifications are currently applicable to gasolines sold or used in Arizona in Maricopa County, and portions of Yavapai County and Pinal County. The Company operates approximately 20 service station/convenience stores in these areas, and also conducts wholesale marketing operations there. The Company currently does not intend to make the changes necessary to produce CBG because the capital costs associated with manufacturing large quantities of such gasolines would be significant. The Company is able to purchase or exchange for these gasolines to supply its operations in the CBG areas. It is possible that additional legislation or regulations affecting motor fuel specifications may be adopted that would impact geographic areas in which the Company markets its products.

      In 2000, Arizona passed legislation that requires suppliers of gasoline in Arizona to submit a plan for phasing out the addition of methyl tertiary butyl ether (“MTBE”) to their gasoline. The Company timely submitted the required plan. This legislation stated that Arizona would phase out MTBE as soon as feasible, but not later than 180 days after MTBE is phased out in California. MTBE is scheduled to be phased out in California by December 31, 2003. The Company does not anticipate any significant impact on its operations if Arizona moves forward with its plans to phase out MTBE.

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

      The Company cannot predict what additional health and environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been previously applied. In addition, laws and regulations relating to health and the environment are becoming increasingly stringent. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could have an adverse effect on the financial position and the results of operations of the Company and could require substantial expenditures by the Company for, among other things: (i) the installation and operation of refinery equipment, pollution control systems and equipment not currently possessed by the Company; (ii) the acquisition or modification of permits applicable to Company activities; and (iii) the initiation or modification of cleanup activities.

      Alleged Regulatory Violations. Notices of violations (“NOVs”), compliance orders (“Orders”), and similar governmental notices are issued by governmental authorities and may allege violations of environmental requirements. For a discussion of the Company’s significant outstanding NOVs and Orders, see Note 16 to the Company’s Consolidated Financial Statements, captioned “Commitments and Contingencies.” The Company has received other allegations of regulatory violations from governmental authorities from time to time. The Company has responded or intends to respond in a timely manner to all such matters. The Company does not believe any such matters to be material. Despite the Company’s ongoing efforts to comply with environmental laws and regulations, there can be no assurance that allegations of regulatory violations will not be received from governmental authorities in the future.

      Discharges, Releases and Cleanup Activities. Refining, pipeline, trucking and marketing operations are inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Accidental discharges of contaminants have occurred from time to time during the normal course of the Company’s operations, including discharges associated with the Company’s refineries and its pipeline and trucking operations. The Company has undertaken, intends to undertake, or has completed all investigative or remedial work thus far required by governmental agencies to address potential contamination by the Company. For a discussion of significant cleanup activities in which the Company is involved, see Note 16 to the Company’s Consolidated Financial Statements in Item 8, captioned “Commitments and Contingencies.”

      The Company is incurring, and anticipates that it will continue to incur, remediation costs from time to time in connection with current and former gasoline service stations operated by the Company. The Company’s experience has been that such costs generally do not exceed $100,000 per incident, and a portion of such costs may be subject to reimbursement from state underground storage tank funds.

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

      Rights-Of-Way. Certain irregularities in title may exist with respect to a limited number of the Company’s rights-of-way or franchises for its crude oil pipeline gathering system. The Company, however, has continued its use of the entirety of its pipeline gathering system. As of this date, no claim stemming from any right-of-way or franchise matter has been brought against the Company. The Company does not believe that its use or enjoyment of the pipeline gathering system will be adversely affected by any such right-of-way matters or irregularities in title. Certain rights-of-way for the Company’s crude oil pipeline system must be renewed periodically. A portion of the system, consisting of eight miles or approximately 2% of the entire system, must be renewed in 2006. The Company expects that approximately two years lead time will be required to negotiate and complete renewal of these rights-of-way. Additional rights-of-way for pipeline sections consisting of 174 miles or approximately 47% of the system, must be renewed in 2009, and initial discussions for renewal may begin in 2007.

      Jet Fuel Claims. On June 11, 2001, the Company filed claims against the United States Defense Energy Support Center (“DESC”) in connection with jet fuel that the Company sold to DESC from 1983 through 1994. The Company asserted that the DESC underpaid for the jet fuel in the approximate amount of $17,000,000. For a further discussion of this matter, see Note 16 to the Company’s Consolidated Financial Statements in Item 8, captioned “Commitments and Contingencies.”

Item 3.     Legal Proceedings.

      The Company is a party to ordinary routine litigation incidental to its business. There is also hereby incorporated by reference the information under the headings “Regulatory, Environmental and Other Matters” in Items 1 and 2, the discussions contained in Item 7, and the information regarding contingencies in Note 16 to the Company’s Consolidated Financial Statements in Item 8. In addition, the following proceeding is pending:

      Giant Arizona leases approximately 8,176 square feet of space from a limited liability company in which James E. Acridge, the Company’s former Chairman and Chief Executive Officer (the “CCEO”) owns a 51% interest. Pursuant to a sublease between Giant Arizona and a separate limited liability company controlled by the CCEO, Giant Arizona subleases the space to such entity for use as an inn. The owner of the 49% interest in the lessor has notified Giant Arizona that the sublessee is delinquent on the payment of the rent due, and on or about December 28, 2001, such owner filed a derivative lawsuit for and on behalf of the lessor against Giant Arizona to collect all amounts owing under the lease. The suit is for the recovery of rents past due and owing in excess of $156,990 from August 1, 2000 through date of the complaint. Pursuant to a letter dated January 16, 2002, Giant Arizona made a formal demand on the sublessee for the sublessee to pay all of the past due amounts. In addition, Giant Arizona has filed a motion to dismiss the lawsuit for failure to comply with the express provisions of the Arizona derivative action statue or, alternatively, to compel binding arbitration pursuant to the terms of the lease.

Item 4.     Submission of Matters to a Vote of Security Holders.

      Not applicable.

Executive Officers of the Registrant

      Executive officers of the Company as of March 29, 2002 are listed below:

Name	Age	Position	Executive Officer Since

Fredric L. Holliger	54	Chairman of the Board and Chief Executive Officer	October 1989
Morgan Gust	54	President	August 1990
S. Leland Gould	45	Executive Vice President, Director of Retail Operations	March 2002
Jack W. Keller	57	President of the Company’s Phoenix Fuel Strategic Business Unit	February 1999
Miguel A. Foegal	49	Executive Vice President of the Company’s Retail Group Strategic Business Unit	May 2000
Carl D. Shook	63	Executive Vice President of the Company’s Refining Group Strategic Business Unit	February 2000
C. Leroy Crow	51	Executive Vice President of the Company’s Refining Group Strategic Business Unit	February 2000
Kim H. Bullerdick	48	Vice President, General Counsel, and Secretary	February 1999
Mark B. Cox	43	Vice President, Treasurer, Chief Financial Officer, and Assistant Secretary	February 1999
Gary R. Dalke	49	Vice President, Controller, Chief Accounting Officer, and Assistant Secretary	February 1999

      Fredric L. Holliger has served as a director of the Company since October 1989 and as Chairman of the Board and Chief Executive Officer of the Company since March 29, 2002. From October 1989 to March 29, 2002, Mr. Holliger was Executive Vice President and Chief Operating Officer of the Company. Mr. Holliger joined Giant Arizona as Senior Vice President, and President of the Giant Arizona refining division, in February 1989. Mr. Holliger also has served as a director and the Chief Executive Officer of Phoenix Fuel Co., Inc. (“Phoenix Fuel”) since it was acquired by Giant Arizona in June 1997.

      Morgan Gust has served as President of the Company since March 29, 2002. From September 1998 to March 29, 2002, Mr. Gust served as Executive Vice President of the Company and Giant Arizona. Mr. Gust joined the Company in August 1990, and over the years served in various senior management positions for the Company and Giant Arizona, including Vice President, Vice President Administration, General Counsel, and Secretary.

      S. Leland Gould has served as Executive Vice President, Director of Retail Operations of the Company and Giant Arizona since March 2002. Mr Gould joined Giant Arizona in August 2000 as Vice President, Strategic Business Development. Prior to August 2000, Mr. Gould was Vice President and National Sales Manager for Wolf Camera, a photo store chain with 800 stores nationwide. Prior to that, Mr Gould served as Vice President of Fox Photo and CPI Corporation, a subsidiary of Eastman Kodak, from May 1993 to July 1998.

      Jack W. Keller has served as the President of the Company’s Phoenix Fuel Strategic Business Unit since its formation in February 1999. He also has served as the President of Phoenix Fuel since Phoenix Fuel was acquired by Giant Arizona in June 1997 and as Chief Operating Officer of Phoenix Fuel since May 1998.

From 1989 to June 1997, Mr. Keller served in various senior management roles with Phoenix Fuel, including President from December 1996 to June 1997, Chief Operating Officer from 1993 to 1996, and General Manager from 1989 to 1993. From December 1997 to September 1998, Mr. Keller also served as Senior Vice President, Marketing Division of Giant Arizona.

      Miguel A. Foegal has served as Executive Vice President of the Company’s Retail Group Strategic Business Unit and as Executive Vice President, Retail Group of Giant Arizona since May 2000. From March 1999 to May 2000, Mr. Foegal served as Senior Vice President, Retail Marketing for Giant Arizona. Mr. Foegal joined the Company as Vice President, Retail Marketing in February 1998. From January 1992 to February 1998, Mr. Foegal was a Regional Vice President for Circle K/Tosco Marketing Co., where he was responsible for convenience and gas stores in the western United States.

      Carl D. Shook has served as Executive Vice President of the Company’s Refining Group Strategic Business Unit and as Executive Vice President, Refining Group of Giant Arizona since March 2000. From February 1999 to February 2000, Mr. Shook served as Senior Vice President, Engineering and Technical Services for Giant Arizona. From January 1998 to February 1999, Mr. Shook served as Vice President, Engineering and Analysis for Giant Arizona. From October 1996 until January 1998, Mr. Shook served as Vice President, Corporate Planning and Evaluation for Giant Arizona. From February 1995 until October 1996, Mr. Shook served as Senior Vice President of Refinery Operations for Giant Arizona.

      C. Leroy Crow has served as Executive Vice President of the Company’s Refining Group Strategic Business Unit and as Executive Vice President, Refining Group of Giant Arizona since March 2000. From February 1999 to February 2000, Mr. Crow served as Senior Vice President, Refinery Operations and Raw Material Supply for Giant Arizona. From December 1997 to February 1999, Mr. Crow served as Senior Vice President, Operations Division for Giant Arizona. From February 1996 to June 1997, when it was acquired by Giant Arizona, Mr. Crow served as the Vice President of Operations for Phoenix Fuel. Following the acquisition, Mr. Crow served as Vice President of Operations until December 1997. Prior to joining Phoenix Fuel in February 1996, Mr. Crow was the General Manager of Pro Petroleum, a wholesale fuel distributor in Phoenix, Arizona, from 1993 to 1996.

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

      Mark B. Cox has served as Vice President, Treasurer, Financial Officer, and Assistant Secretary of the Company and Giant Arizona since December 1998. On March 29, 2002, Mr. Cox was named Chief Financial Officer. From September 1998 to December 1998, Mr. Cox served as Treasurer and Assistant Secretary of the Company and Giant Arizona. From December 1996 to September 1998, Mr. Cox served as Treasurer of the Company and Giant Arizona. From October 1994 to December 1996, Mr. Cox served as Assistant Treasurer of Giant Arizona.

      Gary R. Dalke has served as Vice President, Controller, Accounting Officer, and Assistant Secretary of the Company and Giant Arizona since December 1998. On March 29, 2002, Mr. Dalke was named Chief Accounting Officer. From September 1998 to December 1998, Mr. Dalke served as an Assistant Secretary of the Company and Giant Arizona. From April 1998 to September 1998, Mr. Dalke served as Chief Information Officer of Giant Arizona, and from July 1998 to December 1998, Mr. Dalke served as the Controller for Giant Arizona. From January 1990 to June 1997 when it was acquired by Giant Arizona, Mr. Dalke served as Chief Financial Officer of Phoenix Fuel. From January 1997 to June 1997, Mr. Dalke also was Vice President of Phoenix Fuel. Following the acquisition, Mr. Dalke was Vice President and Chief Financial Officer of Phoenix Fuel from June 1997 to July 1998, and from June 1997 to September 1998, he also was Treasurer of Phoenix Fuel.

PART II

Item 5.	Market For the Registrant’s Common Equity and Related Stockholder Matters

      The principal United States market on which the Company’s common stock is traded is the New York Stock Exchange. The high and low sales prices for the Common Stock for each full quarterly period as reported on the New York Stock Exchange Composite Tape for the last two fiscal years are as follows:

Quarter Ended	High	Low

December 31, 2001	9.3000	7.8000
September 30, 2001	10.9000	7.0700
June 30, 2001	11.4000	7.1000
March 31, 2001	8.9500	6.6000
December 31, 2000	7.4375	5.1250
September 30, 2000	8.0000	5.1875
June 30, 2000	9.6875	7.6250
March 31, 2000	10.5000	7.6250

      The Company’s Board of Directors suspended the payment of cash dividends on common stock in the fourth quarter of 1998. At the present time, the Company has no plans to reinstate such dividends. Any future dividends are subject to the results of the Company’s operations, declaration by the Board of Directors, and existing debt covenants, as described below.

      The Company has issued $150,000,000 of 9% Senior Subordinated Notes due 2007 (the “9% Notes”) and $100,000,000 of 9 3/4% Senior Subordinated Notes due 2003 (the “9 3/4% Notes”). The 9% Notes were issued pursuant to an Indenture dated August 26, 1997 (the “9% Indenture”) and the 9 3/4% Notes were issued pursuant to an Indenture dated November 29, 1993 (the “9 3/4% Indenture”, and collectively with the 9% Indenture, the “Indentures”). The Indentures are among the Company, its subsidiaries, as guarantors, Bank of New York, as trustee under the 9% Indenture and Bank One Trust Company (fka NBD Bank), as trustee under the 9 3/4% Indenture. The Indentures contain a number of covenants, which, among other provisions, place restrictions on the Company’s payment of dividends and purchase of its common stock.

      The Indentures include the payment of dividends and purchase of the Company’s common stock in their definitions of “Restricted Payments.” The Indentures place limitations on “Restricted Payments,” the most significant of which are summarized as follows:

The Company cannot, and cannot permit any of its Restricted Subsidiaries to, directly or indirectly, make any Restricted Payment, unless:

(a) no Default or Event of Default shall have occurred and be continuing at the time of or immediately after giving effect to such Restricted Payment;

(b) at the time of and immediately after giving effect to such Restricted Payment, the Company would be able to incur at least $1.00 of additional Indebtedness pursuant to the first paragraph of the covenant captioned “Limitation on Incurrence of Additional Indebtedness”; and

(c) immediately after giving effect to such Restricted Payment, the aggregate amount of all Restricted Payments declared or made after the Issue Date does not exceed the sum of (A) 50% of the Consolidated Net Income of the Company and its Restricted Subsidiaries (or in the event such Consolidated Net Income shall be a deficit, minus 100% of such deficit) during the period (treated as one accounting period) subsequent to September 30, 1997 in the case of the 9% Indenture and September 30, 1993 in the case of the 9 3/4% Indenture and ending on the last day of the fiscal quarter immediately preceding the date of such Restricted Payment and (B) $30,000,000 in the case of the 9% Indenture and $15,000,000 in the case of the 9 3/4% Indenture. Consolidated Net Income excludes, among other things, any full cost ceiling limitation write-down.

      At December 31, 2001, retained earnings available for dividends under the most restrictive terms of the Indentures were approximately $7,128,000. The Board of Directors will periodically review the Company’s policy regarding the payment of dividends.

      Also see the “Capital Structure” discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 hereof.

      Capitalized items used but not defined above have the meaning assigned to them in the Indentures.

      There were 242 holders of record of Common Stock on March 15, 2002.

Item 6.     Selected Financial Data.

      The following table summarizes recent financial information of the Company. This selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations at Item 7, and the Consolidated Financial Statements, related notes thereto, and the Independent Auditors’ Report included in Item 8 hereof:

FINANCIAL AND OPERATING HIGHLIGHTS

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except percentages, per share and operating data)
Financial Statement Data
Net Revenues	$968,679	$1,074,362	$782,683	$642,504	$657,278
Operating Income	42,545	33,759	37,397	19,907	41,106
Net Earnings (Loss)	12,381	7,289	10,778	(2,217)	15,294
Earnings (Loss) Per Common Share — Basic	$1.40	$0.79	$1.01	$(0.20)	$1.38
Earnings (Loss) Per Common Share — Diluted	$1.39	$0.79	$1.01	$(0.20)	$1.37
Weighted Average Common Shares Outstanding — Basic	8,871	9,214	10,679	10,951	11,051
Weighted Average Common Shares Outstanding — Diluted	8,885	9,223	10,719	10,951	11,175
Dividends Paid Per Common Share	$—	$—	$—	$0.20	$0.20
Working Capital	$57,144	$54,494	$49,396	$89,104	$111,725
Total Assets	507,174	528,565	546,799	527,414	535,371
Long-Term Debt	256,749	258,009	258,272	282,484	275,557
Stockholders’ Equity	136,410	127,703	132,462	127,702	133,467
Long-Term Debt as a Percentage of Total Capitalization	65.3%	66.9%	66.1%	68.9%	67.4%
Book Value Per Common Share	$15.95	$14.27	$12.86	$11.78	$12.14
Return on Average Stockholders’ Equity	9.4%	5.6%	8.3%	—	12.0%
Operating Data(1)
Refining Group:
Rated Crude Oil Capacity Utilized	73%	80%	87%	88%	92%
Refinery Sourced Sales Barrels (Bbls/ Day)	32,025	34,287	37,368	37,898	39,037
Average Crude Oil Costs ($/ Bbl)	$25.00	$29.26	$17.64	$14.29	$20.60
Refinery Margin ($/ Bbl)	$9.69	$7.63	$6.89	$4.83	$6.39
Retail Group:
Service Stations:
Fuel Gallons Sold (In Thousands)	187,152	208,125	211,873	184,375	125,219
Product Margin ($/ Gallon)	$0.170	$0.168	$0.179	$0.206	$0.213
Merchandise Sold ($ In Thousands)	$138,403	$131,825	$111,603	$95,496	$67,601
Merchandise Margin	28%	28%	28%	30%	30%
Number of Outlets at Year End	150	179	172	166	148

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except percentages, per share and operating data)
Travel Center:
Fuel Gallons Sold (In Thousands)	24,964	26,698	27,991	24,950	19,434
Product Margin ($/ Gallon)	$0.103	$0.104	$0.111	$0.111	$0.111
Merchandise Sold ($ In Thousands)	$6,128	$6,719	$7,291	$7,331	$7,382
Merchandise Margin	44%	46%	45%	45%	44%
Number of Outlets at Year End	1	1	1	1	1
Retail Fuel Volumes Sold as a % of Refinery Sourced Sales Barrels	43%	45%	42%	36%	24%
Phoenix Fuel:
Fuel Gallons Sold (In Thousands)	394,158	424,290	351,949	314,763	172,121
Product Margin ($/ Gallon)	$0.050	$0.052	$0.064	$0.067	$0.075
Lubricant Sales ($ In Thousands)	$22,347	$24,210	$22,067	$22,517	$12,923
Lubricant Margin	17%	16%	15%	14%	14%

(1)	Operating data includes the operations of various Retail Group acquisitions made in 1997 and 1998.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

      Inherent in the preparation of the Company’s financial statements are the selection and application of certain accounting principles, policies, and procedures that affect the amounts that are reported. In order to apply these principles, policies, and procedures, the Company must make judgments, assumptions, and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events, some of which the Company may have little or no control over. In addition, the methods used in applying the above may result in amounts that differ considerably from those that would result from the application of other acceptable methods.

      The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements. Certain critical accounting policies that materially affect the amounts recorded in the consolidated financial statements are the use of the last in, first-out (“LIFO”) method of valuing certain inventories, the accounting for certain environmental remediation liabilities, the accounting for certain related party transactions, and assessing the possible impairment of certain long-lived assets.

      As described in Note 1, the Company’s inventories are stated at the lower of cost or market. Costs for crude oil and refined products produced by the refineries, and lubricants and other merchandise of Phoenix Fuel are determined by the LIFO method. Under this method, the most recent acquisition costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. The Company selected this method because it believes it more accurately reflects the cost of the Company’s current sales. The use of this method results in reported earnings that can differ significantly from those that might be reported under a different inventory method such as the first-in, first-out (“FIFO”) method. Under the FIFO method, the earliest acquisition costs are charged to cost of sales and inventories are valued at the latest acquisition costs. If inventories had been determined using the FIFO method at December 31, 2001, 2000, and 1999, net earnings and diluted earnings per share for the years ended December 31, 2001, 2000, and 1999 would have been (lower) higher by $(6,981,000) and $(0.79), $2,935,000 and $.32, and $4,408,000 and $0.41, respectively. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. For the years ended December 31, 2001, 2000, and 1999, cost of sales were (lower) higher by $(231,000), $(1,737,000) and $2,551,000 because of declines in inventory volumes.

      In periods of rapidly declining prices, LIFO inventories may have to be written down to market due to the higher costs assigned to LIFO volumes in prior periods. Market value is determined based on estimated selling prices less applicable refining, transportation and other selling costs, generally for the month subsequent to the end of the reporting period. For the year ended December 31, 2001, declining prices resulted in the write-down of inventory values by approximately $3,302,000. Further declines in prices could result in additional write-downs.

      The Company has recorded various environmental remediation liabilities described in more detail in Note 16 to the Company’s Consolidated Financial Statements in Item 8. These liabilities result for the most part from past operations, including liabilities associated with past operations arising out of changes in environmental laws, and liabilities assumed in connection with acquired assets. The Company is conducting remediation activities in connection with these matters, including investigation, sampling, cleanup, disposal, and monitoring. Such liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Environmental liabilities are not discounted to their present value and are recorded without consideration of potential recoveries from third parties. The Company employs independent consultants or its own internal environmental personnel to investigate and assemble pertinent facts, recommend an appropriate remediation plan in light of regulatory standards, assist in estimating remediation costs based on existing technologies, and complete remediation according to approved plans. When consultants are not utilized, the Company estimates remediation costs based on the knowledge and experience of Company employees having responsibility for the remediation project. Because of the amount of uncertainty involved in the nature of the Company’s various remediation efforts and the period of time such efforts may take to complete, estimates are based on current regulatory standards. The Company updates its estimates as needed to reflect changes in factual information, available technology, or applicable laws and regulations. Subsequent adjustments to estimates, which may be significant, often occur as more information becomes available, as the requirements of government agencies are changed or clarified, or as other circumstances change.

      The Company has entered into various transactions with James E. Acridge, its former Chairman and Chief Executive Officer, (the “CCEO”) more fully described in Note 6 to the Company’s Consolidated Financial Statements in Item 8. The Board of Directors is responsible for the approval of these transactions. Among other things, management has obtained an independent appraisal and financial information from the CCEO to assist in evaluating the accounting for and the collectability of a note receivable from the CCEO. As discussed in Note 6, at December 31, 2001, the Company had fully reserved for the Note and related accrued interest.

      The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets to be held and used may not be recoverable. For assets to be disposed of, the Company reports long-lived assets at the lower of the carrying amount or fair value less cost to sell. During 2001, the Company recorded impairment write-downs of $926,000 relating to assets held for disposal. Additionally, the Company has several operating service station/ convenience stores that are being marketed for potential sale if acceptable offers are received. These operating stores were evaluated for impairment using an undiscounted cash flow methodology. The sum of expected future cash flows for certain of the stores was less than the carrying value; accordingly an impairment loss of $1,293,000 based on estimated fair market values was recorded during 2001. In determining the amount of this write-down, the fair market value estimates used were based upon either internally prepared estimates based on comparable sales or sales offers received. In addition, write-downs of $500,000 were recorded for other impairments. Changes in current economic conditions, assumptions regarding the timing and amounts of cash flows, or fair market value estimates could result in additional write-downs of these assets in the future.

Results Of Operations

      Included below are certain operating results and operating data for the Company and for the Company’s operating segments.

	Year Ended December 31,

	2001	2000	1999

	(In Thousands, Except Per Share Data)
Net revenues	$968,679	$1,074,362	$782,683
Cost of products sold	738,514	859,001	568,005

Gross margin	230,165	215,361	214,678
Operating expenses	114,260	122,650	115,599
Depreciation and amortization	33,875	33,579	31,129
Selling, general and administrative expenses	27,864	25,373	28,166
Loss on the disposal/write-down of assets	6,212	—	2,387
Allowance for related party note and interest receivable	5,409	—	—

Operating income	42,545	33,759	37,397
Interest expense	(24,098)	(24,411)	(23,417)
Interest and investment income	1,661	1,989	2,476

Earnings before income taxes	20,108	11,337	16,456
Provision for income taxes	7,727	4,048	5,678

Net earnings	$12,381	$7,289	$10,778

Earnings per common share:
Basic	$1.40	$0.79	$1.01

Assuming dilution	$1.39	$0.79	$1.01

Net revenues:(1)
Refining Group	$450,226	$518,172	$388,300
Retail Group	390,379	421,339	338,565
Phoenix Fuel	391,172	443,224	272,685
Other	244	367	677
Intersegment	(263,342)	(308,740)	(217,544)

Consolidated	$968,679	$1,074,362	$782,683

Income (loss) from operations:(1)
Refining Group	$66,148	$45,790	$51,323
Retail Group	5,214	31	3,790
Phoenix Fuel	4,731	7,275	8,549
Other	(21,927)	(19,337)	(23,878)
Loss on disposal/write-down of assets	(6,212)	—	(2,387)
Allowance for related party note and interest receivable	(5,409)	—	—

Consolidated	$42,545	$33,759	$37,397

(1)	The Refining Group consists of the Company’s two refineries, its fleet of crude oil and finished product truck transports, its crude oil pipeline gathering operations, and its finished product terminaling operations. The Retail Group consists of service station/ convenience stores and one travel center. Phoenix Fuel is an industrial/ commercial petroleum fuels and lubricants distribution operation, which includes a number of bulk distribution plants, an unattended fleet fueling (“cardlock”) operation and a fleet of finished product truck transports. The Other category is primarily corporate staff operations.

	Year Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Refining Group Operating Data:
Crude Oil/ NGL Throughput (BPD)	33,167	35,359	38,360
Refinery Sourced Sales Barrels (BPD)	32,025	34,287	37,368
Average Crude Oil Costs ($/ Bbl)	$25.00	$29.26	$17.64
Refining Margins ($/ Bbl)	$9.69	$7.63	$6.89
Retail Group Operating Data:
Fuel Gallons Sold (000’s)	212,116	234,823	239,864
Fuel Margins ($/gal)	$0.1618	$0.1603	$0.1717
Merchandise Sales ($in 000’s)	$144,531	$138,544	$118,894
Merchandise Margins	28.7%	29.0%	28.9%
Number of Operating Units at End of Period	151	180	173
Phoenix Fuel Operating Data:
Fuel Gallons Sold (000’s)	394,158	424,290	351,949
Fuel Margins ($/gal)	$0.0498	$0.0524	$0.0644
Lubricant Sales ($in 000’s)	$22,347	$24,210	$22,067
Lubricant Margins	16.6%	16.4%	15.2%

      In the second quarter of 2000, the Company changed its methodology for treating product purchased to supply Company retail operations and, as a result, certain segment information for the Refining Group is not comparable with that reported for 2000. This change in methodology had no effect on gross margin or net income.

Comparison of the Years Ended December 31, 2001 and December 31, 2000

     Earnings Before Income Taxes

      For the year ended December 31, 2001, earnings before income taxes were $20,108,000, an increase of $8,771,000 from earnings before income taxes of $11,337,000 for the year ended December 31, 2000. The increase was primarily due to a 27% increase in refinery margins, due in part to a reduction in crude oil costs resulting from contract negotiations with suppliers; lower operating expenses, including depreciation and amortization; and a 4% increase in retail merchandise sales with relatively flat margins year-to-year. These increases were offset in part by a 7% decline in refinery sourced finished product sales volumes, due in part to reduced crude oil production and competitive conditions in the Four Corners area; a 10% decline in wholesale fuel volumes sold by Phoenix Fuel to third party customers, due in part to a slowdown in the commercial/industrial sector in Arizona and increased volumes sold in the third quarter of 2000 related to increased diesel demand because of disruptions of natural gas supplies into Arizona; a 5% decrease in Phoenix Fuel finished product margins; and an increase in selling, general and administrative expenses (“SG&A”).

      In addition, 2001 earnings before income taxes were reduced by $6,212,000 as the result of losses on the disposal/ write-down of various refining and retail assets and by $5,409,000 due to the recording of a reserve for a note and interest receivable from the CCEO, as discussed in Note 6 to the Company’s Consolidated Financial Statements in Item 8.

     Revenues

      Revenues for the year ended December 31, 2001, decreased approximately $105,683,000 or 10% to $968,679,000 from $1,074,362,000 in the comparable 2000 period. The decrease was due to, among other things, a 10% decline in wholesale fuel volumes sold by Phoenix Fuel to third party customers, due in part to the factors stated above, along with a 6% decrease in related finished product selling prices; an 8% decline in refinery average selling prices, along with a 7% decrease in refinery sourced finished product sales volumes;

and a 13% decline in retail refined product selling prices. These decreases were partially offset by a 4% increase in retail merchandise sales.

      The volumes of finished products sold through the Company’s retail units decreased approximately 10% from 2000 levels. The volume of finished product sold from service station/ convenience stores that were in operation for a full year in each period decreased approximately 4%. These declines were primarily due to increased price competition in the Company’s Phoenix and Tucson markets. In addition, the Company has closed or sold 39 service station/ convenience stores and opened or acquired three since the beginning of 2000. Volumes sold from the Company’s travel center declined approximately 6%, due in part to direct competition from a truck stop/casino that opened in 2001.

     Cost Of Products Sold

      For the year ended December 31, 2001, cost of products sold decreased $120,487,000 or 14% to $738,514,000 from $859,001,000 in the comparable 2000 period. The decrease was due in part to a 15% decline in average crude oil costs; a 10% decline in wholesale fuel volumes sold by Phoenix Fuel to third party customers, along with a 5% decrease in the cost of finished products purchased; and a 7% decline in refinery sourced finished product sales volumes. These decreases were partially offset by a 4% increase in retail merchandise sales. In addition, 2001 cost of products sold increased by approximately $3,302,000 as a result of a reduction in the carrying value of inventories related to declines in crude oil and refined product prices.

      For the year 2001, certain lower cost refinery LIFO inventory layers were liquidated, which resulted in a decrease in the cost of products sold of approximately $231,000. For the year 2000, certain lower cost Phoenix Fuel LIFO inventory layers were liquidated, which resulted in a decrease in the cost of products sold of approximately $1,737,000.

     Operating Expenses

      For the year ended December 31, 2001, operating expenses decreased approximately $8,390,000 or 7% to $114,260,000 from $122,650,000 in the comparable 2000 period. The decrease was due to, among other things, reduced expenses for payroll and related costs for retail operations, including operating bonuses, along with a reduction in other operating expense categories, due in part to the closure of 20 and sale of 19 service station/ convenience stores during 2000 and 2001; lower lease expense due to the repurchase of 59 service/ station convenience stores from FFCA Capital Holding Corporation (“FFCA”) in July 2001, which had been sold as part of a sale-leaseback transaction between the Company and FFCA in December 1998; decreased payroll and related costs and repair and maintenance expenses for Phoenix Fuel; and lower chemical and additive costs and reduced purchase fuel costs for the refineries. These decreased costs were offset in part by higher refinery costs for materials, contract labor, and utilities.

     Depreciation and Amortization

      For the year ended December 31, 2001, depreciation and amortization increased approximately $296,000 or 1% to $33,875,000 from $33,579,000 in the comparable 2000 period. The increase was primarily related to the repurchase of 59 service/ station convenience stores from FFCA in July 2001; newly acquired service station/convenience stores; the capitalization of the 2000 contingent payment related to the acquisition of the Bloomfield Refinery discussed in more detail in Note 3 to the Company’s Consolidated Financial Statements in Item 8; and construction, remodeling and upgrades in retail and refining operations during 2000 and 2001. These increases were offset in part by lower refinery turnaround amortization costs in 2001.

     Selling, General and Administrative Expenses

      For the year ended December 31, 2001, SG&A increased approximately $2,491,000 or 10% to $27,864,000 from $25,373,000 in the comparable 2000 period. The increase was primarily due to increased expense accruals for bonuses paid under the Company’s management incentive bonus plan in January 2002; certain outside legal expenditures, including expenditures related to transactions involving the CCEO or related entities; certain consulting expenditures; certain related party transactions discussed in more detail in

Note 6 to the Consolidated Financial Statements; and accruals for certain environmental costs. These increases were offset in part by lower self-funded group health insurance costs in 2001 due to improved claims experience, severance pay costs incurred in the first quarter of 2000 relating to a reorganization and staff reduction program, and expenditures incurred in 2000 for certain strategic planning costs.

     Loss on the Disposal/ Write-down of Assets

      For the year ended December 31, 2001, the Company recorded a pre-tax loss on the disposal/ write-down of assets of $6,212,000. This amount included losses of $609,000 on the sale of assets in the ordinary course of business, primarily related to the sale of eleven service station/convenience stores; losses of $2,719,000 on the write-down of assets due to impairment, resulting from the application of Statement of Financial Accounting Standard (“SFAS”) No. 121 due to a strategy to sell certain service station/convenience stores, some of which were closed; losses of $592,000 relating to the value of leasehold improvements included in leased service station/convenience stores returned to the lessors; and losses of $2,292,000 primarily related to the retirement or replacement of certain refinery property, plant, and equipment. In addition, the Company recorded a reserve in the amount of $5,409,000 for a note and interest receivable from the CCEO as discussed in Note 6 to the Company’s Consolidated Financial Statements in Item 8.

     Interest Expense (Income)

      For the year ended December 31, 2001, interest expense decreased approximately $313,000 or 1% to $24,098,000 from $24,411,000 in the comparable 2000 period. The decrease was primarily due to interest expense in 2000 related to borrowings under the Company’s revolving credit facility.

      For the year ended December 31, 2001, interest and investment income decreased approximately $328,000 or 16% to $1,661,000 from $1,989,000 in the comparable 2000 period. The decrease was primarily due to a decline in the amount of funds available for investment in short-term instruments, as a result of the FFCA repurchase.

     Income Taxes

      The effective tax rate for the year ended December 31, 2001 was approximately 38% and for the year ended December 31, 2000 was approximately 35%. The difference in the rates was primarily the result of coal seam gas tax and state pollution control credits utilized in 2000.

     Outlook

      The Company’s strategy is to continue to profitably operate its refining, retail marketing and Phoenix Fuel operations. The immediate strategic focus is to:

•	complete the acquisition of a refinery located in Yorktown, Virginia (the “Yorktown Refinery”) from BP Corporation North America Inc. and BP Products North America Inc.;

•	efficiently integrate the Yorktown Refinery into the Company’s existing operations while maximizing the profitability of all of the Company’s refineries;

•	work with producers in the Four Corners area to augment crude oil supply;

•	continue to maximize profitability of the Retail Group by increasing sales of high-margin merchandise and continuing to reduce costs;

•	continue to maximize profitability of Phoenix Fuel by increasing wholesale fuel volumes, expanding its service offerings, and broadening its wholesale customer base;

•	increase cash flow by continuing to reduce operating expenses and eliminating non-essential capital expenditures; and

•	rationalize the Company’s asset base by selling non-strategic and underperforming assets and selectively pursuing acquisitions.

      The Company’s refining operations continue to be affected by reduced crude oil production in the Four Corners area and could further be affected by periodic supply contract negotiations if such negotiations are not successful in retaining material volumes. This has had a direct effect on the refinery’s crude oil supply and refined product production. In addition, new pipelines bringing refined products into this market area have directly impacted the Company’s operations. The Company has been able to meet refined product demand in it markets, while achieving acceptable margins, and believes it will continue to do so.

      The Company’s refineries continue to run well with no significant operational problems and have been able to respond to a variety of supply and demand situations resulting from changing economic conditions in order to maximize refinery netbacks.

      The Company’s retail operations will continue to evaluate and potentially dispose of non-strategic and underperforming assets. The Company continues to face increased competition in the markets in which it operates from major oil companies, independent oil companies, and non-traditional gasoline marketers. The Company has been, and expects to continue to be, competitive in most of these markets and to realize acceptable margins. The Company’s Phoenix market has been, and continues to be, extremely competitive due to dealer tankwagon pricing and the Company continues to lose market share. The Company has implemented and is evaluating new marketing strategies for its fuel and merchandise operations in order to address this increased competition.

      The Company’s Phoenix Fuel operations have been affected by the events of September 11, 2001, as well as an economic downturn in its major markets. This has resulted in reduced demand for finished products and lubricants, as well as having a negative impact on finished product margins. The Company expects that these conditions will persist until the economy improves.

      The Company’s future results of operations are primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses.

Comparison of the Years Ended December 31, 2000 and December 31, 1999

     Earnings Before Income Taxes

      For the year ended December 31, 2000, earnings before income taxes were $11,337,000, a decrease of $5,119,000 from earnings before income taxes of $16,456,000 for the year ended December 31, 1999. The decrease was primarily due to higher operating expenses, including depreciation and amortization; an 8% decline in refinery sourced finished product sales volumes, due in part to reduced crude oil production in the Four Corners area, competitive conditions and, in the first quarter of 2000, to customers using inventory they had stored at the end of 1999 in anticipation of potential Y2K problems; a 7% decline in retail fuel margins; and a 19% decline in Phoenix Fuel finished product margins. These decreases were offset in part by an 11% increase in refinery margins, due in part to a reduction in crude oil costs resulting from contract negotiations with suppliers; a 17% increase in retail merchandise sales with relatively flat margins year-to-year; a reduction in “SG&A; and a 5% increase in wholesale fuel volumes sold by Phoenix Fuel to third party customers.

      In addition, 1999 earnings were reduced as the result of the write-off of $2,387,000 in net book value of assets that were either demolished for new construction or replaced with new systems.

     Revenues

      Revenues for the year ended December 31, 2000, increased approximately $291,679,000 or 37% to $1,074,362,000 from $782,683,000 in the comparable 1999 period. The increase was due to, among other things, a 48% increase in refinery weighted average selling prices; a 41% increase in Phoenix Fuel weighted average selling prices, along with a 5% increase in wholesale fuel volumes sold to third party customers, due in part to increased diesel demand related to allocations and disruptions of natural gas supplies into Arizona, primarily in the third quarter of 2000; and a 17% increase in retail merchandise sales. This increase was partially offset by an 8% decline in refinery sourced finished product sales volumes.

      The volumes of refined products sold through the Company’s retail units decreased approximately 2% from 1999 levels. The volume of finished product sold from service station/ convenience stores that were in operation for a full year in each period decreased approximately 3%, while volumes sold from the Company’s travel center declined approximately 5%. These declines were offset in part by volumes sold from nine Company constructed and remodeled service station/ convenience stores, opened in 1999 and 2000, that exceeded the volumes lost from the sale of 10 units during the same period.

     Cost of Products Sold

      For the year ended December 31, 2000, cost of products sold increased $290,996,000 or 51% to $859,001,000 from $568,005,000 in the comparable 1999 period. The increase was due in part to a 66% increase in average crude oil costs, despite negotiated supply cost reductions; a 45% increase in the cost of finished products purchased by Phoenix Fuel, along with a 5% increase in wholesale fuel volumes sold to third party customers; and a 17% increase in retail merchandise sales. These increases were partially offset by an 8% decline in refinery sourced finished product sales volumes.

      For the year 2000, certain lower cost Phoenix Fuel LIFO inventory layers were liquidated which resulted in a decrease in the cost of products sold of approximately $1,737,000. For the year 1999, certain higher cost refinery LIFO inventory layers were liquidated which resulted in an increase in the cost of products sold of approximately $2,551,000.

     Operating Expenses

      For the year ended December 31, 2000, operating expenses increased approximately $7,051,000 or 6% to $122,650,000 from $115,599,000 in the comparable 1999 period. The increase was due to, among other things, increased retail operating costs related to new service station/convenience stores opened or acquired in 1999 and 2000, including wages and related costs, and increased retail credit card processing fees resulting from an increase in the number of transactions, as well as the average dollar amount of each transaction due to higher fuel prices. There also were higher costs and increased volumes of purchased fuel for the refineries, along with higher expenditures for catalyst, chemicals and additives. These increases were offset in part by lower lease expenses due to the repurchase of 24 service station/convenience stores in the third and fourth quarters of 1999, which had originally been sold to FFCA as part of a sale-leaseback transaction completed in December 1998, and reduced expense accruals for refinery related management incentive bonuses. In addition, 2000 reflects reduced retail advertising costs, as well as reduced expenditures for other promotional programs.

     Depreciation and Amortization

      For the year ended December 31, 2000, depreciation and amortization increased approximately $2,450,000 or 8% to $33,579,000 from $31,129,000 in the comparable 1999 period. The increase was primarily related to newly acquired service station/ convenience stores; construction, remodeling and upgrades in retail and refining operations during 1999 and 2000; the capitalization of the 1999 contingent payment related to the acquisition of the Bloomfield Refinery; the amortization of refinery turnaround costs; and the repurchase of 24 service station/ convenience stores sold as part of a sale-leaseback transaction between the Company and FFCA in December 1998. The increase was offset in part by reduced depreciation and amortization in 2000 resulting from the sale of certain natural gas properties that were being amortized in 1999 and the 1999 adjustment of the value of certain real estate assets held for sale.

     Selling, General and Administrative Expenses

      For the year ended December 31, 2000, SG&A decreased approximately $2,793,000 or 10% to $25,373,000 from $28,166,000 in the comparable 1999 period. The decrease was primarily due to a more normal contribution of $825,000 to the Company’s former Employee Stock Ownership Plan (“ESOP”) in 2000, after a larger than normal $3,000,000 contribution in 1999; lower expenses for the estimated costs of incentive bonuses and accruals for other employee benefits made in 2000 as compared to 1999; and reduced costs related to a reorganization and staff reduction program implemented in the first quarter of 2000. The decrease was offset in part by severance pay costs incurred in 2000 relating to the reorganization and staff reduction program, certain strategic planning costs, and higher wages and related costs. In addition, 1999 costs were reduced because of insurance reimbursements received relating to prior workers compensation claims that had been paid by the Company.

     Interest Expense (Income)

      For the year ended December 31, 2000, interest expense increased approximately $994,000 or 4% to $24,411,000 from $23,417,000 in the comparable 1999 period. The increase was due in part to additional interest expense related to borrowings from the Company’s revolving credit facility in the first six months of 2000 and the capitalization of more interest in 1999.

      For the year ended December 31, 2000, interest and investment income decreased approximately $487,000 or 20% to $1,989,000 from $2,476,000 in the comparable 1999 period. The decrease was primarily due to a decline in the amount of funds available for investment in short-term instruments.

     Income Taxes

      The effective tax rate for each of the years ended December 31, 2000 and 1999 was approximately 35%. These rates were somewhat lower than the Company’s expected effective tax rate of between 39% and 40% because of coal seam gas tax and state pollution control credits utilized in 2000 and the resolution of various tax matters and deferred tax adjustments in 1999.

Liquidity and Capital Resources

     Cash Flow From Operations

      Operating cash flows increased for the year ended December 31, 2001 compared to the year ended December 31, 2000 primarily as a result of an increase in net earnings and related non-cash adjustments in 2001, along with an increase in cash flows related to changes in operating assets and liabilities in each period. Net cash provided by operating activities totaled $65,256,000 for the year ended December 31, 2001, compared to $29,492,000 in the comparable 2000 period.

     Working Capital

      Working capital at December 31, 2001 consisted of current assets of $135,981,000 and current liabilities of $78,837,000, or a current ratio of 1.72:1. At December 31, 2000, the current ratio was 1.49:1 with current assets of $165,184,000 and current liabilities of $110,690,000.

      Current assets decreased during 2001, primarily due to a decrease in trade receivables. This decrease was offset in part by an increase in inventories. Trade receivables decreased due to a decrease in weighted average selling prices and lower sales volumes in December 2001 as compared to December 2000. Inventories increased primarily due to an increase in the volumes of refinery crude oil and refinery and Phoenix Fuel refined products on hand. These increases were offset in part by a decline in weighted average inventory costs, along with a decrease in certain retail refined product volumes.

      Current liabilities decreased due to decreases in accounts payable and accrued expenses. Accounts payable decreased primarily as a result of a decrease in the cost of certain raw materials and finished products. In addition, two months of natural gas liquids purchases were included in accounts payable at December 31, 2000, due to the timing of year-end payments. Accrued expenses decreased primarily as a result of the payment of the final accrued contingent payment related to the 1995 acquisition of the Company’s Bloomfield Refinery more fully discussed in Note 3 to the Company’s Consolidated Financial Statements in Item 8, lower accruals for federal and state excise taxes, settlement and payment of certain legal matters previously accrued for, and lower or reduced accruals for refinery purchased fuel and utilities. These decreases were offset in part by increased accruals for bonus, profit sharing and retirement plans.

     Capital Expenditures and Resources

      Net cash used in investing activities for the purchase of property, plant and equipment, excluding the $38,052,000 repurchase of 59 service station/ convenience stores from FFCA in July 2001, totaled approximately $19,004,000 for the year ended December 31, 2001. Expenditures included amounts for, among other things, certain major maintenance turnaround costs for the Bloomfield Refinery, the acquisition and replacement of certain pipeline assets, operational and environmental projects for the refineries, and remodeling and upgrades for retail operations.

      The Company received proceeds of approximately $7,889,000 from the sale of property, plant and equipment and other assets in 2001, primarily from the sale of 11 service station/ convenience stores, a bulk plant, and certain vacant land. A loss of approximately $609,000 resulted from these sales. In addition, the Company recorded the retirement or replacement of certain refinery and retail property, plant, and equipment with a net book value of approximately $2,292,000, recorded impairment losses on various retail assets of $2,719,000, and losses of $592,000 for the value of leasehold improvements included in leased retail units returned to the lessors.

      As a result of the Company’s ongoing retail asset evaluation initiated in 2001, the Company identified 60 non-strategic or underperforming units for possible divestiture. Eight of these units were subsequently removed from the list due to improved performance. Of the remaining units, 11 were sold, six were closed and reclassified as assets held for sale, one leased unit was returned to the lessor, and four are in escrow and are expected to close in the second quarter of 2002. The remaining 30 stores continue to be operated by the Company, but are being marketed for potential sale in accordance with the Company’s strategy and may be divested if acceptable offers are received and negotiated during 2002.

      In addition, 12 other units were closed in 2001. Seven of these units were classified as assets held for sale, three leased units were returned to the lessors, and the Company is attempting to sublease two others.

      In October 1995, the Company acquired the Bloomfield Refinery. The purchase agreement provided for potential contingent payments of approximately $35,000,000 to be made over approximately six years from the acquisition date, not to exceed a net present value of $25,000,000 as of October 1995, should certain criteria be met. The contingent payments are considered additional purchase price, were allocated to the appropriate assets, and are being amortized over their remaining useful lives. In the first quarter of 2001, the Company made the final payment of approximately $5,139,000 required under the purchase agreement.

      On January 25, 2001, the Company’s Board of Directors accepted an offer from the CCEO, on behalf of a trust of which the CCEO is the beneficiary, to sell a parcel of land (the “Jomax Property”) to the Company, or to a company affiliated with the Company, for the lesser of $5,000,000 or the Jomax Property’s appraised value. The Jomax Property was subsequently sold to the Company for $5,000,000 plus closing costs. The Company subsequently purchased from the trust an option and first right held by the trust for $600,000. Refer to Note 6 to the Company’s Consolidated Financial Statements in Item 8 for a detailed discussion of this transaction.

      In December 1998, the Company and FFCA completed a sale-leaseback transaction in which the Company sold 83 service station/convenience stores to FFCA for $51,763,000 and leased them back. Net proceeds to the Company, after expenses, were approximately $50,124,000. In the second half of 1999, the Company repurchased 24 of the service station/ convenience stores for approximately $13,711,000, plus closing costs. In the second quarter of 2001, FFCA approached the Company to determine whether the Company had any interest in acquiring the remaining 59 service station/convenience stores. Subsequently, in July 2001, the Company repurchased the remaining 59 service station/convenience stores for approximately $38,052,000 plus closing costs. These amounts were equal to the original selling prices of the units. Certain deferrals on the Company’s Consolidated Balance Sheet relating to the sale-leaseback transaction, including a deferred gain on the original sale to FFCA and deferred lease allocations included in “Other Liabilities and Deferred Income,” and deferred costs associated with the original sale included in “Other Assets,” reduced the value of the assets recorded in property, plant and equipment by approximately $1,736,000. The repurchase of these service station/ convenience stores will reduce the Company’s average annual lease expense by approximately $4,500,000 annually, while depreciation expense will increase approximately $2,800,000 annually because of the transaction.

      The Company budgeted approximately $20,900,000 for capital expenditures in 2002, excluding growth projects, the Yorktown Refinery acquisition discussed below and any related capital expenditures, and any other potential acquisitions. Of this amount, approximately $3,000,000 is for the completion of projects that were started in 2001. In addition, approximately $12,500,000 is budgeted for non-discretionary projects that are required by law or regulation or to maintain the physical integrity of existing assets. These expenditures are primarily for operational and environmental projects at the Company’s existing refineries, including approximately $3,200,000 for a partial turnaround at the Ciniza Refinery, and replacements and upgrades for the retail operations. Another $3,400,000 is budgeted for discretionary projects to sustain or enhance the current level of operations, increase earnings associated with existing or new business and to expand existing operations. The remaining budget of $2,000,000 is for capital expenditure contingencies. The Company expects that similar dollar expenditures will be made over the next three years for capital expenditures, exclusive of any growth projects, acquisitions, and acquisition related capital expenditures.

      The Company continues to investigate other capital improvements to its existing facilities. The amount of capital projects that are actually undertaken in 2002 will depend on, among other things, general business conditions, results of operations, and financial constraints resulting from the Yorktown Refinery acquisition. The Company is also evaluating the possible sale or exchange of other non-strategic or under-performing assets in addition to the retail assets described above.

      Much of the capital currently budgeted for environmental compliance is integrally related to operations or to operationally required projects. The Company does not specifically identify capital expenditures related to such projects on the basis of whether they are for environmental as opposed to economic purposes. With respect to capital expenditures budgeted primarily to satisfy environmental regulations, the Company estimates that approximately $1,900,000, $1,100,000 and $900,000 were spent in 2001, 2000 and 1999, respectively, and that approximately $1,700,000 will be spent in 2002. With respect to the Company’s operating expenses for environmental compliance, while records are not kept specifically identifying or allocating such expenditures, management believes that the Company incurs significant operating expense for such purposes.

      Changes in the tax laws, changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations also may increase future capital and operating expenditure levels.

      The Company anticipates that working capital, including that necessary for capital expenditures and debt service, will be funded through existing cash balances, cash generated from operating activities, and, if necessary, future borrowings. Future liquidity, both short and long-term, will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. The Company believes that it will have sufficient working capital to meet its needs over the next 12-month period.

      The Company’s operations are subject to fluctuations in supply and demand that could adversely affect costs and selling prices, and in return margins realized. Any long-term adverse relationships between costs and prices could impact the Company’s ability to generate sufficient operating cash flows to meet its working capital needs. In addition, the Company’s ability to borrow funds under its current Credit Agreement could be adversely impacted by low product prices that could limit the availability of funds by reducing the borrowing base tied to eligible accounts receivable and inventories. The Company’s Credit Agreement also contains certain restrictive covenants that could limit the Company’s ability to borrow funds if certain thresholds are not maintained. Although the above factors could impact the Company’s ability to generate or access funds, the Company is not aware of any limiting factors at this time.

      The Standard & Poor’s rating agency has recently placed the Company’s Senior Subordinated rating on credit watch with negative implications, due to the recently announced pending acquisition of the Yorktown Refinery, which will primarily be debt financed. This should not have an impact on the Company’s ability to borrow funds under its Credit Agreement or trigger any event of default under its current outstanding notes. The Company presently has Senior Subordinated rating’s of B2 from Moody’s Investor Services and B+ from Standard & Poor’s.

      Refer to the discussion below under “New Developments” for a detailed discussion of the Yorktown Refinery acquisition.

New Developments

      On February 8, 2002, the Company entered into an agreement with BP Corporation North America Inc. and BP Products North America Inc. (collectively, “BP”) to purchase a refinery in Yorktown, Virginia (the “Yorktown Refinery”). The refinery has a crude oil processing capacity of 61,900 barrels per day. Gasoline comprises approximately 50% of the refinery’s current product slate, which also encompasses a wide range of other products including diesel fuel, heating oil and coke. The refinery is the only refinery in Virginia and, due to its coastal location, is able to purchase crude oil produced around the world and to deliver refined petroleum products to New York Harbor as well as to the area around the refinery.

      The Company believes that benefits to the Company associated with the Yorktown Refinery acquisition include the ability to: (i) deliver petroleum products to many nearby market terminals on short notice to supplement shortages that may result from, among other things, unscheduled downtime by other refineries supplying the Yorktown Refinery’s market areas and peak product demand; (ii) sell petroleum products in markets selected by the Company in response to higher margins than those attainable in other markets; (iii) exchange products to and from the Gulf Coast and New York Harbor; and (iv) select from a large number of world crude oils to maximize the refinery’s profitability. The acquisition also will diversify the Company’s geographic exposure, lessen its dependence on its existing refinery operations, and provide a source for potential future Company growth.

      The Yorktown Refinery will be acquired by a new wholly-owned subsidiary of the Corporation for $127,500,000, plus the value of inventory at closing, which the Company currently projects will have a value of approximately $42,000,000. The agreement also provides for conditional monthly payments, in an amount not to exceed a combined total of $25,000,000, if certain refining margin spreads over a specified index are reached. The payments begin in the year 2003 and conclude at the end of 2005. The Company made a deposit of $10,000,000 to BP when the refinery purchase agreement was executed, which is only refundable under limited circumstances. In addition to the purchase price, the Company anticipates that it will incur direct costs in connection with the refinery acquisition of approximately $800,000 excluding financing costs. In addition, the Company has budgeted $7,700,000 for capital expenditures for 2002.

      The Company expects the refinery purchase to close during the second quarter of 2002. The closing is contingent on satisfaction of all contract conditions, including the nonexercise of a right of first refusal held by an adjacent property owner and the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvement Act (“HSR”) and any extension of this waiting period by the federal government. The purchase agreement can be terminated by the Company or BP if the closing does not occur on or prior to May 31, 2002, although the Company may not terminate the agreement until September 30, 2002 if the only condition to closing that has not occurred is termination or expiration of the HSR waiting period. By letter dated February 26, 2002, the Federal Trade Commission notified the Company that the HSR waiting period had been terminated.

      The Company intends to finance the acquisition of the Yorktown Refinery with a combination of committed financing and cash on hand. The debt financing is anticipated to consist of borrowing under: (i) the Company’s Credit Agreement, which will be amended and restated to, among other things, increase the Company’s maximum available borrowing under the facility and extend the facility’s term by an additional year; (ii) a capital lease facility; (iii) a mortgage financing facility; and (iv) potentially additional public debt. The Company anticipates that financing costs associated with the Yorktown Refinery acquisition, including the possible refinancing of the Company’s 9 3/4% Notes, will be approximately $13,500,000 to $15,000,000.

      The Yorktown Refinery acquisition potentially could have a significant impact on the Company’s liquidity, especially during the first three years of operation, due to expected capital expenditure requirements discussed below, expenditures estimated to be approximately $20,000,000 in each of 2003 and 2004 to meet low sulfur gasoline and diesel requirements, and repayment of debt associated with the acquisition. The Company does not, however, believe that any of its presently contemplated activities will be constrained.

      The Company will assume certain liabilities and obligations in connection with its purchase of the Yorktown Refinery, but will be provided with specified levels of indemnification for certain matters. These liabilities and obligations include, subject to certain exceptions and indemnifications, all obligations, responsibilities, liabilities, costs and expenses under health, safety and environmental laws, caused by, arising from, incurred in connection with or relating in any way to the ownership of the refinery or its operation. The Company has agreed to indemnify BP from and against losses of any kind incurred in connection with or related to liabilities and obligations assumed by the Company.

      Environmental obligations assumed by the Company will include BP’s responsibilities and liabilities under a consent decree among various parties covering many locations (the “Consent Decree”). Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. BP entered into the Consent Decree on August 29, 2001. As applicable to the Yorktown Refinery, the Consent Decree requires, among other things, reduction of NOx, SO2 and particulate matter emissions and upgrades to the refinery’s leak detection and repair program. The precise obligations to be assumed by the Company under the Consent Decree must be negotiated with the United States and the other parties to the Consent Decree. The Company estimates that it will incur capital expenditures in the approximate amount of $20,000,000 to $27,000,000 to comply with the Consent Decree and that these costs will be incurred over a period of approximately five years, although the Company believes most of the expenditures will be incurred in 2006. In addition, the Company estimates that it will incur operating expenses associated with the requirements of the Consent Decree of approximately $1,600,000 to $2,600,000 per year.

      The environmental obligations assumed by the Company in connection with the acquisition of the Yorktown Refinery also will include BP’s obligations under an administrative order issued by EPA in 1991 (the “Order”) pursuant to the Resource Conservation and Recovery Act (“RCRA”). The Order requires an investigation of certain areas of the refinery and the development of measures to correct any releases of contaminants or hazardous constituents found in these areas. A RCRA Facility Investigation and a Corrective Measures Study (“RFI/CMS”) already has been prepared. It was revised by BP, in draft form, to incorporate comments from EPA and the Virginia Department of Environmental Quality, although a final RFI/CMS has not yet been approved. The draft RFI/CMS proposes certain investigation, sampling, monitoring, and cleanup measures, including the construction of an on-site corrective action management unit that would be used to consolidate hazardous materials associated with these measures. These proposed actions relate to soil, sludge, and remediation wastes relating to certain solid waste management units, groundwater in the aquifers underlying the refinery, and surface water and sediment in a small pond and tidal salt marsh on the refinery property. The Company estimates that expenses associated with the actions described in the proposed RFI/CMS will cost approximately $10,000,000 to $15,000,000, and will be incurred over a period of approximately 30 years, with approximately $5,000,000 of this amount being incurred over an initial 6-year period. The Company, however, may not be responsible for all of these expenditures as a result of the environmental indemnification provisions included in its purchase agreement with BP, as more fully discussed in the following paragraph.

      BP has agreed to indemnify, defend, save and hold harmless the Company from and against all losses that are caused by, arising from, incurred in connection with or relate in any way to property damage caused by, or any environmental remediation required due to, a violation of health, safety and environmental laws during the pre-closing operation of the refinery by BP (“Remediation Losses”). In order to have a claim against BP, however, the aggregate of all Remediation Losses must exceed $5,000,000, in which event the Company’s claim only relates to the amount exceeding $5,000,000 (the “First Threshold”). After the First Threshold is reached, the Company’s claim is limited to 50% of the amount by which the Remediation Losses exceed the First Threshold until the aggregate of all such losses exceeds $10,000,000 (the “Second Threshold”). After the Second Threshold is reached, the Company’s claim includes 100% of the amount by which the

Remediation Losses exceed the Second Threshold. In applying these provisions, Remediation Losses amounting to less that $250,000 in the aggregate arising out of the same occurrence or matter are not aggregated with any other Remediation Losses for purposes of determining whether and when the First Threshold or Second Threshold has been reached. After the First Threshold or Second Threshold has been reached, BP has no obligation to indemnify the Company with respect to such matters for any Remediation Losses amounting to less than $250,000 in the aggregate arising out of the same occurrence or matter. Further, BP’s aggregate liability for indemnification under the refinery purchase agreement, including liability for environmental indemnifications, is limited to $35,000,000.

      Under SFAS No. 141, “Business Combinations”, the acquisition of the Yorktown Refinery will be accounted for as a purchase, and the purchase price will be allocated to the assets acquired, including intangibles, and liabilities assumed based upon their respective fair market values at the time of acquisition. As noted above, the acquisition is expected to close in the second quarter of 2002, subsequent to which the Company will file a Current Report on Form 8-K including audited financial statements and pro forma information. For additional information refer to the Company’s Current Report on Form 8-K dated February 8, 2002, filed on February 12, 2002.

Capital Structure

      At December 31, 2001 and December 31, 2000, the Company’s long-term debt was 65.3% and 66.9% of total capital, respectively, and the Company’s net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 62.8% and 64.4%, respectively.

      The Company’s current capital structure includes $150,000,000 of 9% senior subordinated notes due 2007 (the “9% Notes”) and $100,000,000 of 9 3/4% senior subordinated notes due 2003 (the “9 3/4% Notes”, and collectively with the 9% Notes, the “Notes”). The Indentures supporting the Notes contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, to incur or guarantee debt, to pay dividends, to repurchase shares of the Company’s common stock, to sell certain assets or subsidiary stock, to engage in certain mergers, to engage in certain transactions with affiliates or to alter the Company’s current line of business. At December 31, 2001, approximately $7,128,000 was available for Restricted Payments, which the Notes define as, among other things: (i) the payment of dividends, (ii) the repurchase of the Company’s common stock, (iii) the payment of principal in connection with certain types of indebtedness prior to their scheduled maturity, and (iv) certain types of investments.

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

      Repayment of the Notes is jointly and severally guaranteed on an unconditional basis by the Company’s direct and indirect wholly-owned subsidiaries, subject to a limitation designed to ensure that such guarantees do not constitute a fraudulent conveyance. Except as otherwise allowed in the Indentures pursuant to which the Notes were issued, there are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to the Company in certain circumstances.

      Separate financial statements of the Company’s subsidiaries are not included herein because the aggregate assets, liabilities, earnings, and equity of the subsidiaries are substantially equivalent to the assets, liabilities, earnings, and equity of the Company on a consolidated basis; the subsidiaries are jointly and severally liable for the repayment of the Notes; and the separate financial statements and other disclosures concerning the subsidiaries are not deemed by the Company to be material to investors.

      On December 23, 1998, the Company entered into a $65,000,000 secured Credit Agreement (the “Credit Agreement”) that was to expire December 23, 2001, with a group of banks including Bank of America, N.A.

as lead bank and administrative agent. On December 19, 2001, this Credit Agreement was extended until November 14, 2003, under substantially the same terms and conditions. The Credit Agreement, a revolving loan agreement, is primarily a working capital and letter of credit facility and is secured by eligible accounts receivable and inventories as defined in the Credit Agreement. The Credit Agreement also allows the Company to borrow up to $10,000,000 for other acquisitions as defined in the Credit Agreement. The availability of funds under this facility is the lesser of (i) $65,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At December 31, 2001, the availability of funds under the Credit Agreement was $57,215,000. The borrowing base is less than $65,000,000 primarily due to lower selling prices and sales volumes that affected eligible accounts receivable, and reduced inventory valuations that affected eligible inventories. There were no direct borrowings outstanding under this facility at December 31, 2001, and there were approximately $4,258,000 of irrevocable letters of credit outstanding, primarily to insurance companies and regulatory agencies.

      The interest rate applicable to the Credit Agreement is tied to various short-term indices. At December 31, 2001, this rate was approximately 4% per annum. The Company is required to pay a quarterly commitment fee ranging from 0.325% to 0.500% per annum of the unused amount of the facility. The exact rate depends on meeting certain conditions in the Credit Agreement.

      The Credit Agreement contains certain restrictive covenants which require the Company to, among other things, maintain a minimum consolidated net worth, a minimum interest coverage ratio, and a maximum capitalization ratio. It also places limits on investments, dispositions of assets, prepayments of senior subordinated debt, guarantees, liens and restricted payments. The Credit Agreement is guaranteed by certain of the Company’s direct and indirect wholly-owned subsidiaries.

      In connection with the acquisition of the Yorktown Refinery, the Company expects to replace the Credit Agreement with a new and larger credit facility. Refer to the discussion above under the caption “New Developments” for details regarding the financing of the Yorktown Refinery.

      The Indentures supporting the Company’s Notes and the Company’s Credit Agreement contain certain restrictive covenants, as described in more detail above, and other terms and conditions that if not maintained, if violated, or if certain conditions are met, could result in default, early purchase of the Notes, and affect the Company’s ability to borrow funds, make certain payments, or engage in certain activities.

      As of December 31, 2001, the Company was not aware of any matters that it reasonably expected to restrict its ability to borrow funds, make payments, or engage in other contemplated activities under the terms of the Indentures supporting its Notes or its Credit Agreement. The acquisition of the Yorktown Refinery, however, could constrain the Company’s ability to take such actions, particularly in the first three years of operations, but the Company does not believe that any presently contemplated activities will be constrained. A prolonged period of low refining margins, however, would have a negative impact on the Company’s ability to borrow funds and to make expenditures for certain purposes.

      The Company is presently evaluating the potential of refinancing the 9 3/4% Notes. This evaluation includes an overall review of the Company’s existing and proposed capital structure following the closing of the Yorktown Refinery acquisition. Certain provisions relating to the financing of the Yorktown Refinery require that the refinancing of the 9 3/4% Notes be completed by May 15, 2003. The Company recently announced the solicitation of consents from the holders of its 9% Notes to amend the 9% Notes Indenture to permit the Company to refinance the 9 3/4% Notes prior to their maturity. The consent solicitation is conditioned on the receipt of consents from holders of at least a majority in the aggregate principal amount of the outstanding 9% Notes and other customary conditions. The consent solicitation will expire at 5:00 p.m., New York City time, on April 3, 2002, unless extended.

      Included in the tables below are a list of the Company’s obligations and commitments to make future payments under contracts and under contingent commitments.

	Payments Due

							All Remaining
Contractual Obligations	Total	2002	2003	2004	2005	2006	Years

Long-Term Debt	$250,091,000	$45,000	$100,029,000	$17,000	$—	$—	$150,000,000
Capital Lease Obligations	6,703,000	—	—	—	—	—	6,703,000
Operating Leases	19,408,000	4,606,000	3,414,000	2,577,000	1,711,000	1,096,000	6,004,000

Total Contractual Cash Obligations	$276,202,000	$4,651,000	$103,443,000	$2,594,000	$1,711,000	$1,096,000	$162,707,000

      The Company is committed under a long-term purchase contract that expires in August 2005 to purchase a minimum of 3,500 barrels per day of natural gasoline at market price plus an additional amount per gallon.

	Amount of Commitment Expiration

							All Remaining
Other Commercial Commitments	Total	2002	2003	2004	2005	2006	Years

Lines of Credit (including Standby Letters of Credit)	$65,000,000	$—	$65,000,000	$—	$—	$—	$—
Standby Letters of Credit	4,258,000	4,258,000	—	—	—	—	—

Total Commercial Commitments	$65,000,000	$4,258,000	$65,000,000	$—	$—	$—	$—

      The Company’s Board has authorized the repurchase of up to 2,900,000 shares of the Company’s common stock. These purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. During 2001, the Company repurchased 417,300 shares of its common stock under this program. Of this amount, the Board directed the Company to repurchase 400,000 shares from the CCEO. The shares were purchased at a price of $8.80 per share, which was the closing price of the Company’s common stock on the New York Stock Exchange on the date that the conditions to purchase set by the Board were satisfied, including the receipt of necessary bank waivers and consents. The remaining 17,300 shares were purchased on the open market for approximately $8.89 per share. Since the inception of the stock repurchase program, the Company has repurchased 2,582,566 shares for approximately $25,716,000, resulting in a weighted average cost of $9.96 per share. The repurchased shares are treated as treasury shares.

      Shares repurchased under the Company’s program are available for a number of corporate purposes including, among other things, for options, bonuses, and other employee stock benefit plans. The number of shares actually repurchased will be dependent upon market conditions and existing debt covenants, and there is no guarantee as to the exact number of shares to be repurchased by the Company. The Company may discontinue the program at any time without notice.

      As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, the Company filed a Schedule 13E-4 Issuer Tender Offer Statement with the Securities and Exchange Commission on December 21, 1999, to acquire up to 1,333,333 shares of its common stock at a price of $9.00 per share, net to the seller in cash. The offer expired on February 4, 2000, at which time 1,169,414 shares had been properly tendered to the Company. The Company purchased all of these shares at the stated price, at a cost of approximately $10,525,000 plus expenses of approximately $213,000 on February 8, 2000. These repurchased shares are treated as treasury shares.

      The Board suspended the payment of cash dividends on common stock in the fourth quarter of 1998. At the present time, the Company has no plans to reinstate such dividends. The payment of future dividends is subject to the results of the Company’s operations, declaration by the Company’s Board of Directors, and compliance with certain debt covenants.

     Related Party Transactions

      The Company is engaged in a number of transactions with related parties, primarily the CCEO. These transactions are summarized in the table below.

	Material Related Party Transactions

Transaction	2001	2000	1999

Purchase of Jomax Real Property(1)	$5,000,000	N/A	N/A
Purchase of Jomax Rights(2)	$600,000	N/A	N/A
Purchase of Artwork for Corporate Headquarters(3)	$162,550	$450,000	N/A
Purchase of Stock(4)	$3,520,000	$896,887	$4,950,000
Principal Amount of Loan Receivable at the end of each year(5)	$5,000,000	$5,000,000	$5,000,000
Interest Income on Loan(5)	$537,499	$538,954	$527,805
Interest Receivable at 12/31(5)	$409,344	$809,893	$270,939
Other Receivables(6)	$88,338	$119,573	$0
Other Amounts Classified as Compensation(7)	$696,204	N/A	N/A
Other (Receipts) Payments(8)	$(39,440)	$23,153	$518,095

(1)	On January 25, 2001, the Board accepted an offer from the CCEO, on behalf of a trust of which the CCEO is the beneficiary, to sell a parcel of land (the “Jomax Property”) to the Company, or to a company affiliated with the Company, for the lesser of $5,000,000 or the Jomax Property’s appraisal value. In March 2001, the Jomax Property was sold to the Company for $5,000,000. A portion of the proceeds from the sale were used to pay all interest due and payable as of March 28, 2001 under the terms of the Company’s outstanding loan to the CCEO. As part of the transaction, the trust also was granted an option, exercisable for a period of two years, to repurchase the property at the greater of the amount paid by the Company to purchase the property and the property’s appraised value, and a right of first refusal, exercisable for a period of two years, to repurchase the property on the same terms as contained in a bona fide offer from a bona fide purchaser.

(2)	On September 20, 2001, the Board directed the Company to purchase the trust’s option and right of first refusal (collectively, the “Rights”) for $600,000, and the Rights were subsequently sold to the Company for this price. At the time of the sale, the Company was negotiating with a potential purchaser for the sale of the Jomax Property for a price in excess of the Company’s purchase price. The potential purchaser was requiring the Company to represent in the purchase and sale agreement that there were no effective options to purchase, or rights of first refusal, affecting the property. The Company’s purchase of the Rights would have enabled the Company to make this representation and would have avoided any other complications associated with the Rights that potentially could have affected the sale. The potential purchaser subsequently advised the Company that it was discontinuing negotiations regarding the possible sale because general market and economic conditions, coupled with the financial uncertainties arising out of the events that occurred on September 11, 2001, had severely depressed the real estate market. Although the potential purchaser reapproached the Company during the first quarter of 2002 about purchasing the property, the Company is exploring other alternatives.

(3)	In August 2000, the Board approved the purchase of certain artwork from the CCEO for display in the Company’s headquarters building. The artwork was purchased at its appraised fair market value of approximately $450,000. A substantial portion of the artwork had been displayed in the Company’s headquarters building for up to 10 years without any financial consideration being provided to the CCEO for its use. The proceeds of that transaction were used by the CCEO to pay balances due on certain amounts owed to Giant Arizona by the CCEO and by entities controlled by the CCEO.

In the first quarter of 2001, the Board approved the purchase of up to $165,000 worth of additional artwork from the CCEO for display in the Company’s headquarters building. The purchase price for such artwork was the appraised fair market value of the pieces. The proceeds of that transaction were used by the CCEO to pay balances due on certain amounts owed to Giant Arizona by the CCEO and by entities controlled by the CCEO. A substantial portion of the artwork had been displayed in the Company’s headquarters building for up to 10 years as well.

(4)	During August 1999, the Company repurchased 440,000 shares of its Common Stock under its stock repurchase program from the CCEO for $4,950,000 or $11.25 per share. The per share price paid for the shares was at a discount to the then current fair market value. During August and September 2000, the board approved the repurchase by the Company of 129,466 shares of its Common Stock from the CCEO under the Company’s stock repurchase program for $896,887 or $7.00 per share for 99,466 shares and $6.6875 per share for 30,000 shares. The per share price paid for the shares was the low price reported for the Company’s Common Stock on the New York Stock Exchange on the dates the purchases were made. During October 2001, the Board approved the repurchase by the Company of 400,000 shares of its Common Stock from the CCEO for $8.80 per share or $3,520,000. The purchase price was the closing price of the Company’s Common Stock on the New York Stock Exchange on October 11, 2001, the date the conditions to purchase set by the Board were satisfied, including the receipt of necessary bank waivers and consents.

(5)	The terms of this loan, as well as other matters related to the loan, are discussed in detail in Note 6 to the Company’s Consolidated Financial Statements in Item 8. As of December 31, 2001, a reserve for this loan and related accrued interest has been recorded.

(6)	Total includes amounts due from entities controlled by the CCEO for rent, landscaping, and fuel purchases.

(7)	Total includes certain amounts considered compensation to the CCEO that are described in more detail in Note 6 to the Company’s Consolidated Financial Statements in Item 8.

(8)	The total represents the net amount of (i) certain miscellaneous amounts paid by the Company to the CCEO or entities controlled by the CCEO, including certain amounts for joint marketing programs, the lease of certain real property for one of the Company’s service stations, and the assumption by the Company of a lease, and (ii) certain miscellaneous amounts paid by, or due from, the CCEO or entities controlled by the CCEO, including rent for office space in the Company’s headquarters building.

      Excluded from the above table are a number of immaterial transactions involving the Company and the CCEO or entities controlled by the CCEO, including (i) amounts paid to the Company for purchases of fuel, (ii) payments made to entities controlled by the CCEO for events held at facilities owned by such entities, (iii) reimbursements for certain landscaping and maintenance services provided for the CCEO and entities controlled by the CCEO, and (iv) the value of products and services provided to the Company by the CCEO or entities controlled by him. Various immaterial amounts involving other related parties are also excluded from the table.

      The Company anticipates requesting reimbursement in an amount up to $96,000 for the time spent by an employee of the Company on projects for entities controlled by the CCEO. The Company expects, however, to reimburse entities controlled by the CCEO of amounts up to $30,000 for the time their employees spent on matters for the Company.

     Risk Management

      The Company is exposed to various market risks, including changes in certain commodity prices and interest rates. To manage the volatility relating to these normal business exposures, the Company has in the past used commodity futures and options contracts to reduce price volatility, to fix margins in its refining and marketing operations and to protect against price declines associated with its crude oil and finished products inventories.

      The Company had no open commodity futures or options contracts at December 31, 2001.

      The Company’s Credit Agreement is floating-rate debt tied to various short-term indices. As a result, the Company’s annual interest costs associated with this debt may fluctuate. At December 31, 2001, however, there were no direct borrowings outstanding under this Credit Agreement.

      On January 1, 2001 the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities record all derivatives as either assets or liabilities, measured at fair value, with any change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. There was no effect on the Company’s financial position, results of operations, or cash flows as a result of adopting SFAS No. 133.

      The Company’s operations are subject to normal hazards of operations, including fire, explosion and weather-related perils. The Company maintains various insurance coverage, including business interruption insurance, subject to certain deductibles. The Company is not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable or premium costs, in the judgment of the Company, do not justify such expenditures.

      Credit risk with respect to customer receivables is concentrated in the geographic area in which the Company operates and relates primarily to customers in the oil and gas industry. To minimize this risk, the Company performs ongoing credit evaluations of its customers’ financial position and requires collateral, such as letters of credit, in certain circumstances.

     Other

      Federal, state and local laws and regulations relating to health and the environment affect nearly all of the operations of the Company. As is the case with other companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits involving environmental matters. These matters include soil and water contamination, air pollution and personal injuries or property damage allegedly caused by substances manufactured, handled, used, released or disposed of by the Company. Future expenditures related to health and environmental matters cannot be reasonably quantified in many circumstances for various reasons, including the speculative nature of remediation and cleanup cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, various defenses that may be available to the Company and changing environmental laws and interpretations of environmental laws. For a further discussion of health and environmental matters affecting the Company’s operations, see the discussion of such matters contained in Items 1 and 2 hereof under the heading “Regulatory, Environmental and Other Matters.”

      Rules and regulations implementing federal, state and local laws relating to health and the environment will continue to affect the operations of the Company. The Company cannot predict what health or environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or enforced with respect to products or activities of the Company. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could have an adverse effect on the financial position and the results of operations of the Company and could require substantial expenditures by the Company for, among other things: (i) the installation and operation of refinery equipment, pollution control systems and other equipment not currently possessed by the Company; (ii) the acquisition or modification of permits applicable to Company activities; and (iii) the initiation or modification of cleanup activities.

      As of December 31, 2001, the Company had an environmental liability accrual of approximately $2,500,000. Approximately $1,600,000 of this accrual is for the following projects, all of which are discussed in more detail in Note 16 to the Company’s Consolidated Financial Statements in Item 8: (i) the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of the Company’s inactive Farmington refinery; (ii) environmental obligations assumed in connection with the acquisition of the Bloomfield Refinery; and (iii) hydrocarbon contamination on and adjacent to the 5.5 acres that the Company owns in Bloomfield, New Mexico. The remaining amount of the accrual relates to the closure of certain solid waste management units at the Ciniza Refinery, which is being conducted in accordance with the refinery’s

Resource Conservation and Recovery Act permit; closure of the Ciniza Refinery land treatment facility, including post-closure expenses; and certain smaller remediation projects. The accrual balance reflects a reduction in amounts accrued for environmental obligations assumed in connection with the acquisition of the Bloomfield Refinery and increases in reserves for other environmental projects. The environmental accrual is recorded in the current and long-term sections of the Company’s Consolidated Balance Sheets.

      The Company’s refineries primarily process a mixture of high gravity, low sulfur crude oil, condensate and NGLs. The locally produced, high quality crude oil known as Four Corners Sweet is the primary feedstock for the refineries. The Company’s current receipts and projections of Four Corners crude oil production indicate that the Company’s crude oil demand will exceed the crude oil supply that is available from local sources for 2002. The Company has decreased production runs at its refineries from levels it would otherwise schedule as a result of shortfalls in Four Corners crude oil production and anticipates it will do so for the foreseeable future. For a further discussion of raw material supply for the Company’s refineries, see the discussion contained in Items 1 and 2 hereof under the heading “Raw Material Supply.”

      In late 1999, an existing NGLs pipeline was converted to a refined products pipeline. This converted line originates in Southeastern New Mexico and delivers petroleum products into the Four Corners area and diesel fuel to a terminal 40 miles east of Albuquerque, New Mexico in Moriarty. The Company understands that projects to expand the pumping capacity of the pipeline and to expand the terminal in Moriarty to include gasoline and jet fuel have been completed. In addition, the Company is aware of a number of actions, proposals or industry discussions regarding product pipeline projects that could impact portions of its marketing areas. The completion of some or all of these projects would result in increased competition by increasing the amount of refined products potentially available in these markets, as well as improving competitor access to these areas. It also could result in new opportunities for the Company, as the Company is a net purchaser of refined products in some of these areas. For a further discussion of the potential impact of pipeline projects on the Company’s operations, as well as other competitive factors affecting these operations, see the discussion of competitive factors contained in Items 1 and 2 hereof under the heading “Competitive Conditions.”

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: This report contains forward-looking statements that involve known and unknown risks and uncertainties. Forward-looking statements are identified by words or phrases such as “believes,” “expects,” “anticipates,” “estimates,” “could,” “plans,” “intends,” variations of such words and phrases and other similar expressions. While these forward-looking statements are made in good faith and reflect the Company’s current judgment regarding such matters, actual results could vary materially from the forward-looking statements. Important factors that could cause actual results to differ from forward-looking statements include, but are not limited to: economic, competitive and governmental factors affecting the Company’s operations, markets, products, services and prices; declines in production of Four Corners sweet crude oil; risks associated with the negotiation of crude oil supply contracts; risks associated with non-compliance with certain debt covenants or the satisfaction of financial ratios contained in such covenants; the risk that the Company will not be able to refinance its 9 3/4% Notes; the adequacy of the Company’s reserves, including its reserves for environmental and tax matters; the availability of indemnification from third parties in connection with various legal proceedings; the Company’s ability to resolve alleged legal violations without the assessment of additional fines or penalties; the risk that the Company may not be able to close the Yorktown Refinery acquisition; the risk that the Yorktown Refinery may not be successfully integrated into and may not be profitable to the Company; the risks associated with liabilities that will be assumed in the Yorktown Refinery acquisition; the expansion of the Company’s refining, retail and Phoenix Fuel operations through acquisition and construction; the adequacy and cost of raw material supplies; the potential effects of various pipeline projects, and various actions that have been undertaken to increase the supply of refined products to El Paso, Texas, as they relate to the Company’s market area and future profitability; the impact of the mandated use of gasolines satisfying governmentally mandated specifications on the Company’s operations; the ability of the Company to reduce operating expenses and non-essential capital expenditures; the risk that the Company will not be able to sell non-strategic and underperforming assets on terms favorable to the Company; the risk that the CCEO will not be able to pay amounts that become due and payable to the Company under the terms of the Company’s outstanding $5,000,000 loan to the CCEO; the risk that the LLC will not be able to service the first lien holder debt when due; the risk that adverse circumstances may occur that prevent the Company from recovering amounts that may become due and payable under the $5,000,000 loan; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on behalf of the Company, are expressly qualified in their entirety by the foregoing. Forward-looking statements made by the Company represent its judgment on the dates such statements are made. The Company assumes no obligation to update any forward-looking statements to reflect new or changed events or circumstances.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      The information required by this item is incorporated herein by reference to the “Risk Management” section in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Item 8.     Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Giant Industries, Inc.
Scottsdale, Arizona

      We have audited the accompanying consolidated balance sheets of Giant Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Giant Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 29, 2002

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$26,326	$26,618
Receivables:
Trade, less allowance for doubtful accounts of $540 and $356	37,181	69,215
Income tax refunds	1,497	741
Other	4,852	5,591

	43,530	75,547

Inventories	58,729	56,607
Prepaid expenses and other	3,661	3,659
Deferred income taxes	3,735	2,753

Total current assets	135,981	165,184

Property, plant and equipment	525,345	508,384
Less accumulated depreciation and amortization	(201,823)	(192,234)

	323,522	316,150

Goodwill, less accumulated amortization of $5,361 and $4,292	19,815	20,806
Note and interest receivable from a related party, less allowance for doubtful account of $5,409 and $0 (Note 6)	—	5,810
Other assets	27,856	20,615

	$507,174	$528,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$45	$213
Accounts payable	42,255	66,461
Accrued expenses	36,537	44,016

Total current liabilities	78,837	110,690

Long-term debt, net of current portion	256,749	258,009
Deferred income taxes	32,772	27,621
Other liabilities and deferred income	2,406	4,542
Commitments and contingencies (Notes 3, 6, 10, 11, 13, 14, 15, 16 and 18)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, none issued
Common stock, par value $.01 per share, 50,000,000 shares authorized, 12,305,859 and 12,282,688 shares issued	123	122
Additional paid-in capital	73,589	73,099
Retained earnings	99,152	87,262

	172,864	160,483
Less common stock in treasury — at cost, 3,751,980 and 3,334,680 shares	(36,454)	(32,780)

Total stockholders’ equity	136,410	127,703

	$507,174	$528,565

The accompanying notes are an integral part of these consolidated financial statements.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)

Net revenues	$968,679	$1,074,362	$782,683
Cost of products sold	738,514	859,001	568,005

Gross margin	230,165	215,361	214,678
Operating expenses	114,260	122,650	115,599
Depreciation and amortization	33,875	33,579	31,129
Selling, general and administrative expenses	27,864	25,373	28,166
Loss on the disposal/write-down of assets	6,212	—	2,387
Allowance for related party note and interest receivable	5,409	—	—

Operating income	42,545	33,759	37,397
Interest expense	(24,098)	(24,411)	(23,417)
Interest and investment income	1,661	1,989	2,476

Earnings before income taxes	20,108	11,337	16,456
Provision for income taxes	7,727	4,048	5,678

Net earnings	$12,381	$7,289	$10,778

Earnings per common share:
Basic	$1.40	$0.79	$1.01

Assuming dilution	$1.39	$0.79	$1.01

The accompanying notes are an integral part of these consolidated financial statements.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock

			Additional		Treasury Stock		Total
	Shares	Par	paid-in	Retained			stockholders’
	issued	value	capital	earnings	Shares	Cost	equity

	(In thousands, except number of shares)
Balances, January 1, 1999	12,232,367	$122	$72,699	$69,391	1,393,600	$(14,510)	$127,702
Purchase of treasury stock	—	—	—	—	569,100	(6,113)	(6,113)
Stock options exercised	120,857	1	1,069	—	—	—	1,070
Shares cancelled on net exercise of stock options	(87,036)	(1)	(778)	(196)	—	—	(975)
Net earnings	—	—	—	10,778	—	—	10,778

Balances, December 31, 1999	12,266,188	122	72,990	79,973	1,962,700	(20,623)	132,462
Purchase of treasury stock	—	—	—	—	1,371,980	(12,157)	(12,157)
Stock options exercised	16,500	—	109	—	—	—	109
Net earnings	—	—	—	7,289	—	—	7,289

Balances, December 31, 2000	12,282,688	122	73,099	87,262	3,334,680	(32,780)	127,703
Purchase of treasury stock	—	—	—	—	417,300	(3,674)	(3,674)
Stock options exercised	126,601	2	1,105	—	—	—	1,107
Shares cancelled on net exercise of stock options	(103,430)	(1)	(615)	(491)	—	—	(1,107)
Net earnings	—	—	—	12,381	—	—	12,381

Balances, December 31, 2001	12,305,859	$123	$73,589	$99,152	3,751,980	$(36,454)	$136,410

The accompanying notes are an integral part of these consolidated financial statements.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net earnings	$12,381	$7,289	$10,778
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	33,875	33,579	31,129
Deferred income taxes	4,169	(432)	5,132
Deferred lease expense	296	791	837
Allowance for related party note and interest receivable	5,409	—	—
Loss on the disposal/write-down of assets	6,212	—	2,181
Interest received on related party note receivable	938	—	380
Interest accrued on related party note receivable	(537)	(539)	(528)
Other	1,344	(806)	(782)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	32,177	(571)	(23,330)
(Increase) decrease in inventories	(4,645)	1,640	(6,685)
(Increase) decrease in prepaid expenses and other	(133)	479	1,209
(Decrease) increase in accounts payable	(24,206)	(10,372)	33,930
(Decrease) increase in accrued expenses	(2,024)	(1,566)	5,548

Net cash provided by operating activities	65,256	29,492	59,799

Cash flows from investing activities:
Purchases of property, plant and equipment	(57,056)	(22,455)	(46,361)
Purchases of other assets	(5,602)	—	—
Refinery acquisition contingent payment	(5,139)	(5,442)	(7,289)
Proceeds from sale of property, plant and equipment and other assets	7,889	4,473	2,288

Net cash used by investing activities	(59,908)	(23,424)	(51,362)

Cash flows from financing activities:
Proceeds of long-term debt	—	68,000	—
Payments of long-term debt	(1,429)	(68,347)	(25,115)
Purchase of treasury stock	(3,674)	(12,157)	(6,113)
Deferred financing costs	(537)	—	(56)
Proceeds from exercise of stock options	—	109	95

Net cash used by financing activities	(5,640)	(12,395)	(31,189)

Net decrease in cash and cash equivalents	(292)	(6,327)	(22,752)
Cash and cash equivalents:
Beginning of year	26,618	32,945	55,697

End of year	$26,326	$26,618	$32,945

Income taxes paid	$4,675	$4,060	$2,099

Interest paid	$24,135	$24,458	$24,176

Significant Noncash Investing and Financing Activities. During 2001, the Company received 103,430 shares of its own common stock valued at approximately $1,107,000 from James E. Acridge, the Company’s former Chairman of the Board and Chief Executive Officer (the “CCEO”), as payment for the exercise by the CCEO of 126,601 common stock options. These shares were immediately cancelled. In addition, the Company repurchased, for cash, 59 service station/ convenience stores from FFCA Capital Holding Corporation (“FFCA”) for approximately $38,052,000 plus closing costs. These service station/ convenience stores had been sold to FFCA in a sale-leaseback transaction completed in December 1998. Certain deferrals on the Balance Sheet relating to the sale-leaseback transaction reduced the cost basis of the assets recorded in “Property, Plant and Equipment” by approximately $1,736,000. These deferrals included a deferred gain on the original sale to FFCA and deferred lease allocations included in “Other Liabilities and Deferred Income,” and deferred costs associated with the original sale included in “Other Assets.” During 2000, approximately $5,200,000 was incurred as a contingent payment related to the 1995 acquisition of the Bloomfield Refinery. This amount was adjusted downward in 2001 to $5,139,000, the amount that was actually paid. During 1999, the Company received 87,036 shares of its own common stock valued at approximately $975,000 from two officers of the Company as payment for the exercise of 108,857 common stock options. These shares were immediately cancelled. In addition, approximately $10,692,000 was incurred as a contingent payment related to the 1995 acquisition of the Bloomfield Refinery, of which $5,250,000 was paid in 1999 and $5,442,000 in 2000.

The accompanying notes are an integral part of these consolidated financial statements.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies:

     Organization

      Giant Industries, Inc., a Delaware corporation, together with its subsidiaries, (“Giant” or the “Company”), through its wholly-owned subsidiary Giant Industries Arizona, Inc. and its subsidiaries (“Giant Arizona”), is engaged in the refining and marketing of petroleum products in New Mexico, Arizona, and Colorado, with a concentration in the Four Corners area where these states adjoin. In addition, Phoenix Fuel Co., Inc. (“Phoenix Fuel”), a wholly-owned subsidiary of Giant Arizona, operates an industrial/commercial petroleum fuels and lubricants distribution operation.

     Description of Business

      The Company operates primarily as an independent refiner and marketer of petroleum products. The Company’s principal business is the refining of crude oil into petroleum products which are sold through branded retail outlets as well as through distributors, industrial/commercial accounts and major oil companies. The Company has two operating refineries in New Mexico. The Ciniza Refinery, with a crude oil throughput capacity of 20,800 barrels per day (“bpd”) and a total capacity including natural gas liquids of 26,000 bpd, is located near Gallup, New Mexico. The Bloomfield Refinery, with a crude oil throughput capacity of 16,000 bpd and a total capacity including natural gas liquids of 16,600 bpd, is located in Bloomfield, New Mexico.

      At December 31, 2001, the Company had 150 retail service station/convenience stores and a travel center. These operations sell various grades of gasoline, diesel fuel, general merchandise and food products to the general public.

      In addition, through Phoenix Fuel, the largest independent petroleum products distributor in the state of Arizona, the Company distributes gasoline, diesel fuel and various lubricants to industrial and commercial accounts.

      (See Note 2 for a further discussion of business segments, Note 3 for recent acquisitions and dispositions, and Note 18 for the pending acquisition of the Yorktown Refinery.)

     Principles of Consolidation

      The consolidated financial statements include the accounts of Giant and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Use of Estimates in the Preparation of Financial Statements

      The preparation of the Company’s consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Net Revenues

      Revenues are recognized from sales when product ownership is transferred to the customer. Excise and other similar taxes are excluded from net revenues.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Statements of Cash Flows

      All highly liquid instruments with an original maturity of three months or less are considered to be cash equivalents.

     Derivatives

      The Company has in the past entered into futures or option contracts to hedge its exposure to price fluctuations on crude oil and refined products. For purposes of the Statement of Cash Flows, hedging transactions are considered to be operating activities.

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

      The Company had no open commodity futures or options contracts at December 31, 2001.

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities record all derivatives as either assets or liabilities, measured at fair value, with any change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. There was no effect on the Company’s financial position, results of operations or cash flows as a result of adopting SFAS No. 133.

     Concentration of Credit Risk

      Credit risk with respect to customer receivables is concentrated in the geographic area in which the Company operates and relates primarily to customers in the oil and gas industry. To minimize this risk, the Company performs ongoing credit evaluations of its customers’ financial position and requires collateral, such as letters of credit, in certain circumstances. The Company maintained its cash and cash equivalents in federally insured banking institutions or other financial service providers.

     Inventories

      Inventories are stated at the lower of cost or market. Costs for crude oil and refined products produced by the refineries, and the lubricants and other merchandise of Phoenix Fuel, are determined by the last-in, first-out (“LIFO”) method. Costs for retail, exchange and terminal refined products and shop supplies are determined by the first-in, first-out (“FIFO”) method. Costs for merchandise inventories at retail locations are determined by the retail inventory method.

     Property, Plant and Equipment

      Property, plant and equipment are stated at cost and are depreciated on the straight-line method over their respective estimated useful lives.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The estimated useful lives for the various categories of property, plant and equipment are:

Buildings and improvements	7 – 30 years
Machinery and equipment	7 – 24 years
Pipelines	30 years
Furniture and fixtures	2 – 15 years
Vehicles	3 – 7 years

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

      The American Institute of Certified Public Accountants has issued a “Statement of Position” exposure draft on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing unamortized deferred non-capital major maintenance costs be expensed immediately. The exposure draft indicates that this change will be required to be adopted for fiscal years beginning after June 15, 2002, and that the effect of expensing existing unamortized deferred non-capital major maintenance costs will be reported as a cumulative effect of an accounting change in the consolidated statement of operations. At December 31, 2001, the Company had $12,769,000 of turnaround costs, classified as machinery and equipment, included in property, plant and equipment. Company management has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

     Goodwill

      Goodwill, which results from business acquisitions, represents the excess of the purchase price over the fair value of the net assets acquired and is carried at cost less accumulated amortization. Goodwill is amortized on the straight-line method over the period of expected benefit ranging from 15 to 30 years.

      Effective in 2002, the Company is required to adopt SFAS No. 142, “Goodwill and Other Intangible Assets.” This Statement requires, among other things, that goodwill not be amortized, but be tested for impairment. The provisions of the Statement apply to fiscal years beginning after December 15, 2001. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) must be reported as resulting from a change in accounting principle. At December 31, 2001, the Company had goodwill of $19,815,000, of which $14,722,000 related to the acquisition of Phoenix Fuel and $4,891,000 related to various retail acquisitions. The Company has not determined, but is in the process of evaluating, the impact that this new standard will have on its financial position and results of operations.

     Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, issued by the Financial Accounting Standards Board (“FASB”), the Company reviews the carrying values of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. For assets to be disposed of, the

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company reports long-lived assets and certain identifiable intangibles at the lower of carrying amount or fair value less cost to sell. (See Note 4)

      Effective in 2002, the Company is required to adopt SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement defines an impairment as “the condition that exists when the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value.” It develops a single accounting model for the disposal of long-lived assets, whether previously held or newly acquired. This Statement applies to recognized long-lived assets of an entity to be held and used or to be disposed of, and applies to the entire group when a long-lived asset is a part of the group. A group is defined as the lowest level of operations with identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. The Statement identifies the circumstances that apply when testing for recoverability, as well as other potential adjustments or revisions relating to recoverability. Specific guidance is provided for recognition and measurement and reporting and disclosure for long-lived assets held and used, disposed of other than by sale, and disposed of by sale. The Company has not determined, but is in the process of evaluating, the impact that this new standard will have on its financial position and results of operations.

     Treasury Stock

      The Company’s Board of Directors has authorized the repurchase of up to 2,900,000 shares of the Company’s common stock. These purchases may be made from time to time as conditions permit. Shares may be repurchased through privately-negotiated transactions, block share purchases and open market transactions. Through the end of 2001, the Company had repurchased 2,582,566 shares under this program at a cost of approximately $25,716,000. These shares are being treated as treasury shares. In addition, the Company purchased 1,169,414 shares of its common stock, as treasury shares, for $9.00 per share, net to the sellers, through a Schedule 13E-4 Issuer Tender Offer completed on February 8, 2000.

     Environmental Expenditures

      Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Environmental liabilities are not discounted to their present value and are recorded without consideration of potential recoveries from third parties. Subsequent adjustments to estimates, which may be significant, may be made as more information becomes available or as circumstances change (See Note 16).

     Income Taxes

      The provision for income taxes is based on earnings (loss) reported in the financial statements. Deferred income taxes are provided to reflect temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes, as well as the effects of tax credits.

     Earnings Per Common Share

      Earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per common share are computed by dividing consolidated net earnings by the weighted average number of shares of common stock outstanding during each period. Earnings per common share assuming dilution is computed by dividing consolidated net earnings by the sum of the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method, unless such calculation is antidilutive. (See Note 5.)

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     New Accounting Pronouncements

      In June 2001, the Company adopted SFAS No. 141, “Business Combinations.” This Statement requires, among other things, that the purchase method of accounting be used to account for all business combinations. The provisions of the Statement apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company has always used the purchase method of accounting for acquisitions and business combinations and does not anticipate that the application of SFAS No. 141 will have a material affect on the way the Company records acquisitions or business combinations. However, the Company does anticipate that more intangible assets will be recorded as a result of SFAS No. 141.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel.

      SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Disclosure requirements include descriptions of asset retirement obligations and reconciliations of changes in the components of those obligations. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not determined, but is evaluating the effect SFAS No. 143 will have relative to its refining and marketing assets.

     Other Comprehensive Income

      For the years ended December 31, 2001, December 31, 2000, and December 31, 1999, respectively, the only component of other comprehensive income is net income as reported on the Company’s Consolidated Statements of Earnings.

     Reclassifications

      Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the statement classifications used in the current year. These reclassifications had no effect on reported earnings or stockholders’ equity.

Note 2 — Business Segments:

      The Company is organized into three operating segments based on manufacturing and marketing criteria. These segments are the Refining Group, the Retail Group and Phoenix Fuel. A description of each segment and principal products and operations are as follows:

      — Refining Group: The Refining Group consists of the Company’s two refineries, its fleet of crude oil and finished product truck transports, its crude oil pipeline gathering operations, and its finished product terminaling operations. The Company’s two refineries manufacture various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks and blending components. In addition, finished products are acquired through exchange agreements, from third party suppliers, and from Phoenix Fuel. These products are sold through Company-operated retail facilities, independent wholesalers and retailers, industrial/commercial accounts, and sales and exchanges with major oil companies. Crude oil, other feedstocks, and blending components are purchased from third party suppliers.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      — Retail Group: The Retail Group consists of service station/convenience stores and one travel center. These operations sell various grades of gasoline, diesel fuel, general merchandise and food products to the general public through retail locations. The Refining Group or Phoenix Fuel supplies the petroleum fuels sold by the Retail Group. General merchandise and food products are obtained from third party suppliers.

      — Phoenix Fuel: Phoenix Fuel is an industrial/commercial petroleum fuels and lubricants distribution operation, which includes a number of bulk distribution plants, an unattended fleet fueling (“cardlock”) operation and a fleet of finished product truck transports. The petroleum fuels and lubricants sold are primarily obtained from third party suppliers and to a lesser extent from the Refining Group.

      Operations that are not included in any of the three segments are included in the category “Other.” These operations consist primarily of corporate staff operations, including selling, general, and administrative expenses.

      Operating income for each segment consists of net revenues less cost of products sold, operating expenses, depreciation and amortization and the segment’s selling, general, and administrative expenses. The sales between segments are made at market prices. Cost of products sold reflects current costs adjusted, where appropriate, for LIFO and lower of cost or market inventory adjustments.

      The total assets of each segment consist primarily of net property, plant and equipment, inventories, accounts receivable and other assets directly associated with the segment’s operations. Included in the total assets of the corporate staff operations are a majority of the Company’s cash and cash equivalents, various accounts receivable, net property, plant and equipment and other long-term assets.

      Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals are presented below.

	As of and for the Year Ended December 31, 2001

	Refining	Retail	Phoenix		Reconciling
	Group	Group	Fuel	Other	Items	Consolidated

	(In thousands)
Customer net revenues:
Finished products	$257,636	$228,533	$284,430	$—	$—	$770,599
Merchandise and lubricants	—	144,531	24,555	—	—	169,086
Other	9,373	17,315	2,062	244	—	28,994

Total	267,009	390,379	311,047	244	—	968,679

Intersegment net revenues:
Finished products	166,546	—	80,125	—	(246,671)	—
Other	16,671	—	—	—	(16,671)	—

Total	183,217	—	80,125	—	(263,342)	—

Total net revenues	$450,226	$390,379	$391,172	$244	$(263,342)	$968,679

Operating income (loss)	$66,148	$5,214	$4,731	$(21,927)	$(11,621)	$42,545
Interest expense						(24,098)
Interest income						1,661

Earnings before income taxes						$20,108

Depreciation and amortization	$16,463	$12,709	$2,696	$2,007	$—	$33,875
Capital expenditures	$13,310	$41,337	$985	$1,424	$—	$57,056
Total assets	$228,403	$165,176	$65,539	$48,056	$—	$507,174

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of and for the Year Ended December 31, 2000

	Refining	Retail	Phoenix		Reconciling
	Group	Group	Fuel	Other	Items	Consolidated

	(In thousands)
Customer net revenues:
Finished products	$280,525	$267,201	$334,122	$—	$—	$881,848
Merchandise and lubricants	—	138,543	26,662	—	—	165,205
Other	9,159	15,595	2,188	367	—	27,309

Total	289,684	421,339	362,972	367	—	1,074,362

Intersegment net revenues:
Finished products	212,957	—	80,252	—	(293,209)	—
Other	15,531	—	—	—	(15,531)	—

Total	228,488	—	80,252	—	(308,740)	—

Total net revenues	$518,172	$421,339	$443,224	$367	$(308,740)	$1,074,362

Operating income (loss)	$45,790	$31	$7,275	$(19,337)	$—	$33,759
Interest expense						(24,411)
Interest income						1,989

Earnings before income taxes						$11,337

Depreciation and amortization	$17,138	$11,528	$2,554	$2,359	$—	$33,579
Capital expenditures	$6,850	$13,470	$1,413	$722	$—	$22,455
Total assets	$244,947	$148,992	$82,084	$52,542	$—	$528,565

	As of and for the Year Ended December 31, 1999

	Refining	Retail	Phoenix		Reconciling
	Group	Group	Fuel	Other	Items	Consolidated

	(In thousands)
Customer net revenues:
Finished products	$180,277	$206,485	$225,199	$—	$—	$611,961
Merchandise and lubricants	—	118,895	24,150	—	—	143,045
Other	10,263	13,185	3,552	677	—	27,677

Total	190,540	338,565	252,901	677	—	782,683

Intersegment net revenues:
Finished products	180,933	—	19,784	—	(200,717)	—
Other	16,827	—	—	—	(16,827)	—
Total	197,760	—	19,784	—	(217,544)	—

Total net revenues	$388,300	$338,565	$272,685	$677	$(217,544)	$782,683

Operating income (loss)	$51,323	$3,790	$8,549	$(23,878)	$(2,387)	$37,397
Interest expense						(23,417)
Interest income						2,476

Earnings before income taxes						$16,456

Depreciation and amortization	$15,615	$9,270	$2,273	$3,971	$—	$31,129
Capital expenditures	$8,419	$33,235	$1,984	$2,723	$—	$46,361
Total assets	$252,356	$146,110	$79,731	$68,602	$—	$546,799

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Acquisitions and Dispositions:

      In December 1998, the Company and FFCA Capital Holding Corporation (“FFCA”) completed a sale-leaseback transaction. Under the terms of the Sale and Lease Agreement (the “Agreement”), FFCA purchased 83 service station/convenience stores from the Company for approximately $51,763,000. The Company in turn leased the 83 service station/convenience stores back from FFCA under an operating lease arrangement with an initial term of 15 years and three separate options to continue the lease for successive periods of five years. In the second half of 1999, the Company reacquired 24 of the service station/convenience stores for approximately $13,711,000, which was the original selling price of these properties. In the second quarter of 2001, FFCA approached the Company to determine whether the Company had any interest in acquiring the remaining 59 service station/convenience stores. Subsequently, in July 2001, the Company repurchased, for cash, the 59 service station/convenience stores for approximately $38,052,000, which was the original selling price of these properties, plus closing costs. Certain deferrals on the Balance Sheet relating to the sale-leaseback transaction reduced the cost basis of the assets recorded in “Property, Plant and Equipment” by approximately $1,736,000. These deferrals included a deferred gain on the original sale to FFCA and deferred lease allocations included in “Other Liabilities and Deferred Income,” and deferred costs associated with the original sale included in “Other Assets.” Lease expense related to these assets totaled $2,610,000 for 2001, $4,556,000 for 2000, and $4,556,000 for 1999. Depreciation expense related to these same assets totaled $2,937,000 in 2001, $1,499,000 in 2000, and $627,000 in 1999. For 2002, depreciation expense is estimated to be approximately $4,137,000 based on depreciation expense recorded in January 2002. This amount could change depending on the sale of any of these assets. The original total base rent payments under the FFCA sale-leaseback transaction, included scheduled increases of six percent on the second anniversary of the Agreement and every second anniversary thereafter, on a compounded basis during the initial lease term and any extension thereof. At December 31, 2000, the Company had recorded a deferred credit of approximately $1,628,000 to reflect the excess of rent expense over cash payments made. This deferred credit is included in “Other Liabilities and Deferred Income” in the Company’s Consolidated Balance Sheet at December 31, 2000. The Company had recorded a gain of approximately $5,650,000 on the original transaction, which was deferred and was being amortized over the initial lease period of 15 years. This deferred gain was reduced to $990,000 at December 31, 2000, as the result of the 1999 repurchase and annual amortization. The deferred gain is reflected in “Other Liabilities and Deferred Income” in the Company’s Consolidated Balance Sheet at December 31, 2000. The amounts recorded for deferred credits and deferred gain were used to reduce the cost basis of the 59 units repurchased in 2001, as described above.

      In October 1995, the Company completed the purchase of the Bloomfield Refinery along with related pipeline and transportation assets for $55,000,000 from Gary-Williams Energy Co. and its wholly-owned subsidiary, Bloomfield Refining Company (“BRC”). The purchase agreement provided for potential contingent payments to be made to BRC over approximately six years from the acquisition date of approximately $35,000,000, not to exceed a net present value of $25,000,000 as of October 1995, should certain criteria be met. These contingent payments were considered to be additional purchase price and were allocated to the assets acquired in the same proportions as the original purchase price was allocated, not to exceed the estimated current replacement cost, and amortized over the estimated remaining life of the assets. For 2000, the Company accrued $5,200,000 in accordance with the purchase agreement relating to 2000 operations. This amount was adjusted downward in 2001 to $5,139,000, which amount was paid. This payment represented the final amount due under the purchase agreement. For 1999, the Company paid approximately $5,250,000 and had accrued an additional $5,442,000 at December 31, 1999, relating to 1999 operations. In addition, the Company accrued $2,250,000 in 1996 relating to certain environmental obligations assumed in the purchase, which amount was also considered to be additional purchase price.

      Refer to Note 18 for a discussion of the pending acquisition of the Yorktown Refinery.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Loss on the Disposal/ Write-Down of Assets:

      For the year ended December 31, 2001, the Company recorded a pre-tax loss on the disposal/write-down of assets of $6,212,000. This amount included losses of $609,000 on the sale of assets in the ordinary course of business, primarily related to the sale of 11 service station/convenience stores; losses of $2,719,000 on the write-down of assets due to impairment, resulting from the application of Statement of Financial Accounting Standard (“SFAS”) No. 121 due to a strategy to sell certain service station/convenience stores, some of which were closed; losses of $592,000 relating to the value of leasehold improvements included in leased service station/convenience stores returned to the lessors; and losses of $2,292,000 primarily related to the retirement or replacement of certain refinery property, plant, and equipment.

      As a result of the Company’s ongoing retail asset evaluation initiated in 2001, the Company identified 60 non-strategic or underperforming units for possible divestiture. Eight of these units were subsequently removed from the list due to improved performance. Of the remaining units, 11 were sold, six were closed and reclassified as assets held for sale, one leased unit was returned to the lessor, and four are in escrow and are expected to close in the second quarter of 2002. The remaining 30 stores continue to be operated by the Company, but are being marketed for potential sale in accordance with the Company’s strategy, and may be divested if acceptable offers are received and negotiated during 2002.

      In addition, 12 other units were closed in 2001. Seven of these units were classified as assets held for sale, three leased units were returned to the lessors, and the Company is attempting to sublease two others.

      In 2001, the Company also recorded a reserve totaling $5,409,000 related to a note and accrued interest receivable from a related party. For a further discussion of this matter refer to Note 6.

Note 5 — Earnings Per Share:

      The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for earnings as required by SFAS No. 128:

	Year Ended December 31,

	2001			2000			1999

			Per			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings per common share — basic:
Earnings	$12,381,000	8,871,006	$1.40	$7,289,000	9,214,470	$0.79	$10,778,000	10,678,773	$1.01
Effect of dilutive stock options		14,128			8,950			40,084

Earnings per common share — assuming dilution:
Earnings	$12,381,000	8,885,134	$1.39	$7,289,000	9,223,420	$0.79	$10,778,000	10,718,857	$1.01

      In October 2001, the Company’s Board of Directors (the “Board”) directed the Company to purchase 400,000 shares of its common stock under its stock repurchase program from the CCEO for $3,520,000 or $8.80 per share. This was the closing price of the Company’s common stock on the New York Stock Exchange on the date that the conditions to purchase set by the Board were satisfied, including the receipt of necessary bank waivers and consents.

      At December 31, 2001 and 2000, there were 8,553,879 and 8,948,008 shares, respectively, of the Company’s common stock outstanding.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      There were no transactions subsequent to December 31, 2001, that if the transactions had occurred before December 31, 2001, would materially change the number of common shares or potential common shares outstanding as of December 31, 2001.

Note 6 — Related Party Transactions:

      The Company loaned $4,000,000 to James E. Acridge, its former Chairman and Chief Executive Officer (the “CCEO”) on September 17, 1998 (the “Loan”). The Loan was originally evidenced by an unsecured promissory note bearing interest at the prime rate published by the Wall Street Journal on September 17, 1998 (the “Prime Rate”) plus 2%. Principal and accrued interest were due and payable in one lump sum on February 28, 1999. On December 23, 1998, the Company and the CCEO entered into a revised loan agreement. The amount of the Loan was increased to $5,000,000, the Loan’s interest rate was increased to the Prime Rate plus 3%, and the Loan’s maturity date was extended to February 28, 2001. An initial interest payment was made on February 28, 1999 for interest due through December 31, 1998. Subsequent interest was due and payable semi-annually on June 30 and December 31 of each year.

      The Loan was modified again on March 10, 2000. The terms of the Loan were revised so that all principal and interest, including interest that otherwise would have been payable on December 31, 1999, became due and payable on February 28, 2001. As security for the modified loan, the Company received a pledge by an entity owned by the CCEO (the “LLC”) of a 49% equity interest in an entity that owns certain real property in north Scottsdale, Arizona (the “Real Property”). The loan was further modified on February 28, 2001 to extend the Loan’s maturity date to March 28, 2001. This modification reflected the fact that the Company’s purchase of a parcel of land from a trust of which the CCEO was the beneficiary had not closed. A portion of the proceeds of this sale was used to pay the interest that became due and payable under the Loan on February 28, 2001. On March 21, 2001, the Company’s Board of Directors (the “Board”) approved an additional two-year extension of the Loan’s maturity date, making all principal and interest due and payable on March 28, 2003. This extension was conditioned upon, among other things, the CCEO’s payment of all interest due and payable on March 28, 2001, which was paid. In return for the extension of the Loan, the CCEO provided additional security for the Loan by pledging all of his equity interest in the LLC.

      The Company is aware of prior liens on the Real Property and on certain of the collateral pledged to the Company (the “Prior Liens”) that relate to loans entered into by the LLC (the “LLC Loans”). The Company also understands that the CCEO has personally guaranteed the LLC Loans. On July 18, 2001, the Board was advised that the LLC was not able to make the monthly payment due and owing to its lenders (the “Lenders”) in the month of July. The Board was asked to make such payment, in the amount of $240,833, on behalf of the CCEO for the benefit of the LLC. The Board authorized the Company to make the July payment in order to avoid a default under the LLC Loans. The Company also has been advised that the LLC did not make, when due, the monthly payment due and owing to the Lenders in December 2001 (the “December Payment”). The Company understands that a letter agreement was entered into with the Lenders, in which the Lenders agreed to forbear from exercising certain rights and remedies available to them in connection with the December payment if certain terms and conditions were satisfied (the “Forbearance Letter”). The Company further understands that, in connection with the Forbearance Letter, the CCEO pledged 29,622 shares of the Company’s common stock owned by him to the Lenders as additional collateral.

      The LLC’s failure to make the December Payment when due constitutes a default under the terms of the Loan. The Company has been advised that the CCEO also is in default under a provision of the Loan that addresses the CCEO’s failure to discharge when due all sums owed under any loan secured by a stock pledge.

      In view of recent events, including the CCEO’s defaults under the terms of the Loan and the failure of a limited liability company controlled by the CCEO to pay rent in connection with space subleased to the limited liability company by the Company, the Company has evaluated the collectability of the Loan. The limited liability company’s sublease and certain associated litigation is further discussed in Note 16. The

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has reviewed financial information requested from the CCEO, including a personal financial statement and 2000 tax returns for the CCEO and certain of his material affiliated entities. It has also obtained an appraisal of the Real Property and conducted a search of public records for third party claims evidenced by filed litigation and liens.

      The Company believes that the Yorktown Refinery acquisition will constrain the Company’s ability to obtain waivers or other approvals in connection with restrictive covenants contained in the Company’s $65,000,000 secured Credit Agreement that may be applicable to certain courses of action potentially available to the Company in connection with the collateral for the Loan. Restrictive covenants in the Indenture supporting the Company’s senior subordinated notes due 2003 and in the Indenture supporting the Company’s senior subordinated notes due 2007 also could constrain the Company’s ability to take certain actions. It is possible that the Company will not be able to recover all or any of the amounts due and owing from the CCEO as a result of such restrictive covenants. Accordingly, in view of the Company’s evaluation of the Loan’s collectability, under generally accepted accounting principles, it is appropriate to record a financial reserve in the full amount of the Loan, including interest accrued through December 31, 2001, and such a reserve totaling $5,409,000 has been recorded as of December 31, 2001. The Company is aware that the CCEO is pursuing a number of potential transactions that may provide him with funds to satisfy his obligations under the Loan. In the event that certain of these transactions occur, the Company will reevaluate its reserve.

      On January 25, 2001, the Board accepted an offer from the CCEO, on behalf of a trust of which the CCEO is the beneficiary, to sell a parcel of land (the “Jomax Property”) to the Company for the lesser of $5,000,000 or the Jomax Property’s appraised value. In March 2001, the Jomax Property was sold to the Company for $5,000,000. The trust had an option, exercisable for a period of two years, to repurchase the property at the greater of the amount paid by the Company to purchase the property or the property’s appraised value. The trust also had a right of first refusal, exercisable for a period of two years, to repurchase the property on the same terms as contained in a bona fide offer from a bona fide purchaser. On September 20, 2001, the Board directed the Company to purchase the trust’s option and right of first refusal (collectively, the “Rights”) for $600,000, and the Rights were subsequently sold to the Company for this price. At the time of the sale, the Company was negotiating with a potential purchaser for the sale of the Jomax Property for a price in excess of the Company’s purchase price. The potential purchaser was requiring the Company to represent in the purchase and sale agreement that there were no effective options to purchase, or rights of first refusal, affecting the property. The Company’s purchase of the Rights would have enabled the Company to make this representation and would have avoided any other complications associated with the Rights that potentially could have affected the sale. The potential purchaser subsequently advised the Company that it was discontinuing negotiations regarding the possible sale because general market and economic conditions, coupled with the financial uncertainties arising out of the events that occurred on September 11, 2001, had severely depressed the real estate market. Although the potential purchaser re-approached the Company during the first quarter of 2002 about purchasing the property, the Company is exploring other alternatives.

      In the third quarter of 2001, the Board directed the transfer to the CCEO of a life insurance policy on his life with a cash surrender value of $251,078. This policy and life insurance policies for another executive had been issued prior to the Company’s going public in 1989. In connection with its determination that the policy should be transferred to the CCEO, the Board considered historical information and other relevant matters relating to the policy, including the fact that several life insurance policies on the other executive’s life had previously been transferred to that executive. The cash value of the life insurance policy was considered compensation to the CCEO for tax purposes in 2001. The $251,078 cash surrender value recorded on the Company’s books was expensed by the Company in the third quarter and is included in selling, general and administrative expenses (“SG&A”).

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In the third quarter of 2001, the CCEO submitted statements to the Company for reimbursement of certain expenditures made by the CCEO on behalf of the Company in the current year and prior years for which the CCEO had not previously been reimbursed. In August 2001, the Company reimbursed the CCEO $204,293 in connection with such statements. This amount was considered compensation to the CCEO for tax purposes in 2001. The $204,293 was expensed by the Company in the third quarter and is included in SG&A.

      As described above, the payment of $240,833 made on behalf of the CCEO was expensed by the Company in the third quarter of 2001. This amount was considered compensation to the CCEO for tax purposes in 2001 and is included in SG&A.

      During 2001, the Board directed the Company to repurchase 400,000 shares of its common stock from the CCEO for $3,520,000 or $8.80 per share. This was the closing price of the Company’s common stock on the New York Stock Exchange on the date that the conditions to purchase set by the Board were satisfied, including the receipt of necessary bank waivers and consents. The Board directed the Company to purchase these shares under the stock repurchase program. The repurchased shares are treated as treasury shares. In addition, the Board authorized the purchase of artwork from the CCEO for display in the corporate headquarters. The artwork was purchased at its appraised value of $162,550. A substantial portion of the artwork had been displayed in the Company’s corporate office for up to ten years without any financial consideration being provided to the CCEO for its use. The proceeds of the artwork transaction were used by the CCEO to pay balances due on certain amounts owed to Giant Arizona by the CCEO and by entities controlled by the CCEO.

      During 2000, the Company repurchased 129,466 shares of its common stock under its stock repurchase program from the CCEO for $896,887 or $7.00 per share for 99,466 shares and $6.6875 per share for 30,000 shares. The per share price paid for the shares was the low price reported for the Company’s common stock on the New York Stock Exchange on the dates the purchases were made. All of the repurchased shares are treated as treasury shares. In addition, the Company’s Board of Directors authorized the purchase of artwork from the CCEO for display at the Company’s headquarters building. The artwork was purchased at its appraised value of approximately $450,000. A substantial portion of the artwork had been displayed in the Company’s corporate office for up to ten years without any financial consideration being provided to the CCEO for its use.

      During 1999, the Company repurchased 440,000 shares of its common stock under its stock repurchase program from the CCEO for $4,950,000 or $11.25 per share. The per share price paid for the shares was at a discount to the then current fair market value. The repurchased shares are treated as treasury shares.

      All of the material foregoing transactions were reviewed and approved by the Board or committees of the Board.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Inventories:

      Inventories consist of the following:

	December 31,

	2001	2000

	(In thousands)
First-in, first-out (“FIFO”) method:
Crude oil	$12,835	$17,420
Refined products	21,982	24,679
Refinery and shop supplies	8,111	10,829
Merchandise	3,928	3,882
Retail method:
Merchandise	9,179	8,737

Subtotal	56,035	65,547
Adjustment for last-in, first-out (“LIFO”) method	5,996	(8,940)
Allowance for lower of cost or market	(3,302)	—

Total	$58,729	$56,607

      The portion of inventories valued on a LIFO basis totaled $30,872,000 and $28,319,000 at December 31, 2001 and 2000, respectively. The data in the following paragraph will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

      If inventories had been determined using the FIFO method at December 31, 2001, 2000 and 1999, net earnings and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999 would have been (lower) higher by $(6,981,000) and $(0.79), $2,935,000 and $0.32, and $4,408,000 and $0.41, respectively.

      In 2001, cost of products sold were increased by approximately $3,302,000 as a result of a reduction in the carrying value of inventories related to a decline in crude oil and refined product prices.

      For the year 2001, certain lower cost refinery LIFO inventory layers were liquidated resulting in an increase in 2001 earnings of approximately $139,000 or $0.02 per share.

      For the year 2000, certain lower cost Phoenix Fuel LIFO inventory layers were liquidated resulting in an increase in 2000 earnings of approximately $1,042,000 or $0.11 per share.

      For the year 1999, certain higher cost refinery LIFO inventory layers were liquidated resulting in a reduction of 1999 earnings of approximately $1,531,000 or $0.14 per share.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Property, Plant and Equipment:

      Property, plant and equipment, at cost, consist of the following:

	December 31,

	2001	2000

	(In thousands)
Land and improvements	$38,139	$31,681
Buildings and improvements	136,478	123,941
Machinery and equipment	291,614	291,250
Pipelines	11,560	10,761
Furniture and fixtures	29,544	25,822
Vehicles	7,874	8,503
Construction in progress	10,136	16,426

Subtotal	525,345	508,384
Accumulated depreciation and amortization	(201,823)	(192,234)

Total	$323,522	$316,150

Note 9 — Accrued Expenses:

      Accrued expenses are comprised of the following:

	December 31,

	2001	2000

	(In thousands)
Excise taxes	$12,200	$13,787
Bloomfield Refinery acquisition contingent payment	—	5,200
Payroll and related costs	6,941	7,320
Bonus, profit sharing and retirement plans	6,566	3,162
Interest	5,681	5,719
Other	5,149	8,828

Total	$36,537	$44,016

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Long-Term Debt:

      Long-term debt consists of the following:

	December 31,

	2001	2000

	(In thousands)
9% senior subordinated notes, due 2007, interest payable semi-annually	$150,000	$150,000
9 3/4% senior subordinated notes, due 2003, interest payable semi-annually	100,000	100,000
Capital lease obligations, 11.3%, due through 2007, interest payable monthly	6,703	7,917
Other	91	305

Subtotal	256,794	258,222
Less current portion	(45)	(213)

Total	$256,749	$258,009

      Repayment of the Notes is jointly and severally guaranteed on an unconditional basis by the Company’s direct and indirect wholly-owned subsidiaries, subject to a limitation designed to ensure that such guarantees do not constitute a fraudulent conveyance. Except as otherwise allowed in the Indentures pursuant to which the Notes were issued, there are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to the Company in certain circumstances.

      Separate financial statements of the Company’s subsidiaries are not included herein because the aggregate assets, liabilities, earnings and equity of the subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis; the subsidiaries are jointly and severally liable for repayment of the Notes; and the separate financial statements and other disclosures concerning the subsidiaries are not deemed material to investors.

      The Indentures supporting the Notes contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, to incur or guarantee debt, to pay dividends, to repurchase shares of the Company’s common stock, to sell certain assets or subsidiary stock, to engage in certain mergers, to engage in certain transactions with affiliates or to alter the Company’s current line of business. In addition, subject to certain conditions, the Company is obligated to offer to purchase a portion of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, the Company would be required to offer to purchase all of the Notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At December 31, 2001, retained earnings available for dividends under the most restrictive terms of the Indentures were approximately $7,128,000.

      On December 23, 1998, the Company entered into a $65,000,000 secured Credit Agreement (the “Credit Agreement”) that was to expire December 23, 2001, with a group of banks including Bank of America, N.A. as lead bank and administrative agent. On December 19, 2001, this Credit Agreement was extended until November 14, 2003, under substantially the same terms and conditions. This Credit Agreement, a revolving loan agreement, is primarily a working capital and letter of credit facility and is secured by eligible accounts receivable and inventories as defined in the Credit Agreement. The Credit Agreement also allows the Company to borrow up to $10,000,000 for other acquisitions as defined in the Credit Agreement. The availability of funds under this facility is the lesser of (i) $65,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At December 31, 2001, the

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

availability of funds under the Credit Agreement was $57,215,000. The borrowing base is less than $65,000,000 primarily due to lower selling prices and sales volumes that affected eligible accounts receivable, and reduced inventory valuations that affected eligible inventories. There were no direct borrowings outstanding under this facility at December 31, 2001, and there were approximately $4,258,000 of irrevocable letters of credit outstanding, primarily to insurance companies and regulatory agencies.

      The interest rate applicable to the Credit Agreement is tied to various short-term indices. At December 31, 2001, this rate was approximately 4% per annum. The Company is required to pay a quarterly commitment fee ranging from 0.325% to 0.500% per annum of the unused amount of the facility. The exact rate depends on meeting certain conditions in the Credit Agreement.

      The Credit Agreement contains certain restrictive covenants, which require the Company to, among other things, maintain a minimum consolidated net worth, a minimum interest coverage ratio, and a maximum capitalization ratio. It also places limits on investments, dispositions of assets, prepayments of senior subordinated debt, guarantees, liens and restricted payments. The Credit Agreement is guaranteed by certain of the Company’s direct and indirect wholly-owned subsidiaries.

      In connection with the acquisition of the Yorktown Refinery, the Company expects to replace the Credit Agreement with a new and larger credit facility.

      In 1997, as part of the acquisition of certain service station/convenience stores, the Company leased 64 service station/convenience stores for a period of 10 years with options to purchase the assets during the ten-year period for approximately $22,904,000. These leases were accounted for as capital leases. At December 31, 2001, six stores remained to be purchased and continue to be leased under the original terms. One of these stores is a grocery store and does not sell gasoline. The Company intends to purchase the six stores pursuant to options to purchase during the remaining lease period for approximately $6,700,000, of which $2,000,000 has been paid in advance and is recorded in “Other Assets” in the Company’s Consolidated Balance Sheet. The remaining lease obligations of approximately $6,700,000 are being accounted for as capital leases and require annual lease payments of approximately $753,000, all of which are recorded as interest expense. Assets associated with these lease obligations of approximately $7,601,000 are included in property, plant and equipment. Accumulated depreciation as of December 31, 2001 of approximately $3,079,000 is related to these assets. Assets of $580,000, primarily liquor licenses, are included in other assets.

      Aggregate annual maturities of long-term debt as of December 31, 2001 are: 2002 — $45,000; 2003 — $100,029,000; 2004 — $17,000; 2005 — $0; 2006 — $0; and all years thereafter — $156,703,000.

Note 11 — Financial Instruments and Hedging Activity:

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” as amended by SFAS No. 133. The Company, using available market information and valuation methodologies described below, determined the estimated fair value amounts. Considerable judgment is required, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	December 31,

	2001		2000

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

		(In thousands)
Balance Sheet — Financial Instruments: Fixed rate long-term debt	$250,091	$244,633	$250,305	$229,256

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

      The Company also has a $5,000,000 long-term note receivable with a related party. This note was fully reserved for at December 31, 2001.

     Hedging Activities

      From time to time, the Company enters into futures and options contracts to reduce price volatility, to fix margins in its refining and marketing operations and to protect against price declines for inventory volumes.

      At December 31, 2001 and 2000, the Company had no hedging transactions in place.

      Gains and losses from market changes on contracts not qualifying for hedge accounting are recognized immediately in operations. For 2001, 2000 and 1999 the Company incurred losses of $10,000, $471,000 and $306,000, respectively, related to these activities.

Note 12 — Income Taxes:

      The provision for income taxes is comprised of the following:

      The provision (benefit) for income taxes is comprised of the following:

	Year Ended December 31,
	2001	2000	1999

	(In thousands)
Current: Federal	$2,978	$4,292	$532
State	579	188	14
Deferred: Federal	4,184	(628)	3,412
State	(14)	196	1,720

	$7,727	$4,048	$5,678

      Income taxes paid in 2001, 2000 and 1999 were $4,675,000, $4,060,000, and $2,099,000, respectively.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the difference between the provision for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows:

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Income taxes at the statutory U.S. federal income tax rate of 35%	$7,038	$3,968	$5,760
Increase (decrease) in taxes resulting from:
State taxes, net	470	301	795
Resolution of tax matters	—	—	(320)
Nonconventional fuel credits, net	—	(249)	—
General business credits, net	—	—	(205)
Other, net	219	28	(352)

	$7,727	$4,048	$5,678

      Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes, as well as available tax credit carryforwards. The tax effected temporary differences and credit carryforwards which comprise deferred taxes are as follows:

	December 31, 2001			December 31, 2000

	Assets	Liabilities	Total	Assets	Liabilities	Total

	(In thousands)
Nondeductible accruals for uncollectible receivables	$156	$—	$156	$70	$—	$70
Insurance accruals	672	—	672	627	—	627
Insurance settlements	(94)	—	(94)	902	—	902
Contribution carryover	897	—	897	—	—	—
Other reserves	1,009	—	1,009	1,246	—	1,246
Inventory costs capitalized for income tax purposes	(211)	—	(211)	(92)	—	(92)
Nondeductible accrual for lower of cost or market adjustment to inventory	1,306	—	1,306	—	—	—

Total current	3,735	—	3,735	2,753	—	2,753

Other nondeductible accruals	1,101	(98)	1,003	980	(195)	785
Accelerated plant costs	—	(1,660)	(1,660)	—	(135)	(135)
Deferred lease payments	—	—	—	645	—	645
Accelerated depreciation	—	(41,575)	(41,575)	—	(42,734)	(42,734)
Other	1,978	(877)	1,101	—	(665)	(665)
Tax credit carryforwards	8,359	—	8,359	14,483	—	14,483

Total noncurrent	11,438	(44,210)	(32,772)	16,108	(43,729)	(27,621)

Total	$15,173	$(44,210)	$(29,037)	$18,861	$(43,729)	$(24,868)

      At December 31, 2001, the Company had an alternative minimum tax credit carryforward of approximately $8,282,000 available to offset future income taxes payable to the extent regular income taxes payable

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exceeds alternative minimum taxes payable. Alternative minimum tax credits can be carried forward indefinitely.

      In 2001, the Company utilized $3,777,000 of general business credits. There are no remaining general business credits to offset regular taxes payable at December 31, 2001.

Note 13 — Employee Stock Ownership and 401(k) Plans:

      The Company has a 401(k) retirement plan (“401(k)”) for its employees who meet plan eligibility requirements. Until it was merged into the 401(k) effective December 31, 2000, the Company also had an Employee Stock Ownership Plan (“ESOP”), which was a noncontributory defined contribution plan established primarily to acquire shares of the Company’s common stock. The ESOP’s assets were transferred into the 401(k) on April 24, 2001. The merger was done to reduce costs and simplify reporting and accounting obligations. On December 31, 2000, the ESOP’s assets included 1,187,897 shares of the Company’s common stock. All of these shares were allocated to the participants’ accounts effective as of December 31, 2000. In addition to investments in the Company’s common stock, the ESOP held investments in a balanced mutual fund. Contributions to the ESOP were made at the discretion of the Company’s Board of Directors. The Company made contributions of $825,000 and $3,000,000 to the ESOP for 2000 and 1999, respectively.

      The Company matches the employee’s contributions to the 401(k) at a rate of 50% up to a maximum of 6% of the employee’s annual compensation, subject to a per participant maximum contribution amount. For the years ended December 31, 2001, 2000, and 1999, the Company expensed $1,454,000, $1,415,000, and $1,388,000, respectively, for matching contributions under this plan. The Company’s matching contribution can be invested in available options at the discretion of the participant. Additional contributions to the 401(k) are made at the discretion of the Company’s Board of Directors. For the year ending December 31, 2001, the Company made a discretionary contribution of $900,000 to the 401(k). This amount is similar to the discretionary contributions made in past years to the ESOP. This amount will be used to purchase the Company’s common stock, which will be allocated to employees’ accounts according to the same formula used for discretionary contributions to the ESOP. At December 31, 2001, the assets of the 401(k) included 995,568 shares of the Company’s common stock.

Note 14 — Stock Incentive Plans:

      Under the 1998 Stock Incentive Plan (the “1998 Plan”), shares of the Company’s common stock are authorized to be issued to deserving employees in connection with awards of options, appreciation rights, restricted shares, performance shares or performance units, all as defined in the 1998 Plan. Appreciation rights, performance shares and performance units may be settled in cash, common shares of the Company or any combination thereof.

      The total number of shares available for grant under the 1998 Plan is 2% of the total number of common shares outstanding as of the first day of each calendar year, which amount was 178,960 shares for 2001, and was 206,070 shares for 2000, subject to a 400,000 share annual limitation on the number of common shares available for the grant of options that are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. Common shares available for grant in any particular calendar year that are not, in fact, granted in such year cannot be added to the common shares available for grant in any subsequent calendar year. For 2002, the number of shares available for grant is 171,077.

      On May 17, 2001, 177,500 nonqualified stock options were granted to 13 employees under the 1998 Plan. The exercise price for all of the options was $9.95, which was the closing price for the Company’s Common Stock on the New York Stock Exchange on the date of grant. One-third of each grant vested on the date of grant, one-third on May 17, 2002, and the remaining one-third on May 17, 2003. All of the options expire on May 16, 2011.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      No grants were made in 2000.

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

      On December 31, 1999, 100,000 nonqualified stock options were granted under the 1998 Plan, 50,000 stock options at an exercise price of $12.00 per share and 50,000 stock options at $18.50 per share. The stock options were granted to two employees who had been granted an equal number of Phantom Stock units under the Giant Industries, Inc. 1998 Phantom Stock Plan (the “Phantom Stock Plan”), which was terminated by the Company in 1999. Each Phantom Stock unit was equivalent to one share of the Company’s common stock. The stock options were granted under the original terms of the Phantom Stock Plan grant as to exercise price, vesting and expiration date. The exercise prices exceeded the fair market value at the date of grant, 60,000 options became vested on the grant date, and the remaining options vest in varying amounts, and at various times, through December 31, 2001. All of the options expire on February 1, 2008. No other awards were outstanding under the Phantom Stock Plan at the time of its termination.

      Under the Company’s 1989 Stock Incentive Plan (the “1989 Plan”), 500,000 shares of the Company’s common stock were authorized to be issued to deserving employees in the form of options and/or restricted stock. At December 31, 2001, no shares were available for future grants under the 1989 Plan because, by its terms, no new awards may be made after December 11, 1999.

      All of the options or restricted stock granted under the 1989 Plan are fully vested. At December 31, 2001, 121,450 shares granted under the 1989 Plan remained to be exercised.

      The following summarizes stock option transactions under the 1989 and 1998 Plans:

		Weighted Average
Options Outstanding At	Shares	Exercise Price

January 1, 1999	431,408	$8.80
Granted	100,000	15.25
Exercised	(120,857)	8.86

December 31, 1999	410,551	10.36
Exercised	(16,500)	6.61
Forfeited	(15,000)	14.88
Expired	(5,000)	10.50

December 31, 2000	374,051	10.34
Granted	177,500	9.95
Exercised	(126,601)	8.74
Expired	(26,000)	10.63

December 31, 2001	398,950	$10.65

Options exercisable at December 31:
2001	280,613	$10.95
2000	298,251	10.07
1999	252,285	9.80

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes information about stock options outstanding under the 1989 and 1998 Plans at December 31, 2001:

Options Outstanding			Options Exercisable

		Weighted
		Average		Weighted
Range of	Number	Remaining	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercisable	Exercise Price

$5.25	17,900	0.3 Years	17,900	$5.25
7.75	47,750	1.3 Years	47,750	7.75
12.00 to 18.50	100,000	6.1 Years	100,000	15.25
8.88	55,800	7.1 Years	55,800	8.88
9.95	177,500	9.4 Years	59,163	9.95

	398,950	6.9 Years	280,613	$10.95

      In October 1995, the FASB issued SFAS No. 123 “Accounting for Stock Based Compensation.” The Company has determined that it will not change to the fair value method prescribed in the Statement and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock based compensation.

      The Company has adopted the disclosure-only provisions of SFAS No. 123. If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards granted in 2001, 1999 and 1998, consistent with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share for the years ended December 31, 2001, 2000 and 1999 would have decreased by approximately $634,000 and $0.07 per share, $289,000 and $0.03 per share, and $497,000 and $0.05 per share, respectively.

      The pro forma effects of applying SFAS No. 123 in this disclosure are not necessarily indicative of future amounts.

      The estimated weighted average fair values of options granted during 2001, 1999 and 1998 were $5.96, $9.14 and $5.40 per share, respectively, and were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2001	1999	1998

Expected life in years	8	8	7
Risk-free interest rate	5.4%	6.5%	6%
Volatility	47%	45%	38%
Dividend Yield	—	—	1.2%

Note 15 — Interest, Operating Leases and Rent Expense:

      Interest paid and capitalized for 2001 was $24,135,000 and $0, for 2000 was $24,458,000 and $62,000, and for 1999 was $24,176,000 and $183,000, respectively.

      As discussed in Note 3, on December 31, 1998, the Company and FFCA completed a sale-leaseback transaction. Under the terms of the Agreement, FFCA purchased 83 service station/convenience stores from the Company and the Company in turn leased the 83 service station/convenience stores back from FFCA under an operating lease arrangement with an initial term of 15 years and three separate options to continue the lease for successive periods of five years. The Company reacquired 24 of the service station/convenience stores in the second half of 1999 and the remaining 59 in the third quarter of 2001.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is committed to annual minimum rentals under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2001 as follows:

Land, building,
machinery and
equipment leases

(In thousands)
2002	$4,606,000
2003	3,414,000
2004	2,577,000
2005	1,711,000
2006	1,096,000
2007 – 2024	6,004,000

Total minimum payments required	$19,408,000

      Total rent expense was $8,459,000, $11,017,000, and $12,134,000 for 2001, 2000, and 1999, respectively.

Note 16 — Commitments and Contingencies:

      Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company’s business, including those matters described below, are pending against the Company and certain of its subsidiaries. Certain of these matters involve or may involve significant claims for compensatory, punitive or other damages. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at December 31, 2001, that may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company’s recorded accruals should not materially affect the Company’s financial condition. It is possible, however, that the ultimate resolution of these matters could result in a material adverse effect on the Company’s results of operations for a particular reporting period.

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

      In June 2001, NMED issued four compliance orders (“Orders”) to the Company in connection with alleged violations of air regulations at the Company’s Ciniza and Bloomfield refineries. The Orders allege violations discovered during NMED inspections in 1999 and 2000. The civil penalties proposed in connection with the Orders originally totaled approximately $550,000. The Company settled the alleged violations for $135,000 during the first quarter of 2002.

      In 1973, the Company constructed the Farmington Refinery that was operated until 1982. The Company became aware of soil and shallow groundwater contamination at this facility in 1985. The Company hired environmental consulting firms to investigate the contamination and undertake remedial action. The

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consultants identified several areas of contamination in the soils and shallow groundwater underlying the Farmington property. A consultant to the Company has indicated that contamination attributable to past operations at the Farmington property has migrated off the refinery property, including a hydrocarbon plume that appears to extend no more than 1,800 feet south of the refinery property. Remediation activities are ongoing by the Company under the supervision of the New Mexico Oil Conservation Division (“OCD”), although no cleanup order has been received. The Company’s environmental reserve for this matter is approximately $570,000.

      The Farmington property is located adjacent to the Lee Acres Landfill (the “Landfill”), a closed landfill formerly operated by San Juan County, which is situated on lands owned by the United States Bureau of Land Management (the “BLM”). Industrial and municipal wastes were disposed of in the Landfill by numerous sources. While the Landfill was operational, the Company used it to dispose of office trash, maintenance shop trash, used tires and water from the Farmington refinery’s evaporation pond.

      The Landfill was added to the National Priorities List as a CERCLA Superfund site in 1990. In connection with this listing, EPA defined the site as the Landfill and the Landfill’s associated groundwater plume. EPA excluded any releases from the Farmington refinery itself from the definition of the site. In May 1991, EPA notified the Company that it may be a potentially responsible party under CERCLA for the release or threatened release of hazardous substances, pollutants or contaminants at the Landfill.

      BLM made a proposed plan of action for the Landfill available to the public in 1996. Remediation alternatives examined by BLM in connection with the development of its proposed plan ranged in projected cost from no cost to approximately $14,500,000. BLM proposed the adoption of a remedial action alternative that it believes would cost approximately $3,900,000 to implement. BLM’s $3,900,000 cost estimate is based on certain assumptions that may or may not prove to be correct and is contingent on confirmation that the remedial actions, once implemented, are adequately addressing Landfill contamination. For example, if assumptions regarding groundwater mobility and contamination levels are incorrect, BLM is proposing to take additional remedial actions with an estimated cost of approximately $1,800,000.

      BLM has received public comment on its proposed plan. The final remedy for the site, however, has not yet been selected. Although the Company was given reason to believe that a final remedy would be selected in 2000, that selection did not occur. The Company has been advised that the site remedy may be announced in 2002. In 1989, a consultant to the Company estimated, based on various assumptions, that the Company’s share of potential liability could be approximately $1,200,000. This figure was based upon estimated Landfill remediation costs significantly higher than those being proposed by BLM. The figure also was based on the consultant’s evaluation of such factors as available clean-up technology, BLM’s involvement at the site and the number of other entities that may have had involvement at the site, but did not include an analysis of all of the Company’s potential legal defenses and arguments, including possible setoff rights.

      Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs at a site even though the party was responsible for only a small part of such costs. Although it is possible that the Company may ultimately incur liability for clean-up costs associated with the Landfill, a reasonable estimate of the amount of this liability, if any, cannot be made at this time because, among other reasons, the final site remedy has not been selected, a number of entities had involvement at the site, allocation of responsibility among potentially responsible parties has not yet been made, and potentially applicable factual and legal issues have not been resolved. Based on current information, the Company does not believe that it needs to record a liability in relation to BLM’s proposed plan.

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

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In connection with the acquisition of the Bloomfield Refinery, the Company assumed certain environmental obligations including Bloomfield Refining Company’s (“BRC”) obligations under an administrative order issued by EPA in 1992 pursuant to the Resource Conservation and Recovery Act (the “Order”). The Order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield Refinery. EPA has delegated its oversight authority over the Order to NMED’s Hazardous Waste Bureau (“HWB”). In 2000, OCD approved the groundwater discharge permit for the refinery, which included an abatement plan that addressed the Company’s environmental obligations under the Order. The abatement plan reflects new information relating to the site as well as remediation methods that were not originally contemplated in connection with the Order. Discussions between OCD, HWB and the Company have resulted in proposed revisions to the abatement plan. Adoption of the abatement plan as the appropriate corrective action remedy under the Order would significantly reduce the Company’s corrective action costs. The Company estimates that remediation expenses associated with the abatement plan will be in the range of approximately $50,000 to $150,000, and will be incurred over a period of approximately 30 years. If the Company’s request is not granted, the Company estimates that remaining remediation expenses could range as high as $1,000,000, which is reflected in the Company’s environmental reserve for this matter, and could be as low as $600,000. If, as expected, the abatement plan is approved as submitted, the Company anticipates that the reserve will be reduced.

      The Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank (the “Tank”) that was located in Bloomfield, New Mexico. The Company believes that all or a portion of the Tank and the 5.5 acres owned by the Company on which the Tank was located may have been a part of a refinery, owned by various other parties, that, to the Company’s knowledge, ceased operations in the early 1960s. Based upon a January 13, 2000 report filed with OCD, it appears possible that contaminated groundwater is contained within the property boundaries and does not extend offsite. The Company anticipates that OCD will not require remediation of offsite soil based upon the low contaminant levels found there. In the course of conducting cleanup activities approved by OCD, it was discovered that the extent of contamination was greater than anticipated. The Company received approval to conduct a pilot bioventing project to address remaining contamination at the site, which was completed on June 26, 2001, at a cost of approximately $15,000. Based on the results of the pilot project, the Company submitted a remediation plan to OCD that proposes the use of bioventing to address remaining contamination. The Company anticipates that it would incur approximately $150,000 in remediation expenses in connection with this plan over a period of one to two years, and the Company has created an environmental reserve in this amount. If the Company’s plan is not approved, the Company cannot reasonably estimate remaining remediation costs because, among other reasons, it does not know what remediation technology would be approved by OCD for use at the site.

      As of December 31, 2001, the Company had an environmental liability accrual of approximately $2,500,000. Approximately $1,600,000 of this accrual is for the following previously discussed projects: (i) the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of the Company’s inactive Farmington refinery; (ii) environmental obligations assumed in connection with the acquisition of the Bloomfield Refinery; and (iii) hydrocarbon contamination on and adjacent to the 5.5 acres that the Company owns in Bloomfield, New Mexico. The remaining amount of the accrual relates to the closure of certain solid waste management units at the Ciniza Refinery, which is being conducted in accordance with the refinery’s Resource Conservation and Recovery Act permit; closure of the Ciniza Refinery land treatment facility including post-closure expenses; and amounts for smaller remediation projects. The accrual balance reflects a reduction in amounts accrued for environmental obligations assumed in connection with the acquisition of the

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bloomfield Refinery and increases in reserves for other environmental projects. The environmental accrual is recorded in the current and long-term sections of the Company’s Consolidated Balance Sheets.

      On June 11, 2001, the Company filed claims against the United States Defense Energy Support Center (“DESC”) in connection with jet fuel that the Company sold to DESC from 1983 through 1994. The Company asserted that the DESC underpaid for the jet fuel in the approximate amount of $17,000,000. The Company believes that its claims are supported by recent federal court decisions, including decisions from the United States Claims Court, dealing with contract provisions similar to those contained in the contracts that are the subject of the Company’s claims. On March 12, 2002, the DESC denied the Company’s claims. The Company has 12 months to bring an action in the United States Court of Federal Claims relating to the denied claims. The DESC has indicated that it will counterclaim if the Company pursues its claims and will assert, based on its interpretation of the contract provisions, that the Company may owe additional amounts of approximately $4,900,000. The Company is evaluating its options. Due to the preliminary nature of this matter, there can be no assurance that the Company would ultimately prevail should it decide to pursue its claims nor is it possible to predict when any payment would be received if the Company were successful. Accordingly, the Company has not recorded a receivable for this claim.

      Giant Arizona leases approximately 8,176 square feet of space from a limited liability company in which the CCEO owns a 51% interest. Pursuant to a sublease between Giant Arizona and a separate limited liability company controlled by the CCEO, Giant Arizona subleases the space to such entity for use as an inn. The owner of the 49% interest in the lessor has notified Giant Arizona that the sublessee is delinquent on the payment of the rent due, and on or about December 28, 2001, such owner filed a derivative lawsuit for and on behalf of the lessor against Giant Arizona to collect all amounts owing under the lease. The suit is for the recovery of rents past due and owing in excess of $156,990 from August 1, 2000 through date of the complaint. Pursuant to a letter dated January 16, 2002, Giant Arizona made a formal demand on the sublessee for the sublessee to pay all of the past due amounts. In addition, Giant Arizona has filed a motion to dismiss the lawsuit for failure to comply with the express provisions of the Arizona derivative action statute or, alternatively, to compel binding arbitration pursuant to the terms of the lease.

Note 17 — Quarterly Financial Information (Unaudited):

	Year Ended December 31, 2001

	Quarter

	First	Second	Third	Fourth

	(In thousands, except per share data)
Net revenues	$251,212	$281,158	$241,228	$195,081
Cost of products sold	200,502	209,917	181,834	146,261
Gross margin	50,710	71,241	59,394	48,820
Operating expenses	28,848	28,736	27,957	28,719
Depreciation and amortization	8,113	8,139	8,608	9,015
Selling, general and administrative expenses	6,583	8,755	7,659	4,867
Loss on the disposal/write-down of assets	139	343	1,301	4,429
Allowance for related party note and interest receivable	—	—	—	5,409
Net earnings (loss)	950	11,953	5,135	(5,657)
Net earnings (loss) per common share — basic	$0.11	$1.33	$0.57	$(0.66)
Net earnings (loss) per common share — assuming dilution	$0.11	$1.33	$0.57	$(0.66)

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2000

	Quarter

	First	Second	Third	Fourth

	(In thousands, except per share data)
Net revenues	$225,134	$266,066	$301,213	$281,949
Cost of products sold	178,017	210,630	240,873	229,481
Gross margin	47,117	55,436	60,340	52,468
Operating expenses	29,430	29,375	30,429	33,416
Depreciation and amortization	8,305	8,370	8,650	8,254
Selling, general and administrative expenses	6,402	6,396	7,202	5,373
Net earnings (loss)	(1,632)	3,281	5,015	625
Net earnings (loss) per common share — basic	$(0.17)	$0.36	$0.55	$0.07
Net earnings (loss) per common share — assuming dilution	$(0.17)	$0.36	$0.55	$0.07

      In the fourth quarter of 2001, the Company recorded a loss on the disposal/ write-down of certain refining and retail assets due to obsolescence and replacement, recorded the write-down of various service station/convenience stores due to impairment, and recorded an allowance for a related party note and interest receivable.

Note 18 — Subsequent Event:

      On February 8, 2002, the Company entered into an agreement with BP Corporation North America Inc. and BP Products North America Inc. (collectively “BP”) to purchase a refinery in Yorktown, Virginia (the “Yorktown Refinery”). The refinery is located in Yorktown, Virginia, on the York River. It has a crude oil processing capacity of 61,900 barrels per day. Gasoline comprises approximately 50% of the refinery’s current product slate, which also encompasses a wide range of other products including diesel fuel, heating oil and coke. The refinery is the only refinery in Virginia and, due to its coastal location, is able to purchase crude oil produced around the world and to deliver refined petroleum products to New York Harbor as well as to the area around the refinery.

      The Yorktown Refinery will be acquired for $127,500,000, plus the value of inventory at closing, which the Company currently projects will have a value of approximately $42,000,000. The agreement also provides for conditional potential monthly payments, in an amount not to exceed a combined total of $25,000,000, if certain refining margin spreads over a specified index are reached. The payments begin in the year 2003 and conclude at the end of 2005. The Company made a deposit of $10,000,000 to BP when the refinery purchase agreement was executed, which is only refundable under limited circumstances. In addition to the purchase price, the Company anticipates that it will incur direct costs in connection with the refinery acquisition of approximately $800,000, excluding financing costs.

      The Company will assume certain liabilities and obligations, including certain environmental obligations, in connection with its purchase of the Yorktown Refinery, but will be provided with specified levels of indemnification for certain matters.

      The Company expects the refinery purchase to close during the second quarter of 2002. The closing is contingent on satisfaction of all contract conditions, including the nonexercise of a right of first refusal held by an adjacent property owner and the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvement Act (“HSR”) and any extension of this waiting period by the federal government. The purchase agreement can be terminated by the Company or BP if the closing does not occur on or prior to May 31, 2002, although Buyer may not terminate the agreement until September 30, 2002 if the only condition to closing that has not occurred is termination or expiration of the HSR waiting period. By

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

letter dated February 2002, the Federal Trade Commission notified the Company that the HSR waiting period had been terminated.

      The Company intends to finance the acquisition of the refinery with a combination of committed financing and cash on hand. The debt financing is anticipated to consist of borrowing under: (i) the Company’s Credit Agreement, which will be amended and restated to, among other things, increase the Company’s maximum available borrowing under the facility and extend the facility’s term by an additional year; (ii) a capital lease facility; (iii) a mortgage financing facility; and (iv) potentially additional public debt. The Company anticipates that financing costs associated with the Yorktown Refinery acquisition, including the possible refinancing of the Company’s 9 3/4% Notes, will be approximately $13,500,000 to $15,000,000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

      Certain information required by Part III is omitted from this Report by virtue of the fact that the Registrant will file with the Securities and Exchange Commission a definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held May 9, 2002 pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information to be included therein is incorporated herein by reference. The Company expects to disseminate the Proxy Statement to stockholders on or about April 5, 2002.

Item 10.     Directors and Executive Officers of the Registrant

      The information concerning the Company’s directors required by this Item is incorporated by reference to the information contained in the Proxy Statement under the caption “Election of Directors.”

      The information concerning the Company’s executive officers required by this Item is incorporated by reference to the section in Part I hereof entitled “Executive Officers of the Registrant,” following Item 4.

      The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the information contained in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.     Executive Compensation

      The information required by this Item is incorporated by reference to the information contained in the Proxy Statement under the captions “Election of Directors,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference to the information contained in the Proxy Statement under the captions “Election of Directors,” “Security Ownership of Management” and “Shares Owned by Certain Shareholders.”

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to the information contained in the Proxy Statement under the captions “Compensation Committee Interlocks and Insider Participation,” “Certain Transactions” and “Indebtedness of Management.”

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) (1) The following financial statements are included in Item 8:

           (i)  Independent Auditors’ Report

           (ii) Consolidated Balance Sheets — December 31, 2001 and 2000

(iii)	Consolidated Statements of Earnings — Years ended December 31, 2001, 2000 and 1999

(iv)	Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2001, 2000 and 1999

(v)	Consolidated Statements of Cash Flows — Years ended December 31, 2001, 2000 and 1999

           (vi) Notes to Consolidated Financial Statements

      (2) Financial Statement Schedule. The following financial statement schedule of Giant Industries, Inc. for the years ended December 31, 2001, 2000 and 1999 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Giant Industries, Inc.

Independent Auditors’ Report on Schedule	72
Schedule II — Valuation and Qualifying Accounts	73

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

      Contracts with management and any compensatory plans or arrangements relating to management are as follows:

Exhibit No.	Description

10.2	Giant Industries, Inc. 1998 Stock Incentive Plan. Incorporated by reference to Appendix H to the Joint Proxy Statement/ Prospectus included in the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed May 4, 1998, File No. 333-51785.
10.3	1989 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10398.
10.4	Amendment No. 1 dated August 14, 1996, to 1989 Stock Incentive Plan. Incorporated by reference to Exhibit 10 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-10398.
10.5	ESOP Substitute Excess Deferred Compensation Benefit Plan. Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10398.
10.32	Employment Agreement dated as of December 11, 1997, between James E. Acridge and the Company. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.
10.33	Employment Agreement dated as of December 11, 1997, between Fredric L. Holliger and the Company. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.
10.34	Employment Agreement dated as of December 11, 1997, between Morgan Gust and the Company. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

      (b)     Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended December 31, 2001. On February 12, 2002, the Company filed a Form 8-K dated February 8, 2002, relating to an Asset Purchase Agreement between the Company and BP Corporation North America Inc. and BP Products North America Inc. (collectively, “BP”) pursuant to which the Company will purchase BP’s Yorktown, Virginia refinery and related assets.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIANT INDUSTRIES, INC.

By:	/s/ FREDRIC L. HOLLIGER

Fredric L. Holliger
Chairman of the Board
and Chief Executive Officer

March 29, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ FREDRIC L. HOLLIGER Fredric L. Holliger	Chairman of the Board, Chief Executive Officer and Director	March 29, 2002

/s/ MARK B. COX Mark B. Cox	Vice President, Treasurer, Chief Financial Officer and Assistant Secretary	March 29, 2002

/s/ GARY R. DALKE Gary R. Dalke	Vice President, Controller, Chief Accounting Officer and Assistant Secretary	March 29, 2002

/s/ ANTHONY J. BERNITSKY Anthony J. Bernitsky	Director	March 29, 2002

/s/ RICHARD T. KALEN, JR. Richard T. Kalen, Jr.	Director	March 29, 2002

/s/ GEORGE M. RAPPORT George M. Rapport	Director	March 29, 2002

James E. Acridge	Director	March 29, 2002

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Giant Industries, Inc.
Scottsdale, Arizona

      We have audited the consolidated financial statements of Giant Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 29, 2002; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 29, 2002

SCHEDULE II

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts
Three Years Ended December 31, 2001

Trade Receivables:

	Balance at	Charged
	beginning	to costs		Balance at
	of period	and expenses	Deduction(a)	end of period

	(In thousands)
Year ended December 31, 2001:
Allowance for doubtful accounts	$356	$602	$(418)	$540

Year ended December 31, 2000:
Allowance for doubtful accounts	$591	$244	$(479)	$356

Year ended December 31, 1999:
Allowance for doubtful accounts	$460	$501	$(370)	$591

(a)	Deductions are specific trade accounts determined to be uncollectible.

Related Party Note and Interest Receivable:

	Balance at	Charged
	beginning	to costs		Balance at
	of period	and expenses	Deduction	end of period

Year ended December 31, 2001:
Allowance for doubtful accounts	$0	$5,409	$0	$5,409

GIANT INDUSTRIES, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2001

INDEX TO EXHIBITS

Definitions:

      Form S-1 — Refers to the Form S-1 Registration Statement under the Securities Act of 1933 as filed October 16, 1989, File No. 33-31584.

      Amendment No. 3 — Refers to the Amendment No. 3 to Form S-1 Registration Statement under the Securities Act of 1933 as filed December 12, 1989, File No. 33-31584.

      Form S-3 — Refers to the Form S-3 Registration Statement under the Securities Act of 1933 as filed September 22, 1993, File No. 33-69252.

Exhibit
No.	Description

2.1	Definitive Agreement dated April 18, 1997, by and between Giant Four Corners, Inc., as “Buyer”, and Thriftway Marketing Corp. and Clayton Investment Company, collectively, as “Seller”. Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K for the period May 28, 1997, File No. 1-10398.
2.2	Stock Purchase Agreement dated April 30, 1997, by and among Phoenix Fuel Co., Inc., (the “Company”), J.W. Wilhoit, as Trustee of the Wilhoit Trust Agreement Dated 12/26/74, Katherine C. Lahowetz, as Trustee of the Theresa Ann Wilhoit Grantor Retained Annuity Trust Dated 4/4/97, Katherine C. Lahowetz, and Katherine C. Lahowetz, as Custodian for the Benefit of Emily Lahowetz, a minor (collectively, the “Shareholders”) and Giant Industries Arizona, Inc., (the “Purchaser”). Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K for the period June 3, 1997, File No. 1-10398.
2.3*	Asset Purchase Agreement dated February 8, 2002, by and among, BP Corporation North America Inc., BP Products North America Inc., and Giant Industries, Inc.
3.1	Restated Certificate of Incorporation of Giant Industries, Inc., a Delaware corporation. Incorporated by reference to Exhibit 3.1 to Amendment No. 3.
3.2	Bylaws of Giant Industries, Inc., a Delaware corporation, as amended September 9, 1999. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.
3.3	Articles of Incorporation of Giant Industries Arizona, Inc., an Arizona corporation (“Giant Arizona”) formerly Giant Acquisition Corp. Incorporated by reference to Exhibit 2.1, Annex V to Form S-1.
3.4	Bylaws of Giant Arizona. Incorporated by reference to Exhibit 2.1, Annex VI to Form S-1.
3.5	Articles of Incorporation of Ciniza Production Company. Incorporated by reference to Exhibit 3.7 to Form S-3.
3.6	Bylaws of Ciniza Production Company. Incorporated by reference to Exhibit 3.8 to Form S-3.
3.7	Articles of Incorporation of Giant Stop-N-Go of New Mexico, Inc. Incorporated by reference to Exhibit 3.9 to Form S-3.
3.8	Bylaws of Giant Stop-N-Go of New Mexico, Inc. Incorporated by reference to Exhibit 3.10 to Form S-3.
3.9	Articles of Incorporation of Giant Four Corners, Inc. Incorporated by reference to Exhibit 3.11 to Form S-3.
3.10	Bylaws of Giant Four Corners, Inc. Incorporated by reference to Exhibit 3.12 to Form S-3.
3.11	Articles of Incorporation of Giant Mid-Continent, Inc. Incorporated by reference to Exhibit 3.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-10398.

Exhibit
No.	Description

3.12	Bylaws of Giant Mid-Continent, Inc. Incorporated by reference to Exhibit 3.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-10398.
3.13	Articles of Incorporation of San Juan Refining Company. Incorporated by reference to Exhibit 3.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-10398.
3.14	Bylaws of San Juan Refining Company. Incorporated by reference to Exhibit 3.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-10398.
3.15	Articles of Incorporation of Phoenix Fuel Co., Inc. Incorporated by reference to Exhibit 3.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.
3.16	Amended Bylaws of Phoenix Fuel Co., Inc. Incorporated by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.
3.17	Articles of Incorporation of DeGuelle Oil Company. Incorporated by reference to Exhibit 3.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.
3.18	Bylaws of DeGuelle Oil Company. Incorporated by reference to Exhibit 3.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.
3.19	Articles of Incorporation of Giant Pipeline Company. Incorporated by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.
3.20	Bylaws of Giant Pipeline Company. Incorporated by reference to Exhibit 3.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.
3.21*	Certificate of Incorporation of Giant Yorktown, Inc.
3.22*	Bylaws of Giant Yorktown, Inc.
4.1	Indenture dated as of November 29, 1993 among the Company, as Issuer, the Subsidiary Guarantors, as guarantors, and NBD Bank, National Association, as Trustee, relating to $100,000,000 of 9 3/4% Senior Subordinated Notes due 2003. Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K dated November 29, 1993, File No. 1-10398.
4.2	Indenture dated as of August 26, 1997, among the Company, as Issuer, the Subsidiary Guarantors, as guarantors, and The Bank of New York, as Trustee, relating to $150,000,000 of 9% Senior Subordinated Notes due 2007. Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed October 9, 1997, File No. 333-37561.
10.1*	Amended and Restated Credit Agreement dated December 19, 2001, among Giant Industries, Inc., the Financial Institutions parties hereto, and Bank of America, N.A. as Administrative Agent and as Letter of Credit Issuing Bank.
10.2	Giant Industries, Inc. 1998 Stock Incentive Plan. Incorporated by reference to Appendix H to the Joint Proxy Statement/ Prospectus included in the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed May 4, 1998, File No. 333-51785.
10.3	1989 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10398.
10.4	Amendment No. 1 dated August 14, 1996, to 1989 Stock Incentive Plan. Incorporated by reference to Exhibit 10 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-10398.
10.5	ESOP Substitute Excess Deferred Compensation Benefit Plan. Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10398.

Exhibit
No.	Description

10.6	Retail Lease dated July 1, 1998, between Pinnacle Citadel LLC (“Landlord”) and Giant Industries Arizona, Inc. (“Tenant”). Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.
10.7	Sublease dated September 1, 2000, between Prime Pinnacle Peak Properties, Inc., (“Sublessee”) and Giant Industries Arizona, Inc., (“Sublessor”). Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-10398.
10.8	Retail Lease dated July 1, 1998, between Pinnacle Citadel LLC (“Landlord”) and Giant Industries Arizona, Inc. (“Tenant”). Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.
10.9	Retail Sublease dated July 1, 1998 between Giant Industries Arizona, Inc. (“Lessor”) and Pinnacle Inn at the Citadel LLC (“Tenant”). Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.
10.10	Aircraft Lease Purchase Agreement dated as of June 21, 1991, between Metlife Capital Corporation and the Company. Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended June 30, 1991, File No. 1-10398.
10.11	Agreement dated September 17, 1998, between James E. Acridge (“Borrower”) and Giant Industries, Inc. (“Lender”). Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.
10.12	Modification Agreement dated December 23, 1998, to Agreement dated September 17, 1998, between James E. Acridge (“Borrower”) and Giant Industries, Inc. (“Lender”). Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.
10.13	Amended and Restated Loan Agreement dated March 20, 2000, between James E. Acridge (“Borrower”) and Giant Industries, Inc. (“Lender”). Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.
10.14	Loan Modification Agreement dated February 28, 2001, by and among James E. Acridge (“Borrower”), Giant Industries, Inc., and Pinnacle Rodeo, L.L.C. Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-10398.
10.15	First Amendment to Amended and Restated Promissory Note and Loan Modification Agreement dated March 28, 2001, by James E. Acridge and Giant Industries, Inc. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-10398.
10.16	Promissory Note for $4,000,000 dated September 17, 1998, from James E. Acridge to Giant Industries, Inc. Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.
10.17	Amended and Restated Promissory Note for $5,000,000 dated December 23, 1998, from James E. Acridge to Giant Industries, Inc. Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.
10.18	Amended and Restated Promissory Note for $5,000,000 dated March 10, 2000, from James E. Acridge to Giant Industries, Inc. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.
10.19	Modification Agreement dated February 28, 2001, between James E. Acridge (“Borrower”) and Giant Industries, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-10398.
10.20	Amended and Restated Promissory Note dated February 28, 2001. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-10398.

Exhibit
No.	Description

10.21*	Fourth Amended and Restated Promissory Note dated March 28, 2001, from James E. Acridge to Giant Industries, Inc.
10.22	Pledge and Security Agreement dated March 10, 2000 from James E. Acridge and Pinnacle Rodeo, L.L.C., to Giant Industries, Inc. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.
10.23	First Amendment dated March 9, 2001, to Pledge and Security Agreement dated March 10, 2000, from James E. Acridge and Pinnacle Rodeo, L.L.C., to Giant Industries, Inc. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-10398.
10.24	Pledge and Security Agreement dated March 28, 2001, by James E. Acridge in favor of Giant Industries, Inc. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-10398.
10.25	Purchase Agreement dated January 26, 2001 between James E. Acridge, Trustee, for and on behalf of the Acridge Family Trust (“Seller”), and Giant Industries, Inc. (“Buyer”). Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-10398.
10.26	Deed of Trust dated January 26, 2001 by and among James E. Acridge, Trustee, for and on behalf of the Acridge Family Trust (“Trustor”), Giant Industries, Inc. (“Beneficiary”), and First American Title Insurance Company (“Trustee”). Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-10398.
10.27	First Amendment dated February 12, 2001 to Purchase Agreement dated January 26, 2001, between James E. Acridge, Trustee, for and on behalf of the Acridge Family Trust, and Giant Industries, Inc. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-10398.
10.28	Second Amendment dated March 1, 2001, to Purchase Agreement dated January 26, 2001, between James E. Acridge, Trustee, for and on behalf of the Acridge Family Trust, and Giant Industries, Inc. Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-10398.
10.29	Third Amendment dated March 9, 2001, to Purchase Agreement dated January 26, 2001, between James E. Acridge, Trustee, for and on behalf of the Acridge Family Trust, and Giant Industries, Inc. Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-10398.
10.30	Rights Purchase Agreement dated September 20, 2001, by and between Giant Industries Arizona, Inc. and James E. Acridge, Trustee for and on behalf of the Acridge Family Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-10398.
10.31	Other Arrangements. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-10398.
10.32	Employment Agreement dated as of December 11, 1997, between James E. Acridge and the Company. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.
10.33	Employment Agreement dated as of December 11, 1997, between Fredric L. Holliger and the Company. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.
10.34	Employment Agreement dated as of December 11, 1997, between Morgan Gust and the Company. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.
10.35	Consulting Agreement dated January 1, 1990, between the Company and Kalen and Associates. Incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.

Exhibit
No.	Description

18.1	Letter regarding change in accounting principles. Incorporated by reference to Exhibit 18.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Deloitte & Touche LLP to incorporate report in previously filed Registration Statements.

*	Filed herewith.