Form 10-Q
period 2002-03-31
GIANT INDUSTRIES INC
filed 2002-05-14
CIK 856465

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

                              Yes [X]    No [ ]

Number of Common Shares outstanding at April 30, 2002: 8,571,779 shares.

                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                     INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets March 31, 2002 (Unaudited) and December 31, 2001

          Condensed Consolidated Statements of Earnings for the Three Months Ended March 31, 2002 and 2001 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Three
Months Ended March 31, 2002 and 2001 (Unaudited)

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

SIGNATURE

                                  PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)

                                                                MARCH 31,    DECEMBER 31,
-----------------------------------------------------------------------------------------
                                                                  2002          2001
-----------------------------------------------------------------------------------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                      $   9,730     $  26,326
  Receivables, net                                                  51,539        43,530
  Inventories                                                       62,494        58,729
  Prepaid expenses and other                                         2,955         3,661
  Deferred income taxes                                              3,735         3,735
-----------------------------------------------------------------------------------------
    Total current assets                                           130,453       135,981
-----------------------------------------------------------------------------------------
Property, plant and equipment                                      527,001       525,345
  Less accumulated depreciation and amortization                  (209,602)     (201,823)
-----------------------------------------------------------------------------------------
                                                                   317,399       323,522
-----------------------------------------------------------------------------------------
Goodwill, net                                                       19,815        19,815
Other assets                                                        38,900        27,856
-----------------------------------------------------------------------------------------
                                                                 $ 506,567     $ 507,174
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                              $      41     $      45
  Accounts payable                                                  47,181        42,255
  Accrued expenses                                                  31,006        36,537
-----------------------------------------------------------------------------------------
    Total current liabilities                                       78,228        78,837
-----------------------------------------------------------------------------------------
Long-term debt, net of current portion                             256,741       256,749
Deferred income taxes                                               32,816        32,772
Other liabilities                                                    2,249         2,406
Commitments and contingencies (Notes 6 and 7)
Stockholders' equity:
  Preferred stock, par value $.01 per share, 10,000,000
    shares authorized, none issued
  Common stock, par value $.01 per share, 50,000,000
    shares authorized, 12,305,859 shares issued                        123           123
  Additional paid-in capital                                        73,589        73,589
  Retained earnings                                                 99,275        99,152
-----------------------------------------------------------------------------------------
                                                                   172,987       172,864
  Less common stock in treasury - at cost, 3,751,980 shares        (36,454)      (36,454)
-----------------------------------------------------------------------------------------
    Total stockholders' equity                                     136,533       136,410
-----------------------------------------------------------------------------------------
                                                                 $ 506,567     $ 507,174
=========================================================================================

See accompanying notes to condensed consolidated financial statements.

                 GIANT INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
 (UNAUDITED)
                  (IN THOUSANDS EXCEPT PER SHARE DATA)

                                             THREE MONTHS ENDED MARCH 31,
-------------------------------------------------------------------------
                                                  2002            2001
-------------------------------------------------------------------------
Net revenues                                   $ 188,396       $ 251,212
Cost of products sold                            141,839         200,502
-------------------------------------------------------------------------
Gross margin                                      46,557          50,710

Operating expenses                                26,411          28,848
Depreciation and amortization                      8,771           8,113
Selling, general and administrative expenses       5,197           6,583
Loss on disposal/write-down of assets                 30             139
-------------------------------------------------------------------------
Operating income                                   6,148           7,027

Interest expense, net                              5,939           5,480
-------------------------------------------------------------------------
Earnings before income taxes                         209           1,547

Provision for income taxes                            86             597
-------------------------------------------------------------------------
Net earnings                                   $     123       $     950
=========================================================================

Net earnings per common share:
  Basic                                        $    0.01       $    0.11
=========================================================================
  Assuming dilution                            $    0.01       $    0.11
=========================================================================

See accompanying notes to condensed consolidated financial statements.

                      GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
-----------------------------------------------------------------------------------------
                                                                      2002        2001
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                      $    123    $    950
  Adjustments to reconcile net earnings to net
    cash (used) provided by operating activities:
      Depreciation and amortization                                    8,771       8,113
      Deferred income taxes                                               44         318
      Loss on the disposal/write-down of assets                           30         139
      Other                                                              235         275
      Changes in operating assets and liabilities:
        (Increase) decrease in receivables                            (8,009)     15,181
        Increase in inventories                                       (3,759)     (8,277)
        Decrease in prepaid expenses and other                           706         757
        Increase (decrease) in accounts payable                        4,926      (6,571)
        Decrease in accrued expenses                                  (5,629)     (3,108)
-----------------------------------------------------------------------------------------
Net cash (used) provided by operating activities                      (2,562)      7,777
-----------------------------------------------------------------------------------------
Cash flows from investing activities:
  Yorktown refinery acquisition deposit and costs                    (10,158)          -
  Purchases of property, plant and equipment                          (2,332)     (2,222)
  Refinery acquisition contingent payment                                  -      (5,139)
  Purchase of other assets                                                 -      (5,014)
  Proceeds from sale of property, plant and equipment                     32         201
-----------------------------------------------------------------------------------------
Net cash used by investing activities                                (12,458)    (12,174)
-----------------------------------------------------------------------------------------
Cash flows from financing activities:
  Payments of long-term debt                                             (12)        (11)
  Deferred financing costs                                            (1,564)          -
-----------------------------------------------------------------------------------------
Net cash used by financing activities                                 (1,576)        (11)
-----------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                            (16,596)     (4,408)
Cash and cash equivalents:
  Beginning of period                                                 26,326      26,618
-----------------------------------------------------------------------------------------
  End of period                                                     $  9,730    $ 22,210
=========================================================================================

See accompanying notes to condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

     Giant Industries, Inc., a Delaware corporation (together with its subsidiaries, "Giant" or the "Company"), through its wholly-owned subsidiary Giant Industries Arizona, Inc. and its subsidiaries ("Giant Arizona"), is engaged in the refining and marketing of petroleum products in New Mexico, Arizona and Colorado, with a concentration in the Four Corners area where these states adjoin. In addition, Phoenix Fuel Co., Inc. ("Phoenix Fuel"), a wholly-owned subsidiary of Giant Arizona, operates a wholesale petroleum products distribution operation.
(See Note 2 for a further discussion of Company operations and Note 8 for a discussion of the pending Yorktown refinery acquisition.)

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, hereafter referred to as generally accepted accounting principles, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Effective for 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, among other things, specifies that goodwill and certain intangible assets with indefinite lives no longer be amortized, but instead be subject to periodic impairment testing. At March 31, 2002, the Company determined that there was no impairment to its indefinite lived intangible assets. These indefinite lived intangible assets will continue to be evaluated for impairment as required by SFAS No. 142. As required by SFAS No. 142, the transitional impairment test for goodwill will be completed during the second quarter of 2002. At March 31, 2002 and December 31, 2001, the Company had goodwill of $19,815,000, of which $14,722,000 related to the acquisition of Phoenix Fuel and $4,891,000 related to various retail acquisitions.

     Intangible assets with finite lives will continue to be amortized over their respective useful lives and will be tested for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," more fully discussed below.

     A summary of intangible assets at March 31, 2002 is presented below:

                                   Gross                      Net
                                  Carrying   Accumulated    Carrying
(In thousands)                     Value     Amortization    Value
                                  --------   ------------   --------
Amortized intangible assets:
    Rights-of-way                  $ 3,585      $ 2,254      $ 1,331
    Contracts                        3,971        3,387          584
                                   -------      -------      -------
                                     7,556        5,641        1,915
                                   -------      -------      -------
Unamortized intangible assets:
    Liquor licenses                  7,303            -        7,303
                                   -------      -------      -------
Total intangible assets:           $14,859      $ 5,641      $ 9,218
                                   =======      =======      =======

     Intangible asset amortization expense for the three months ended March 31, 2002 was $ 73,000. Estimated amortization expense for the five succeeding fiscal years is as follows:

                (In thousands)
                ----------------------------
                2002                   $ 291
                2003                     291
                2004                     291
                2005                     291
                2006                     288

     The following sets forth a reconciliation of net income and earnings per share information for the three months ended March 31, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142.

                                                     FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                     --------------------
                                                       2002        2001
                                                     --------    --------
Reported net earnings                                $    123    $    950
Add:  Goodwill amortization, net of tax effect              -         160
                                                     --------    --------
Adjusted net earnings                                $    123    $  1,110
                                                     ========    ========
Basic earnings per share:
  Reported net earnings                              $   0.01    $   0.11
  Adjusted net earnings                              $   0.01    $   0.12

Diluted earnings per share:
  Reported net earnings                              $   0.01    $   0.11
  Adjusted net earnings                              $   0.01    $   0.12

     Effective for 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement defines an impairment as "the condition that exists when the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value." The Statement provides for a single accounting model for the disposal of long-lived assets, whether previously held or newly acquired. This Statement applies to recognized long-lived assets of an entity to be held and used or to be disposed of, and applies to the entire group when a long-lived asset is a part of the group. A group is defined as the lowest level of operations with identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. The Statement identifies the circumstances that apply when testing for recoverability, as well as other potential adjustments or revisions relating to recoverability. Specific guidance is provided for recognition and measurement and reporting and disclosure for long-lived assets held and used, disposed of other than by sale, and disposed of by sale. The adoption of this new standard had no initial effect on the Company's financial position and results of operations.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel.

     SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Disclosure requirements include descriptions of asset retirement obligations and reconciliation of changes in the components of those obligations. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not determined, but is in the process of evaluating, the effect SFAS No. 143 will have relative to its refining and marketing assets.

     Certain reclassifications have been made to the 2001 financial statements and notes to conform to the statement classifications used in 2002.

NOTE 2 - BUSINESS SEGMENTS:

     The Company is organized into three operating segments based on manufacturing and marketing criteria. These segments are the Refining Group, the Retail Group and Phoenix Fuel. A description of each segment and its principal products follows:

     - Refining Group: The Refining Group owns and operates the Company's two refineries, its crude oil gathering pipeline system, two finished products distribution terminals, and a fleet of crude oil and finished product truck transports. The Company's two refineries manufacture various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks and blending components. In addition, finished products are acquired through exchange agreements, from third party suppliers and from Phoenix Fuel. These products are sold through Company-operated retail facilities, independent wholesalers and retailers, industrial/commercial accounts, and sales and exchanges with major oil companies. Crude oil, other feedstocks and blending components are purchased from third party suppliers.

     - Retail Group: The Retail Group consists of service stations with convenience stores or kiosks and one travel center. These operations sell various grades of gasoline, diesel fuel, general merchandise and food products to the general public through retail locations. The Refining Group or Phoenix Fuel supplies the petroleum fuels sold by the Retail Group. General merchandise and food products are obtained from third party suppliers.

     - Phoenix Fuel: Phoenix Fuel is a wholesale petroleum products distribution operation, which includes several lubricant and bulk petroleum distribution plants, an unmanned fleet fueling ("cardlock") operation, a bulk lubricant terminal facility, and a fleet of finished product and lubricant delivery trucks. The petroleum fuels and lubricants sold are primarily obtained from third party suppliers and to a lesser extent from the Refining Group.

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

     Disclosures regarding the Company's reportable segments with reconciliation to consolidated totals are presented below.

                                       As of and for the Three Months Ended March 31, 2002 (In thousands)
                                       -----------------------------------------------------------------
                                       Refining   Retail   Phoenix            Reconciling
                                         Group    Group      Fuel     Other      Items     Consolidated
                                       --------  --------  --------  -------  -----------  ------------
Customer net revenues:
  Finished products                    $ 46,810  $ 39,419  $ 56,782  $     -   $      -      $143,011
  Merchandise and lubricants                  -    32,837     5,968        -          -        38,805
  Other                                   1,843     3,959       728       50          -         6,580
                                       --------  --------  --------  -------   --------      --------
    Total                                48,653    76,215    63,478       50          -       188,396
                                       --------  --------  --------  -------   --------      --------
Intersegment net revenues:
  Finished products                      29,592         -    12,306        -    (41,898)            -
  Other                                   4,473         -         -        -     (4,473)            -
                                       --------  --------  --------  -------   --------      --------
    Total                                34,065         -    12,306        -    (46,371)            -
                                       --------  --------  --------  -------   --------      --------
    Total net revenues                 $ 82,718  $ 76,215  $ 75,784  $    50   $(46,371)     $188,396
                                       ========  ========  ========  =======   ========      ========
Operating income (loss)                $  9,059  $   (672) $  1,473  $(3,682)  $    (30)     $  6,148
Interest expense                                                                               (6,003)
Interest income                                                                                    64
                                                                                             --------
Earnings before income taxes                                                                 $    209
                                                                                             ========
Depreciation and amortization          $  4,549  $  3,200  $    538  $   484   $      -      $  8,771
Total assets                           $235,682  $155,653  $ 65,230  $50,002   $      -      $506,567
Capital expenditures                   $    890  $    308  $    216  $   918   $      -      $  2,332


                                       For the Three Months Ended March 31, 2001          (In thousands)
                                       -----------------------------------------------------------------
                                       Refining   Retail   Phoenix            Reconciling
                                         Group    Group      Fuel     Other      Items     Consolidated
                                       --------  --------  --------  -------  -----------  ------------
Customer net revenues:
  Finished products                    $ 66,049  $ 56,621  $ 82,189  $     -   $      -      $204,859
  Merchandise and lubricants                  -    32,826     5,658        -          -        38,484
  Other                                   2,953     4,096       748       72          -         7,869
                                       --------  --------  --------  -------   --------      --------
    Total                                69,002    93,543    88,595       72          -       251,212
                                       --------  --------  --------  -------   --------      --------
Intersegment net revenues:
  Finished products                      38,527         -    21,013        -    (59,540)            -
  Other                                   3,661         -         -        -     (3,661)            -
                                       --------  --------  --------  -------   --------      --------
    Total                                42,188         -    21,013        -    (63,201)            -
                                       --------  --------  --------  -------   --------      --------
    Total net revenues                 $111,190  $ 93,543  $109,608  $    72   $(63,201)     $251,212
                                       ========  ========  ========  =======   ========      ========
Operating income (loss)                $ 11,085  $   (362) $  1,468  $(5,025)      (139)     $  7,027
Interest expense                                                                               (6,043)
Interest income                                                                                   563
                                                                                             --------
Earnings before income taxes                                                                 $  1,547
                                                                                             ========
Depreciation and amortization          $  3,949  $  2,986  $    660  $   518   $      -      $  8,113
Capital expenditures                   $  1,396  $    420  $    299  $   107   $      -      $  2,222

NOTE 3 - EARNINGS PER SHARE:

     The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net earnings:

                                                Three Months Ended March 31,
                             -------------------------------------------------------------------
                                           2002                               2001
                             --------------------------------   --------------------------------
                                                        Per                                Per
                              Earnings      Shares     Share      Earnings     Shares     Share
                             (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount
                             ----------- ------------- ------   ----------- ------------- ------
Earnings per common
  share - basic:

  Net earnings                 $123,000   8,553,879    $0.01     $950,000      8,948,008   $0.11

  Effect of dilutive
    stock options                            17,843                                5,727
                               -------    ---------    -----     --------      ---------   -----
Earnings per common
  share - assuming dilution:

  Net earnings                 $123,000   8,571,722    $0.01     $950,000      8,953,735   $0.11
                               ========   =========    =====     ========      =========   =====

     At March 31, 2002, there were 8,553,879 shares of the Company's common stock outstanding. Except as set forth below, there were no transactions subsequent to March 31, 2002, that if the transactions had occurred before March 31, 2002, would materially change the number of common shares or potential common shares outstanding as of March 31, 2002.

     On April 29, 2002, 17,900 stock options granted May 1, 1992, were exercised. These stock options were scheduled to expire on April 30, 2002.

NOTE 4 - INVENTORIES:

                                                       MARCH 31,    DECEMBER 31,
--------------------------------------------------------------------------------
(IN THOUSANDS)                                           2002           2001
--------------------------------------------------------------------------------
First-in, first-out ("FIFO") method:
  Crude oil                                             $ 12,824        $ 12,835
  Refined products                                        25,756          21,982
  Refinery and shop supplies                               8,437           8,111
  Merchandise                                              3,667           3,928
Retail method:
  Merchandise                                              8,968           9,179
--------------------------------------------------------------------------------
    Subtotal                                              59,652          56,035
Adjustment for last-in, first-out ("LIFO") method          2,842           5,996
Allowance for lower of cost or market                          -          (3,302)
--------------------------------------------------------------------------------
    Total                                               $ 62,494        $ 58,729
================================================================================

     The portion of inventories valued on a LIFO basis totaled $34,339,000 and $30,872,000 at March 31, 2002 and December 31, 2001, respectively. The following data will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at March 31, 2002 and 2001, net earnings and diluted earnings per share for the three months ended March 31, 2002 and 2001, would have been lower by $89,000 and $0.01, and $1,801,000 and $0.20, respectively.

     For interim reporting purposes, inventory increments expected to be liquidated by year-end are valued at the most recent acquisition costs, and inventory liquidations that are expected to be reinstated by year end are ignored for LIFO inventory valuation calculations. The LIFO effects of inventory increments not expected to be liquidated by year-end, and the LIFO effects of inventory liquidations not expected to be reinstated by year-end, are recorded in the period such increments and liquidations occur.

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

     The Company recently completed solicitation of consents from the holders of its 9% Notes to amend the 9% Notes indenture to permit the Company to refinance the 9 3/4% Notes prior to their maturity. The Company is in the process of offering for sale $200,000,000 of 11% senior subordinated notes due 2012 in a private placement transaction. See Note 8 for a more detailed discussion of these notes. The net proceeds of the offering will be used to redeem all $100,000,000 principal amount of the 9 3/4% Notes and partially fund the Company's pending acquisition of the Yorktown refinery and related transaction fees and expenses.

     The Company has a $65,000,000 secured Credit Agreement (the "Credit Agreement") with a group of banks that expires November 14, 2003. This Credit Agreement, a revolving loan agreement, is primarily a working capital and letter of credit facility and is secured by eligible accounts receivable and inventories as defined in the Credit Agreement. The Credit Agreement also allows the Company to borrow up to $10,000,000 for other acquisitions as defined in the Credit Agreement. The availability of funds under this facility is the lesser of (i) $65,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At March 31, 2002, the availability of funds under the Credit Agreement was $65,000,000. There were no direct borrowings outstanding under this facility at March 31, 2002, and there were approximately $3,286,000 of irrevocable letters of credit outstanding, primarily to insurance companies and regulatory agencies.

     The interest rate applicable to the Credit Agreement is tied to various short-term indices. At March 31, 2002, this rate was approximately 4% per annum. The Company is required to pay a quarterly commitment fee ranging from 0.325% to 0.500% per annum of the unused amount of the facility. The exact rate depends on meeting certain conditions in the Credit Agreement.

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

     In connection with the acquisition of the Yorktown refinery, the Company expects to replace the Credit Agreement with a new $100,000,000 senior secured revolving credit facility and borrow $40,000,000 under a new senior secured mortgage loan facility. See Note 8 for a more detailed discussion of these credit facilities.

     The Company also had approximately $6,703,000 of capital lease obligations outstanding at March 31, 2002, which require annual lease payments of approximately $753,000, all of which are recorded as interest expense. The Company intends to purchase the assets associated with these lease obligations pursuant to options to purchase during the remaining lease period of approximately five years for $6,703,000, of which $2,000,000 has been paid in advance and is recorded in "Other Assets" in the Company's Consolidated Balance Sheets.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

     Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company's business, including those matters described below, are pending against the Company and certain of its subsidiaries. Certain of these matters involve or may involve significant claims for compensatory, punitive or other damages. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at March 31, 2002, that may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company's recorded accruals should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of these matters could result in a material adverse effect on the Company's results of operations for a particular reporting period.

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

     In June 2001, the New Mexico Environment Department ("NMED") issued four compliance orders ("Orders") to the Company in connection with alleged violations of air regulations at the Company's Ciniza and Bloomfield refineries. The Orders allege violations discovered during NMED inspections in 1999 and 2000. The civil penalties proposed in connection with the Orders originally totaled approximately $550,000. The Company settled the alleged violations for $135,000 during the first quarter of 2002.

     In 1973, the Company constructed the Farmington Refinery that was operated until 1982. The Company became aware of soil and shallow groundwater contamination at this facility in 1985. The Company hired environmental consulting firms to investigate the contamination and undertake remedial action. The consultants identified several areas of contamination in the soils and shallow groundwater underlying the Farmington property. A consultant to the Company has indicated that contamination attributable to past operations at the Farmington property has migrated off the refinery property, including a hydrocarbon plume that appears to extend no more than 1,800 feet south of the refinery property. Remediation activities are ongoing by the Company under the supervision of the New Mexico Oil Conservation Division ("OCD"), although no cleanup order has been received. The Company's environmental reserve for this matter is approximately $570,000.

     The Farmington property is located adjacent to the Lee Acres Landfill (the "Landfill"), a closed landfill formerly operated by San Juan County, which is situated on lands owned by the United States Bureau of Land Management (the "BLM"). Industrial and municipal wastes were disposed of in the Landfill by numerous sources. While the Landfill was operational, the Company used it to dispose of office trash, maintenance shop trash, used tires and water from the Farmington refinery's evaporation pond.

     The Landfill was added to the National Priorities List as a Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") Superfund site in 1990. In connection with this listing, the Environmental Protection Agency ("EPA") defined the site as the Landfill and the Landfill's associated groundwater plume. EPA excluded any releases from the Farmington refinery itself from the definition of the site. In May 1991, EPA notified the Company that it may be a potentially responsible party under CERCLA for the release or threatened release of hazardous substances, pollutants or contaminants at the Landfill.

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

     BLM has received public comment on its proposed plan. The final remedy for the site, however, has not yet been selected. Although the Company was given reason to believe that a final remedy would be selected in 2001, that selection did not occur. The Company has been advised that the site remedy may be announced in 2002. In 1989, a consultant to the Company estimated, based on various assumptions, that the Company's share of potential liability could be approximately $1,200,000. This figure was based upon estimated Landfill remediation costs significantly higher than those being proposed by BLM. The figure also was based on the consultant's evaluation of such factors as available clean-up technology, BLM's involvement at the site and the number of other entities that may have had involvement at the site, but did not include an analysis of all of the Company's potential legal defenses and arguments, including possible setoff rights.

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

     In connection with the acquisition of the Bloomfield Refinery, the Company assumed certain environmental obligations including Bloomfield Refining Company's ("BRC") obligations under an administrative order issued by EPA in 1992 pursuant to the Resource Conservation and Recovery Act (the "Order"). The Order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield Refinery. EPA has delegated its oversight authority over the Order to NMED's Hazardous Waste Bureau ("HWB"). In 2000, OCD approved the groundwater discharge permit for the refinery, which included an abatement plan that addressed the Company's environmental obligations under the Order. The abatement plan reflects new information relating to the site as well as remediation methods that were not originally contemplated in connection with the Order. Discussions between OCD, HWB and the Company have resulted in proposed revisions to the abatement plan. Adoption of the abatement plan as the appropriate corrective action remedy under the Order would significantly reduce the Company's corrective action costs. The Company estimates that remediation expenses associated with the abatement plan will be in the range of approximately $50,000 to $150,000, and will be incurred over a period of approximately 30 years. If the Company's request is not granted, the Company estimates that remaining remediation expenses could range as high as $800,000, after taking into account first quarter 2002 expenditures, and could be as low as $600,000. The Company's environmental reserve for this matter is approximately $800,000. If, as expected, the abatement plan is approved as submitted, the Company anticipates that the reserve will be reduced.

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

     As of March 31, 2002, the Company had an environmental liability accrual of approximately $2,300,000. Approximately $1,500,000 of this accrual is for the following previously discussed projects: (i) the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of the Company's inactive Farmington refinery; (ii) environmental obligations assumed in connection with the acquisition of the Bloomfield Refinery; and (iii) hydrocarbon contamination on and adjacent to the 5.5 acres that the Company owns in Bloomfield, New Mexico. The remaining amount of the accrual relates to the closure of certain solid waste management units at the Ciniza Refinery, which is being conducted in accordance with the refinery's Resource Conservation and Recovery Act permit; closure of the Ciniza Refinery land treatment facility including post-closure expenses; and certain other smaller remediation projects. The environmental accrual is recorded in the current and long-term sections of the Company's Condensed Consolidated Balance Sheets.

     On June 11, 2001, the Company filed claims against the United States Defense Energy Support Center ("DESC") in connection with jet fuel that the Company sold to DESC from 1983 through 1994. The Company asserted that the DESC underpaid for the jet fuel in the approximate amount of $17,000,000. The Company believes that its claims are supported by recent federal court decisions, including decisions from the United States Court of Federal Claims, dealing with contract provisions similar to those contained in the contracts that are the subject of the Company's claims. On March 12, 2002, the DESC denied the Company's claims. The Company has 12 months to bring an action in the United States Court of Federal Claims relating to the denied claims. The DESC has indicated that it will counterclaim if the Company pursues its claims and will assert, based on its interpretation of the contract provisions, that the Company may owe additional amounts of approximately $4,900,000. The Company is evaluating its options. Due to the preliminary nature of this matter, there can be no assurance that the Company would ultimately prevail should it decide to pursue its claims nor is it possible to predict when any payment would be received if the Company were successful. Accordingly, the Company has not recorded a receivable for this claim.

     Giant Arizona leases approximately 8,176 square feet of space from a limited liability company in which the Company's former Chairman and Chief Executive Officer ("CCEO") owns a 51% interest. Pursuant to a sublease between Giant Arizona and a separate limited liability company controlled by its former CCEO, Giant Arizona subleases the space to such entity for use as an inn. The initial term for each of the lease and the sublease is for five years, terminating on June 30, 2003, with one option to renew for an additional five years, and the annual rent under each currently is $21.76 per square foot. The rent is subject to adjustment annually based on changes in the Consumer Price Index. The sublease also provides that the Company may terminate the sublease at any time upon 120 days prior written notice. The owner of the 49% interest in the lessor has notified Giant Arizona that the sublessee is delinquent on the payment of the rent due, and on or about December 28, 2001, such owner filed a derivative lawsuit for and on behalf of the lessor against Giant Arizona to collect all amounts owing under the lease. The suit is for the recovery of rents past due and owing in excess of $156,990 from August 1, 2000 through the date of the complaint. The plaintiff claims that the amount owing currently approximates $275,000, and amounts will continue to accrue at a rate of approximately $22,000 per month plus interest. Pursuant to a letter dated January 16, 2002, Giant Arizona made a formal demand on the sublessee for the sublessee to pay all of the past due amounts. In addition, Giant Arizona filed a motion to dismiss the lawsuit for failure to comply with the express provisions of the Arizona derivative action statute or, alternatively, to compel binding arbitration pursuant to the terms of the lease. The court has ruled that the arbitration clause applies, and has referred the dispute to the arbitrators.

NOTE 7 - OTHER:

     In the first quarter of 2002, the Company revised its estimate for accrued management incentive bonuses for the year ended December 31, 2001, following the determination of bonuses to be paid to employees. This resulted in an increase in net earnings for the first quarter of 2002 of approximately $283,000 or $0.03 per share.

NOTE 8 - YORKTOWN REFINERY ACQUISITION

     On February 8, 2002, the Company entered into a definitive agreement with BP Corporation North America Inc. and BP Products North America Inc. (collectively, "BP") to acquire the Yorktown refinery for $127,500,000, plus the value of associated inventory at closing, estimated to be approximately $53,200,000, the assumption of certain liabilities, and an earn-out. Pursuant to the terms of the agreement, the Company paid a $10,000,000 deposit to BP, which is refundable only in certain limited circumstances. The acquisition is expected to close in May 2002.

     As part of the Yorktown acquisition, the Company agreed to pay to BP, beginning in 2003 and concluding at the end of 2005, earn-out payments up to a maximum of $25,000,000 when the average monthly spreads for regular reformulated gasoline or No. 2 distillate over West Texas Intermediate ("WTI") equivalent light crude oil on the New York Mercantile Exchange (the "MERC Spreads") exceed $5.50 or $4.00 per barrel, respectively. The MERC Spreads are correlated with historical Yorktown refinery margins. The earn-out payment will equal the MERC Spreads multiplied by a fixed volume of 10,000 bpd each (approximately one-third of capacity of the Yorktown refinery). If the earn-out is triggered, the Company expects to benefit from the improved margins on any volumes in excess of 10,000 bpd, provided that the MERC Spreads are not excessively volatile. The average monthly MERC spreads for March 2002 were $8.62 and $2.41 for reformulated gasoline and No. 2 distillate, respectively.

     The Company will assume certain liabilities and obligations in connection with the Company's purchase of the Yorktown refinery. These assumed liabilities include, subject to certain exceptions, all obligations and liabilities under health, safety and environmental laws caused by, arising from, incurred in connection with or relating in any way to the ownership of the Yorktown refinery or its operation. The Company has agreed to indemnify BP against losses of any kind incurred in connection with or related to the liabilities and obligations the Company has assumed. As described below, the Company only has limited indemnification rights against BP.

     In particular, the Company assumed BP's responsibilities and liabilities under a consent decree, dated August 29, 2001, among the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. The consent decree requires the Yorktown refinery, among other things, to reduce NOx, SO2 and particulate matter emissions and to upgrade the refinery's leak detection and repair program. The Company estimates, and considered in its purchase price for the Yorktown refinery, that the Company will incur capital expenditures of approximately $20,000,000 to $27,000,000 to comply with the consent decree over a period of approximately five years, although the Company believes it will incur most of these expenditures in 2006. In addition, the Company estimates that it will incur operating expenses associated with the requirements of the consent decree of approximately $1,600,000 to $2,600,000 per year.

     BP has agreed to indemnify the Company for all losses that are incurred by the Company and relating to (a) BP's breach or failure to perform any covenant or agreement in the agreement, (b) BP's breach of a representation or warranty in the agreement that survives the closing of the Yorktown acquisition, (c) liabilities prior to the closing date for litigation, personal injury or wrongful death claims, or (d) BP's failure to comply with bulk sales laws. In order to have a claim against BP for losses relating to any of these matters, the aggregate of all losses from these matters must exceed $4,000,000. Losses amounting to less than $250,000 in the aggregate arising out of the same occurrence or matter are not aggregated with other losses for the purpose of reaching the $4,000,000 threshold. After the threshold has been reached, BP has no obligation to indemnify the Company with respect to such matters for any losses amounting to less than $250,000 in the aggregate arising out of the same occurrence or matter.

     BP also has agreed to indemnify the Company for losses that are incurred by the Company and relating to liabilities prior to the closing date for taxes, including real property taxes, accounts payable, indebtedness for borrowed money, violations of anti-trust laws, environmental liabilities associated with off-site disposal, civil or criminal penalties imposed upon BP or its affiliates by governmental entities, expenses or brokerage fees related to the Yorktown acquisition and the excluded assets. There is no threshold or minimum claim amount that is required for the Company to seek a claim against BP for any of these matters.

     BP also has agreed to indemnify the Company for all losses that are incurred by the Company in connection with or related in any way to property damage caused by, or any environmental remediation required due to, a violation of health, safety and environmental laws during the operation of the refinery by BP ("Remediation Losses"). In order to have a claim against BP, however, the aggregate of all Remediation Losses must exceed $5,000,000, in which event the Company's claim only relates to the amount exceeding $5,000,000 (the "First Threshold"). After the First Threshold is reached, the Company's claim is limited to 50% of the amount by which the Remediation Losses exceed the First Threshold until the aggregate of all such losses exceeds $10,000,000 (the "Second Threshold"). After the Second Threshold is reached, the Company's claim would be for 100% of the amount by which the Remediation Losses exceed the Second Threshold. In applying these provisions, Remediation Losses amounting to less than $250,000 in the aggregate arising out of the same occurrence or matter are not aggregated with any other Remediation Losses for purposes of determining whether and when the First Threshold or Second Threshold has been reached. After the First Threshold or Second Threshold has been reached, BP has no obligation to indemnify the Company with respect to such matters for any Remediation Losses amounting to less than $250,000 in the aggregate arising out of the same occurrence or matter.

     Except as specified, in order to seek indemnification from BP, the Company must notify BP of a claim within two years following the closing date. BP's aggregate liability for indemnification under the refinery purchase agreement, including liability for environmental indemnification, is limited to $35,000,000.

     At the closing of the Yorktown acquisition, the Company expects to enter into agreements that provide for 100% of the supply of crude oil to, and 100% of the off-take (including propane and butane at prices based on an index) of production from, the Yorktown refinery. The Company anticipates these agreements will include: (a) transitional feedstock supply agreements, with terms ranging from six months to one year, by which BP will supply 100% of the refinery's crude oil and other raw material needs; (b) a one-year contract with BP under which the Yorktown refinery will continue to supply BP's branded product in the local area and Salisbury, Maryland; (c) the assumption of existing contracts with Exxon Mobil, Chevron, Citgo, Southern States, and Sunoco to supply them product on a wholesale basis; and (d) transitional contracts, with terms ranging from six months to one year, requiring BP to purchase the balance of production from the Yorktown refinery, estimated to be 33,400 bpd. Given market dynamics and conversations the Company has had with current and potential new customers, the Company believes there is sufficient demand to purchase all of the Yorktown refinery's production once the transitional off-take agreements have expired.

     The Company intends to finance the acquisition of the Yorktown refinery with a combination of debt and cash on hand. The debt financing is anticipated to consist of borrowings under: (i) a new $100,000,000 senior secured revolving credit facility; (ii) a new $40,000,000 senior secured mortgage loan facility; and (iii) part of the proceeds from the issuance of $200,000,000 of 11% senior subordinated notes due 2012. The Company anticipates that transaction fees and expenses associated with the Yorktown refinery acquisition and the related financing transactions will be approximately $15,000,000.

New Senior Secured Revolving Credit Facility
--------------------------------------------

     In connection with the Yorktown acquisition, the Company expects to enter into a $100,000,000 senior secured revolving credit facility provided by a syndicate of lenders led by Bank of America, N.A., an affiliate of Banc of America Securities LLC. The new senior secured revolving credit facility would replace the Company's current $65,000,000 amended and restated credit agreement. The Company's obligations under the new senior secured revolving credit facility will be guaranteed by certain of the Company's subsidiaries and secured by a security interest in the Company's personal property and the personal property of the Company's subsidiaries, including accounts receivable, inventory, contracts, chattel paper, trademarks, copyrights, patents, license rights, deposit and investment accounts and general intangibles, but excluding equipment, fixtures, rolling stock and the stock of the Company's subsidiaries.

     The availability of borrowings under the new senior secured revolving credit facility will be limited to the lesser of the maximum commitment amount or the sum of the eligible accounts receivable (85% of regular accounts receivable and 90% of preferred accounts receivable) and eligible refinery hydrocarbon inventory (80% of refinery hydrocarbon inventory except for refinery hydrocarbon inventory at service stations and the travel center, which is calculated at 50%) plus 50% of eligible lubricants inventory and reduced by 100% of certain first purchase crude payables and amounts outstanding under letters of credit. The percentage of the Company's borrowing base from eligible inventory is initially limited to 75% and will be reduced to 60% over time. The availability of borrowings will be determined weekly and advances of a minimum of $2,000,000 are required. The new senior secured revolving credit facility will be due and payable in full three years from closing.

     The new senior secured revolving credit facility will bear interest, at the Company's option, at a spread over the euro dollar rate for one, two, three or six months as elected by the Company, or a spread over a base rate, which is defined as the higher of (a) the Federal Funds Rate plus 1/2 of 1% or (b) the reference rate announced by Bank of America, N.A. from time to time. The exact percentage will be determined by the Company's total leverage ratio from time to time. The total leverage ratio is determined by dividing (a) consolidated funded indebtedness (the sum of borrowed money, off balance sheet leases, including synthetic leases, but excluding operating leases, obligations to redeem or purchase any of the Company's capital stock or the capital stock of a subsidiary, and any guaranty of the foregoing obligations for the Company and the Company's subsidiaries) by (b) EBITDA (as defined and adjusted in the new senior secured revolving credit facility) for the Company and the Company's subsidiaries, determined on a pro forma basis taking into account the Yorktown acquisition. The Company also will pay a fee based upon the unused commitment of the facility at the rate of 0.5% per annum. The initial rate for borrowings under the new senior secured revolving credit facility will be the euro dollar rate plus 2.75%. The following table shows the relationship of the total leverage ratio and the various pricing options:

                                                    Libor       Base
Total Leverage Ratio                                Margin   Rate Margin
------------------------------------------------    ------   -----------
Less than or equal to 2.50                          2.25%       1.25%
Greater than 2.50 but less than or equal to 3.50    2.50%       1.50%
Greater than 3.50                                   2.75%       1.75%

     The new senior secured revolving credit facility will contain negative covenants limiting, among other things, the Company's ability, and the ability of the Company's subsidiaries, to:

     - incur additional indebtedness;
     - create liens;
     - dispose of assets;
     - consolidate or merge;
     - make loans and investments;
     - enter into transactions with affiliates;
     - use loan proceeds for certain purposes;
     - guarantee obligations and incur contingent obligations;
     - enter into agreements restricting the ability of subsidiaries to pay dividends to the Company;
     - make distributions or stock repurchases;
     - make significant changes in accounting practices or change the Company's fiscal year; and
     - except on terms acceptable to the senior secured lenders, to prepay or modify subordinated indebtedness.

     The new senior secured revolving credit facility will require the Company to maintain certain financial ratios, each calculated on a pro forma basis for the Yorktown acquisition, including maintaining:

     - a minimum consolidated tangible net worth not less than the sum of
       (a) $99,110,000, which was 85% of consolidated tangible net worth at December 31, 2001, plus (b) 50% of positive consolidated net income on a cumulative basis for periods beginning January 1, 2002, plus (c) 75% of the proceeds of any equity offering after December 31, 2001;

     - a minimum fixed charge coverage ratio of not less than 1.1 to 1.0 for the prior four fiscal quarters (determined by a formula of the ratio of (a) consolidated EBITDA (as defined and adjusted in the new senior secured revolving credit facility), plus consolidated rents payable, plus earn-out payments to BP under the Yorktown refinery purchase agreement, less capital expenditures, less cash taxes, to (b) consolidated interest expense plus consolidated rents plus scheduled amortization of any indebtedness plus payments under the earn-out agreement);

     - a total leverage ratio of not greater than 4.25 to 1.0 for the prior four fiscal quarters with step-downs; and

     - a senior leverage ratio of consolidated senior indebtedness to consolidated EBITDA for the prior four fiscal quarters of not greater than 1.50 to 1.0.

     The Company's failure to satisfy any of these financial covenants will be an event of default under the new senior secured revolving credit facility. The new senior secured revolving credit facility also will include other customary events of default, including, among other things, a cross-default to the Company's other material indebtedness and certain changes of control.

     The foregoing description of the Company's $100,000,000 new senior secured revolving credit facility is based upon the commitments and drafts of documents the Company's lenders provided to the Company. The Company is in the process of finalizing the credit agreement, and the terms of the final credit agreement may vary from those described above.

New Senior Secured Mortgage Loan Facility
--------------------------------------------

     In connection with the Yorktown acquisition, the Company expects to enter into a $40,000,000 senior secured mortgage loan facility provided by a syndicate of lenders led by Bank of America Facilities Leasing, LLC, an affiliate of Banc of America Securities LLC, as lead arranger and book manager. The Company and the certain of the Company's subsidiaries will guarantee the obligations under the facility.

     The Company will issue notes to the lenders which will bear interest, at the Company's option, at a spread over the euro dollar rate for one month of 4.25% per annum or the Bank of America prime rate plus 3.0%. The notes will fully amortize during the three-year term. The notes will be secured by a mortgage on and security interest in the Yorktown refinery property, fixtures and equipment, excluding inventory and accounts receivable.

     The senior secured mortgage loan facility will contain negative covenants limiting the Company's ability and the ability of the Company's subsidiaries to, among other things:

     - incur debt;
     - create liens;
     - dispose of assets;
     - consolidate or merge;
     - make loans and investments;
     - enter into transactions with affiliates;
     - use loan proceeds for certain purposes;
     - guarantee obligations and incur contingent obligations;
     - pay dividends or make distributions or stock repurchases;
     - make significant changes in accounting practices; or
     - change the Company's fiscal year.

     The Company's failure to satisfy any of these financial covenants will be an event of default under the new senior secured mortgage loan facility. The new senior secured mortgage loan facility also will include other customary events of default, including, among other things, a cross-default to the Company's other material indebtedness and certain changes of control.

     The new senior secured mortgage loan facility will require the Company to maintain certain financial ratios, including maintaining (a) ratios substantially the same as the new senior secured revolving credit facility and (b) total senior debt to tangible net worth (consolidated senior funded indebtedness to total consolidated net worth less intangible assets) ratio of not to exceed 1.65 to 1.

     The foregoing description of the Company's new senior secured mortgage loan facility is based upon the commitments and drafts of documents the Company's lenders provided the Company. The Company is in the process of finalizing the agreements relating to the new senior secured mortgage loan facility, and the terms of the final agreements may vary from those described above.

11% Senior Subordinated Notes due 2012
--------------------------------------

     In connection with the acquisition of the Yorktown refinery, the Company expects to issue $200,000,000 of 11% senior subordinated notes due 2012 (the "11% Notes"). The 11% Notes are being offered at a discount and the price to investors will be 97.0721%, plus accrued interest, if any. The 11% Notes mature on May 15, 2012, with interest payable semi-annually on May 15 and November 15 of each year.

     The indenture supporting the 11% Notes contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to (i) pay dividends, or redeem or repurchase the Company's stock or prepay indebtedness that is pari passu with, or subordinated in right of payment to, the 11% Notes; (ii) make certain types of investments; (iii) borrow money or sell preferred stock; (iv) create liens; (v) sell stock in the Company's restricted subsidiaries; (vi) restrict dividends and other payments from the Company's subsidiaries;
(vii) enter into transactions with affiliates; and (viii) sell assets or merge with other companies. In addition, subject to certain conditions, the Company is obligated to offer to purchase a portion of the 11% Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, the Company would be required to offer to purchase all of the 11% Notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase.

     Repayment of the 11% Notes is fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis, by all of the Company's existing and future domestic restricted subsidiaries.

     The Company may redeem the 11% Notes at the redemption prices indicated below, plus accrued but unpaid interest to the redemption date, at any time, in whole or in part, on or after May 15, 2007, if redeemed during the 12-month period beginning May 15 of the years indicated, as follows: 2007 - 105.5%, 2008 - 103.667%, 2009 - 101.833%, and 2010 and
thereafter - 100%.

     In addition, at any time prior to May 15, 2007, the Company may redeem all or part of the 11% Notes at a redemption price equal to the sum of (i) the principal amount thereof, (ii) accrued and unpaid interest, if any, and (iii) the Make-Whole Premium. The "Make-Whole Premium" means the greater of (x) 1% of the principal amount of the 11% Note or (y) the excess of (A) the present value at the date of redemption of (1) the redemption price at May 15, 2007 as described above plus (2) all remaining required interest payments (exclusive of interest accrued and unpaid to the date of redemption) due on the 11% Note through May 15, 2007, computed using a discount equal to the Treasury Rate plus 50 basis points, over (B) the then outstanding principal amount of the 11% Note.

     In addition, on or before May 15, 2005, the Company may redeem up to 35% of the aggregate principal amount of the 11% Notes at the redemption price of 111% of the principal amount thereof, plus accrued and unpaid interest, if any, with the net cash proceeds from certain equity offerings. Such redemptions may only be made, however, if at least 65% of the aggregate principal amount of the 11% Notes originally issued remains outstanding after each such redemption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

     Inherent in the preparation of the Company's financial statements are the selection and application of certain accounting principles, policies, and procedures that affect the amounts that are reported. In order to apply these principles, policies, and procedures, the Company must make judgments, assumptions, and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events, some of which the Company may have little or no control over. In addition, the methods used in applying the above may result in amounts that differ considerably from those that would result from the application of other acceptable methods.

     The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain critical accounting policies that materially affect the amounts recorded in the consolidated financial statements are the use of the last in, first-out ("LIFO") method of valuing certain inventories, the accounting for certain environmental remediation liabilities, the accounting for certain related party transactions, and assessing the possible impairment of certain long-lived assets.

RESULTS OF OPERATIONS

                                               THREE MONTHS ENDED MARCH 31,
---------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE DATA)                2002            2001
---------------------------------------------------------------------------
Net revenues                                     $ 188,396       $ 251,212
Cost of products sold                              141,839         200,502
---------------------------------------------------------------------------
Gross margin                                        46,557          50,710

Operating expenses                                  26,411          28,848
Depreciation and amortization                        8,771           8,113
Selling, general and administrative expenses         5,197           6,583
Loss on disposal/write-down of assets                   30             139
---------------------------------------------------------------------------
Operating income                                     6,148           7,027

Interest expense, net                                5,939           5,480
---------------------------------------------------------------------------
Earnings before income taxes                           209           1,547

Provision for income taxes                              86             597
---------------------------------------------------------------------------
Net earnings                                     $     123       $     950
===========================================================================

Net earnings per common share:
  Basic                                          $    0.01       $    0.11
  Assuming dilution                              $    0.01       $    0.11
===========================================================================

Net revenues:(1)
  Refining Group                                 $  82,718       $ 111,190
  Retail Group                                      76,215          93,543
  Phoenix Fuel                                      75,784         109,608
  Other                                                 50              72
  Intersegment                                     (46,371)        (63,201)
---------------------------------------------------------------------------
  Consolidated                                   $ 188,396       $ 251,212
===========================================================================
Income (loss) from operations:(1)
  Refining Group                                 $   9,059       $  11,085
  Retail Group                                        (672)           (362)
  Phoenix Fuel                                       1,473           1,468
  Other                                             (3,682)         (5,025)
  Loss on disposal/write-down of assets                (30)           (139)
---------------------------------------------------------------------------
  Consolidated                                   $   6,148       $   7,027
===========================================================================
(1) The Refining Group owns and operates the Company's two refineries, its crude oil gathering pipeline system, two finished products distribution terminals, and a fleet of crude oil and finished product truck transports. The Retail
    Group consists of service stations with convenience stores or kiosks and one travel center. Phoenix Fuel is a wholesale petroleum products distribution operation, which includes several lubricant and bulk petroleum distribution plants, an unmanned fleet fueling ("cardlock") operation, a bulk lubricant terminal facility, and a fleet of finished product and lubricant delivery trucks. The Other category is primarily Corporate staff operations.

                                             THREE MONTHS ENDED MARCH 31,
-------------------------------------------------------------------------
                                                  2002            2001
-------------------------------------------------------------------------
REFINING GROUP OPERATING DATA:
  Crude Oil/NGL Throughput (BPD)                 33,785          33,417
  Refinery Sourced Sales Barrels (BPD)           31,161          30,651
  Average Crude Oil Costs ($/Bbl)              $  18.90        $  27.90
  Refining Margins ($/Bbl)                     $   7.36        $   8.23

RETAIL GROUP OPERATING DATA:
  Fuel Gallons Sold (000's)                      48,237          51,358
  Fuel Margins ($/gal)                         $  0.131        $  0.151
  Merchandise Sales ($ in 000's)               $ 32,837        $ 32,826
  Merchandise Margins                              27.7%           30.2%
  Number of Units at End of Period                  150             171

PHOENIX FUEL OPERATING DATA:
  Fuel Gallons Sold (000's)                      92,471         104,920
  Fuel Margins ($/gal)                         $  0.052        $  0.049
  Lubricant Sales ($ in 000's)                 $  5,387        $  5,053
  Lubricant Margins                                16.5%           18.3%

Earnings Before Income Taxes
----------------------------
     For the three months ended March 31, 2002, earnings before income taxes were $209,000, a decrease of $1,338,000 from $1,547,000 for the three months ended March 31, 2001. The decrease was primarily due to an 11% decrease in refinery margins; an 8% decline in retail merchandise margins on relatively flat sales, although same store merchandise sales were up approximately 6%; a 14% decrease in retail fuel margins; a 9% decrease in wholesale fuel volumes sold by Phoenix Fuel to third-party customers; higher depreciation and amortization costs; and higher net interest expense. These decreases were offset in part by reduced operating expenses, lower selling, general, and administrative ("SG&A") expenses, a 5% increase in Phoenix Fuel finished product margins, and a 2% increase in refinery sourced finished product sales volumes.

Revenues
--------
     Revenues for the three months ended March 31, 2002, decreased approximately $62,816,000 or 25% to $188,396,000 from $251,212,000 in the comparable 2001 period. The decrease was primarily due to a 28% decline in refinery weighted average selling prices; a 15% decrease in Phoenix Fuel's weighted average selling prices, along with a 9% decline in wholesale fuel volumes sold by Phoenix Fuel to third-party customers; and a 19% decrease in retail refined product selling prices, along with a 6% decline in retail fuel volumes sold. These increases were partially offset by a 2% increase in refinery sourced finished product sales volumes.

     The volumes of refined products sold through the Company's retail units decreased approximately 6% from period to period. The volume declines were primarily related to the sale or closure of 29 retail units since the end of 2000. The volume of finished product sold from retail units that were in operation for a full year in each period increased approximately 2%, in spite of reduced volumes from stores in the Company's Phoenix market area because of increased price competition. Volumes sold from the Company's travel center increased approximately 15%.

Cost of Products Sold
---------------------
     For the three months ended March 31, 2002, cost of products sold decreased $58,663,000 or 29% to $141,839,000 from $200,502,000 in the comparable 2001 period. The decrease was primarily due to a 17% decline in the cost of finished products purchased by Phoenix Fuel, along with a 9% decrease in wholesale fuel volumes sold by Phoenix Fuel to third-party customers, and a 32% decline in weighted average crude oil costs. These decreases were partially offset by a 2% increase in refinery sourced finished product sales volumes.

Operating Expenses
------------------
     For the three months ended March 31, 2002, operating expenses decreased approximately $2,437,000 or 8% to $26,411,000 from $28,848,000 in the comparable 2001 period. The decrease was due to, among other things, lower lease expense due to the repurchase of 59 retail units from FFCA Capital Holding Corporation ("FFCA") in July 2001 that had been sold to FFCA as part of a sale-leaseback transaction between the Company and FFCA in December 1998, and reduced expenses for payroll and related costs, and other operating expenses, for retail operations, due in part to the closure of 29 retail units since the end of 2000, as well as the implementation of certain cost reduction programs. These decreases were offset in part by higher general insurance premiums.

Depreciation and Amortization
-----------------------------
     For the three months ended March 31, 2002, depreciation and amortization increased approximately $658,000 or 8% to $8,771,000 from $8,113,000 in the comparable 2001 period. The increase was primarily related to additional depreciation expense related to the repurchase of 59 retail units from FFCA in July 2001; higher refinery amortization costs in 2002 due to a revision in the estimated amortization period for certain refinery turnaround costs incurred in 1998; and construction, remodeling and upgrades in retail and refining operations during 2001. These increases were offset in part by reductions in depreciation expense due to the closure or sale of 29 retail units since the end of 2000 and the non-amortization of goodwill in 2002 due to the adoption of SFAS 142.

Selling, General and Administrative Expenses
--------------------------------------------
     For the three months ended March 31, 2002, selling, general and administrative expenses decreased approximately $1,386,000 or 21% to $5,197,000 from $6,583,000 in the comparable 2001 period. The decrease was primarily due to the revision of estimated accruals for 2001 management incentive bonuses, following the determination of bonuses to be paid to employees; lower claims experience for the Company's self-insured health insurance plan; and lower workers compensation costs.

Interest Expense, Net
---------------------
     For the three months ended March 31, 2002, net interest expense (interest expense less interest income) increased approximately $459,000 or 8% to $5,939,000 from $5,480,000 in the comparable 2001 period. The increase was primarily due to a reduction in interest and investment income from the investment of funds in short-term instruments. This reduction in interest and investment income was due in part to a reduction in the amount of funds available for investment because of the repurchase of 59 retail units from FFCA in July 2001 and a $10,000,000 deposit made in February 2002 in connection with the pending acquisition of the Yorktown refinery.


Income Taxes
------------
     The effective tax rate for the three months ended March 31, 2002 was approximately 41% and for the three months ended March 31, 2001 was approximately 39%. The difference in the two rates is primarily due to the relationship of permanent tax differences to estimated annual income used in each period to estimate quarterly income taxes.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operations
-------------------------
     Operating cash flows decreased for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, primarily as a result of a decrease in cash flows related to changes in operating assets and liabilities in each period, along with a decrease in net earnings in 2002. Net cash used by operating activities totaled $2,562,000 for the three months ended March 31, 2002, compared to net cash provided by operating activities of $7,777,000 in the comparable 2001 period.

Working Capital
---------------
     Working capital at March 31, 2002 consisted of current assets of $130,453,000 and current liabilities of $78,228,000, or a current ratio of 1.67:1. At December 31, 2001, the current ratio was 1.72:1 with current assets of $135,981,000 and current liabilities of $78,837,000.

     Current assets have decreased since December 31, 2001, primarily due to a decrease in cash and cash equivalents. These decreases were offset in part by increases in accounts receivable and inventories. Accounts receivable have increased primarily due to an increase in trade receivables resulting from increased sales volumes and higher finished product selling prices. Inventories have increased primarily due to an increase in refined product prices and exchange, terminal, and refinery onsite refined product inventory volumes. These increases were offset in part by a decrease in Phoenix Fuel and retail refined product inventory volumes.

     Current liabilities have decreased slightly since December 31, 2001, due to a decrease in accrued expenses, offset in part by an increase in accounts payable. Accrued expenses have decreased primarily as a result of the payment and reversal of 2001 accrued bonuses, the payment of 401(k) Company matching and discretionary contributions, and the payment of certain accrued interest balances. These decreases were offset in part by higher balances in accounts that were subsequently paid to the Company's self-insured health insurance trust and 2002 401(k) Company matching and discretionary contributions. Accounts payable have increased primarily as a result of higher raw material and finished product costs.

Capital Expenditures and Resources
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment totaled approximately $2,332,000 for the three months ended March 31, 2002. Expenditures were primarily for financial accounting software upgrades, operational and environmental projects for the refineries, and retail operation upgrades. In addition, the Company made a deposit of $10,000,000 in connection with the pending acquisition of the Yorktown refinery discussed in more detail below.

     On February 8, 2002, the Company entered into a definitive agreement with BP Corporation North America Inc. and BP Products North America Inc. to purchase a refinery in Yorktown, Virginia. See Note 8 to the Company's Condensed Consolidated Financial Statements in Item 1 for a more detailed discussion of this transaction.

     In 2001, the Company identified 60 non-strategic or under-performing retail units for possible divestiture, most of which included kiosks rather than full convenience stores. As of April 15, 2002, 13 of these units had been removed from the list due to improved performance. Of the remaining 47 units, 11 units were sold; six units were closed and reclassified as assets held for sale; one leased unit was returned to the lessor; three units were in escrow, two of which were sold on May 2, 2002, and the sale of other unit is expected to close in the second quarter of 2002; and 26 stores continue to be operated by the Company. These 26 units are being marketed for potential sale and may be divested if acceptable offers are received and negotiated during 2002.

     The Company owns approximately 371 miles of pipeline for the gathering and delivery of crude oil to its refineries. Approximately 132 miles of this pipeline were purchased in 2000 and 2001. During the second quarter of 2002, the Company entered into a contract with a third-party to sell substantially all of the pipeline segments acquired in 2000 and 2001. The Company believes that this sale will close during the second quarter of 2002. The Company expects to continue to ship crude oil on these pipeline segments after the sale is completed.

     The Company has recently revised its budget for capital spending for 2002. The revised budget is $17,600,000, down from $20,900,000 previously reported. The revised budget also excludes growth projects, the Yorktown refinery acquisition and any related capital expenditures, and any other potential acquisitions.

     The Company continues to investigate other capital improvements to its existing facilities. Capital projects that are actually undertaken in 2002 will depend on, among other things, general business conditions, results of operations, and financial constraints resulting from the Yorktown refinery acquisition. The Company is also evaluating the possible sale or exchange of other non-strategic or under-performing assets in addition to the retail assets described above.

	Net cash used by financing activities of approximately $1,564,000 relates to fees paid to various financial institutions in connection with financing arrangements for the Company's pending acquisition of the Yorktown refinery.

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

     The Company's operations are subject to fluctuations in supply and demand that could adversely affect costs and selling prices, and in return margins realized. Any long-term adverse relationships between costs and prices could impact the Company's ability to generate sufficient operating cash flows to meet its working capital needs. In addition, the Company's ability to borrow funds under its current Credit Agreement could be adversely impacted by low product prices that could limit the availability of funds by reducing the borrowing base tied to eligible accounts receivable and inventories. The Company's Credit Agreement also contains certain restrictive covenants that could limit the Company's ability to borrow funds if certain thresholds are not maintained. Although the above factors could impact the Company's ability to generate or access funds, the Company is not aware of any limiting factors at this time.

     On May 6, 2002, Standard & Poor's lowered its corporate credit rating on the Company to "BB-" from "BB" due to the pending acquisition of the Yorktown refinery, which will primarily be debt financed, and removed the Company's ratings from CreditWatch. At the same time, Standard & Poor's assigned its "B" rating to the Company's proposed issuance of $200,000,000 of 11% senior subordinated notes due 2012. On May 8, 2002, Moody's Investors Service downgraded the Company's current senior subordinated notes to "B3" from "B2" and assigned its "B3" rating to the Company's proposed issuance of $200,000,000 of 11% senior subordinated notes due 2012. This should not have an impact on the Company's ability to borrow funds under its Credit Agreement or trigger any event of default under its current outstanding notes. The Company presently has senior subordinated ratings of "B3" from Moody's Investor Services and "B" from Standard & Poor's.


Capital Structure
-----------------
     At March 31, 2002 and December 31, 2001, the Company's long-term debt was 65.3% of total capital and the Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 64.4% and 62.8%, respectively.

     The Company's current capital structure includes $150,000,000 of 9% senior subordinated notes due 2007 (the "9% Notes") and $100,000,000 of 9 3/4% senior subordinated notes due 2003 (the "9 3/4% Notes", and collectively with the 9% Notes, the "Notes"). The indentures supporting the Notes contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, to incur or guarantee debt, to pay dividends, to repurchase shares of the Company's common stock, to sell certain assets or subsidiary stock, to engage in certain mergers, to engage in certain transactions with affiliates or to alter the Company's current line of business.

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

     The Company has a $65,000,000 secured Credit Agreement (the "Credit Agreement") with a group of banks that expires November 14, 2003. The Credit Agreement, a revolving loan agreement, is primarily a working capital and letter of credit facility and is secured by eligible accounts receivable and inventories as defined in the Credit Agreement. The Credit Agreement also allows the Company to borrow up to $10,000,000 for other acquisitions as defined in the Credit Agreement. The availability of funds under this facility is the lesser of (i) $65,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At March 31, 2002, the availability of funds under the Credit Agreement was $65,000,000. There were no direct borrowings outstanding under this facility at March 31, 2002, and there were approximately $3,286,000 of irrevocable letters of credit outstanding, primarily to insurance companies and regulatory agencies.

     The interest rate applicable to the Credit Agreement is tied to various short-term indices. At March 31, 2002, this rate was approximately 4% per annum. The Company is required to pay a quarterly commitment fee ranging from 0.325% to 0.500% per annum of the unused amount of the facility. The exact rate depends on meeting certain conditions in the Credit Agreement.

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

     In connection with the acquisition of the Yorktown refinery, the Company expects to replace the Credit Agreement with a new $100,000,000 senior secured revolving credit facility and borrow $40,000,000 under a new senior secured mortgage loan facility. See Note 8 to the Company's Condensed Consolidated Financial Statements in Item 1 hereof for a more detailed discussion of these facilities.

     The indentures supporting the Company's Notes and the Company's Credit Agreement contain certain restrictive covenants, as described in more detail above, and other terms and conditions that if not maintained, if violated, or if certain conditions are met, could result in default, early purchase of the Notes, and affect the Company's ability to borrow funds, make certain payments, or engage in certain activities.

     As of March 31, 2002, the Company was not aware of any matters that it reasonably expected to restrict its ability to borrow funds, make payments, or engage in other contemplated activities under the terms of the indentures supporting its Notes or its Credit Agreement. The acquisition of the Yorktown refinery, however, could constrain the Company's ability to take such actions, particularly in the first three years of operations, but the Company does not believe that any presently contemplated activities will be constrained. A prolonged period of low refining margins, however, would have a negative impact on the Company's ability to borrow funds and to make expenditures for certain purposes.

     The Company recently completed solicitation of consents from the holders of its 9% Notes to amend the 9% Notes indenture to permit the Company to refinance the 9 3/4% Notes prior to their maturity. The Company is in the process of offering for sale $200,000,000 of 11% senior subordinated notes due 2012 in a private placement transaction. See Note 8 to the Company's Condensed Consolidated Financial Statements in Item 1 hereof for a more detailed discussion of these notes. The net proceeds of the offering will be used to redeem all $100,000,000 principal amount of the 9 3/4% Notes and partially fund the Company's pending acquisition of the Yorktown refinery and related transaction fees and expenses. The cost of the consent solicitation was approximately $1,200,000.

     Included in the tables below are a list of the Company's obligations and commitments to make future payments under contracts and under commercial commitments as of March 31, 2002.

                                                                  PAYMENTS DUE
                           ----------------------------------------------------------------------------------------
                                                                                                      ALL REMAINING
CONTRACTUAL OBLIGATIONS        TOTAL        2002          2003        2004        2005         2006       YEARS
-------------------------------------------------------------------------------------------------------------------
Long-Term Debt             $250,079,000  $   33,000  $100,029,000  $   17,000  $        -  $        -  $150,000,000
Capital Lease Obligations     6,703,000           -             -           -           -           -     6,703,000
Operating Leases             18,256,000   3,454,000     3,414,000   2,577,000   1,711,000   1,096,000     6,004,000
-------------------------------------------------------------------------------------------------------------------
Total Contractual
  Cash Obligations         $275,038,000  $3,487,000  $103,443,000  $2,594,000  $1,711,000  $1,096,000  $162,707,000
===================================================================================================================

     The Company is committed under a long-term purchase contract that expires in August 2005 to purchase a minimum of 3,500 barrels per day of natural gasoline at market price plus an additional amount per gallon.

                                                      AMOUNT OF COMMITMENT EXPIRATION
                           ----------------------------------------------------------------------------------------
OTHER                                                                                                 ALL REMAINING
COMMERCIAL COMMITMENTS         TOTAL        2002          2003        2004        2005         2006       YEARS
-------------------------------------------------------------------------------------------------------------------
Lines of Credit            $65,000,000   $        -  $65,000,000   $        -  $        -  $        -  $          -
Standby Letters of Credit    3,286,000    3,286,000            -            -           -           -             -
-------------------------------------------------------------------------------------------------------------------
Total
  Commercial Commitments   $68,286,000   $3,286,000  $65,000,000   $        -  $        -  $        -  $          -
===================================================================================================================

     The Company's Board of Directors (the "Board")has authorized the repurchase of up to 2,900,000 shares of the Company's common stock. These purchases may be made from time to time as conditions permit. Shares may be repurchased through privately negotiated transactions, block share purchases and open market transactions. During the first quarter of 2002, the Company made no purchases of its common stock under this program. Since the inception of the stock repurchase program, the Company has repurchased 2,582,566 shares for approximately $25,716,000, resulting in a weighted average cost of $9.96 per share. The repurchased shares are treated as treasury shares.

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

     The Board suspended the payment of cash dividends on common stock in the fourth quarter of 1998. At the present time, the Company has no plans to reinstate such dividends. The payment of future dividends is subject to the results of the Company's operations, declaration by the Company's Board, and compliance with certain debt covenants.

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

     The Company had no open commodity futures or options contracts at March 31, 2002.

     The Company's Credit Agreement is floating-rate debt tied to various short-term indices. As a result, the Company's annual interest costs associated with this debt may fluctuate. At March 31, 2002, however, there were no direct borrowings outstanding under this Credit Agreement.

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

     As of March 31, 2002, the Company had an environmental liability accrual of approximately $2,300,000. Approximately $1,500,000 of this accrual is for the following projects, all of which are discussed in more detail in Note 6 to the Company's Condensed Consolidated Financial Statements in Item 1 hereof: (i) the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of the Company's inactive Farmington refinery; (ii) environmental obligations assumed in connection with the acquisition of the Bloomfield Refinery; and (iii) hydrocarbon contamination on and adjacent to the 5.5 acres that the Company owns in Bloomfield, New Mexico. The remaining amount of the accrual relates to the closure of certain solid waste management units at the Ciniza Refinery, which is being conducted in accordance with the refinery's Resource Conservation and Recovery Act permit; closure of the Ciniza Refinery land treatment facility, including post-closure expenses; and certain other smaller remediation projects. The environmental accrual is recorded in the current and long-term sections of the Company's Condensed Consolidated Balance Sheets.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains forward-looking statements that involve known and unknown risks and uncertainties. Forward-looking statements are identified by words or phrases such as "believes," "expects," "anticipates," "estimates," "could," "plans," "intends," "may," "projects," "predicts," "will," variations of such words and phrases and other similar expressions. While these forward-looking statements are made in good faith and reflect the Company's current judgment regarding such matters, actual results could vary materially from the forward-looking statements. Important factors that could cause actual results to differ from forward-looking statements include, but are not limited to: economic, competitive and governmental factors affecting the Company's operations, markets, products, services and prices; declines in production of Four Corners Sweet crude oil; risks associated with the negotiation of crude oil supply contracts; risks associated with non-compliance with certain debt covenants or the satisfaction of financial ratios contained in such covenants; the risk that the Company will not be able to refinance its 9 3/4% Notes; the adequacy of the Company's reserves, including its reserves for environmental and tax matters; the availability of indemnification from third parties in connection with various legal proceedings; the Company's ability to resolve alleged legal violations without the assessment of additional fines or penalties; the risk that the Company may not be able to close the Yorktown refinery acquisition; the risk that the Company will be unable to enter into the new senior secured revolving credit facility and the new senior secured mortgage loan facility; the risk that the Company will be unable to issue the 11% senior subordinated notes due 2012; the risk that the Yorktown refinery may not be successfully integrated into and may not be profitable to the Company; the risks associated with liabilities that will be assumed in the Yorktown refinery acquisition; the expansion of the Company's refining, retail and Phoenix Fuel operations through acquisition and construction; the adequacy and cost of raw material supplies; the potential effects of various pipeline projects, and various actions that have been undertaken to increase the supply of refined products to El Paso, Texas, as they relate to the Company's market area and future profitability; the ability of the Company to reduce operating expenses and non-essential capital expenditures; the risk that the Company will not be able to sell non-strategic and under-performing assets on terms favorable to the Company; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on behalf of the Company, are expressly qualified in their entirety by the foregoing. Forward-looking statements made by the Company represent its judgment on the dates such statements are made. The Company assumes no obligation to update any forward-looking statements to reflect new or changed events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by this item is incorporated herein by reference to the section entitled "Risk Management" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 hereof.

                                PART II

                           OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is a party to ordinary routine litigation incidental to its business. There is also hereby incorporated by reference the information regarding contingencies in Note 6 to the Condensed Consolidated Financial Statements set forth in Item 1, Part I hereof and the discussion of certain contingencies contained in Item 2, Part 1 hereof, under the heading "Liquidity and Capital Resources - Other."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: None

(b)  Reports on Form 8-K:

     On February 12, 2002, the Company filed a Form 8-K dated February 8, 2002, relating to an Asset Purchase Agreement between the Company and BP Corporation North America Inc. and BP Products North America Inc. (collectively, "BP") pursuant to which the Company will purchase BP's Yorktown, Virginia refinery and related assets.

     On April 26, 2002, the Company filed a Form 8-K dated April 26, 2002, relating to the Company's announcement of its intention to offer $200,000,000 of senior subordinated notes due 2012 in a private placement, the proceeds of which would be used to partially fund the Company's acquisition of the Yorktown, Virginia refinery and associated inventories from BP, to redeem all $100,000,000 of its 9 3/4% senior subordinated notes due 2003, and pay related transaction fees and expenses.

     On April 29, 2002, the Company filed a Form 8-K dated April 26, 2002, relating to the filing of certain pro forma financial statements and historical and unaudited pro forma financial and other data, that was being provided to certain parties, concerning Giant Industries, Inc. ("Giant") and the Yorktown refinery, which Giant was under contract to acquire.

                             SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.

                         GIANT INDUSTRIES, INC.


                         /s/ GARY R. DALKE
                         ------------------------------------------
                         Gary R. Dalke, Vice President, Controller,
                         Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)

Date: May 13, 2002

10