Form 10-Q
period 2002-06-30
GIANT INDUSTRIES INC
filed 2002-08-14
CIK 856465

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

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

                              Yes [X]    No [ ]

Number of Common Shares outstanding at July 31, 2002: 8,571,779 shares.

                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                     INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets June 30, 2002 (Unaudited) and December 31, 2001

          Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)

          Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001 (Unaudited)

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

SIGNATURE

                                  PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                                                 June 30,    December 31,
-----------------------------------------------------------------------------------------
                                                                  2002           2001
-----------------------------------------------------------------------------------------
                                                               (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                      $  11,550     $  26,326
  Receivables, net                                                  64,956        43,530
  Inventories                                                      122,361        58,729
  Prepaid expenses and other                                         6,010         3,661
  Deferred income taxes                                             10,135         3,735
-----------------------------------------------------------------------------------------
    Total current assets                                           215,012       135,981
-----------------------------------------------------------------------------------------
Property, plant and equipment                                      658,185       525,345
  Less accumulated depreciation and amortization                  (212,588)     (201,823)
-----------------------------------------------------------------------------------------
                                                                   445,597       323,522
-----------------------------------------------------------------------------------------
Goodwill, net                                                       19,815        19,815
Other assets                                                        39,904        27,856
-----------------------------------------------------------------------------------------
                                                                 $ 720,328     $ 507,174
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                              $  12,926     $      45
  Accounts payable                                                  50,367        42,255
  Accrued expenses                                                  38,286        36,537
-----------------------------------------------------------------------------------------
    Total current liabilities                                      101,579        78,837
-----------------------------------------------------------------------------------------
Long-term debt, net of current portion                             436,919       256,749
Deferred income taxes                                               30,395        32,772
Other liabilities                                                   19,092         2,406
Commitments and contingencies (Notes 8 and 9)
Stockholders' equity:
  Preferred stock, par value $.01 per share, 10,000,000
    shares authorized, none issued
  Common stock, par value $.01 per share, 50,000,000
    shares authorized, 12,323,759 and 12,305,859 shares issued         123           123
  Additional paid-in capital                                        73,683        73,589
  Retained earnings                                                 94,991        99,152
-----------------------------------------------------------------------------------------
                                                                   168,797       172,864
  Less common stock in treasury - at cost, 3,751,980 shares        (36,454)      (36,454)
-----------------------------------------------------------------------------------------
    Total stockholders' equity                                     132,343       136,410
-----------------------------------------------------------------------------------------
                                                                 $ 720,328     $ 507,174
=========================================================================================
See accompanying notes to condensed consolidated financial statements.

                            GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)
                              (In thousands except per share data)

                                                     Three Months           Six Months
                                                    Ended June 30,         Ended June 30,
-------------------------------------------------------------------------------------------
                                                   2002        2001       2002       2001
-------------------------------------------------------------------------------------------
Net revenues                                    $ 299,238  $ 281,158   $ 487,634  $ 532,370
Cost of products sold                             246,385    209,917     388,224    410,419
-------------------------------------------------------------------------------------------
Gross margin                                       52,853     71,241      99,410    121,951

Operating expenses                                 33,260     28,737      59,671     57,585
Depreciation and amortization                       9,244      7,940      17,807     15,854
Selling, general and administrative expenses        5,889      8,755      11,086     15,338
Net loss on disposal/write-down of assets           1,033        343       1,063        482
-------------------------------------------------------------------------------------------
Operating income                                    3,427     25,466       9,783     32,692

Interest expense                                   (9,527)    (6,040)    (15,530)   (12,083)
Amortization/write-off of financing costs            (909)      (198)     (1,117)      (397)
Interest and investment income                        261        487         325      1,050
-------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                (6,748)    19,715      (6,539)    21,262

Provision (benefit) for income taxes               (2,464)     7,762      (2,378)     8,359
-------------------------------------------------------------------------------------------
Net earnings (loss)                             $  (4,284) $  11,953   $  (4,161) $  12,903
===========================================================================================

Net earnings (loss) per common share:
  Basic                                         $   (0.50) $    1.33   $   (0.49) $    1.44
===========================================================================================
  Assuming dilution                             $   (0.50) $    1.33   $   (0.49) $    1.44
===========================================================================================

See accompanying notes to condensed consolidated financial statements.

                      GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In thousands)

                                                                     Six Months Ended
                                                                          June 30,
---------------------------------------------------------------------------------------
                                                                    2002        2001
---------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings (loss)                                             $  (4,161)   $ 12,903
  Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                  17,807      15,854
      Amortization/write-off of financing costs                       1,117         397
      Deferred income taxes                                          (2,377)      4,504
      Net loss on disposal/write-down of assets                       1,063         482
      Other                                                             312         229
      Changes in operating assets and liabilities excluding
        the effects of the Yorktown acquisition:
        (Increase) decrease in receivables                          (21,426)     15,011
        Decrease (increase) in inventories                            6,302      (1,953)
        (Increase) decrease in prepaid expenses and other            (2,349)        667
        Increase (decrease) in accounts payable                       8,111      (8,557)
        Increase in accrued expenses                                    673       2,230
---------------------------------------------------------------------------------------
Net cash provided by operating activities                             5,072      41,767
---------------------------------------------------------------------------------------
Cash flows from investing activities:
  Yorktown refinery acquisition                                    (193,992)          -
  Purchases of property, plant and equipment                         (7,552)     (4,929)
  Bloomfield refinery acquisition contingent payment                      -      (5,139)
  Purchase of other assets                                                -      (5,010)
  Proceeds from sale of property, plant and equipment                 2,296         521
---------------------------------------------------------------------------------------
Net cash used by investing activities                              (199,248)    (14,557)
---------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from long-term debt                                      294,144           -
  Payments of long-term debt                                       (101,134)        (93)
  Deferred financing costs                                          (13,704)          -
  Proceeds from exercise of stock options                                94           -
---------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                    179,400         (93)
---------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                (14,776)     27,117
Cash and cash equivalents:
  Beginning of period                                                26,326      26,618
---------------------------------------------------------------------------------------
  End of period                                                   $  11,550    $ 53,735
=======================================================================================

Non-cash Investing and Financing Activities. In the second quarter of 2002, the Company issued $200,000,000 of 11% Senior Subordinated Notes at a discount of $5,856,000. In the second quarter of 2001, the Company received 103,430 shares of its common stock valued at approximately $1,107,000 from its Chairman and Chief Executive Officer as payment for the exercise of 126,601 common stock options. These shares were immediately cancelled.

See accompanying notes to condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

     Giant Industries, Inc., a Delaware corporation (together with its subsidiaries, "Giant" or the "Company"), through its wholly-owned subsidiary Giant Industries Arizona, Inc. and its subsidiaries ("Giant Arizona"), is engaged in the refining and marketing of petroleum products in New Mexico, Arizona, and Colorado, with a concentration in the Four Corners area where these states adjoin, and with the recent acquisition of the Yorktown, Virginia refinery, in Virginia, Maryland, North and South Carolina, and the New York Harbor. In addition, Phoenix Fuel Co., Inc. ("Phoenix Fuel"), a wholly-owned subsidiary of Giant Arizona, operates a wholesale petroleum products distribution operation. (See Note 2 for a further discussion of Company operations and Note 4 for a discussion of the Yorktown refinery acquisition.)

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, hereafter referred to as generally accepted accounting principles, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     In 2001, the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position, "Accounting for Certain Costs Related to Property, Plant, and Equipment." This proposed Statement of Position, which would be effective for the Company in 2004, would create a project timeline framework for capitalizing costs related to property, plant and equipment construction. It would require that property, plant and equipment assets be accounted for at the component level, and require administrative and general costs incurred in support of capital projects to be expensed in the current period. In addition, the Statement is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing unamortized deferred non-capital major maintenance costs be expensed immediately. The American Institute of Certified Public Accountant plans to issue the final Statement of Position in the fourth quarter of 2002.

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel.

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

     On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Tangible Assets." See Note 3 for applicable disclosures.

     On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement defines an impairment as "the condition that exists when the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value." The Statement provides for a single accounting model for the disposal of long-lived assets, whether previously held or newly acquired. This Statement applies to recognized long-lived assets of an entity to be held and used or to be disposed of, and applies to the entire group when a long-lived asset is a part of the group. A group is defined as the lowest level of operations with identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. The Statement identifies the circumstances that apply when testing for recoverability, as well as other potential adjustments or revisions relating to recoverability. Specific guidance is provided for recognition and measurement and reporting and disclosure for long-lived assets held and used, disposed of other than by sale, and disposed of by sale. This new standard had no impact on the Company's financial position and results of operations at adoption.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which supersedes previous guidance for reporting gains and loss from, among other things, extinguishment of debt and accounting for leases. The portion of the statement relating to the early extinguishment of debt is effective for the Company beginning in 2003. The Company does not believe the adoption of this statement will have a material impact on its financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Standard requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. The guidance should be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     Certain reclassifications have been made to the 2001 financial statements and notes to conform to the financial statement classifications used in 2002.

NOTE 2 - BUSINESS SEGMENTS:

     The Company is organized into three operating segments based on manufacturing and marketing criteria. These segments are the Refining Group, the Retail Group and Phoenix Fuel. A description of each segment and its principal products follows:

     - Refining Group: The Refining Group owns and operates the Ciniza and Bloomfield refineries in the Four Corners area of New Mexico and the Yorktown refinery in Virginia. In addition to these three refineries, the refining group owns and operates a crude oil gathering pipeline system in New Mexico that services the Four Corners refineries, two finished products distribution terminals, and a fleet of crude oil and finished product truck transports. The Company's three refineries manufacture various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks and blending components. In addition, finished products are acquired through exchange agreements, from third party suppliers and from Phoenix Fuel. These products are sold through Company-operated retail facilities, independent wholesalers and retailers, industrial/commercial accounts, and sales and exchanges with major oil companies. Crude oil, other feedstocks and blending components are purchased from third party suppliers.

     - Retail Group: The Retail Group owns and operates service stations with convenience stores or kiosks and one travel center. These operations sell various grades of gasoline, diesel fuel, general merchandise, including tobacco and alcoholic and nonalcoholic beverages, and food products to the general public through retail locations. The Refining Group or Phoenix Fuel supplies the petroleum fuels sold by the Retail Group. General merchandise and food products are obtained from third party suppliers.

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

     The total assets of each segment consist primarily of net property, plant and equipment, inventories, accounts receivable and other assets directly associated with the segment's operations. Included in the total assets of the corporate staff operations are a majority of the Company's cash and cash equivalents, various accounts receivable, net property, plant and equipment, and other long-term assets.

     Disclosures regarding the Company's reportable segments with reconciliation to consolidated totals for the three months ended June 30, 2002 and 2001, are presented below.

                                     For the Three Months Ended June 30, 2002          (In thousands)
                                     ----------------------------------------------------------------
                                     Refining   Retail   Phoenix            Reconciling
                                       Group    Group      Fuel     Other      Items     Consolidated
                                     --------  --------  --------  -------  -----------  ------------
Customer net revenues:
  Finished products:
    Four Corners operations          $ 62,137
    Yorktown operations(1)             72,834
                                     --------
    Total                            $134,971  $ 49,669  $ 64,378  $     -   $      -      $249,018
  Merchandise and lubricants                -    37,984     5,453        -          -        43,437
  Other                                 2,061     3,809       873       40          -         6,783
                                     --------  --------  --------  -------   --------      --------
    Total                             137,032    91,462    70,704       40          -       299,238
                                     --------  --------  --------  -------   --------      --------
Intersegment net revenues:
  Finished products                    39,168         -    14,067        -    (53,235)            -
  Other                                 4,351         -         -        -     (4,351)            -
                                     --------  --------  --------  -------   --------      --------
    Total                              43,519         -    14,067        -    (57,586)            -
                                     --------  --------  --------  -------   --------      --------
    Total net revenues               $180,551  $ 91,462  $ 84,771  $    40   $(57,586)     $299,238
                                     ========  ========  ========  =======   ========      ========

Operating income (loss):
  Four Corners operations            $  8,347
  Yorktown operations(1)               (3,090)
                                     --------
    Total                            $  5,257  $  1,869  $  1,567  $(4,233)  $ (1,033)     $  3,427
                                     --------  --------  --------  -------   --------
Interest expense                                                                             (9,527)
Amortization/write-off
  of financing costs                                                                           (909)
Interest income                                                                                 261
                                                                                           --------
Loss before income taxes                                                                   $ (6,748)
                                                                                           ========
Depreciation and amortization:
  Four Corners operations            $  4,083
  Yorktown operations(1)                1,080
                                     --------
    Total                            $  5,163  $  3,258  $    530  $   293   $      -      $  9,244
                                     --------  --------  --------  -------   --------      --------
Capital expenditures                 $  4,474  $    136  $     57  $   553   $      -      $  5,220


(1) Since acquisition on May 14, 2002.


                                     For the Three Months Ended June 30, 2001          (In thousands)
                                     ----------------------------------------------------------------
                                     Refining   Retail   Phoenix            Reconciling
                                       Group    Group      Fuel     Other      Items     Consolidated
                                     --------  --------  --------  -------  -----------  ------------
Customer net revenues:
  Finished products                  $ 81,720  $ 67,557  $ 80,571  $     -   $      -      $229,848
  Merchandise and lubricants                -    37,630     6,010        -          -        43,640
  Other                                 2,852     4,134       607       77          -         7,670
                                     --------  --------  --------  -------   --------      --------
    Total                              84,572   109,321    87,188       77          -       281,158
                                     --------  --------  --------  -------   --------      --------
Intersegment net revenues:
  Finished products                    52,687         -    25,577        -    (78,264)            -
  Other                                 3,507         -         -        -     (3,507)            -
                                     --------  --------  --------  -------   --------      --------
    Total                              56,194         -    25,577        -    (81,771)            -
                                     --------  --------  --------  -------   --------      --------
    Total net revenues               $140,766  $109,321  $112,765  $    77   $(81,771)     $281,158
                                     ========  ========  ========  =======   ========      ========

Operating income (loss)              $ 28,566  $  2,526  $  1,757  $(7,040)  $   (343)     $ 25,466
Interest expense                                                                             (6,040)
Amortization/write-off
  of financing costs                                                                           (198)
Interest income                                                                                 487
                                                                                           --------
Earnings before income taxes                                                               $ 19,715
                                                                                           ========
Depreciation and amortization        $  4,011  $  2,934  $    669  $   326   $      -      $  7,940
Capital expenditures                 $  1,751  $    513  $    279  $   164   $      -      $  2,707

     Disclosures regarding the Company's reportable segments with reconciliation to consolidated totals for the six months ended June 30, 2002 and 2001, are presented below.

                                     As of and for the Six Months Ended June 30, 2002  (In thousands)
                                     ----------------------------------------------------------------
                                     Refining   Retail   Phoenix            Reconciling
                                       Group    Group      Fuel     Other      Items     Consolidated
                                     --------  --------  --------  -------  -----------  ------------
Customer net revenues:
  Finished products:
    Four Corners operations          $108,947
    Yorktown operations(1)             72,834
                                     --------
    Total                            $181,781  $ 89,088  $121,159  $      -   $       -    $392,028
  Merchandise and lubricants                -    70,821    11,421         -           -      82,242
  Other                                 3,904     7,769     1,601        90           -      13,364
                                     --------  --------  --------  --------   ---------    --------
    Total                             185,685   167,678   134,181        90           -     487,634
                                     --------  --------  --------  --------   ---------    --------
Intersegment net revenues:
  Finished products                    68,761         -    26,373         -     (95,134)          -
  Other                                 8,823         -         -         -      (8,823)          -
                                     --------  --------  --------  --------   ---------    --------
    Total                              77,584         -    26,373         -    (103,957)          -
                                     --------  --------  --------  --------   ---------    --------
    Total net revenues               $263,269  $167,678  $160,554  $     90   $(103,957)   $487,634
                                     ========  ========  ========  ========   =========    ========

Operating income (loss):
  Four Corners operations            $ 17,406
  Yorktown operations(1)               (3,090)
                                     --------
    Total                            $ 14,316  $  1,197  $  3,040  $ (7,707)  $  (1,063)   $  9,783
                                     --------  --------  --------  --------   ---------
Interest expense                                                                            (15,530)
Amortization/write-off
  of financing costs                                                                         (1,117)
Interest income                                                                                 325
                                                                                           --------
Loss before income taxes                                                                   $ (6,539)
                                                                                           ========
Depreciation and amortization:
  Four Corners operations            $  8,632
  Yorktown operations(1)                1,080
                                     --------
    Total                            $  9,712  $  6,459  $  1,067  $    569   $       -    $ 17,807
                                     --------  --------  --------  --------   ---------    --------
Total assets                         $446,612  $148,860  $ 64,313  $ 60,543   $       -    $720,328
Capital expenditures                 $  5,364  $    444  $    273  $  1,471   $       -    $  7,552


(1)Since acquisition on May 14, 2002.


                                     As of and for the Six Months Ended June 30, 2001  (In thousands)
                                     ----------------------------------------------------------------
                                     Refining   Retail   Phoenix            Reconciling
                                       Group    Group      Fuel     Other      Items     Consolidated
                                     --------  --------  --------  -------  -----------  ------------
Customer net revenues:
  Finished products                  $147,769  $124,178  $162,760  $      -   $       -    $434,707
  Merchandise and lubricants                -    70,456    11,668         -           -      82,124
  Other                                 5,805     8,230     1,355       149           -      15,539
                                     --------  --------  --------  --------   ---------    --------
    Total                             153,574   202,864   175,783       149           -     532,370
                                     --------  --------  --------  --------   ---------    --------
Intersegment net revenues:
  Finished products                    91,214         -    46,590         -    (137,804)          -
  Other                                 7,168         -         -         -      (7,168)          -
                                     --------  --------  --------  --------   ---------    --------
    Total                              98,382         -    46,590         -    (144,972)          -
                                     --------  --------  --------  --------   ---------    --------
    Total net revenues               $251,956  $202,864  $222,373  $    149   $(144,972)   $532,370
                                     ========  ========  ========  ========   =========    ========

Operating income (loss)              $ 39,651  $  2,164  $  3,225  $(11,866)  $    (482)   $ 32,692
Interest expense                                                                            (12,083)
Amortization/write-off
  of financing costs                                                                           (397)
Interest income                                                                               1,050
                                                                                           --------
Earnings before income taxes                                                               $ 21,262
                                                                                           ========
Depreciation and amortization        $  7,960  $  5,920  $  1,329  $    645   $       -    $ 15,854
Total assets                         $229,354  $150,238  $ 75,173  $ 79,564   $       -    $534,329
Capital expenditures                 $  3,147  $    933  $    578  $    271   $       -    $  4,929

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS:

     On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 141, "Business Combinations" addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition.

     SFAS No. 142, among other things, specifies that goodwill and certain intangible assets with indefinite lives no longer be amortized, but instead be subject to periodic impairment testing. Previously recognized goodwill and certain intangible assets with indefinite lives are to be initially tested for impairment as of the beginning of 2002.

     In the first quarter of 2002, the Company determined that there was no impairment to its indefinite lived intangible assets. These indefinite lived intangible assets will continue to be evaluated for impairment as required by SFAS No. 142.

     During the second quarter of 2002, the Company completed the transitional impairment test for goodwill as required by SFAS No. 142. The Company identified three reporting units for the purpose of this transitional impairment test. The fair value of each reporting unit was determined using a discounted cash flow model based on assumptions applicable to each reporting unit. The fair value of the reporting units exceeded their respective carrying amounts, including goodwill. As a result, the goodwill of each reporting unit is considered not impaired and the second step of the impairment test, to measure the amount of an impairment loss, is not necessary. The Company has elected to conduct its annual goodwill impairment test as of the beginning of each fiscal year. If events and circumstances indicate that goodwill of a reporting unit might be impaired, goodwill will be tested for impairment when the impairment indicator arises.

     At June 30, 2002 and December 31, 2001, the Company had goodwill of $19,815,000, of which $14,722,000 related to the acquisition of Phoenix Fuel, $4,968,000 related to various retail acquisitions and the remainder to the acquisition of certain refining assets.

     Intangible assets with finite lives will continue to be amortized over their respective useful lives and will be tested for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."



     A summary of intangible assets, which are included in Other Assets in the Condensed Consolidated Balance Sheet, at June 30, 2002 is presented below:

                                   Gross                      Net
                                  Carrying   Accumulated    Carrying
(In thousands)                     Value     Amortization    Value
--------------------------------------------------------------------
Amortized intangible assets:
    Rights-of-way                  $  3,564     $ 2,290      $ 1,274
    Contracts                         3,971       3,417          554
--------------------------------------------------------------------
                                      7,535       5,707        1,828
--------------------------------------------------------------------
Unamortized intangible assets:
    Liquor licenses                   7,303           -        7,303
--------------------------------------------------------------------
Total intangible assets            $ 14,838     $ 5,707      $ 9,131
====================================================================

     In the second quarter of 2002, the remaining right-of-way costs relating to certain pipeline assets that were sold were written off. These rights-of-way had an original cost of approximately $21,000 and accumulated amortization of approximately $6,900.

     Intangible asset amortization expense for the six months ended June 30, 2002 was $146,000. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years is as follows:

                (In thousands)
                ----------------------------
                2002                   $ 144
                2003                     289
                2004                     289
                2005                     289
                2006                     286
                2007                     185

     The following sets forth a reconciliation of net earnings (loss) and earnings (loss) per share information for the three and six months ended June 30, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142.

                                                     Three Months          Six Months
                                                    Ended June 30,        Ended June 30,
------------------------------------------------------------------------------------------
 (In thousands)                                      2002       2001      2002       2001
------------------------------------------------------------------------------------------
Reported net earnings (loss)                      $ (4,284)  $ 11,953  $ (4,161)  $ 12,903
Add:  Goodwill amortization, net of tax effect           -        161         -        321
------------------------------------------------------------------------------------------
Adjusted net earnings (loss)                      $ (4,284)  $ 12,114  $ (4,161)  $ 13,224
==========================================================================================
Basic earnings (loss) per share:
  Reported net earnings (loss)                    $  (0.50)  $   1.33  $  (0.49)  $   1.44
  Adjusted net earnings (loss)                    $  (0.50)  $   1.35  $  (0.49)  $   1.48

Diluted earnings (loss) per share:
  Reported net earnings (loss)                    $  (0.50)  $   1.33  $  (0.49)  $   1.44
  Adjusted net earnings (loss)                    $  (0.50)  $   1.35  $  (0.49)  $   1.47

NOTE 4 - ACQUISITIONS AND DISPOSITIONS:

     On May 14, 2002, the Company acquired the 61,900 bpd Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc. (collectively "BP") for $127,500,000 plus $65,182,000 for the value of inventory at closing, the assumption of certain liabilities, and a conditional earn-out. The liabilities assumed include certain environmental obligations of approximately $7,500,000, certain pension and retiree medical obligations of approximately $9,400,000, and certain personnel obligations of approximately $300,000. In addition, the Company incurred direct costs related to this transaction of approximately $2,000,000.

     As part of the Yorktown acquisition, the Company agreed to pay to BP, beginning in 2003 and concluding at the end of 2005, earn-out payments up to a maximum of $25,000,000 when the average monthly spreads for regular reformulated gasoline or No. 2 distillate over West Texas Intermediate equivalent light crude oil on the New York Mercantile Exchange exceed $5.50 or $4.00 per barrel, respectively.

     The Yorktown acquisition was funded with cash on hand, $32,000,000 in borrowings under the Company's new $100,000,000 senior secured revolving credit facility, $40,000,000 in borrowings from a new senior secured mortgage loan facility, and part of the proceeds from the issuance of $200,000,000 of 11% Senior Subordinated Notes due 2012. In addition, the Company incurred approximately $13,704,000 of financing costs in connection with these obligations. (See Note 8 for a discussion of the these obligations).

     Under SFAS No. 141, "Business Combinations", the Yorktown acquisition was accounted for as a purchase, whereby the purchase price will be allocated to the assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The accompanying financial statements reflect the preliminary purchase price allocation. The Company is in the process of completing the review and determination of fair values of assets acquired and liabilities assumed. Accordingly, the allocation of purchase price is subject to revision, which is not expected to be material, based on a final determination of appraised and other fair values. The June 30, 2002 financial statements include the results of operations of the Yorktown acquisition since the date of acquisition.

     The preliminary purchase price allocation as of June 30, 2002, including direct costs incurred in the Yorktown acquisition, is as follows:

Property, plant and equipment                            $ 132,600
Other assets                                                 3,000
Deferred income tax assets                                   6,400
Inventories:
  Feedstocks and refined products                           65,200
  Materials and supplies                                     4,400
Environmental liabilities assumed                           (7,500)
Pension and retiree medical obligations assumed             (9,400)
------------------------------------------------------------------
    Total cash purchase price                            $ 194,700
==================================================================

     The following unaudited pro forma financial information for the three and six months ended June 30, 2002 and 2001 gives effect to the (i) Yorktown acquisition, (ii) financing transactions described above, and
(iii) redemption of the Company's $100,000,000 of 9 3/4% Senior Subordinated Notes due 2003 (the "9 3/4% Notes"), as if each had occurred at the beginning of the periods presented. The pro forma results include estimates and assumptions which management believes to be reasonable, based upon limited available information from BP. This pro forma information is not necessarily indicative of the results of future operations.

                                           Three Months          Six Months
                                          Ended June 30,        Ended June 30,
--------------------------------------------------------------------------------
(In thousands except per share data)      2002       2001      2002       2001
--------------------------------------------------------------------------------
Revenues                                $364,946   $456,991  $688,042   $876,803
Net earnings (loss)                     $ (6,505)  $ 13,253  $(15,558)  $ 14,823
Net earnings (loss) per share:
  Basic                                 $  (0.76)  $   1.48  $  (1.82)  $   1.66
  Diluted                               $  (0.76)  $   1.48  $  (1.82)  $   1.65

     On August 12, 2002, the Company entered into purchase and sale agreements for the sale of nine retail units in the Phoenix marketing area. The sale of two of the units is subject to the non-exercise of rights of first refusal to purchase held by third parties. The Company expects that these transactions could close in the third quarter of 2002.

     Also, on July 31, 2002, the Company entered into a letter of intent for the sale of its remaining 26 retail units in the Phoenix and Tucson marketing areas and is in the process of negotiating a purchase agreement which would be contingent upon the potential buyer obtaining lender financing on satisfactory terms. The Company expects that this transaction could close sometime in the fourth quarter of 2002. In the second quarter of 2002, the Company recorded an impairment loss of $1,272,000 related to certain of these units based on an estimate of fair value as compared to the carrying value of each unit, in accordance with SFAS No. 144.

     Both of the transactions are subject to the approval of the Company's Board of Directors. If both of these transactions are completed, the Company expects to receive over $30,000,000 in proceeds and to record a net overall gain of approximately $2,000,000 before income taxes.

     In addition, the Company is in the process of negotiating for the possible sale of its corporate headquarters building. These negotiations are in a very preliminary stage and, accordingly, the Company does not know whether this transaction will occur.

     In addition to Board approval, these potential sales are subject to other customary conditions, and, in the case of the sale of the 26 retail units, the negotiation of an acceptable purchase agreement and the potential buyer obtaining lender financing on satisfactory terms.
Accordingly, there can be no assurance that the Company will complete these potential sales when expected or at all.

     The Company hopes to use the proceeds from these potential sales, and savings or proceeds generated from other parts of the Company's debt reduction initiative, to reduce long-term debt by $50,000,000 prior to year-end.

NOTE 5 - EARNINGS PER SHARE:

     The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net earnings (loss):

                                                Three Months Ended June 30,
------------------------------------------------------------------------------------------------
                                           2002                               2001
------------------------------------------------------------------------------------------------
                                                        Per                                Per
                                Loss        Shares     Share      Earnings     Shares     Share
                             (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount
------------------------------------------------------------------------------------------------
Earnings (loss) per common
  share - basic:

  Net earnings (loss)         $(4,284,000)  8,566,271  $(0.50)   $11,953,000   8,957,684   $1.33

  Effect of dilutive
    stock options                       -           -*      -              -      21,992       -
------------------------------------------------------------------------------------------------
Earnings (loss) per common
  share - assuming dilution:

  Net earnings (loss)         $(4,284,000)  8,566,271  $(0.50)   $11,953,000   8,979,676   $1.33
================================================================================================

*The additional shares would be antidilutive due to the net loss.

                                                  Six Months Ended June 30,
------------------------------------------------------------------------------------------------
                                           2002                               2001
------------------------------------------------------------------------------------------------
                                                        Per                                Per
                                Loss        Shares     Share      Earnings     Shares     Share
                             (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount
                             ----------- ------------- ------   ----------- ------------- ------
Earnings (loss) per common
  share - basic:

  Net earnings (loss)         $(4,161,000)  8,560,109  $(0.49)   $12,903,000   8,952,873   $1.44

  Effect of dilutive
    stock options                       -           -*      -              -      13,859       -
------------------------------------------------------------------------------------------------
Earnings (loss) per common
  share - assuming dilution:

  Net earnings (loss)         $(4,161,000)  8,560,109  $(0.49)   $12,903,000   8,966,732   $1.44
================================================================================================

*The additional shares would be antidilutive due to the net loss.

     On April 29, 2002, 17,900 stock options granted May 1, 1992, were exercised. These stock options were scheduled to expire on April 30, 2002.

     At June 30, 2002, there were 8,571,779 shares of the Company's common stock outstanding. There were no transactions subsequent to June 30, 2002, that if the transactions had occurred before June 30, 2002, would materially change the number of common shares or potential common shares outstanding as of June 30, 2002.

NOTE 6 - INVENTORIES:

                                                        June 30,    December 31,
--------------------------------------------------------------------------------
(In thousands)                                           2002           2001
--------------------------------------------------------------------------------
First-in, first-out ("FIFO") method:
  Crude oil                                             $  41,385       $ 12,835
  Refined products                                         55,175         21,982
  Refinery and shop supplies                               12,989          8,111
  Merchandise                                               2,961          3,928
Retail method:
  Merchandise                                               8,680          9,179
--------------------------------------------------------------------------------
    Subtotal                                              121,190         56,035
Adjustment for last-in, first-out ("LIFO") method           1,171          5,996
Allowance for lower of cost or market                           -         (3,302)
--------------------------------------------------------------------------------
    Total                                               $ 122,361       $ 58,729
================================================================================

     The portion of inventories valued on a LIFO basis totaled $87,507,000 and $30,872,000 at June 30, 2002 and December 31, 2001, respectively. The following data will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at June 30, 2002 and 2001, net earnings (loss) and diluted earnings (loss) per share for the three months ended June 30, 2002 and 2001, would have been higher (lower) by $1,003,000 and $0.12, and $(342,000) and $(0.04), respectively, and net earnings (loss) and diluted earnings (loss) per share for the six months ended June 30, 2002 and 2001 would have been higher (lower) by $914,000 and $0.11, and $(2,144,000) and $(0.24), respectively.

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

NOTE 7 - DERIVATIVE INSTRUMENTS:

     The Company is exposed to various market risks, including changes in certain commodity prices and interest rates. To manage the volatility relating to these normal business exposures, the Company, from time to time, uses commodity futures and options contracts to reduce price volatility, to fix margins in its refining and marketing operations and to protect against price declines associated with its crude oil and finished products inventories. In the second quarter of 2002, the Company entered into various crude oil futures contracts in order to economically hedge crude oil inventories and crude oil purchases for the Yorktown refinery operations. For the second quarter of 2002, the Company recorded gains on these contracts of approximately $1,970,000 in cost of products sold. These transactions did not qualify for hedge accounting in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, and accordingly were marked to market each month. At June 30, 2002, the Company had 525 open crude oil futures contracts with associated losses of approximately $114,000.

NOTE 8 - LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                 June 30,     December 31,
-------------------------------------------------------------------------
 (In thousands)                                    2002           2001
-------------------------------------------------------------------------
11% senior subordinated notes, due 2012, net
  of unamortized discount of $5,815,
  interest payable semi-annually                 $ 194,185      $       -
9% senior subordinated notes, due 2007,
  interest payable semi-annually                   150,000        150,000
9 3/4% senior subordinated notes, due 2003,
  interest payable semi-annually                         -        100,000
Senior secured revolving credit facility,
  due 2005, floating interest rate,
  interest payable quarterly                        60,000              -
Senior secured mortgage loan facility,
  due 2005, floating interest rate,
  interest payable quarterly                        38,889              -
Capital lease obligations, 11.3%, due
  through 2007, interest payable monthly             6,703          6,703
Other                                                   68             91
-------------------------------------------------------------------------
  Subtotal                                         449,845        256,794
Less current portion                               (12,926)           (45)
-------------------------------------------------------------------------
  Total                                          $ 436,919      $ 256,749
=========================================================================

     On May 14, 2002, in conjunction with the Yorktown acquisition, the Company issued $200,000,000 in aggregate principal amount of outstanding notes (the "11% Notes") in a private placement under Rule 144A under the Securities Act. The 11% Notes were issued at a discount of $5,856,000 to effectively yield 11 1/2%. The proceeds from the sale of the 11% Notes, together with cash on hand and initial borrowings under the Company's new senior secured credit facilities, were used to fund the acquisition of the Yorktown refinery and associated inventory, to redeem all $100,000,000 of the Company's 9 3/4% Notes, and to pay related transaction fees and expenses. The 11% Notes mature on May 15, 2012, with interest payable semi-annually on May 15 and November 15 of each year.

     The 11% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis, by each of the Company's existing and future domestic restricted subsidiaries. The outstanding notes and the guarantees are unsecured senior subordinated obligations of Giant and each guarantor, respectively. Accordingly, they will rank:

     - behind all existing and future senior debt of Giant and each guarantor, respectively, including our new senior secured credit facilities;

     - equally with all existing and future unsecured senior subordinated debt of Giant and each guarantor, respectively, including the $150,000,000 principal amount of 9% senior subordinated notes due 2007; and

     - ahead of any future debt of Giant and each guarantor, respectively, that expressly provides that it is subordinated to the 11% Notes.

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

     In addition, at any time prior to May 15, 2007, the Company may redeem all or part of the 11% Notes at a redemption price equal to the sum of (i) the principal amount thereof; (ii) accrued and unpaid interest, if any; and (iii) the Make-Whole Premium. The "Make-Whole Premium" means the greater of (x) 1% of the principal amount of the 11% Notes or (y) the excess of (A) the present value at the date of redemption of (1) the redemption price at May 15, 2007 as described above plus (2) all remaining required interest payments (exclusive of interest accrued and unpaid to the date of redemption) due on the 11% Notes through May 15, 2007, computed using a discount equal to the Treasury Rate plus 50 basis points, over (B) the then outstanding principal amount of the 11% Notes.

     In addition, on or before May 15, 2005, the Company may redeem up to 35% of the aggregate principal amount of the 11% Notes at a redemption price of 111% of the principal amount thereof, plus accrued and unpaid interest, if any, with the net cash proceeds from certain equity offerings. Such redemptions may only be made, however, if at least 65% of the aggregate principal amount of the 11% Notes originally issued remains outstanding after each such redemption.

     In accordance with a Registration Rights Agreement entered into in connection with the sale of the 11% Notes, the Company filed a registration statement with the Securities and Exchange Commission enabling the holders of the 11% Notes to exchange the 11% Notes for publicly registered exchange notes with substantially identical terms as the 11% Notes. The Company will accept any and all outstanding 11% Notes validly tendered and not withdrawn prior to 5:00 p.m., New York City time, on September 9, 2002.

     In 1997, the Company issued $150,000,000 of 9% senior subordinated notes due 2007 (the "9% Notes"). The indenture supporting the 9% Notes contain restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens, to incur or guarantee debt, to pay dividends, to repurchase shares of the Company's common stock, to sell certain assets or subsidiary stock, to engage in certain mergers, to engage in certain transactions with affiliates or to alter the Company's current line of business. In addition, subject to certain conditions, the Company is obligated to offer to purchase a portion of the 9% Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, the Company would be required to offer to purchase all of the 9% Notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase.

     At any time on or after September 1, 2002, the Company may, at its option, redeem all or any portion of the 9% Notes at the redemption prices (expressed as percentages of the principal amount of the 9% Notes) set forth below, plus, in each case, accrued interest thereon to the applicable redemption date, if redeemed during the 12-month period beginning September 1 of the years indicated, as follows: 2002 - 104.5%, 2003 - 103.0%, 2004 - 101.5%, and 2005 and thereafter - 100%.

     The 11% Notes and the 9% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis, by each of the Company's existing and future domestic restricted subsidiaries, subject to a limitation designed to ensure that such guarantees do not constitute a fraudulent conveyance. Except as otherwise provided in the indentures pursuant to which the notes were issued, there are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to the Company in certain circumstances.

     Separate financial information for the subsidiary guarantors of both the 11% Notes and the 9% Notes and the parent company are not provided as the parent company has no independent assets or operations, the guarantees are full and unconditional and joint and several, any of the subsidiaries of the Company other than the subsidiary guarantors are minor, and the separate financial statements and other disclosures concerning the subsidiaries are not deemed material to investors.

     On June 28, 2002, the Company redeemed all $100,000,000 of the 9 3/4% Notes at par plus accrued interest. To permit this redemption, the Company obtained a consent from the holders of the 9% Notes at a cost of approximately $1,200,000.

     In connection with the Yorktown acquisition, the Company also entered into a new $100,000,000 three-year senior secured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility replaced the Company's $65,000,000 amended and restated credit agreement. The obligations under this facility have been guaranteed by each of the Company's principal subsidiaries and secured by a security interest in the personal property of the Company and the personal property of the Company's subsidiaries, including accounts receivable, inventory, contracts, chattel paper, trademarks, copyrights, patents, license rights, deposit and investment accounts and general intangibles, but excluding most fixed assets. The new Credit Facility is due and payable in full in three years on May 13, 2005.

     The Credit Facility is primarily a working capital and letter of credit facility. The Credit Facility also allows the Company to borrow up to $10,000,000 for other acquisitions as defined in the Credit Facility. The availability of funds under this facility is the lesser of (i) $100,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At June 30, 2002, the availability of funds under the Credit Facility was $100,000,000. There were $60,000,000 in direct borrowings outstanding under this facility at June 30, 2002, and there were approximately $6,877,000 of irrevocable letters of credit outstanding, primarily to crude oil suppliers, insurance companies and regulatory agencies. At August 9, 2002 there were $40,000,000 in direct borrowings outstanding under this facility and there were approximately $11,102,000 of irrevocable letters of credit outstanding.

     The interest rate applicable to the Credit Facility is tied to various short-term indices. At June 30, 2002, this rate was approximately 4.5% per annum. The Company is required to pay a quarterly commitment fee of 0.50% per annum of the unused amount of the facility.

     The Credit Facility contains negative covenants limiting, among other things, the Company's ability, and the ability of the Company's subsidiaries, to incur additional indebtedness; create liens; dispose of assets; consolidate or merge; make loans and investments; enter into transactions with affiliates; use loan proceeds for certain purposes; guarantee obligations and incur contingent obligations; enter into agreements restricting the ability of subsidiaries to pay dividends to the Company; make distributions or stock repurchases; make significant changes in accounting practices or change the Company's fiscal year; and except on terms acceptable to the senior secured lenders, to prepay or modify subordinated indebtedness.

     The Credit Facility also requires the Company to maintain certain financial ratios, each calculated on a pro forma basis for the Yorktown acquisition, including maintaining a minimum consolidated tangible net worth, a minimum fixed charge coverage ratio, a total leverage ratio, and a senior leverage ratio of consolidated senior indebtedness to consolidated EBITDA.

     The Company's failure to satisfy any of these financial covenants is an event of default under the Credit Facility. The Credit Facility also includes other customary events of default, including, among other things, a cross-default to the Company's other material indebtedness and certain changes of control.

     In connection with the Yorktown acquisition, the Company also entered into a new $40,000,000 three-year senior secured mortgage loan facility (the "Loan Facility") with a group of financial institutions. The loan is secured by the Yorktown refinery property, fixtures and equipment, excluding inventory, accounts receivable and other Yorktown refinery assets securing the Credit Facility. The Company and its principal subsidiaries have guaranteed the loan.

     The Company issued notes to the lenders, which bear interest at a rate that is tied to various short-term indices. At June 30, 2002, this rate was approximately 6.2% per annum. The notes fully amortize during the three-year term as follows: 2002 - $7,778,000, 2003 - $10,222,000, 2004 -
$11,111,000, and 2005 - $10,889,000.

     The Loan Facility contains negative covenants limiting the Company's ability and the ability of the Company's subsidiaries to, among other things, incur debt; create liens; dispose of assets; consolidate or merge; make loans and investments; enter into transactions with affiliates; use loan proceeds for certain purposes; guarantee obligations and incur contingent obligations; pay dividends or make distributions or stock repurchases; make significant changes in accounting practices; or change the Company's fiscal year.

     The Company's failure to satisfy any of these financial covenants is an event of default under the Loan Facility. The Loan Facility also includes other customary events of default, including, among other things, a cross-default to the Company's other material indebtedness and certain changes of control.

     The Loan Facility also requires the Company to maintain certain financial ratios, including maintaining (a) ratios substantially the same as the Credit Facility and (b) a total senior debt to tangible net worth (consolidated senior funded indebtedness to total consolidated net worth less intangible assets) ratio.

    The Company also had approximately $6,703,000 of capital lease obligations outstanding at June 30, 2002, which require annual lease payments of approximately $753,000, all of which are recorded as interest expense. The Company intends to purchase the assets associated with these lease obligations pursuant to options to purchase during the remaining lease period of approximately five years for $6,703,000, of which $2,000,000 has been paid in advance and is recorded in "Other Assets" in the Company's Consolidated Balance Sheets.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

     Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company's business, including those matters described below, are pending against the Company and certain of its subsidiaries. Certain of these matters involve or may involve significant claims for compensatory, punitive or other damages. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at June 30, 2002, which may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company's recorded accruals should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of these matters could result in a material adverse effect on the Company's results of operations for a particular reporting period.

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

     The Company received a draft compliance order from the New Mexico Environment Department ("NMED") in June 2002 in connection with five alleged violations of air quality regulations at the Ciniza refinery. These alleged violations relate to an inspection completed in April 2001. Potential penalties could be as high as $564,000.

     In August 2002, the Company received a draft notice of violation from NMED in connection with five alleged violations of air quality regulations at the Bloomfield refinery. These alleged violations relate to an inspection completed in August and September of 2001. The Company has no information at this time on the amount of potential penalties that may be sought by NMED for the Bloomfield refinery.

     The Company expects to provide information to NMED with respect to both of the above matters that may result in the modification or dismissal of some of the alleged violations and reductions in the amount of potential penalties.

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

     The Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank (the "Tank") that was located in Bloomfield, New Mexico. The Company believes that all or a portion of the Tank and the 5.5 acres owned by the Company on which the Tank was located may have been a part of a refinery, owned by various other parties, that, to the Company's knowledge, ceased operations in the early 1960s. Based upon a January 13, 2000 report filed with OCD, it appears possible that contaminated groundwater is contained within the property boundaries and does not extend offsite. The Company anticipates that OCD will not require remediation of offsite soil based upon the low contaminant levels found there. In the course of conducting cleanup activities approved by OCD, it was discovered that the extent of contamination was greater than anticipated. The Company received approval to conduct a pilot bioventing project to address remaining contamination at the site, which was completed on June 26, 2001, at a cost of approximately $15,000. Based on the results of the pilot project, the Company submitted a remediation plan to OCD that proposes the use of bioventing to address remaining contamination. This remediation plan was approved by OCD on June 13, 2002. The Company anticipates that it will incur approximately $150,000 in remediation expenses in connection with this plan over a period of one to two years, and the Company has created an environmental reserve in this amount.

     The Company has assumed certain liabilities and obligations in connection with the purchase of the Yorktown refinery, but the Company has been provided with specified levels of indemnification for certain matters. These liabilities and obligations include, subject to certain exceptions and indemnifications, all obligations, responsibilities, liabilities, costs and expenses under health, safety and environmental laws, caused by, arising from, incurred in connection with or relating in any way to the ownership of the refinery or its operation. The Company has agreed to indemnify BP from and against losses of any kind incurred in connection with, or related to, liabilities and obligations assumed by the Company. The Company only has limited indemnification rights against BP.

     The environmental obligations assumed include BP's responsibilities and liabilities under a consent decree among various parties covering many locations. Parties to the consent decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. BP entered into the consent decree on August 29, 2001. As applicable to the Yorktown refinery, the consent decree requires, among other things, reduction of NOx, SO2 and particulate matter emissions and upgrades to the refinery's leak detection and repair program. The Company estimates that it will incur capital expenditures of between $20,000,000 and $27,000,000 to comply with the consent decree and that these costs will be incurred over a period of approximately five years, although the Company believes most of the expenditures will be incurred in 2006. In addition, the Company estimates that it will incur operating expenses associated with the requirements of the consent decree of between $1,700,000 and $2,700,000 per year, beginning in 2002.

     The environmental obligations assumed in connection with the Yorktown acquisition also include BP's obligations under an administrative order issued by EPA in 1991 pursuant to the Resource Conservation and Recovery Act, or "RCRA." The order requires an investigation of certain areas of the refinery and the development of measures to correct any releases of contaminants or hazardous constituents found in these areas. A RCRA Facility Investigation and a Corrective Measures Study, or "RFI/ CMS," already has been prepared. It was revised by BP, in draft form, to incorporate comments from EPA and the Virginia Department of Environmental Quality, although a final RFI/CMS has not yet been approved. The draft RFI/CMS proposes certain investigation, sampling, monitoring, and cleanup measures, including the construction of an on-site corrective action management unit that would be used to consolidate hazardous materials associated with these measures. These proposed actions relate to soil, sludge, and remediation wastes relating to certain solid waste management units, groundwater in the aquifers underlying the refinery, and surface water and sediment in a small pond and tidal salt marsh on the refinery property. The Company estimates that expenses associated with the actions described in the proposed RFI/CMS will be approximately $15,000,000, and will be incurred over a period of approximately 30 years, with approximately $5,000,000 of this amount being incurred over an initial 6-year period. The Company may not be responsible, however, for all of these expenditures as a result of the environmental indemnification provisions included in the purchase agreement with BP, as more fully discussed below.

     BP has agreed to indemnify, defend, save and hold the Company harmless from and against all losses that are caused by, arising from, incurred in connection with or relate in any way to property damage caused by, or any environmental remediation required due to, a violation of health, safety and environmental laws during the operation of the refinery by BP. In order to have a claim against BP, however, the aggregate of all such losses must exceed $5,000,000, in which event a claim only relates to the amount exceeding $5,000,000. After $5,000,000 is reached, a claim is limited to 50% of the amount by which the losses exceed $5,000,000 until the aggregate of all such losses exceeds $10,000,000. After $10,000,000 is reached, a claim would be for 100% of the amount by which the losses exceed $10,000,000. In applying these provisions, losses amounting to less that $250,000 in the aggregate arising out of the same occurrence or matter are not aggregated with any other losses for purposes of determining whether and when the $5,000,000 or $10,000,000 has been reached. After the $5,000,000 or $10,000,000 has been reached, BP has no obligation to indemnify the Company with respect to such matters for any losses amounting to less than $250,000 in the aggregate arising out of the same occurrence or matter. Except as specified in the Yorktown purchase agreement, in order to seek indemnification from BP, the Company must notify BP of a claim within two years following the closing date. Further, BP's aggregate liability for indemnification under the refinery purchase agreement, including liability for environmental indemnification, is limited to $35,000,000.

     As of June 30, 2002, the Company had an environmental liability accrual of approximately $9,800,000. Approximately $7,500,000 of the accrual is for certain environmental obligations assumed in connection with the acquisition of the Yorktown refinery. Approximately $1,500,000 of the accrual is for the following previously discussed projects: (i) the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of the Company's inactive Farmington refinery; (ii) environmental obligations assumed in connection with the acquisition of the Bloomfield Refinery; and (iii) hydrocarbon contamination on and adjacent to the 5.5 acres that the Company owns in Bloomfield, New Mexico. The remaining amount of the accrual relates to the closure of certain solid waste management units at the Ciniza Refinery, which is being conducted in accordance with the refinery's Resource Conservation and Recovery Act permit; closure of the Ciniza Refinery land treatment facility including post-closure expenses; and certain other smaller matters. The environmental accrual is recorded in the current and long-term sections of the Company's Condensed Consolidated Balance Sheets.

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

     Giant Arizona leases approximately 8,176 square feet of space from a limited liability company in which the Company's former Chairman and Chief Executive Officer ("CCEO") owns a 51% interest. Pursuant to a sublease between Giant Arizona and a separate limited liability company controlled by its former CCEO, Giant Arizona subleases the space to such entity for use as an inn. The initial term for each of the lease and the sublease is for five years, terminating on June 30, 2003, with one option to renew for an additional five years, and the annual rent under each currently is $21.76 per square foot. The rent is subject to adjustment annually based on changes in the Consumer Price Index. The sublease also provides that the Company may terminate the sublease at any time upon 120 days prior written notice. The owner of the 49% interest in the lessor has notified Giant Arizona that the sublessee is delinquent on the payment of the rent due, and on or about December 28, 2001, such owner filed a derivative lawsuit for and on behalf of the lessor against Giant Arizona to collect all amounts owing under the lease. The suit is for the recovery of rents past due and owing in excess of $156,990 from August 1, 2000 through the date of the complaint. The plaintiff claims that the amount owing at June 30, 2002 is approximately $347,500. Pursuant to a letter dated January 16, 2002, the Company made a formal demand on the sublessee for the sublessee to pay all of the past due amounts. In addition, the Company filed a motion to dismiss or, alternatively, to compel binding arbitration pursuant to the terms of the lease. The court has ruled that the arbitration clause applies, and has referred the dispute to the arbitrators. On May 23, 2002, the Company also made a separate demand for arbitration against the sublessee and a request to consolidate the two arbitrations. In July 2002, the plaintiff filed a motion for summary judgment in the arbitration.

     James E. Acridge was terminated as the Company's President and Chief Executive Officer on March 29, 2002, although he remains on the Board of Directors. The Company paid Mr. Acridge the equivalent of his pre-termination base salary until July 26, 2002. In addition, the Company extended the exercise period of Mr. Acridge's stock options until June 29, 2003.

     On July 22, 2002, Mr. Acridge filed a lawsuit in the Superior Court of Arizona for Maricopa County against Messrs. Holliger, Gust, Cox, Bullerdick, Bernitsky, Kalen, Rapport, and as yet unidentified accountants, auditors, appraisers, attorneys, bankers and professional advisors. The complaint alleges a breach of Mr. Acridge's employment agreement with the Company, and states that he is invoking his right to arbitrate, separate from the lawsuit, the termination of his employment and the Company's alleged breach of the implied covenant of good faith and fair dealing. The Company intends to defend any such arbitration proceeding vigorously. With respect to the defendants in the complaint, Mr. Acridge alleges that they intentionally and wrongfully interfered with his employment agreement and caused the Company to fire him. The complaint seeks unspecified general damages for pain, suffering and inconvenience, special damages including lost benefits of employment and lost business opportunities, punitive damages, and costs and attorneys' fees. This suit will be defended vigorously. The defendants may be entitled to indemnification from the Company in connection with the defense of, and any liabilities arising out of, this lawsuit.

     In addition, the Company has been informed that Mr. Acridge, and at least one entity controlled by Mr. Acridge, have commenced Chapter 11 Bankruptcy proceedings.

NOTE 10 - OTHER:

     In the first quarter of 2002, the Company revised its estimate for accrued management incentive bonuses for the year ended December 31, 2001, following the determination of bonuses to be paid to employees. This resulted in an increase in net earnings for the first quarter of 2002 and a reduction of the net loss for the six months ended June 30, 2002 of approximately $283,000 or $0.03 per share.

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

     The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain critical accounting policies that materially affect the amounts recorded in the consolidated financial statements are the use of the last in, first-out ("LIFO") method of valuing certain inventories, the accounting for certain environmental remediation liabilities, the accounting for certain related party transactions, and assessing the possible impairment of certain long-lived assets. There have been no changes to these policies in 2002.

RESULTS OF OPERATIONS

     Included below are certain operating results and operating data for the Company and its operating segments.

                                                     Three Months           Six Months
                                                    Ended June 30,         Ended June 30,
-------------------------------------------------------------------------------------------
(In thousands, except per share data)              2002        2001       2002       2001
-------------------------------------------------------------------------------------------
Net revenues                                    $ 299,238  $ 281,158   $ 487,634  $ 532,370
Cost of products sold                             246,385    209,917     388,224    410,419
-------------------------------------------------------------------------------------------
Gross margin                                       52,853     71,241      99,410    121,951

Operating expenses                                 33,260     28,737      59,671     57,585
Depreciation and amortization                       9,244      7,940      17,807     15,854
Selling, general and administrative expenses        5,889      8,755      11,086     15,338
Net loss on disposal/write-down of assets           1,033        343       1,063        482
-------------------------------------------------------------------------------------------
Operating income                                    3,427     25,466       9,783     32,692

Interest expense                                   (9,527)    (6,040)    (15,530)   (12,083)
Amortization/write-off of financing costs            (909)      (198)     (1,117)      (397)
Interest and investment income                        261        487         325      1,050
-------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                (6,748)    19,715      (6,539)    21,262

Provision (benefit) for income taxes               (2,464)     7,762      (2,378)     8,359
-------------------------------------------------------------------------------------------
Net earnings (loss)                             $  (4,284) $  11,953   $  (4,161) $  12,903
===========================================================================================

Net earnings (loss) per common share:
  Basic                                         $   (0.50) $    1.33   $   (0.49) $    1.44
===========================================================================================
  Assuming dilution                             $   (0.50) $    1.33   $   (0.49) $    1.44
===========================================================================================

Net revenues:(1)
  Refining Group:
    Four Corners                                $ 107,651  $ 140,766   $ 190,369  $ 251,956
    Yorktown                                       72,900          -      72,900          -
  Retail Group                                     91,462    109,321     167,678    202,864
  Phoenix Fuel                                     84,771    112,765     160,554    222,373
  Other                                                40         77          90        149
  Intersegment                                    (57,586)   (81,771)   (103,957)  (144,972)
-------------------------------------------------------------------------------------------
  Consolidated                                  $ 299,238  $ 281,158   $ 487,634  $ 532,370
===========================================================================================
Income (loss) from operations:(1)
  Refining Group:
    Four Corners                                $   8,347  $  28,566   $  17,406  $  39,651
    Yorktown                                       (3,090)         -      (3,090)         -
  Retail Group                                      1,869      2,526       1,197      2,164
  Phoenix Fuel                                      1,567      1,757       3,040      3,225
  Other                                            (4,233)    (7,040)     (7,707)   (11,866)
  Net loss on disposal/write-down of assets        (1,033)      (343)     (1,063)      (482)
-------------------------------------------------------------------------------------------
  Consolidated                                  $   3,427  $  25,466   $   9,783  $  32,692
===========================================================================================
(1) The Refining Group owns and operates the Company's three refineries, its crude oil gathering pipeline system, two finished products distribution terminals, and a fleet of crude oil and finished product truck transports. The Retail
    Group consists of service stations with convenience stores or kiosks and one travel center. Phoenix Fuel is a wholesale petroleum products distribution operation, which includes several lubricant and bulk petroleum distribution plants, an unmanned fleet fueling ("cardlock") operation, a bulk lubricant terminal facility, and a fleet of finished product and lubricant delivery trucks. The Other category is primarily Corporate staff operations.

                                               Three Months          Six Months
                                              Ended June 30,        Ended June 30,
------------------------------------------------------------------------------------
                                             2002       2001       2002       2001
------------------------------------------------------------------------------------
REFINING GROUP OPERATING DATA:
  Four Corners Operations:
    Crude Oil/NGL Throughput (BPD)           33,144     35,398     33,463     34,413
    Refinery Sourced Sales Barrels (BPD)     34,060     35,709     32,618     33,194
    Average Crude Oil Costs ($/Bbl)        $  23.48   $  26.28   $  21.17   $  27.06
    Refining Margins ($/Bbl)               $   6.41   $  12.27   $   6.86   $  10.41

  Yorktown Operations:*
    Crude Oil/NGL Throughput (BPD)           53,563          -     53,563          -
    Refinery Sourced Sales Barrels (BPD)     54,610          -     54,610          -
    Average Crude Oil Costs ($/Bbl)        $  26.77   $      -   $  26.77   $      -
    Refining Margins ($/Bbl)               $   1.68   $      -   $   1.68   $      -

RETAIL GROUP OPERATING DATA:
  Fuel Gallons Sold (000's)                  49,727     55,374     97,964    106,732
  Fuel Margins ($/gal)                     $  0.157   $  0.168   $  0.144   $  0.160
  Merchandise Sales ($ in 000's)           $ 37,984   $ 37,630   $ 70,821   $ 70,456
  Merchandise Margins                          28.1%      29.4%      27.9%      29.8%
  Number of Units at End of Period              146        168        146        168

PHOENIX FUEL OPERATING DATA:
  Fuel Gallons Sold (000's)                  90,524    104,229    182,995    209,149
  Fuel Margins ($/gal)                     $  0.053   $  0.053   $  0.053   $  0.051
  Lubricant Sales ($ in 000's)             $  5,002   $  5,422   $ 10,389   $ 10,475
  Lubricant Margins                            17.5%      18.8%      17.0%      18.5%

*Since acquisition on May 14, 2002.


     Certain factors affecting the Company's operations for the three and six months ended June 30, 2002, include, among other things, the following:

     - The acquisition of the Yorktown refinery on May 14, 2002.

     - Weak refining margins at the Company's refineries due to, among other things, continuing high inventories of distillates resulting from a drop in jet fuel demand following the September 11, 2001 terrorists attack and warmer than normal winter temperatures in the Northeast; worldwide crude oil production levels and Middle East tensions, which added to higher crude values; and imported finished products which placed downward pressure on gasoline values. Further, the Company believes that weak refining margins have continued since the end of the second quarter.

     - Continuing decline in Four Corners crude oil supplies.

     - Competitive conditions in the Company's Phoenix and Tucson retail markets due to increased price competition.

     - Economic conditions in Phoenix Fuel's major markets, which has reduced demand for gasoline, diesel fuel, and lubricants.

Earnings (Loss) Before Income Taxes
----------------------------
     For the three months ended June 30, 2002, there was a loss before income taxes of $6,748,000, a decrease of $26,463,000 from earnings before income taxes of $19,715,000 for the three months ended June 30, 2001. The decrease includes the following items related to the operation and acquisition of the Yorktown refinery: (i) an operating loss of $3,090,000;
(ii) an increase in the amortization and write-off of financing costs of $711,000, and (iii) additional interest expense of $4,810,000, including $1,230,000 because, due to the contemporaneous closing of the Yorktown refinery acquisition and the 11% Notes financing, the Company was unable to provide the 45 day notice required by the Indenture supporting the Company's 9 3/4% Notes for refinancing the notes prior to the issuance of the 11% Notes. As a result, the Company paid interest on the 9 3/4% Notes for 45 days after the financing related to the Yorktown acquisition. In addition, an impairment loss of $1,272,000 was recorded for certain service stations that the Company expects to sell. The remainder of the decrease, relating to the Company's other operations, was primarily due to a 48% decline in Four Corners refinery margins. Also contributing to the decrease was a 5% decline in Four Corner refinery fuel volumes sold; a 10% decrease in retail fuel volumes sold, along with a 6% decrease in retail fuel margins; and a 7% decrease in wholesale fuel volumes sold by Phoenix Fuel to third-party customers, with relatively flat margins. These decreases were offset in part by reduced operating expenses and lower selling, general, and administrative ("SG&A") expenses for other Company operations.

     For the six months ended June 30, 2002, there was a loss before income taxes of $6,539,000, a decrease of $27,801,000 from earnings before income taxes of $21,262,000 for the six months ended June 30, 2001. This decrease includes the items discussed above relating to the Yorktown acquisition and the impairment of certain service stations. The remainder of the decrease, relating to the Company's other operations, was primarily due to a 34% decline in Four Corners refinery margins. Also contributing to the decrease was a 2% decline in Four Corner refinery fuel volumes sold; an 8% decrease in retail fuel volumes sold, along with a 10% decrease in retail fuel margins; a 6% decline in retail merchandise margins; and an 8% decrease in wholesale fuel volumes sold by Phoenix Fuel to third-party customers, with slightly higher margins. These decreases were offset in part by reduced operating expenses and lower SG&A expenses for other Company operations.

Revenues
--------
     Revenues for the three months ended June 30, 2002, increased approximately $18,080,000 or 6% to $299,238,000 from $281,158,000 in the comparable 2001 period. The increase includes revenues for the Yorktown refinery of $72,900,000. Revenue decreases relating to the Company's other operations were primarily due to a 21% decline in Four Corner refining weighted average selling prices, along with a 5% decline in Four Corner refinery fuel volumes sold; a 10% decrease in Phoenix Fuel's weighted average selling prices, along with a 7% decline in wholesale fuel volumes sold by Phoenix Fuel to third-party customers; and a 13% decrease in retail refined product selling prices, along with a 10% decline in retail fuel volumes sold. Overall retail merchandise sales were up approximately 1%, while same store merchandise sales were up approximately 7%.

     The volumes of refined products sold through the Company's retail units decreased approximately 10% from period to period. The volume declines were primarily related to the sale or closure of 25 retail units since the end of first quarter of 2001. The volume of finished product sold from retail units that were in operation for a full year decreased approximately 3%, primarily due to reduced volumes from stores in the Company's Phoenix market area because of increased price competition. Volumes sold from the Company's travel center increased approximately 2%.

     Revenues for the six months ended June 30, 2002, decreased approximately $44,736,000 or 8% to $487,634,000 from $532,370,000 in the comparable 2001 period. The decrease includes increased revenues for the Yorktown refinery of $72,900,000. Revenue decreases relating to the Company's other operations were primarily due to a 24% decline in Four Corner refining weighted average selling prices, along with a 2% decline in Four Corner refinery fuel volumes sold; an 8% decrease in Phoenix Fuel's weighted average selling prices, along with an 8% decline in wholesale fuel volumes sold by Phoenix Fuel to third-party customers; and a 16% decrease in retail refined product selling prices, along with an 8% decline in retail fuel volumes sold. Overall retail merchandise sales were up approximately 1%, while same store merchandise sales were up approximately 6%.

     The volumes of refined products sold through the Company's retail units decreased approximately 8% from period to period. The volume declines were primarily related to the sale or closure of 33 retail units since the end of 2000. The volume of finished product sold from retail units that were in operation for a full was relatively flat, in spite of reduced volumes from stores in the Company's Phoenix market area because of increased price competition. Volumes sold from the Company's travel center increased approximately 8%.

Cost of Products Sold
---------------------
     For the three months ended June 30, 2002, cost of products sold increased approximately $36,468,000 or 17% to $246,385,000 from $209,917,000 in the comparable 2001 period. The increase includes cost of products sold for the Yorktown refinery of $68,439,000. Cost of products sold decreases relating to the Company's other operations were primarily due to a 10% decline in the cost of finished products purchased by Phoenix Fuel, along with a 7% decrease in wholesale fuel volumes sold by Phoenix Fuel to third-party customers, and an 11% decline in Four Corners refining weighted average crude oil costs, along with a 5% decrease in refinery sourced finished product sales volumes. Cost of products sold also includes a gain of approximately $1,970,000 from crude oil futures contracts used to economically hedge crude oil inventories and crude oil purchases for the Yorktown refinery.

     For the six months ended June 30, 2002, cost of products sold decreased approximately $22,195,000 or 5% to $388,224,000 from $410,419,000 in the comparable 2001 period. The decrease includes additional cost of products sold for the Yorktown refinery of $68,439,000. Cost of products sold decreases relating to the Company's other operations were primarily due to a 14% decline in the cost of finished products purchased by Phoenix Fuel, along with an 8% decrease in wholesale fuel volumes sold by Phoenix Fuel to third-party customers, and a 22% decline in Four Corners refining weighted average crude oil costs, along with a 2% decrease in refinery sourced finished product sales volumes. Cost of products sold also includes a gain of approximately $1,970,000 from crude oil futures contracts used to economically hedge crude oil inventories and crude oil purchases for the Yorktown refinery.

Operating Expenses
------------------
     For the three months ended June 30, 2002, operating expenses increased approximately $4,523,000 or 16% to $33,260,000 from $28,737,000 in the comparable 2001 period. For the six months ended June 30, 2002, operating expenses increased approximately $2,086,000 or 4% to $59,671,000 from $57,585,000 in the comparable 2001 period. The increase in both periods includes operating expenses relating to the Yorktown refinery of $6,398,000. Operating expense decreases relating to the Company's other operations in each period were due to, among other things, lower lease expense due to the repurchase of 59 retail units from FFCA Capital Holding Corporation ("FFCA") in July 2001 that had been sold to FFCA as part of a sale-leaseback transaction between the Company and FFCA in December 1998; and reduced expenses for payroll and related costs, and other operating expenses, for retail operations, due in part to the sale or closure of 25 retail units since the end of the first quarter of 2001 and 33 since the end of 2000, as well as the implementation of certain cost reduction programs. These decreases were offset in part in each period by higher general insurance premiums and purchased fuel costs for the Four Corner refineries.

Depreciation and Amortization
-----------------------------
     For the three months ended June 30, 2002, depreciation and amortization increased approximately $1,304,000 or 16% to $9,244,000 from $7,940,000 in the comparable 2001 period. For the six months ended June 30, 2002, depreciation and amortization increased approximately $1,953,000 or 12% to $17,807,000 from $15,854,000 in the comparable 2001 period. The increase in both periods includes depreciation and amortization relating to the Yorktown refinery of $1,080,000. Depreciation and amortization increases relating to the Company's other operations in each period were primarily related to additional depreciation expense related to the repurchase of 59 retail units from FFCA in July 2001; higher refinery amortization costs in 2002 due to a 2001 revision in the estimated amortization period for certain refinery turnaround costs incurred in 1998; and construction, remodeling and upgrades in retail and refining operations during 2001 and 2002. These increases were offset in part by reductions in depreciation expense due to the sale or closure of 25 retail units since the end of the first quarter of 2001 and 33 since the end of 2000, and the non-amortization of goodwill in 2002 due to the adoption of SFAS 142.

Selling, General and Administrative Expenses
--------------------------------------------
     For the three months ended June 30, 2002, SG&A expenses decreased approximately $2,866,000 or 33% to $5,889,000 from $8,755,000 in the comparable 2001 period. For the six months ended June 30, 2002, selling, general and administrative expenses decreased approximately $4,252,000 or 28% to $11,086,000 from $15,338,000 in the comparable 2001 period. The decrease in both periods includes SG&A relating to the Yorktown refinery of $72,000. SG&A expense decreases relating to the Company's other operations in each period were primarily due to lower expense accruals for management incentive bonuses in 2002; lower claims experience for the Company's self-insured health insurance plan; and lower workers compensation costs. For the six month period the decrease also is due the revision of estimated accruals for 2001 management incentive bonuses, following the determination of bonuses to be paid to employees. These decreases were offset in part by an increase in certain environmental expenditures.

Interest Expense and Interest Income
------------------------------------
     For the three months ended June 30, 2002, interest expense increased approximately $3,487,000 or 58% to $9,527,000 from $6,040,000 in the comparable 2001 period. For the six months ended June 30, 2002, interest expense increased approximately $3,447,000 or 29% to $15,530,000 from $12,083,000 in the comparable 2001 period. In each period, approximately $3,580,000 of the increase is due to borrowings under the Company's new debt and credit facilities entered into in connection with the acquisition of the Yorktown refinery as more fully described in Note 8 to the Company's Condensed Consolidated Financial Statements included in Part I,
Item 1, hereof. In addition, because of the timing of the Yorktown refinery acquisition and the 11% Notes financing, the Company was unable to provide the 45 day notice required by the Indenture supporting the Company's 9 3/4% Notes for refinancing the notes prior to the issuance of the 11% Notes. As a result, the Company paid interest on the 9 3/4% Notes for 45 days after the financing, which amounted to approximately $1,230,000.

     For the three months ended June 30, 2002, interest income decreased approximately $226,000 or 46% to $261,000 from $487,000 in the comparable 2001 period. For the six months ended June 30, 2002, interest income decreased approximately $725,000 or 69% to $325,000 from $1,050,000 in the comparable 2001 period. The decrease in each period was primarily due to a reduction in interest and investment income from the investment of funds in short-term instruments. This reduction in interest and investment income was due in part to a reduction in the amount of funds available for investment because of the repurchase of 59 retail units from FFCA in July 2001, and funds used to acquire the Yorktown refinery.

Amortization/Write-Off of Financing Costs
-----------------------------------------
     In connection with the acquisition of the Yorktown refinery and refinancing of the 9 3/4% Notes, the Company incurred approximately $13,704,000 of deferred financing costs relating to new senior subordinated debt and new senior secured credit facilities. These costs are being amortized over the term of the related debt.

     The increase in the amortization/write-off of financing costs for the three and six months ended June 30, 2002 of $711,000 and $720,000, respectively, includes amortization of deferred financing costs of approximately $359,000 related to the new debt and credit facilities and the write-off of approximately $364,000 in deferred financing costs relating to the Company's 9 3/4% Notes that were repaid with a portion of the proceeds of the Company's issuance of $200,000,000 of 11% Notes.

Income Taxes
------------
     The effective tax benefit rate for the three and six months ended June 30, 2002 was approximately 36%. The Company believes that the tax benefit will be fully realizable. The effective tax rate for the three and six months ended June 30, 2001 was approximately 39%. The difference in the two rates is primarily due to the relationship of permanent tax differences to estimated annual income used in each period to estimate income taxes.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operations
-------------------------
     Operating cash flows decreased for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, primarily as a result of a decrease in net earnings before depreciation and amortization and deferred income taxes in 2002, along with a decrease in cash flows related to changes in operating assets and liabilities in each period. Net cash provided by operating activities totaled $5,072,000 for the six months ended June 30, 2002, compared to net cash provided by operating activities of $41,767,000 in the comparable 2001 period.

Working Capital
---------------
     Working capital at June 30, 2002 consisted of current assets of $215,012,000 and current liabilities of $101,579,000, or a current ratio of 2.12:1. At December 31, 2001, the current ratio was 1.72:1 with current assets of $135,981,000 and current liabilities of $78,837,000.

     Current assets have increased since December 31, 2001, primarily due to increases in accounts receivable, inventories, prepaids and other, and current deferred taxes. These increases were offset in part by a decrease in cash and cash equivalents. Accounts receivable have increased primarily due to trade receivables recorded in connection with sales by the Yorktown refinery and an increase in other trade receivables resulting from increased sales volumes and higher finished product selling prices. Inventories have increased primarily due to inventories on hand related to the Yorktown refinery. For other Company operations, inventories have increased due to an increase in refined product prices and exchange, terminal, and refinery onsite refined product inventory volumes. These increases were offset in part by a decrease in Phoenix Fuel and retail refined product inventory volumes. Prepaids and other have increased primarily due to margin deposits related to the sale of futures contracts, offset in part by the expensing of prepaid insurance premiums. The increase in current deferred taxes relates to the Yorktown refinery acquisition.

     Current liabilities have increased since December 31, 2001, due to an increase in accounts payable and accrued expenses. Accounts payable have increased due to accounts payable recorded in connection with the operations of the Yorktown refinery, primarily for raw material purchases, and for other Company operations primarily as a result of higher raw material and finished product costs, offset in part by reduced trade payables. Accrued expenses have increased primarily because of the operations of the Yorktown refinery, and for other Company operations have decreased as a result of the payment and reversal of 2001 accrued bonuses, the payment of 401(k) Company matching and discretionary contributions, and the payment of certain accrued interest balances. These decreases were offset in part by higher accrued interest balances related in part to the additional debt incurred in connection with the Yorktown refinery acquisition and accruals for 2002 401(k) Company matching and discretionary contributions.

Capital Expenditures and Resources
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment totaled approximately $7,552,000 for the six months ended June 30, 2002. Expenditures were primarily for turnaround expenditures for the Ciniza and Bloomfield refineries, financial accounting software upgrades, operational and environmental projects for the refineries, and retail operation upgrades.

     On May 14, 2002, the Company acquired the 61,900 bpd Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc. for $127,500,000 plus $65,182,000 for inventories, the assumption of certain liabilities, and a conditional earn-out, the maximum amount of which cannot exceed $25,000,000. The Company also incurred transaction costs of approximately $2,000,000 in connection with the acquisition. See Note 4 to the Company's Condensed Consolidated Financial Statements in Item 1, Part I hereof, for a more detailed discussion of this transaction.

     In 2001, the Company identified 60 non-strategic or under-performing retail units for possible divestiture, most of which included kiosks rather than full convenience stores. As of June 30, 2002, 13 of these units had been removed from the list due to improved performance. Of the remaining units, 13 units have been sold; eight units have been closed and reclassified as assets held for sale; and one leased unit has been returned to its owner. We continue to operate the remaining 25 stations and may divest them if acceptable offers are received and negotiated. Some of these units are included in the transactions described below.

     On August 12, 2002, the Company entered into purchase and sale agreements for the sale of nine retail units in the Phoenix marketing area. The sale of two of the units is subject to the non-exercise of rights of first refusal to purchase held by third parties. The Company expects that these transactions could close in the third quarter of 2002.

     Also, on July 31, 2002, the Company entered into a letter of intent for the sale of its remaining 26 retail units in the Phoenix and Tucson marketing areas and is in the process of negotiating a purchase agreement which would be contingent upon the potential buyer obtaining lender financing on satisfactory terms. The Company expects that this transaction could close sometime in the fourth quarter of 2002. In the second quarter of 2002, the Company recorded an impairment loss of $1,272,000 related to certain of these units, based on an estimate of fair value as compared to the carrying value of each unit in accordance with SFAS N0. 144.

     Both of the transactions are subject to the approval of the Company's Board of Directors. If both of these transactions are completed, the Company expects to receive over $30,000,000 in proceeds and to record a net overall gain of approximately $2,000,000 before income taxes.

     In addition, the Company is in the process of negotiating for the possible sale of its corporate headquarters building. These negotiations are in a very preliminary stage and, accordingly, the Company does not know whether this transaction will occur.

     In addition to Board approval, these potential sales are subject to other customary conditions, and, in the case of the sale of the 26 retail units, the negotiation of an acceptable purchase agreement and the potential buyer obtaining lender financing on satisfactory terms.
Accordingly, there can be no assurance that the Company will complete these potential sales when expected or at all.

     The Company hopes to use the proceeds from these potential sales, and savings or proceeds generated from other parts of the Company's debt reduction initiative, to reduce long-term debt by $50,000,000 prior to year-end.

     The Company currently owns approximately 239 miles of pipeline for the gathering and delivery of crude oil to its refineries. During June 2002, the Company sold approximately 132 miles of pipeline acquired in 2000 and 2001. The Company will continue to ship crude oil on the 132 miles of pipeline that were sold.

     The Company has budgeted approximately $18,914,000 for capital expenditures in 2002, excluding the Yorktown refinery acquisition and any related capital expenditures, and any other potential acquisitions. Of this amount, $4,233,000 is for the completion of projects that were started in 2001. In addition, $10,298,000 is budgeted for non-discretionary projects, including approximately $7,600,000 of maintenance capital expenditures that are required by law or regulation or to maintain the physical integrity of existing assets. These expenditures are primarily for operational and environmental projects at the Four Corners refineries, including $2,600,000 for a partial turnaround at the Ciniza refinery, and operational upgrades and maintenance capital projects for the retail operations. The remaining budget of $4,383,000 is for general capital expenditure contingencies and discretionary projects.

     The Company expects that maintenance capital expenditures will be approximately $5,500,000 and $3,300,000 annually over each of the next three years for the Four Corners refining operations and the Retail Group/Phoenix Fuel operations, respectively, exclusive of any growth projects, acquisitions, and acquisition related capital expenditures.

     For the Yorktown refinery, the Company has budgeted $6,569,000 for capital expenditures for 2002. Of this amount, $3,795,000 is budgeted for non-discretionary projects that are required by law or regulation or to maintain the physical integrity of existing assets. In addition, $2,374,000 is for the replacement of information services that were historically provided by BP, and $400,000 is to increase the rack capacity at the refinery. The Company expects that maintenance capital expenditures for the Yorktown refinery will be approximately $7,800,000 annually over each of the next three years, exclusive of any growth projects, acquisitions, and acquisition related capital expenditures.

     The Company continues to investigate other capital improvements to its existing facilities. The amount of capital projects that are actually undertaken in 2002 will depend on, among other things, general business conditions, results of operations, and financial constraints resulting from the Yorktown refinery acquisition. The Company also is evaluating the possible sale or exchange of other non-strategic or under-performing assets in addition to the assets described above.

	Approximately $13,704,000 of financing fees was paid to various financial institutions in connection with financing arrangements for the Company's acquisition of the Yorktown refinery and refinancing of the 9 3/4% Notes.

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

     The Company's cash flow from operations depends primarily on producing and selling quantities of refined products at refinery margins sufficient to cover fixed and variable expenses. In recent years, crude oil costs and prices of refined products have fluctuated substantially. These costs and prices depend on numerous factors beyond the Company's control, including, among other things:

     - the demand for crude oil, gasoline and other refined products;

     - changes in the economy;

     - changes in the level of foreign and domestic production of crude oil and refined products;

     - worldwide political conditions;

     - availability of crude oil and refined product imports;

     - the marketing of alternative and competing fuels;

     - the extent of government regulations; and

     - local factors, including market conditions, pipeline capacity, and the level of operations of other refineries in the Company's markets.

     The Company's crude oil requirements are supplied from sources that include major oil companies, large independent producers, and smaller local producers. In general, crude oil supply contracts are relatively short-term contracts with market-responsive pricing provisions. An increase in crude oil prices would adversely affect the Company's operating margins if the Company cannot pass along the increased cost of raw materials to customers.

     The Company's sale prices for refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing of the relative movement of the prices, however, as well as the overall change in product prices, could reduce profit margins and could have a significant impact on the Company's refining and marketing operations, earnings, and cash flows. In addition, the Company maintains inventories of crude oil, intermediate products, and refined products, the values of which are subject to rapid fluctuation in market prices. The Company purchases its refinery feedstocks prior to selling the refined products manufactured. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from these feedstocks could have a significant effect on the Company's operating results.

     Moreover, the industry is highly competitive. Many of the Company's competitors are large, integrated oil companies which, because of their more diverse operations, larger refineries, stronger capitalization and better brand name recognition, may be better able than the Company is to withstand volatile industry conditions, including shortages or excesses of crude oil or refined products or intense price competition at the wholesale and retail levels. Because some of the Company's competitors' refineries are larger and more efficient than the Company's refineries, these refineries may have lower per barrel crude oil refinery processing costs.

     Any long-term adverse relationships between costs and prices could impact the Company's ability to generate sufficient operating cash flows to meet its working capital needs.

     In addition, the Company's ability to borrow funds under its current Credit Facility could be adversely impacted by low product prices that could limit the availability of funds by reducing the borrowing base tied to eligible accounts receivable and inventories. The Company's Credit Facility also contains certain restrictive covenants that could limit the Company's ability to borrow funds if certain thresholds are not maintained. See the discussion below in "Capital Structure" for further information relating to Credit Facility covenants.

     The Company presently has senior subordinated ratings of "B3" from Moody's Investor Services and "B" from Standard & Poor's.

Capital Structure
-----------------
     At June 30, 2002 and December 31, 2001, the Company's long-term debt was 76.8% and 65.3% of total capital respectively and the Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 76.3% and 62.8%, respectively. The increase in each percentage is primarily related to the increased debt incurred in connection with the acquisition of the Yorktown refinery.

     At June 30, 2002 the Company had long-term debt of $436,919,000, net of current portion of $12,926,000. See Note 8 to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 hereof for a description of these obligations.

     The indentures supporting the Company's notes and the Company's Credit Facility and Loan Facility contain certain restrictive covenants, as described in more detail in Note 8, and other terms and conditions that if not maintained, if violated, or if certain conditions are met, could result in default, early redemption of the notes, and affect the Company's ability to borrow funds, make certain payments, or engage in certain activities. In light of the weak refining margins experienced during the second quarter and to date in the third quarter, the Company is carefully monitoring the covenants contained in its notes, the Credit Facility and the Loan Facility as its compliance cushion under some of these covenants was very small at the end of the second quarter. A default under any of the notes, the Credit Facility or the Loan Facility could cause such debt, and by reason of cross-default provisions, the Company's other debt to become immediately due and payable. If the Company is unable to repay such amounts, the lenders under the Company's Credit Facility and Loan Facility could proceed against the collateral granted to them to secure that debt. If those lenders accelerate the payment of the Credit Facility and Loan Facility, the Company cannot provide assurance that its assets would be sufficient to pay that debt and other debt or that it would be able to refinance such debt or borrow more money on terms acceptable to it, if at all. The Company's ability to comply with the covenants, and other terms and conditions, of the indentures, the Credit Facility and the Loan Facility may be affected by many events beyond the Company's control, and the Company cannot provide assurance that its operating results will be sufficient to comply with the covenants, terms and conditions.

     The Company's high degree of leverage and these covenants may, among other things:

     - limit the Company's ability to use cash flow, or obtain additional financing, for future working capital, capital expenditures, acquisitions or other general corporate purposes;

     - require a substantial portion of cash flow from operations to make debt service payments;

     - limit the Company's flexibility to plan for, or react to, changes in business and industry conditions;

     - place the Company at a competitive disadvantage compared to less leveraged competitors; and

     - increase the Company's vulnerability to the impact of adverse economic and industry conditions and, to the extent of the Company's outstanding debt under senior credit facilities, the impact of increases in interest rates.

     The Company cannot provide assurance that sufficient cash flow will continue to be generated or that it will be able to borrow funds under its Credit Facility in amounts sufficient to enable it to service its debt, or meet its working capital and capital expenditure requirements. If the Company is not able to generate sufficient cash flow from operations or to borrow sufficient funds to service its debt, due to borrowing base restrictions or otherwise, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing debt, or obtain additional financing. The Company cannot provide assurance that it will be able to refinance its debt, sell assets or borrow more money on terms acceptable to it, if at all.

     In addition, the acquisition of the Yorktown refinery could constrain the Company's ability to borrow funds, make payments, or engage in other contemplated activities under the terms of the indentures supporting its notes, the Credit Facility, or the Loan Facility, particularly in the first three years of operations, but the Company does not believe that any presently contemplated activities will be constrained. A prolonged period of low refining margins, however, would have a negative impact on the Company's ability to borrow funds and to make expenditures for certain purposes and would have an impact on compliance with the Company's loan covenants as described above.



     Included in the tables below are a list of the Company's obligations and commitments to make future payments under contracts and under commercial commitments as of June 30, 2002.

                                                                   PAYMENTS DUE
                           ------------------------------------------------------------------------------------------
                                                                                                        ALL REMAINING
CONTRACTUAL OBLIGATIONS        TOTAL         2002         2003         2004         2005        2006        YEARS
---------------------------------------------------------------------------------------------------------------------
Long-Term Debt*            $448,957,000  $ 6,688,000  $10,252,000  $11,128,000  $70,889,000  $        -  $350,000,000
Capital Lease Obligations     6,703,000            -            -            -            -           -     6,703,000
Operating Leases             19,508,000    3,609,000    3,700,000    2,856,000    1,982,000   1,351,000     6,010,000
---------------------------------------------------------------------------------------------------------------------
Total Contractual
  Cash Obligations         $475,168,000  $10,297,000  $13,952,000  $13,984,000  $72,871,000  $1,351,000  $362,713,000
=====================================================================================================================
*Excluding original issue discount.

                                                      AMOUNT OF COMMITMENT EXPIRATION
                           ------------------------------------------------------------------------------------------
OTHER                                                                                                   ALL REMAINING
COMMERCIAL OBLIGATIONS         TOTAL         2002         2003         2004         2005        2006        YEARS
---------------------------------------------------------------------------------------------------------------------
Line of Credit*            $100,000,000  $         -  $         -  $        -   $100,000,000  $        -  $         -
Standby Letters of Credit     6,877,000    6,877,000            -           -              -           -            -

*Standby letters of credit reduce the availability of funds for direct borrowings under the line of credit.

     The Company is also committed under a long-term purchase contract that expires in August 2005 to purchase a minimum of 3,500 barrels per day of natural gasoline at market price plus an additional amount per gallon.

     The Company's Board of Directors (the "Board") previously authorized the repurchase of up to 2,900,000 shares of the Company's common stock. These purchases could be made from time to time as conditions permit. Shares could be repurchased through privately negotiated transactions, block share purchases and open market transactions. The Company's authority to repurchase shares under this program expired in the second quarter of 2002. During the first six months of 2002, the Company made no purchases of its common stock under the program. Since the inception of the stock repurchase program, the Company has repurchased 2,582,566 shares for approximately $25,716,000, resulting in a weighted average cost of $9.96 per share. The repurchased shares are treated as treasury shares. Shares repurchased under the Company's program are available for a number of corporate purposes including, among other things, for options, bonuses, and other employee stock benefit plans.

     The Board suspended the payment of cash dividends on common stock in the fourth quarter of 1998. At the present time, the Company has no plans to reinstate such dividends. The payment of future dividends is subject to the results of the Company's operations, declaration by the Company's Board, and compliance with certain debt covenants.

Risk Management
---------------
     The Company is exposed to various market risks, including changes in certain commodity prices and interest rates. To manage the volatility relating to these normal business exposures the Company, from time to time, uses commodity futures and options contracts to reduce price volatility, to fix margins in its refining and marketing operations and to protect against price declines associated with its crude oil and finished products inventories.

     In the second quarter of 2002, the Company entered into various crude oil futures contracts in order to hedge crude oil inventories and crude oil purchases for the Yorktown refinery operations. For the second quarter of 2002, the Company recorded gains on these contracts of approximately $1,970,000 in cost of products sold. These transactions did not qualify for hedge accounting in accordance with by SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, and accordingly were marked to market each month. At June 30, 2002, the Company had 525 open crude oil futures contracts with associated losses of approximately $114,000. The potential loss from a hypothetical 10% adverse change in commodity prices on these open contracts at June 30, 2002, was approximately $1,406,000.

     The Company's Credit Facility is floating-rate debt tied to various short-term indices. As a result, the Company's annual interest costs associated with this debt may fluctuate. At June 30, 2002, there were $60,000,000 of direct borrowings outstanding under this Credit Agreement. The potential increase in interest expense from a hypothetical 10% adverse change in interest rates on these borrowings at June 30, 2002, was approximately $272,000.

     The Company's Loan Facility is floating-rate debt tied to various short-term indices. As a result, the Company's annual interest costs associated with this debt may fluctuate. At June 30, 2002, there was $38,889,000 of direct borrowings outstanding under this facility. The potential increase in interest expense from a hypothetical 10% adverse change in interest rates on these borrowings at June 30, 2002, was approximately $237,000.

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

     Credit risk with respect to customer receivables is concentrated in the geographic areas in which the Company operates and relates primarily to customers in the oil and gas industry. To minimize this risk, the Company performs ongoing credit evaluations of its customers' financial position and requires collateral, such as letters of credit, in certain circumstances.

ENVIRONMENTAL AND OTHER
-----------------------
     Federal, state and local laws and regulations relating to health and the environment affect nearly all of the operations of the Company. As is the case with other companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits, brought by either governmental authorities or private parties, alleging non-compliance with environmental, health, and safety laws and regulations, or property damage or personal injury caused by the environmental, health, or safety impacts of the Company's operations or of historic contamination. These matters include soil and water contamination, air pollution, and personal injuries or property damage allegedly caused by substances manufactured, handled, used, released, or disposed of by the Company. Claims and lawsuits brought by governmental authorities may seek penalties and fines for alleged violations of environmental, health, and safety laws and regulations.

     Applicable laws and regulations govern the investigation and remediation of contamination at the Company's current and former properties, as well as at third-party sites to which the Company sent wastes for disposal. The Company may be held liable for contamination existing at current or former properties, notwithstanding that a prior operator of the site, or other third party, caused the contamination. The Company also may be held responsible for costs associated with cleaning up contamination at third-party disposal sites, notwithstanding that the original disposal activities accorded with all then applicable regulatory requirements. The Company is currently engaged in a number of such remediation projects.

     Future expenditures related to compliance with environmental, health and safety laws and regulations, the investigation and remediation of contamination, and the defense or settlement of governmental or private property claims and lawsuits cannot be reasonably quantified in many circumstances for various reasons. These reasons include the speculative nature of remediation and cleanup cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, various defenses that may be available to the Company and changing environmental laws, regulations, and their respective interpretations. The Company cannot provide assurance that compliance with such laws or regulations, such investigations or cleanups, or such enforcement proceedings or private-party claims will not have a material adverse effect on the Company's business, financial condition or results of operation.

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

     The Company assumed certain obligations, including certain environmental obligations, in connection with the acquisition of the Yorktown refinery. For a further discussion of these matters see Note 9 to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1, hereof.

     The federal Environmental Protection Agency ("EPA") has issued a rule that requires refiners, including the Yorktown refinery, to produce ultra low sulfur, or "Tier 2," gasoline by January 2004 and ultra low sulfur diesel by 2006. The Company anticipates that it will spend approximately $40,000,000 to purchase and install the equipment necessary to produce Tier 2 gasoline at its Yorktown refinery, and projects that it will incur these expenditures half in 2003 and half in 2004. The Company anticipates that it will spend approximately $15,000,000 to purchase and install the equipment necessary to produce ultra low sulfur diesel by 2006 at the Yorktown refinery, and projects that it will incur these expenditures half in 2005 and half in 2006. The Company is in the process of attempting to obtain a postponement of expenditures to meet low sulfur fuels standards as mandated by EPA at the Yorktown refinery. There can be no assurance, however, that the Company will be successful in obtaining such relief.

     There are a number of factors that could affect the cost to comply with the Tier 2 and ULSD standards. The regulations affect the entire industry, so contract engineering and construction companies will be busy and may charge a premium for their services. Moreover, detailed engineering for the Yorktown refinery is not yet completed, and this refinery may have some unusual circumstances that could be costly to correct. Also, the relatively short time left to comply might result in increased costs to expedite ordering for otherwise long delivery items or added overtime by contractors to meet the implementation schedule.

     The implementation schedule for achieving the Tier 2 and ULSD requirements at the Yorktown refinery is tight. The Company believes that BP identified a reasonable plan for achieving these requirements, but made little actual progress in implementing this plan. Although the Company still believes it will be possible to complete the Tier 2 and ULSD projects in a timely manner, this cannot be assured. Any failure to complete either of these projects by the applicable deadlines could result in a reduction of the quantity of gasoline and diesel fuel available for sale, and an increase of the quantity of components available for sale that are not subject to the requirements, such as heating oil, which would likely reduce refining earnings.

     With respect to the Ciniza and Bloomfield refineries, based on production levels of low-sulfur diesel fuel, the Company believes that it will qualify for an extension of the gasoline low-sulfur standards until December 2008. The Company anticipates that it will spend approximately $3,500,000 to make the necessary changes to the Four Corners refineries, primarily in 2003 and 2004, to comply with the new gasoline rule, and approximately $15,000,000, primarily in 2005 and 2006, to comply with the new diesel fuel rule.

     The Company received a draft compliance order from the New Mexico Environment Department ("NMED") in June 2002 in connection with five alleged violations of air quality regulations at the Ciniza refinery. In August 2002, the Company received a draft notice of violation from NMED in connection with five alleged violations of air quality regulations at the Bloomfield refinery. The Company expects to provide information to NMED with respect to both of those matters that may result in the modification or dismissal of some of the alleged violations and reductions in the amount of potential penalties. A further discussion of these alleged violations is found in Note 9 to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 hereof.

     As of June 30, 2002, the Company had an environmental liability accrual of approximately $9,800,000. Approximately $7,500,000 of the accrual is for certain environmental obligations assumed in connection with the Yorktown refinery acquisition. Approximately $1,500,000 of the accrual is for the following projects, all of which are discussed in more detail, along with Yorktown environmental obligations, in Note 9 to the Company's Condensed Consolidated Financial Statements included in Part I,
Item 1 hereof: (i) the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of the Company's inactive Farmington refinery; (ii) environmental obligations assumed in connection with the acquisition of the Bloomfield Refinery; and (iii) hydrocarbon contamination on and adjacent to the 5.5 acres that the Company owns in Bloomfield, New Mexico. The remaining amount of the accrual relates to the closure of certain solid waste management units at the Ciniza Refinery, which is being conducted in accordance with the refinery's Resource Conservation and Recovery Act permit; closure of the Ciniza Refinery land treatment facility, including post-closure expenses; and certain other smaller matters. The environmental accrual is recorded in the current and long-term sections of the Company's Condensed Consolidated Balance Sheets.

     The Company's Ciniza and Bloomfield refineries primarily process a mixture of high gravity, low sulfur crude oil, condensate, and natural gas liquids. The locally produced, high quality crude oil known as Four Corners Sweet is the primary feedstock of these refineries.

     These refineries continue to be affected by reduced crude oil production in the Four Corners area. The Four Corners basin is a mature production area and accordingly is subject to natural decline in production over time. In the past, this natural decline has been offset to some extent by new drilling, field workovers, and secondary recovery projects, which resulted in additional production from existing reserves. Many of these projects were cut back, however, when crude oil prices declined dramatically in 1998. Although crude oil prices have recovered from 1998 levels, a lower than anticipated allocation of capital to Four Corners basin production activities has resulted in greater than anticipated net declines in production.

     As a result of the declining production of crude oil in the Four Corners area since 1997, the Company has not been able to cost-effectively obtain sufficient amounts of crude oil to operate the Company's Four Corners refineries at full capacity. The Company's utilization rates declined from 92% in 1997 to 73% in 2001. The Company's current projections of Four Corners crude oil production indicate that the Company's crude oil demand will exceed the crude oil supply that is available from local sources for the foreseeable future. The Company expects to operate the Ciniza and Bloomfield refineries at lower levels than would otherwise be scheduled as a result of shortfalls in Four Corners crude oil production. Because a large portion of the Company's refinery costs are fixed, a decrease in utilization could significantly affect the Company's profitability.

     The Company continues to evaluate supplemental feedstock alternatives for its Four Corners refineries on both a short-term and long-term basis. The Company has not, however, identified any significant, cost effective crude oil feedstock alternatives to date. Whether or not supplemental feedstocks are used at the refineries depends on a number of factors. These factors include, among other things, the availability of supplemental feedstocks, the cost involved, the quantities required, the quality of the feedstocks, the demand for finished products, and the selling prices of finished products.

     The Company also is assessing other long-term options to address the continuing decline in Four Corners crude oil production. The options being considered include: (a) encouraging, and occasionally sponsoring, exploration and production activities in the Four Corners area; and (b) examining other potentially economic raw material sources, such as crude oil produced outside the Four Corners area. None of these options, however, may prove to be economically viable.

     The Company cannot provide assurance that the Four Corners crude oil supply for the Ciniza and Bloomfield refineries will continue to be available at all or on acceptable terms. Any significant, long-term interruption or decline in Four Corners crude oil supply, either by reduced production or significant long-term interruption of crude oil transportation systems, would have an adverse effect on our Four Corners refinery operations and on our overall operations.

     The Company has a 239-mile pipeline system for gathering and delivering crude oil to the refineries and a 13-mile pipeline for natural gas liquids. If the Company is unable to use either the crude oil pipeline system or the natural gas liquids pipeline, this could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company is aware of a number of actions, proposals or industry discussions regarding product pipeline projects that could impact portions of its marketing areas. One of these projects is the potential conversion and extension of the existing Texas-New Mexico crude oil pipeline to transport refined products from West Texas to New Mexico, including Albuquerque, New Mexico and potentially Bloomfield, New Mexico. Another potential project would take product on to Salt Lake City, Utah. Previously, these two projects were referred to as the Aspen Pipeline. In addition, various actions have been undertaken to increase the supply of refined products to El Paso, Texas, which is connected by the Chevron pipeline to the Albuquerque, New Mexico area to the north and by the Kinder-Morgan pipeline to the Phoenix and Tucson, Arizona markets to the west. The completion of some or all of these projects, including the Longhorn Pipeline that runs from Houston, Texas to El Paso, could result in increased competition by increasing the amount of refined products potentially available in these markets, as well as improving competitor access to these areas.

     The Company's refining activities are conducted at its two refinery locations in New Mexico and the Yorktown refinery in Virginia. These refineries constitute a significant portion of the Company's operating assets, and the two New Mexico refineries supply a significant portion of the Company's retail operations. As a result, the Company's operations would be subject to significant interruption if any of the refineries were to experience a major accident, be damaged by severe weather or other natural disaster, or otherwise be forced to shut down. If any of the refineries were to experience an interruption in supply or operations, the Company's business, financial condition and operating results could be materially and adversely affected.

     In addition, the Company's operations are subject to normal hazards of operations, including fire, explosion and weather-related perils. The Company maintains various insurance coverages, including business interruption insurance, subject to certain deductibles and consistent with standard practices for comparable companies. The Company is not, however, fully insured against certain risks because such risks are not fully insurable, coverage is unavailable or premium costs, in the Company's judgment, do not justify the expenditures. Any such event that causes a loss for which the Company is not fully insured could have a material and adverse effect on the Company's business, financial condition and operating results.

     James E. Acridge was terminated as the Company's President and Chief Executive Officer on March 29, 2002, although he remains on the Board of Directors. For a further discussion of matters relating to Mr. Acridge, see Note 9 to the Company's Condensed Consolidated financial Statements included in Part I, Item 1, hereof.

FORWARD-LOOKING STATEMENTS
--------------------------
     This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements are included throughout this report, including in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements relate to projections of capital expenditures and other financial statements. These statements also relate to the Company's business strategy, goals and expectations concerning our market position, future operations, acquisitions, dispositions, margins, profitability, liquidity and capital resources. The Company has used the words "believe," "expect," "anticipate," "estimate," "could," "plan," "intend," "may," "project," "predict," "will" and similar terms and phrases to identify forward-looking statements in this report.

     Although the Company believes the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate, and the forward-looking statements based on these assumptions could be incorrect. While the Company has made these forward-looking statements in good faith and they reflect the Company's current judgment regarding such matters, actual results could vary materially from the forward-looking statements.

     Actual results and trends in the future may differ materially depending on a variety of important factors. These important factors include the following:

     - the availability of Four Corners sweet crude oil and the adequacy and costs of raw material supplies generally;

     - the Company's ability to negotiate new crude oil supply contracts;

     - the Company's ability to successfully integrate the Yorktown refinery and manage the liabilities, including environmental liabilities, that the Company assumed in the Yorktown acquisition;

     - competitive pressures from existing competitors and new entrants, including the potential efforts of various pipeline projects and various actions that have been undertaken to increase the supply of refined products to El Paso, Texas;

     - volatility in the difference, or spread, between market prices for refined products and crude oil and other feedstocks, and the risk that the weak refining margins experienced by the Company during the quarter ended June 30, 2002 and to date in the third quarter will continue at least through the end of the year;

     - the Company's ability to reduce operating expenses and non-essential capital expenditures;

     - the risk that the Company will not be able to sell non-strategic and under-performing assts on terms favorable to the Company;

     - the risk that the Company will not receive the expected amounts from the potential sale of 35 retail units and the headquarters building;

     - state or federal legislation or regulation, or findings by a regulator with respect to existing operations, including the impact of government-mandated specifications for gasoline and diesel fuel on the Company's operations;

     - unplanned or extended shutdowns in refinery operations;

     - the risk that the Company will not remain in compliance with covenants, and other terms and conditions, contained in its notes, Credit Facility and Loan Facility;

     - general economic factors affecting the Company's operations, markets, products, services and prices;

     - unexpected environmental remediation costs;

     - weather conditions affecting the Company's operations or the areas in which its products are refined or marketed; and

     - other risk described elsewhere in this report or described from time to time in the Company's filings with the Securities and Exchange Commission.

     All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entity by the previous statements. Forward-looking statements the Company makes represent its judgment on the dates such statements are made. The Company assumes no obligation to update any information contained in this report or to publicly release the results of any revisions to any forward-looking statements to reflect events or circumstances that occur, or that the Company becomes aware of, after the date of this report.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by this item is incorporated herein by reference to the section entitled "Risk Management" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 hereof.

                                PART II

                           OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is a party to ordinary routine litigation incidental to its business. There is also hereby incorporated by reference the information regarding Commitments and Contingencies in Note 9 to the Condensed Consolidated Financial Statements set forth in Part I, Item 1, hereof and the discussion of certain contingencies contained in Part I,
Item 2, hereof, under the heading "Environmental and Other."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held on May 9, 2002. Proxies for the meeting were solicited under Regulation 14A. There were no matters submitted to a vote of security holders other than the election of two directors and approval of auditors as specified in the Company's Proxy Statement. There was no solicitation in opposition to management's nominees to the Board of Directors.

     Anthony J. Bernitsky was elected as a director of the Company. The vote was as follows:

Shares Voted "For"   Shares Voted "Withholding"
------------------   --------------------------
    5,434,480                 1,480,695

     George M. Rapport was elected as a director of the Company. The vote was as follows:

Shares Voted "For"   Shares Voted "Withholding"
------------------   --------------------------
    5,434,180                 1,480,995

     Deloitte & Touche LLP was ratified as independent auditors for the Company for the year ending December 31, 2002. The vote was as follows:

Shares Voted "For"     Shares Voted "Against"   Shares Voted "Abstaining"
------------------     ----------------------   -------------------------
    5,473,476                 1,429,949                  11,750

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      4.1 Indenture, dated as of May 14, 2002, among the Company, as Issuer, the Subsidiary Guarantors, as guarantors, and The Bank of New York, as Trustee, relating to $200,000,000 of 11% Senior Subordinated Notes due 2012. Incorporated by reference to
           Exhibit 4.2 to the Company's Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.

     10.1 Second Amended and Restated Credit Agreement, dated May 14, 2002, among Giant Industries, Inc., Bank of America, N.A., as Administrative Agent and as Letter of Credit Issuing Bank and the Lenders parties thereto. Incorporated by reference to
           Exhibit 10.1 to the Company's Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.

     10.2 Registration Rights Agreement, dated as of May 14, 2002, among the Company, the Subsidiary Guarantors, Banc of America Securities, LLC, BNP Paribas Securities Corp. and Fleet Securities, Inc. Incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File
           No. 333-92386.

     10.3 Purchase Agreement, dated May 9, 2002, among the Company, the Subsidiary Guarantors, Banc of America Securities, LLC, BNP Paribas Securities Corp. and Fleet Securities, Inc. Incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.

     10.4 Loan Agreement, dated as of May 14, 2002, by and among Giant Yorktown, Inc., as Borrower, Wells Fargo Bank Nevada, National Association, as Collateral Agent, and the Persons listed on
           Schedule IA thereto, as Lenders.  Incorporated by reference to
           Exhibit 10.38 to the Company's Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.

     99.1* Chief Executive Officer's Certification Pursuant to Section
           906 of the Sarbanes-Oxley Act of 2002.

     99.2* Chief Financial Officer's Certification Pursuant to Section
           906 of the Sarbanes-Oxley Act of 2002.

     *Filed herewith.

(b) Reports on Form 8-K: The Company filed the following reports on Form 8-K during the quarter for which this report is being filed and subsequently up to the filing of this Form 10-Q.

     (i) Form 8-K dated and filed August 6, 2002 - filed as an exhibit a press release dated August 6, 2002 providing an update on the Company's Yorktown refinery acquisition, announcing a debt reduction initiative and second quarter 2002 operating results.

     (ii) Form 8-K dated and filed July 15, 2002 - the Company, in connection with a registration statement filed July 15, 2002 on Form S-4, reported that it amended its audited financial statements and related items as originally reported in its 2001 Annual Report on Form 10-K for the year ended December 31, 2001 to reflect the following:

          - Transitional pro forma disclosures under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," adopted January 1, 2002.

          - Information regarding the subsidiary guarantors of Giant Industries, Inc.'s $200,000,000 of senior subordinated notes.

     (iii) Form 8-K filed May 14, 2002 and dated May 14, 2002 - reported the closing of the Company's acquisition of the Yorktown refinery, provided certain information regarding the Yorktown refinery, reported the closing of financing transactions to pay for the Yorktown refinery and redeem all $100.0 million of the Company's 9-3/4% Senior Subordinated Notes due 2003, and filed audited balance sheets for the Yorktown refinery as of December 31, 2001 and 2000 and audited statements of income, parent company investment and cash flows for the years then ended.

     (iv)   Form 8-K filed April 29, 2002 and dated April 26, 2002 - under
Item 9 (Regulation D Disclosure), provided certain pro forma financial statements and historical and unaudited pro forma financial and other data concerning the Company and the Yorktown refinery - this included: (A) an unaudited pro forma combined condensed balance sheet and an unaudited pro forma combined condensed statement of operations of Giant Industries, Inc. and subsidiaries to give effect to the acquisition of the Yorktown refinery, the redemption of the Company's 9-3/4% Senior Subordinated Notes due 2003, and the related financing transactions; (B) selected historical financial information and certain pro forma information after giving effect to the Yorktown acquisition and the related financing transactions for each of the years ended December 31, 2001, 2000, 1999, 1998 and 1997; and (C) certain data with respect to the Yorktown refinery operations and the primary refined products produced during 1998, 1999, 2000 and 2001.

     (v) Form 8-K filed April 26, 2002 and dated April 26, 2002 - filed as an exhibit a press release dated April 26, 2002 announcing the Company's intent to offer $200 million of Senior Subordinated Notes due 2012.

                             SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.

                         GIANT INDUSTRIES, INC.


                         /s/ GARY R. DALKE
                         ------------------------------------------
                         Gary R. Dalke, Vice President, Controller,
                         Chief Accounting Officer and Assistant Secretary on behalf of the Registrant and as the
                         Registrant's Principal Accounting Officer



Date: August 14, 2002
10