Form 10-Q
period 2002-09-30
GIANT INDUSTRIES INC
filed 2002-11-13
CIK 856465

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2002

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

                              Yes [X]    No [ ]

Number of Common Shares outstanding at October 31, 2002: 8,571,779 shares.

                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                     INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets September 30, 2002 (Unaudited) and December 31, 2001

          Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001 (Unaudited)

          Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3  - Quantitative and Qualitative Disclosures About Market Risk

Item 4  - Controls and Procedures

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

Item 6  - Exhibits and Reports on Form 8-K

SIGNATURE

CERTIFICATIONS

                                         PART I
                                  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (In thousands)

                                                            September 30,    December 31,
-----------------------------------------------------------------------------------------
                                                                2002             2001
-----------------------------------------------------------------------------------------
                                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                   $  10,164        $  26,326
  Receivables, net                                               68,187           43,530
  Inventories                                                   100,107           58,422
  Prepaid expenses and other                                      1,644            3,661
  Deferred income taxes                                          10,535            3,735
-----------------------------------------------------------------------------------------
    Total current assets                                        190,637          135,674
-----------------------------------------------------------------------------------------
Property, plant and equipment                                   651,406          519,509
  Less accumulated depreciation and amortization               (217,334)        (200,952)
-----------------------------------------------------------------------------------------
                                                                434,072          318,557
-----------------------------------------------------------------------------------------
Goodwill, net                                                    19,565           19,815
Other assets                                                     46,656           33,128
-----------------------------------------------------------------------------------------
                                                              $ 690,930        $ 507,174
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                           $  11,589        $      45
  Accounts payable                                               47,196           42,255
  Accrued expenses                                               37,923           36,537
-----------------------------------------------------------------------------------------
    Total current liabilities                                    96,708           78,837
-----------------------------------------------------------------------------------------
Long-term debt, net of current portion                          409,994          256,749
Deferred income taxes                                            37,481           32,772
Other liabilities                                                18,977            2,406
Commitments and contingencies (Notes 10, 11 and 13)
Stockholders' equity:
  Preferred stock, par value $.01 per share, 10,000,000
    shares authorized, none issued
  Common stock, par value $.01 per share, 50,000,000
    shares authorized, 12,323,759 and 12,305,859 shares issued      123              123
  Additional paid-in capital                                     73,683           73,589
  Retained earnings                                              90,418           99,152
-----------------------------------------------------------------------------------------
                                                                164,225          172,864
  Less common stock in treasury - at cost, 3,751,980 shares     (36,454)         (36,454)
-----------------------------------------------------------------------------------------
    Total stockholders' equity                                  127,770          136,410
-----------------------------------------------------------------------------------------
                                                              $ 690,930        $ 507,174
=========================================================================================
See accompanying notes to condensed consolidated financial statements.

                            GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)
                              (In thousands, except per share data)

                                                            Three Months           Nine Months
                                                        Ended September 30,     Ended September 30,
---------------------------------------------------------------------------------------------------
                                                          2002        2001        2002       2001
---------------------------------------------------------------------------------------------------
Net revenues                                           $ 386,579  $ 230,315    $ 857,129  $ 737,720
Cost of products sold                                    333,164    172,670      706,945    561,659
---------------------------------------------------------------------------------------------------
Gross margin                                              53,415     57,645      150,184    176,061

Operating expenses                                        38,366     26,537       95,314     80,897
Depreciation and amortization                              9,442      8,138       26,672     23,503
Selling, general and administrative expenses               6,765      7,659       17,852     22,997
Net (gain) loss on disposal/write-down of assets             (62)     1,301          856      1,783
---------------------------------------------------------------------------------------------------
Operating income (loss)                                   (1,096)    14,010        9,490     46,881

Interest expense                                         (10,455)    (6,026)     (25,985)   (18,109)
Amortization/write-off of financing costs                   (954)      (183)      (2,071)      (581)
Interest and investment income                                74        361          399      1,411
---------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations
  before income taxes                                    (12,431)     8,162      (18,167)    29,602

Provision (benefit) for income taxes                      (5,132)     3,052       (7,188)    11,482
---------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                (7,299)     5,110      (10,979)    18,120

Discontinued operations (Note 5)
  Earnings (loss) from operations of
    discontinued retail assets                              (362)        42       (1,020)      (137)
  Gain on disposal                                         4,921          -        4,789          -
  Net loss on asset sales/write-downs                        (15)         -          (28)         -
---------------------------------------------------------------------------------------------------
                                                           4,544         42        3,741       (137)
  Provision (benefit) for income taxes                     1,817         17        1,496        (55)
---------------------------------------------------------------------------------------------------
Earnings (loss) from discontinued operations               2,727         25        2,245        (82)
---------------------------------------------------------------------------------------------------
Net earnings (loss)                                    $  (4,572) $   5,135    $  (8,734) $  18,038
===================================================================================================

Net earnings (loss) per common share:
  Basic
    Continuing operations                              $   (0.85) $    0.57    $   (1.28) $    2.02
    Discontinued operations                            $    0.32  $       -    $    0.26  $   (0.01)
---------------------------------------------------------------------------------------------------
                                                       $   (0.53) $    0.57    $   (1.02) $    2.01
===================================================================================================
  Assuming dilution
    Continuing operations                              $   (0.85) $    0.57    $   (1.28) $    2.02
    Discontinued operations                            $    0.32  $       -    $    0.26  $   (0.01)
---------------------------------------------------------------------------------------------------
                                                       $   (0.53) $    0.57    $   (1.02) $    2.01
===================================================================================================

See accompanying notes to condensed consolidated financial statements.

                      GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In thousands)

                                                                     Nine Months Ended
                                                                        September 30,
---------------------------------------------------------------------------------------
                                                                    2002        2001
---------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings (loss)                                             $  (8,734)   $ 18,038
  Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
      Depreciation and amortization, including
        discontinued operations                                      27,460      24,279
      Amortization/write-off of financing costs                       2,071         581
      Deferred income taxes                                          (2,091)      6,164
      Net loss on disposal/write-down of assets                         856       1,783
      Net gain on disposal/write-down of retail assets
        included in discontinued operations                          (4,761)          -
      Other                                                             344       1,237
      Changes in operating assets and liabilities excluding
        the effects of the Yorktown acquisition:
        (Increase) decrease in receivables                          (24,657)     17,210
        Decrease (increase) in inventories                           28,276      (1,201)
        Decrease in prepaid expenses and other                        2,017       1,035
        Increase (decrease) in accounts payable                       4,941     (14,306)
        Increase (decrease) in accrued expenses                         962      (4,155)
---------------------------------------------------------------------------------------
Net cash provided by operating activities                            26,684      50,665
---------------------------------------------------------------------------------------
Cash flows from investing activities:
  Yorktown refinery acquisition                                    (194,866)          -
  Purchases of property, plant and equipment                         (9,783)    (48,144)
  Bloomfield refinery acquisition contingent payment                      -      (5,139)
  Purchase of other assets                                                -      (6,589)
  Proceeds from sale of property, plant and equipment                13,445       1,482
---------------------------------------------------------------------------------------
Net cash used by investing activities                              (191,204)    (58,390)
---------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from long-term debt                                      234,144           -
  Payments of long-term debt                                       (104,478)       (919)
  Proceeds from line of credit                                       88,000           -
  Payments on line of credit                                        (53,000)          -
  Deferred financing costs                                          (16,402)          -
  Purchase of treasury stock                                              -        (153)
  Proceeds from exercise of stock options                                94           -
---------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                    148,358      (1,072)
---------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                           (16,162)     (8,797)
Cash and cash equivalents:
  Beginning of period                                                26,326      26,618
---------------------------------------------------------------------------------------
  End of period                                                   $  10,164    $ 17,821
=======================================================================================
Non-cash Investing and Financing Activities. In the second quarter of 2002, the Company issued
$200,000,000 of 11% Senior Subordinated Notes at a discount of $5,856,000. In the second quarter of 2001, the Company received 103,430 shares of its common stock valued at approximately
$1,107,000 from its then Chairman and Chief Executive Officer as payment for the exercise of
126,601 common stock options. These shares were immediately cancelled. In the third quarter of
2001, the Company repurchased, for cash, 59 service station/convenience stores from FFCA Capital
Holding Corporation ("FFCA") for approximately $38,052,000 plus closing costs. These service station/convenience stores had been sold to FFCA in a sale-leaseback transaction completed in
December 1998. Certain deferrals on the Balance Sheet relating to the sale-leaseback transaction reduced the cost basis of the assets recorded in "Property, Plant and Equipment" by approximately
$1,736,000. These deferrals included a deferred gain on the original sale to FFCA and deferred lease allocations included in "Other Liabilities and Deferred Income," and deferred costs associated with the original sale included in "Other Assets."

See accompanying notes to condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

     Giant Industries, Inc., a Delaware corporation (together with its subsidiaries, "Giant" or the "Company"), through its wholly-owned subsidiary Giant Industries Arizona, Inc. and its subsidiaries ("Giant Arizona"), is engaged in the refining and marketing of petroleum products in New Mexico, Arizona, and Colorado, with a concentration in the Four Corners area where these states adjoin. With the recent acquisition of the Yorktown, Virginia refinery, the Company also is engaged in the refining and marketing of petroleum products in Virginia, Maryland, North and South Carolina, and the New York Harbor. In addition, Phoenix Fuel Co., Inc. ("Phoenix Fuel"), a wholly-owned subsidiary of Giant Arizona, operates a wholesale petroleum products distribution operation. (See Note 2 for a further discussion of Company operations and Note 4 for a discussion of the Yorktown refinery acquisition.)

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, hereafter referred to as generally accepted accounting principles, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the interim periods presented as of September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     In 2001, the American Institute of Certified Public Accountants ("AICPA") issued an exposure draft of a proposed Statement of Position ("SOP"), "Accounting for Certain Costs Related to Property, Plant, and Equipment." This proposed SOP, which would be effective for the Company in 2004, requires the Company to create a timeline for capitalizing costs related to property, plant and equipment construction. It would require that property, plant and equipment assets be accounted for at the component level, and require administrative and general costs incurred in support of capital projects to be expensed in the current period. In addition, the Statement is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing unamortized deferred non-capital major maintenance costs be expensed immediately. The AICPA plans to issue the final SOP in early 2003. The Company is in the process of evaluating the effect the proposed SOP will have on its financial position and results of operations.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel.

     SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the effect SFAS No. 143 will have relative to its assets.

     On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Tangible Assets." (See Note 3 for applicable disclosures.)

     On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement defines an impairment as "the condition that exists when the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value." The Statement provides for a single accounting model for the disposal of long-lived assets, whether previously held or newly acquired. Specific guidance is provided for recognition and measurement and reporting and disclosure for long-lived assets held and used, disposed of other than by sale, and disposed of by sale. This new standard had no impact on the Company's financial position and results of operations at adoption. (See
Note 5 for information relating to the impairment of certain assets.)

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which supersedes previous guidance for reporting gains and loss from, among other things, extinguishment of debt and accounting for leases. The portion of the Statement relating to the early extinguishment of debt is effective for the Company beginning in 2003. The Company does not believe the adoption of this statement will have a material impact on its financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Standard requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. The guidance will be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

NOTE 2 - BUSINESS SEGMENTS:

     The Company is organized into three operating segments based on manufacturing and marketing criteria. These segments are the Refining Group, the Retail Group and Phoenix Fuel. A description of each segment and its principal products follows:

     - Refining Group: The Refining Group owns and operates the Ciniza and Bloomfield refineries in the Four Corners area of New Mexico and the Yorktown refinery in Virginia. In addition to these three refineries, the refining group owns and operates a crude oil gathering pipeline system in New Mexico that services the Four Corners refineries, two finished products distribution terminals, and a fleet of crude oil and finished product truck transports. The Company's three refineries manufacture various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. In addition, finished products are acquired through exchange agreements, from third party suppliers and from Phoenix Fuel. These products are sold through Company-operated retail facilities, independent wholesalers and retailers, industrial/commercial accounts, and sales and exchanges with major oil companies. Crude oil, other feedstocks and blending components are purchased from third party suppliers.

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

     Operations that are not included in any of the three segments are included in the category "Other." These operations consist primarily of corporate staff operations, including selling, general and administrative ("SG&A") expenses.

     Operating income for each segment consists of net revenues less cost of products sold, operating expenses, depreciation and amortization, and the segment's SG&A expenses. The sales between segments are made at market prices. Cost of products sold reflects current costs adjusted, where appropriate, for LIFO and lower of cost or market inventory adjustments.

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

     Disclosures regarding the Company's reportable segments with reconciliation to consolidated totals for the three months ended September 30, 2002 and 2001, are presented below.

                                            For the Three Months Ended September 30, 2002     (In thousands)
------------------------------------------------------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
------------------------------------------------------------------------------------------------------------
Customer net revenues:
  Finished products:
    Four Corners operations                 $ 62,611
    Yorktown operations(1)                   159,844
                                            --------
    Total                                   $222,455  $ 52,299  $ 69,054  $     -  $      -      $343,808
  Merchandise and lubricants                       -    38,068     5,610        -         -        43,678
  Other                                        2,261     3,674       840       44         -         6,819
---------------------------------------------------------------------------------------------------------
    Total                                    224,716    94,041    75,504       44         -       394,305
---------------------------------------------------------------------------------------------------------
Intersegment net revenues:
  Finished products                           41,488         -    15,787        -   (57,275)            -
  Other                                        3,658         -         -        -    (3,658)            -
---------------------------------------------------------------------------------------------------------
    Total                                     45,146         -    15,787        -   (60,933)            -
---------------------------------------------------------------------------------------------------------
Total net revenues                           269,862    94,041    91,291       44   (60,933)      394,305

Net revenues of discontinued operations            -    (7,726)        -        -         -        (7,726)
---------------------------------------------------------------------------------------------------------
Net revenues of continuing operations       $269,862  $ 86,315  $ 91,291  $    44  $(60,933)     $386,579
=========================================================================================================

Operating income (loss):
  Four Corners operations                   $  5,824
  Yorktown operations(1)                      (5,994)
                                            --------
Total operating income (loss)                   (170) $  1,624  $  1,751  $(4,725) $  4,968      $  3,448
Discontinued operations                            -      (362)        -        -     4,906         4,544
---------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing
  operations                                $   (170) $  1,986  $  1,751  $(4,725) $     62      $ (1,096)
Interest expense                                                                                  (10,455)
Amortization/write-off of financing costs                                                            (954)
Interest income                                                                                        74
---------------------------------------------------------------------------------------------------------
Loss from continuing operations before
  income taxes                                                                                   $(12,431)
=========================================================================================================
Depreciation and amortization:
  Four Corners operations                   $  4,071
  Yorktown operations(1)                       1,646
                                            --------
    Total                                   $  5,717  $  3,128  $    507  $   301  $      -      $  9,653
Discontinued operations                            -       211         -        -         -           211
---------------------------------------------------------------------------------------------------------
Continuing operations                       $  5,717  $  2,917  $    507  $   301  $      -      $  9,442
Capital expenditures                        $  1,447  $    449  $     87  $   248  $      -      $  2,231

(1) Since acquisition on May 14, 2002.


                                            For the Three Months Ended September 30, 2001      (In thousands)
-------------------------------------------------------------------------------------------------------------
                                            Refining   Retail   Phoenix             Reconciling
                                              Group    Group      Fuel     Other       Items     Consolidated
-------------------------------------------------------------------------------------------------------------
Customer net revenues:
  Finished products                         $ 64,074  $ 59,437  $ 65,313  $      -   $        -    $188,824
  Merchandise and lubricants                       -    38,858     6,724         -            -      45,582
  Other                                        1,161     4,962       642        57            -       6,822
-----------------------------------------------------------------------------------------------------------
    Total                                     65,235   103,257    72,679        57            -     241,228
-----------------------------------------------------------------------------------------------------------
Intersegment net revenues:
  Finished products                           44,303         -    19,063         -      (63,366)          -
  Other                                        5,212         -         -         -       (5,212)          -
-----------------------------------------------------------------------------------------------------------
    Total                                     49,515         -    19,063         -      (68,578)          -
-----------------------------------------------------------------------------------------------------------
Total net revenues                           114,750   103,257    91,742        57      (68,578)    241,228

Net revenues of discontinued operations            -   (10,913)        -         -            -     (10,913)
-----------------------------------------------------------------------------------------------------------
Net revenues of continuing operations       $114,750  $ 92,344  $ 91,742  $     57   $  (68,578)   $230,315
===========================================================================================================

Operating income (loss)                     $ 16,904  $  3,121  $  1,082  $ (5,754)  $   (1,301)   $ 14,052
Discontinued operations                            -        42         -         -            -          42
-----------------------------------------------------------------------------------------------------------
Operating income (loss) from
  continuing operations                     $ 16,904  $  3,079  $  1,082  $ (5,754)  $   (1,301)   $ 14,010
Interest expense                                                                                     (6,026)
Amortization/write-off of financing costs                                                              (183)
Interest income                                                                                         361
-----------------------------------------------------------------------------------------------------------
Earnings from continuing operations
  before income taxes                                                                              $  8,162
===========================================================================================================

Depreciation and amortization               $  4,110  $  3,325  $    682  $    308   $        -    $  8,425
Discontinued operations                            -       287         -         -            -         287
-----------------------------------------------------------------------------------------------------------
Continuing operations                       $  4,110  $  3,038  $    682  $    308   $        -    $  8,138
Capital expenditures                        $  4,015  $ 38,911  $    204  $     85   $        -    $ 43,215

     Disclosures regarding the Company's reportable segments with reconciliation to consolidated totals for the nine months ended September 30, 2002 and 2001, are presented below.

                                      As of and for the Nine Months Ended September 30, 2002  (In thousands)
------------------------------------------------------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
------------------------------------------------------------------------------------------------------------
Customer net revenues:
  Finished products:
    Four Corners operations                 $171,558
    Yorktown operations(1)                   232,678
                                            --------
    Total                                   $404,236  $141,387  $190,213  $      -  $       -     $735,836
  Merchandise and lubricants                       -   108,889    17,031         -          -      125,920
  Other                                        6,165    11,443     2,441       134          -       20,183
----------------------------------------------------------------------------------------------------------
    Total                                    410,401   261,719   209,685       134          -      881,939
----------------------------------------------------------------------------------------------------------
Intersegment net revenues:
  Finished products                          110,249         -    42,160         -   (152,409)           -
  Other                                       12,481         -         -         -    (12,481)           -
----------------------------------------------------------------------------------------------------------
    Total                                    122,730         -    42,160         -   (164,890)           -
----------------------------------------------------------------------------------------------------------
Total net revenues                           533,131   261,719   251,845       134   (164,890)     881,939

Net revenues of discontinued operations            -   (24,810)        -         -          -      (24,810)
----------------------------------------------------------------------------------------------------------
Net revenues of continuing operations       $533,131  $236,909  $251,845  $    134  $(164,890)    $857,129
==========================================================================================================

Operating income (loss):
  Four Corners operations                   $ 23,230
  Yorktown operations(1)                      (9,084)
                                            --------
Total operating income (loss)                 14,146  $  2,821  $  4,791  $(12,432) $   3,905     $ 13,231
Discontinued operations                            -    (1,020)        -         -      4,761        3,741
----------------------------------------------------------------------------------------------------------
Operating income (loss) from
  continuing operations                     $ 14,146  $  3,841  $  4,791  $(12,432) $    (856)    $  9,490
Interest expense                                                                                   (25,985)
Amortization/write-off of financing costs                                                           (2,071)
Interest income                                                                                        399
----------------------------------------------------------------------------------------------------------
Loss from continuing operations before
  income taxes                                                                                    $(18,167)
==========================================================================================================
Depreciation and amortization:
  Four Corners operations                   $ 12,703
  Yorktown operations(1)                       2,726
                                            --------
    Total                                   $ 15,429  $  9,587  $  1,574  $    870  $       -     $ 27,460
Discontinued operations                            -       788         -         -          -          788
----------------------------------------------------------------------------------------------------------
Continuing operations                       $ 15,429  $  8,799  $  1,574  $    870  $       -     $ 26,672
Total assets                                $425,129  $139,417  $ 60,825  $ 65,559  $       -     $690,930
Capital expenditures                        $  6,811  $    893  $    360  $  1,719  $       -     $  9,783
Yorktown refinery acquisition               $194,866  $      -  $      -  $      -  $       -     $194,866


(1)Since acquisition on May 14, 2002.


                                      As of and for the Nine Months Ended September 30, 2001  (In thousands)
-----------------------------------------------------------------------------------------------------------
                                           Refining   Retail   Phoenix            Reconciling
                                             Group    Group      Fuel     Other      Items     Consolidated
------------------------------------------------------------------------------------------------------------
Customer net revenues:
  Finished products                        $211,843  $183,615  $228,073  $      -   $       -    $623,531
  Merchandise and lubricants                      -   109,314    18,392         -           -     127,706
  Other                                       6,966    13,192     1,997       206           -      22,361
---------------------------------------------------------------------------------------------------------
    Total                                   218,809   306,121   248,462       206           -     773,598
---------------------------------------------------------------------------------------------------------
Intersegment net revenues:
  Finished products                         135,517         -    65,653         -    (201,170)          -
  Other                                      12,380         -         -         -     (12,380)          -
---------------------------------------------------------------------------------------------------------
    Total                                   147,897         -    65,653         -    (213,550)          -
---------------------------------------------------------------------------------------------------------
Total net revenues                          366,706   306,121   314,115       206    (213,550)    773,598

Net revenues of discontinued operations           -   (35,878)        -         -           -     (35,878)
---------------------------------------------------------------------------------------------------------
Net revenues of continuing operations      $366,706  $270,243  $314,115  $    206   $(213,550)   $737,720
=========================================================================================================

Operating income (loss)                    $ 56,555  $  5,285  $  4,307  $(17,620)  $  (1,783)   $ 46,744
Discontinued operations                           -      (137)        -         -           -        (137)
---------------------------------------------------------------------------------------------------------
Operating income (loss) from
  continuing operations                    $ 56,555  $  5,422  $  4,307  $(17,620)  $  (1,783)   $ 46,881
Interest expense                                                                                  (18,109)
Amortization/write-off of financing costs                                                            (581)
Interest income                                                                                     1,411
---------------------------------------------------------------------------------------------------------
Earnings from continuing operations
  before income taxes                                                                            $ 29,602
=========================================================================================================

Depreciation and amortization              $ 12,070  $  9,245  $  2,011  $    953   $       -    $ 24,279
Discontinued operations                           -       776         -         -           -         776
---------------------------------------------------------------------------------------------------------
Continuing operations                      $ 12,070  $  8,469  $  2,011  $    953   $       -    $ 23,503
Total assets                               $229,385  $179,665  $ 76,967  $ 39,104   $       -    $525,121
Capital expenditures                       $  7,162  $ 39,844  $    782  $    356   $       -    $ 48,144

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS:

     In June 2001, the Company adopted SFAS No. 141, "Business
Combinations", which addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition.

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

     During the second quarter of 2002, the Company completed the transitional impairment test for goodwill as required by SFAS No. 142. The Company identified four reporting units for the purpose of this transitional impairment test. The reporting units consist of the Refinery Unit, the Retail Unit, the Phoenix Fuel Unit and the Travel Center Unit. The fair value of each reporting unit, except for the Travel Center Unit, was determined using a discounted cash flow model based on assumptions applicable to each reporting unit. The fair value of the Travel Center Unit was based on estimated sales price. The fair value of the reporting units exceeded their respective carrying amounts, including goodwill. As a result, the goodwill of each reporting unit is considered not impaired and the second step of the impairment test, to measure the amount of an impairment loss, is not necessary. The Company has elected to conduct its annual goodwill impairment test as of the first day of each fourth fiscal quarter (October 1). If, however, events and circumstances indicate that goodwill of a reporting unit might be impaired, then goodwill also will be tested for impairment when the impairment indicator arises. Retail unit goodwill was tested for impairment as of September 30, 2002, due to activities relating to the sale and marketing of retail units in the third quarter. No impairment was recorded as a result of this test.

     At September 30, 2002 and December 31, 2001, the Company had goodwill of $19,565,000 and $19,815,000, respectively.



     The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, all occurring in the third quarter, are as follows:

                                     Refining   Retail   Phoenix
(In thousands)                        Group     Group      Fuel     Total
--------------------------------------------------------------------------
Balance as of January 1, 2002         $125      $4,968   $14,722   $19,815
Impairment losses related to
  retail units held for sale             -          (7)        -        (7)
Goodwill written off related to
  the sale of eight retail units         -        (243)        -      (243)
--------------------------------------------------------------------------
Balance as of September 30, 2002      $125      $4,718   $14,722   $19,565
==========================================================================

     Certain of the Company's retail units are classified as held for sale and are tested for impairment when circumstances change. In the third quarter, offers were received for certain retail units and these units were tested for impairment. This resulted in an impairment write-down for one unit of $117,000, including $7,000 of goodwill. Also, goodwill of $243,000 relating to retail units sold was written off and is included in the net gain on the disposal of these units reported as a part of discontinued operations. (See Note 5.)

     Intangible assets with finite lives will continue to be amortized over their respective useful lives and will be tested for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     A summary of intangible assets, which are included in "Other Assets" in the Condensed Consolidated Balance Sheet, at September 30, 2002 is presented below:

                                   Gross                      Net
                                  Carrying   Accumulated    Carrying
(In thousands)                     Value     Amortization    Value
--------------------------------------------------------------------
Amortized intangible assets:
    Rights-of-way                  $  3,564     $ 2,333      $ 1,231
    Contracts                         3,971       3,446          525
    Licenses and permits                786          37          749
--------------------------------------------------------------------
                                      8,321       5,816        2,505
--------------------------------------------------------------------
Unamortized intangible assets:
    Liquor licenses                   7,303           -        7,303
--------------------------------------------------------------------
Total intangible assets            $ 15,624     $ 5,816      $ 9,808
====================================================================

     In the second quarter of 2002, the remaining right-of-way costs relating to certain pipeline assets that had been sold were written off. These rights-of-way had an original cost of approximately $21,000 and accumulated amortization of approximately $6,900.

     In the third quarter of 2002, $786,000 of the purchase price allocation for the Yorktown refinery relating to certain licenses and permits were recorded as amortizable intangible assets. (See the table above and Note 4.)

     Intangible asset amortization expense for the nine months ended September 30, 2002 was $255,000. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years is as follows:

                (In thousands)
                ----------------------------
                2002                   $  94
                2003                     377
                2004                     377
                2005                     377
                2006                     374
                2007                     273

     The following table sets forth a reconciliation of net earnings (loss) and earnings (loss) per share information for the three and nine months ended September 30, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142.

                                                     Three Months            Nine Months
                                                  Ended September 30,    Ended September 30,
--------------------------------------------------------------------------------------------
(In thousands)                                      2002       2001        2002       2001
--------------------------------------------------------------------------------------------
Reported net earnings (loss)                      $(4,572)   $5,135      $(8,734)   $18,038
Add:  Goodwill amortization, net of tax effect          -       160            -        481
--------------------------------------------------------------------------------------------
Adjusted net earnings (loss)                      $(4,572)   $5,295      $(8,734)   $18,519
============================================================================================
Basic earnings (loss) per share:
  Reported net earnings (loss)                    $ (0.53)   $ 0.57      $ (1.02)   $  2.01
  Adjusted net earnings (loss)                    $ (0.53)   $ 0.59      $ (1.02)   $  2.07

Diluted earnings (loss) per share:
  Reported net earnings (loss)                    $ (0.53)   $ 0.57      $ (1.02)   $  2.01
  Adjusted net earnings (loss)                    $ (0.53)   $ 0.59      $ (1.02)   $  2.06

NOTE 4 - YORKTOWN ACQUISITION:

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

     As part of the Yorktown acquisition, the Company agreed to pay to BP, beginning in 2003 and concluding at the end of 2005, earn-out payments up to a maximum of $25,000,000 when the average monthly spreads for regular reformulated gasoline or No. 2 distillate over West Texas Intermediate equivalent light crude oil on the New York Mercantile Exchange exceed $5.50 or $4.00 per barrel, respectively. These earn-out considerations, if paid, would be considered additional purchase price and would be allocated to the assets acquired in the same proportions as the original purchase price was allocated, not to exceed the estimated current replacement cost, and amortized over the estimated remaining life of the assets.

     The Yorktown acquisition was funded with cash on hand, $32,000,000 in borrowings under a $100,000,000 senior secured revolving credit facility, $40,000,000 in borrowings from a senior secured mortgage loan facility, and part of the proceeds from the issuance of $200,000,000 of 11% Senior Subordinated Notes due 2012. In addition, the Company incurred approximately $16,402,000 of financing costs in connection with these obligations. (See Note 10 for a discussion of the obligations).

     Under SFAS No. 141, "Business Combinations", the Yorktown acquisition was accounted for as a purchase, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The accompanying financial statements reflect the preliminary purchase price allocation. The Company is in the process of completing the review and determination of the fair values of the assets acquired and the liabilities assumed. Accordingly, the allocation of the purchase price is subject to revision, which is not expected to be material, based on a final determination of appraised and other fair values. The September 30, 2002 financial statements include the results of operations of the Yorktown acquisition since the date of acquisition.

     The preliminary purchase price allocation, including direct costs incurred in the Yorktown acquisition, is as follows:

----------------------------------------------------------------------
(In thousands)
----------------------------------------------------------------------
Property, plant and equipment                                $ 141,396
Other assets                                                       786
Deferred income tax assets, current                              6,700
Inventories:
  Feedstocks and refined products                               65,182
  Materials and supplies                                         4,589
Environmental liabilities assumed                               (7,500)
Pension and retiree medical obligations assumed                 (9,400)
Other employee obligations assumed                                (287)
Deferred income tax liabilities, non-current                    (6,600)
----------------------------------------------------------------------
    Total cash purchase price                                $ 194,866
======================================================================

     The following unaudited pro forma financial information for the three and nine months ended September 30, 2002 and 2001 gives effect to the (i) Yorktown acquisition, (ii) financing transactions described above, and
(iii) redemption of the Company's $100,000,000 of 9 3/4% Senior Subordinated Notes due 2003 (the "9 3/4% Notes"), which occurred on June 28, 2002, as if each had occurred at the beginning of the periods presented. The pro forma results were determined using estimates and assumptions, which management believes to be reasonable, based upon limited available information from BP. This pro forma information is not necessarily indicative of the results of future operations.

                                            Three Months              Nine Months
                                         Ended September 30,      Ended September 30,
---------------------------------------------------------------------------------------
(In thousands, except per share data)      2002        2001        2002        2001
---------------------------------------------------------------------------------------
Revenues from continuing operations     $ 386,579   $ 406,148   $1,057,537   $1,257,987
Net earnings (loss)                     $  (4,572)  $   6,535   $  (20,130)  $   21,358
Net earnings (loss) per share:
  Basic                                 $   (0.53)  $    0.73   $   (2.35)   $     2.38
  Diluted                               $   (0.53)  $    0.73   $   (2.35)   $     2.38

NOTE 5 - DISCONTINUED OPERATIONS, ASSETS HELD FOR SALE, AND DISPOSITIONS:

     In the third quarter of 2002, the Company sold six retail units and reclassified 10 others as assets held for sale. Two other retail units were sold in the second quarter of 2002. The remaining assets and results of operations of these 18 retail units are included in discontinued operations in the accompanying financial statements. Earnings from discontinued operations before income taxes of $4,544,000 for the three months ended September 30, 2002 include a gain on the disposal of six retail units sold of $4,921,000, which is net of $243,000 of goodwill write-offs; and a SFAS No. 144 impairment write-down of $117,000, including $7,000 of goodwill write-offs, on one of the retail units held for sale. Earnings from discontinued operations before income taxes of $3,741,000 for the nine months ended September 30, 2002 include a gain on the disposal of eight retail units sold of $4,789,000, which is net of $243,000 of goodwill write-offs; and SFAS No. 144 impairment write-downs of $289,000, including $7,000 of goodwill write-offs, on three of the retail units held for sale.

     Of the 10 units held for sale, four are expected to close escrow in the fourth quarter of 2002, two are in contract negotiations, and the remaining four are being marketed for sale. Two of the remaining four units are closed and two are being operated, but will be closed if not sold within 12 months.

     In addition to the 10 units described above, assets held for sale include vacant residential/commercial property, 12 retail units which were closed in 2001, a vacant industrial land site, and vacant land adjacent to several retail units. All of these assets are being marketed for sale.

     Included in "Other Assets" as assets held for sale in the accompanying Condensed Consolidated Balance Sheets are the following categories of assets.

(In thousands)                                        September 30, 2002   December 31, 2001
--------------------------------------------------------------------------------------------
Discontinued operations relating to 10 retail units:
  Property, plant and equipment                             $ 4,239              $ 4,965
  Inventories                                                   280                  307
--------------------------------------------------------------------------------------------
                                                              4,519                5,272
Vacant land - residential/commercial property                 5,602                5,602
Closed retail units                                           2,413                2,521
Vacant land - industrial site                                 1,596                1,596
Vacant land - adjacent to retail units                        1,201                1,201
--------------------------------------------------------------------------------------------
                                                            $15,331              $16,192
============================================================================================

     Included in discontinued operations is the following operating information.

                                                     Three Months            Nine Months
                                                  Ended September 30,    Ended September 30,
--------------------------------------------------------------------------------------------
(In thousands)                                      2002       2001        2002       2001
--------------------------------------------------------------------------------------------
Revenues                                          $ 7,726    $ 10,913    $ 24,810   $ 35,878
Pre-tax operating earnings (loss)                 $  (362)   $     42    $ (1,020)  $   (137)

     On July 31, 2002, the Company entered into a letter of intent for the potential sale of its 26 remaining retail units in the Phoenix and Tucson marketing areas. Two of the retail units were removed from this transaction and are classified as held for sale. The Company is in the process of negotiating a purchase agreement for the remaining 24, which would be contingent upon the potential buyer obtaining lender financing on satisfactory terms. Due to the uncertainty of the potential buyer obtaining financing, the Company cannot determine with reasonable certainty that this transaction will close, or if the units will be sold to other parties within the next 12 months, and is exploring other options, including continuing to operate the units. In the second quarter of 2002, the Company recorded an impairment loss of $1,272,000 related to certain of the 26 units, based on the probability of the sale occurring and an estimate of fair value as compared to the carrying value of each unit in accordance with SFAS No. 144. As of September 30, 2002, the remaining 24 retail units were being operated and were classified as held and used in accordance with SFAS No. 144.

     On August 12, 2002, the Company entered into purchase and sale agreements with a buyer for the sale of nine retail units in the Phoenix marketing area. Six of these units were sold to the buyer in the third quarter for $10,850,000 and their results of operations are included in earnings (loss) from discontinued operations as discussed above. Two of the units were removed from this transaction. One of these two units is being sold to another buyer and is expected to close in the fourth quarter, and the other unit is being marketed for sale. The third unit may be subject to a right to purchase at appraised value in favor of a related party. (See
Note 6 to the accompanying financial statements.) The Company expects that the sale of this unit will close in the fourth quarter of 2002. As of September 30, 2002, the three unsold units were classified as held for sale.

     In addition, the Company is in the process of reviewing proposals for the possible sale and potential leaseback of its corporate headquarters building. This process is in a preliminary stage, and as such, the Company does not know if, or when, this transaction will close.

NOTE 6 - RELATED PARTY TRANSACTIONS:

     The Company is in the process of selling one of its retail units to a third-party purchaser. The unit may be subject to a right to purchase at appraised value. A limited liability company controlled by James E. Acridge, which subsequently went out of business, previously held this right. Mr. Acridge was terminated as the Company's President and Chief Executive Officer on March 29, 2002, although he remains on the Board of Directors. Mr. Acridge asserts that the right to purchase has passed to his bankruptcy estate. The Company has asked for guidance from the bankruptcy court regarding this matter. (See Note 11 for a further discussion of matters relating to Mr. Acridge.)

NOTE 7 - EARNINGS PER SHARE:

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                 Three Months           Nine Months
Numerator                                     Ended September 30,    Ended September 30,
-----------------------------------------------------------------------------------------
(In Thousands)                                  2002       2001        2002       2001
-----------------------------------------------------------------------------------------
Earnings (loss) from continuing operations   $(7,299)   $  5,110    $(10,979)   $ 18,120
Earnings (loss) from discontinued operations $ 2,727    $     25    $  2,245    $    (82)
-----------------------------------------------------------------------------------------
Net earnings (loss)                          $(4,572)   $  5,135    $ (8,734)   $ 18,038
=========================================================================================

                                                 Three Months           Nine Months
Denominator                                   Ended September 30,    Ended September 30,
-----------------------------------------------------------------------------------------
                                                2002       2001        2002       2001
-----------------------------------------------------------------------------------------
Basic - weighted average shares outstanding  8,571,779  8,964,551   8,564,042  8,956,808
Effect of dilutive stock options                     -*    13,446           -*    13,721
-----------------------------------------------------------------------------------------
Diluted outstanding shares                   8,571,779  8,977,997   8,564,042  8,970,529
=========================================================================================

*The additional shares would be antidilutive due to the net loss.

                                                 Three Months           Nine Months
Basic earnings per share                      Ended September 30,    Ended September 30,
-----------------------------------------------------------------------------------------
                                                2002       2001        2002       2001
-----------------------------------------------------------------------------------------
Earnings (loss) from continuing operations   $  (0.85)  $   0.57    $  (1.28)   $   2.02
Earnings (loss) from discontinued operations $   0.32   $      -    $   0.26    $  (0.01)
-----------------------------------------------------------------------------------------
Net earnings (loss)                          $  (0.53)  $   0.57    $  (1.02)   $   2.01
=========================================================================================

                                                 Three Months           Nine Months
Diluted earnings per share                    Ended September 30,    Ended September 30,
-----------------------------------------------------------------------------------------
                                                2002       2001        2002       2001
-----------------------------------------------------------------------------------------
Earnings (loss) from continuing operations   $  (0.85)  $   0.57    $  (1.28)   $   2.02
Earnings (loss) from discontinued operations $   0.32   $      -    $   0.26    $  (0.01)
-----------------------------------------------------------------------------------------
Net earnings (loss)                          $  (0.53)  $   0.57    $  (1.02)   $   2.01
=========================================================================================

     On April 29, 2002, 17,900 stock options granted May 1, 1992, were exercised. These stock options were scheduled to expire on April 30, 2002.

     At September 30, 2002, there were 8,571,779 shares of the Company's common stock outstanding. There were no transactions subsequent to September 30, 2002, that if the transactions had occurred before September 30, 2002, would materially change the number of common shares or potential common shares outstanding as of September 30, 2002.

NOTE 8 - INVENTORIES:

                                                   September 30,    December 31,
--------------------------------------------------------------------------------
(In thousands)                                         2002             2001
--------------------------------------------------------------------------------
First-in, first-out ("FIFO") method:
  Crude oil                                          $  36,626          $ 12,835
  Refined products                                      45,102            21,982
  Refinery and shop supplies                            13,089             8,111
  Merchandise                                            2,847             3,928
Retail method:
  Merchandise                                            8,428             8,872
--------------------------------------------------------------------------------
    Subtotal                                           106,092            55,728
Adjustment for last-in, first-out ("LIFO") method       (5,985)            5,996
Allowance for lower of cost or market                        -            (3,302)
--------------------------------------------------------------------------------
    Total                                            $ 100,107          $ 58,422
================================================================================

     The portion of inventories valued on a LIFO basis totaled $68,060,000 and $30,872,000 at September 30, 2002 and December 31, 2001, respectively. The following data will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at September 30, 2002 and 2001, net earnings (loss) and diluted earnings (loss) per share amounts for the three months ended September 30, 2002 and 2001, would have been higher (lower) by $4,294,000 and $0.50, and $(791,000) and $(0.09), respectively, and net earnings (loss) and diluted earnings (loss) per share for the nine months ended September 30, 2002 and 2001 would have been higher (lower) by $5,208,000 and $0.61, and $(2,935,000) and $(0.33),
respectively.

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

     In the third quarter of 2001, certain higher cost refining LIFO inventory layers were liquidated resulting in a reduction of earnings of approximately $170,000 or $0.02 per share for the three and nine months ended September 30, 2001. There were no similar liquidations in 2002.

NOTE 9 - DERIVATIVE INSTRUMENTS:

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

     In the second and third quarters of 2002, the Company entered into various crude oil futures contracts in order to economically hedge crude oil inventories and crude oil purchases for the Yorktown refinery operations. For the three and nine months ended September 30, 2002, the Company recognized losses on these contracts of approximately $3,769,000 and $1,799,000, respectively, in cost of products sold. These transactions did not qualify for hedge accounting in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, and accordingly were marked to market each month. At September 30, 2002, the Company had no open crude oil futures contracts or other commodity derivatives.

NOTE 10 - LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                 September 30,     December 31,
-------------------------------------------------------------------------------
(In thousands)                                       2002              2001
-------------------------------------------------------------------------------
11% senior subordinated notes, due 2012, net
  of unamortized discount of $5,733,
  interest payable semi-annually                  $ 194,267          $       -
9% senior subordinated notes, due 2007,
  interest payable semi-annually                    150,000            150,000
9 3/4% senior subordinated notes, due 2003,
  interest payable semi-annually                          -            100,000
Senior secured revolving credit facility,
  due 2005, floating interest rate,
  interest payable quarterly                         35,000                  -
Senior secured mortgage loan facility,
  due 2005, floating interest rate,
  interest payable quarterly                         35,556                  -
Capital lease obligations, 11.3%, due
  through 2007, interest payable monthly              6,703              6,703
Other                                                    57                 91
-------------------------------------------------------------------------------
  Subtotal                                          421,583            256,794
Less current portion                                (11,589)               (45)
-------------------------------------------------------------------------------
  Total                                           $ 409,994          $ 256,749
===============================================================================

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

     In accordance with a Registration Rights Agreement entered into in connection with the sale of the 11% Notes, the Company filed a registration statement with the Securities and Exchange Commission enabling the holders of the 11% Notes to exchange the 11% Notes for publicly registered exchange notes with substantially identical terms as the 11% Notes. All of the original 11% Notes were exchanged and the exchange offering was completed on September 10, 2002.

     On June 28, 2002, the Company redeemed all $100,000,000 of the 9 3/4% Notes at par plus accrued interest. To permit this redemption, the Company obtained a consent from the holders of the 9% Notes at a cost of approximately $1,200,000.

     In connection with the Yorktown acquisition, the Company also entered into a $100,000,000, three-year senior secured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility is due and payable in full on May 13, 2005. As more fully described in Note 13 - Subsequent Events, on October 28, 2002, the Company entered into an amendment for the Credit Facility (the "Amendment").

     Prior to the Amendment, obligations under the Credit Facility were guaranteed by each of the Company's principal subsidiaries and secured by a security interest in the personal property of the Company and the personal property of the Company's subsidiaries, including accounts receivable, inventory, contracts, chattel paper, trademarks, copyrights, patents, license rights, deposit and investment accounts and general intangibles, but excluding most fixed assets. Pursuant to the Amendment, the Company granted the lenders additional collateral.

     The Credit Facility is primarily a working capital and letter of credit facility. The Credit Facility also allows the Company to borrow up to $10,000,000 for other acquisitions as defined in the Credit Facility. The availability of funds under this facility is the lesser of (i) $100,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At September 30 and November 1, 2002, the availability of funds under the Credit Facility was $100,000,000. There were $35,000,000 in direct borrowings outstanding under this facility at September 30, 2002, and there were approximately $14,808,000 of irrevocable letters of credit outstanding, primarily to crude oil suppliers, insurance companies and regulatory agencies. At November 1, 2002 there were $35,000,000 in direct borrowings outstanding under this facility and there were approximately $30,408,000 of irrevocable letters of credit outstanding, $16,000,000 of which expire in November 2002.

     The interest rate applicable to the Credit Facility is tied to various short-term indices. At September 30, 2002, this rate was approximately 4.6% per annum. Pursuant to the Amendment, the interest rate has been increased. At November 11, 2002, this rate was approximately 5.2%. The Company is required to pay a quarterly commitment fee of 0.50% per annum of the unused amount of the facility.

     The Credit Facility contains negative covenants limiting, among other things, the Company's ability, and the ability of the Company's subsidiaries, to incur additional indebtedness; create liens; dispose of assets; consolidate or merge; make loans and investments; enter into transactions with affiliates; use loan proceeds for certain purposes; guarantee obligations and incur contingent obligations; enter into agreements restricting the ability of subsidiaries to pay dividends to the Company; make distributions or stock repurchases; make significant changes in accounting practices or change the Company's fiscal year; and except on terms acceptable to the senior secured lenders, to prepay or modify subordinated indebtedness. The Amendment modifies certain of these covenants and imposes certain additional covenants.

     The Credit Facility also requires the Company to maintain certain financial ratios, each calculated on a pro forma basis for the Yorktown acquisition, including maintaining a minimum consolidated tangible net worth, a minimum fixed charge coverage ratio, a total leverage ratio, and a senior leverage ratio of consolidated senior indebtedness to consolidated Earnings Before Income Tax, Depreciation and Amortization ("EBITDA"). The Amendment also modifies certain of these financial covenants and imposes certain additional financial covenants.

     The Company's failure to satisfy any of these covenants is an event of default under the Credit Facility. The Credit Facility also includes other customary events of default, including, among other things, a cross-default to the Company's other material indebtedness and certain changes of control.

     In connection with the Yorktown acquisition, the Company also entered into a $40,000,000 three-year senior secured mortgage loan facility (the "Loan Facility") with a group of financial institutions. As more fully described in Note 13 - Subsequent Events, on October 28, 2002, the Company entered into an amendment for the Loan Facility (the "Loan Amendment").

     Prior to the Loan Amendment, the loan was secured by the Yorktown refinery property, fixtures and equipment, excluding inventory, accounts receivable and other Yorktown refinery assets securing the Credit Facility. The Company and its principal subsidiaries also guaranteed the loan. Pursuant to the Loan Amendment, the Company granted the lenders additional collateral.

     The Company issued notes to the lenders, which bear interest at a rate that is tied to various short-term indices. At September 30, 2002, this rate was approximately 6.1% per annum. Pursuant to the Loan Amendment, the interest rate has been increased. At November 11, 2002, this rate was approximately 6.6%. The notes fully amortize during the three-year term as follows: 2002 - $7,778,000, 2003 - $10,222,000, 2004 - $11,111,000, and
2005 - $10,889,000.

     The Loan Facility contains negative covenants limiting the Company's ability and the ability of the Company's subsidiaries to, among other things, incur debt; create liens; dispose of assets; consolidate or merge; make loans and investments; enter into transactions with affiliates; use loan proceeds for certain purposes; guarantee obligations and incur contingent obligations; pay dividends or make distributions or stock repurchases; make significant changes in accounting practices; or change the Company's fiscal year. The Loan Amendment also modifies certain of these covenants and imposes certain additional covenants.

     The Loan Facility also requires the Company to maintain certain financial ratios, including maintaining (a) ratios substantially the same as the Credit Facility and (b) a total senior debt to tangible net worth (consolidated senior funded indebtedness to total consolidated net worth less intangible assets) ratio. The Loan Amendment modifies certain of these financial covenants and imposes certain additional financial covenants.

     The Company's failure to satisfy any of these covenants is an event of default under the Loan Facility. The Loan Facility also includes other customary events of default, including, among other things, a cross-default to the Company's other material indebtedness and certain changes of control.



NOTE 11 - COMMITMENTS AND CONTINGENCIES:

     Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company's business, including those matters described below, are pending against the Company and certain of its subsidiaries. Certain of these matters involve or may involve significant claims for compensatory, punitive or other damages. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at September 30, 2002, which may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company's recorded accruals should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of these matters could result in a material adverse effect on the Company's results of operations for a particular reporting period.

     Federal, state and local laws and regulations relating to health, safety and the environment affect nearly all of the operations of the Company. As is the case with other companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits, brought by either governmental authorities or private parties, alleging non-compliance with environmental, health, and safety laws and regulations, or property damage or personal injury caused by the environmental, health, or safety impacts of current or historic operations. These matters include soil and water contamination, air pollution, and personal injuries or property damage allegedly caused by substances manufactured, handled, used, released, or disposed of by the Company or by its predecessors.

     Future expenditures related to compliance with environmental, health and safety laws and regulations, the investigation and remediation of contamination, and the defense or settlement of governmental or private property claims and lawsuits cannot be reasonably quantified in many circumstances for various reasons. These reasons include the speculative nature of remediation and cleanup cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, various defenses that may be available to the Company and changing environmental, health and safety laws, regulations, and their respective interpretations.

     In June 2002, the Company received a draft compliance order from the New Mexico Environment Department ("NMED") in connection with five alleged violations of air quality regulations at the Ciniza refinery. These alleged violations relate to an inspection completed in April 2001. Potential penalties could be as high as $564,000.

     In August 2002, the Company received a compliance order from NMED in connection with four alleged violations of air quality regulations at the Bloomfield refinery. These alleged violations relate to an inspection completed in August and September of 2001. Potential penalties could be as high as $120,000.

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

     The Farmington property is located adjacent to the Lee Acres Landfill (the "Landfill"), a closed landfill formerly operated by San Juan County and situated on lands owned by the United States Bureau of Land Management (the "BLM"). Industrial and municipal wastes were disposed of in the Landfill by numerous sources. While the Landfill was operational, the Company used it to dispose of office trash, maintenance shop trash, used tires and water from the Farmington refinery's evaporation pond.

     The Landfill was added to the National Priorities List as a Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") Superfund site in 1990. In connection with this listing, the federal Environmental Protection Agency ("EPA") defined the site as the Landfill and the Landfill's associated groundwater plume. EPA excluded any releases from the Farmington refinery itself from the definition of the site. In May 1991, EPA notified the Company that it may be a potentially responsible party under CERCLA for the release or threatened release of hazardous substances, pollutants or contaminants at the Landfill.

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

     BLM has received public comment on its proposed plan. The final remedy for the site, however, has not yet been selected. The Company has been advised that the site remedy may be announced in 2002 but is not aware that any such announcement has been made. In 1989, a consultant to the Company estimated, based on various assumptions, that the Company's share of potential liability could be approximately $1,200,000. This figure was based upon estimated Landfill remediation costs significantly higher than those being proposed by BLM. The figure also was based on the consultant's evaluation of such factors as available clean-up technology, BLM's involvement at the site and the number of other entities that may have had involvement at the site, but did not include an analysis of all of the Company's potential legal defenses and arguments, including possible setoff rights.

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

     In connection with the acquisition of the Bloomfield Refinery, the Company assumed certain environmental obligations including Bloomfield Refining Company's ("BRC") obligations under an administrative order issued by EPA in 1992 pursuant to the Resource Conservation and Recovery Act (the "Order"). The Order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield Refinery. EPA has delegated its oversight authority over the Order to NMED's Hazardous Waste Bureau ("HWB"). In 2000, OCD approved the groundwater discharge permit for the refinery, which included an abatement plan that addressed the Company's environmental obligations under the Order. The abatement plan reflects new information relating to the site as well as remediation methods that were not originally contemplated in connection with the Order. Discussions between OCD, HWB and the Company have resulted in proposed revisions to the abatement plan. Adoption of the abatement plan as the appropriate corrective action remedy under the Order would significantly reduce the Company's corrective action costs. The Company estimates that remediation expenses associated with the abatement plan will be approximately $150,000, and will be incurred over a period of approximately 30 years. If the Company's request is not granted, the Company estimates that remaining remediation expenses could range as high as $800,000, after taking into account year-to-date 2002 expenditures, and could be as low as $600,000. The Company's environmental reserve for this matter is approximately $800,000. If, as expected, the abatement plan is approved as submitted, the Company anticipates that the reserve will be reduced.

     The Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank (the "Tank") that was located in Bloomfield, New Mexico. The Company believes that all or a portion of the Tank and the 5.5 acres owned by the Company on which the Tank was located may have been a part of a refinery, owned by various other parties, that, to the Company's knowledge, ceased operations in the early 1960s. Based upon a January 13, 2000 report filed with OCD, it appears possible that contaminated groundwater is contained within the property boundaries and does not extend offsite. The Company anticipates that OCD will not require remediation of offsite soil based upon the low contaminant levels found there. In the course of conducting cleanup activities approved by OCD, it was discovered that the extent of contamination was greater than anticipated. The Company received approval to conduct a pilot bioventing project to address remaining contamination at the site, which was completed in June 2001, at a cost of approximately $15,000. Based on the results of the pilot project, the Company submitted a plan for soil and groundwater remediation and monitoring to OCD. This remediation plan, including a proposed soil bioventing remediation system, was approved by OCD on June 13, 2002. The Company anticipates that it will incur approximately $100,000 in remediation expenses in connection with this plan, and the Company has created an environmental reserve in this amount. Active remediation should occur over a period of one to two years, followed by groundwater monitoring. No remediation efforts are being undertaken to date, as the Company is awaiting OCD approval of its work plan for the proposed soil bioventing remediation system.

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

     On October 21, 2002, the Company received a notice from EPA assessing it a penalty of $110,000 under the consent decree in connection with a hydrocarbon flaring incident at the Yorktown refinery. The flaring occurred during a four-day period in April 2002 following a power outage at the refinery. Since the Company did not own the Yorktown refinery at the time that the flaring incident occurred, the Company believes that it will be entitled to indemnification from BP for the entire amount of the penalty. It is possible that the Company and BP will contest the penalty.

     The environmental obligations assumed in connection with the Yorktown acquisition also include BP's obligations under an administrative order issued by EPA in 1991 pursuant to the Resource Conservation and Recovery Act (the "Yorktown Order"). The Yorktown Order requires an investigation of certain areas of the refinery and the development of measures to correct any releases of contaminants or hazardous constituents found in these areas. A RCRA Facility Investigation and a Corrective Measures Study, or "RFI/CMS," already has been prepared. It was revised by BP, in draft form, to incorporate comments from EPA and the Virginia Department of Environmental Quality, although a final RFI/CMS has not yet been approved. The draft RFI/CMS proposes certain investigation, sampling, monitoring, and cleanup measures, including the construction of an on-site corrective action management unit ("CAMU") that would be used to consolidate hazardous materials associated with these measures. These proposed actions relate to soil, sludge, and remediation wastes relating to certain solid waste management units, groundwater in the aquifers underlying the refinery, and surface water and sediment in a small pond and tidal salt marsh on the refinery property. The Company believes that final approval of the RFI/CMS may occur by the first quarter of 2003. The Company estimates that expenses associated with the actions described in the proposed RFI/CMS would range from approximately $16,000,000 to $19,000,000, and will be incurred over a period of approximately 30 years, with approximately $5,000,000 of this amount being incurred over an initial three-year period, and additional expenditures in the approximate amount of $5,000,000 being incurred over the following three-year period. The Company may not be responsible, however, for all of these expenditures as a result of the environmental indemnification provisions included in the purchase agreement with BP, as more fully discussed below.

     BP has agreed to indemnify, defend, save and hold the Company harmless from and against all losses that are caused by, arising from, incurred in connection with or relate in any way to property damage caused by, or any environmental remediation required due to, a violation of health, safety and environmental laws during the operation of the refinery by BP. In order to have a claim against BP, however, the aggregate of all such losses must exceed $5,000,000, in which event a claim only relates to the amount exceeding $5,000,000. After $5,000,000 is reached, a claim is limited to 50% of the amount by which the losses exceed $5,000,000 until the aggregate of all such losses exceeds $10,000,000. After $10,000,000 is reached, a claim would be for 100% of the amount by which the losses exceed $10,000,000. In applying these provisions, losses amounting to less than $250,000 in the aggregate arising out of the same occurrence or matter are not aggregated with any other losses for purposes of determining whether and when the $5,000,000 or $10,000,000 has been reached. After the $5,000,000 or $10,000,000 has been reached, BP has no obligation to indemnify the Company with respect to such matters for any losses amounting to less than $250,000 in the aggregate arising out of the same occurrence or matter. Except as specified in the Yorktown purchase agreement, in order to seek indemnification from BP, the Company must notify BP of a claim within two years following the closing date. Further, BP's aggregate liability for indemnification under the refinery purchase agreement, including liability for environmental indemnification, is limited to $35,000,000.

     As of September 30, 2002, the Company had environmental liability accruals of approximately $9,600,000. Approximately $7,500,000 of the accrual is for certain environmental obligations assumed in connection with the Yorktown refinery acquisition. Approximately $1,500,000 of the accrual is for the following previously discussed projects: (i) the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of the Company's inactive Farmington refinery; (ii) environmental obligations assumed in connection with the acquisition of the Bloomfield Refinery; and (iii) hydrocarbon contamination on and adjacent to the 5.5 acres that the Company owns in Bloomfield, New Mexico. The remaining amount of the accrual relates to the closure of certain solid waste management units at the Ciniza Refinery, which is being conducted in accordance with the refinery's Resource Conservation and Recovery Act permit; closure of the Ciniza Refinery land treatment facility, including post-closure expenses; and certain other smaller matters. The environmental accrual is recorded in the current and long-term sections of the Company's Condensed Consolidated Balance Sheets.

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

     On July 22, 2002, Mr. Acridge filed a lawsuit in the Superior Court of Arizona for Maricopa County against current Company officers Messrs. Holliger, Gust, Cox, and Bullerdick, and current Company directors Messrs. Bernitsky, Kalen, and Rapport, and as yet unidentified accountants, auditors, appraisers, attorneys, bankers and professional advisors. This suit will be defended vigorously. Certain of the defendants, including the officers and directors, may be entitled to indemnification from the Company in connection with the defense of, and any liabilities arising out of, this lawsuit. The complaint alleges a breach of Mr. Acridge's employment agreement with the Company, and states that he is invoking his right to arbitrate, separate from the lawsuit, the termination of his employment and the Company's alleged breach of the implied covenant of good faith and fair dealing. The Company intends to defend any such arbitration proceeding vigorously. With respect to the defendants in the complaint, Mr. Acridge alleges that they intentionally and wrongfully interfered with his employment agreement and caused the Company to fire him. The complaint seeks unspecified general damages for pain, suffering and inconvenience, special damages including lost benefits of employment and lost business opportunities, punitive damages, and costs and attorneys' fees.

     Mr. Acridge personally, and three entities controlled by Mr. Acridge, have commenced Chapter 11 Bankruptcy proceedings. The entities controlled by Mr. Acridge are Pinnacle Rodeo LLC ("Pinnacle Rodeo"), Pinnacle Rawhide LLC ("Pinnacle Rawhide"), and Prime Pinnacle Peak Properties, Inc. ("Prime Pinnacle"). The four bankruptcy cases are jointly administered. It is unknown whether and to what extent creditors, including the Company, will receive any recovery on their respective debts from any of the four bankruptcy estates.

     As discussed in more detail in Note 6 to the Company's Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "10-K Note"), the Company previously loaned Mr. Acridge $5,000,000 (the "Loan"). As noted in the 10-K Note, in the fourth quarter of 2001, the Company established a reserve for the entire amount of the Loan plus interest accrued through December 31, 2001. As security for the Loan, the Company received pledges of membership interests in Pinnacle Rawhide and Pinnacle Rodeo. The Company believes that Pinnacle Rodeo's principal asset is full ownership of Pinnacle Rawhide. The Company believes that Pinnacle Rawhide's principal asset was certain real property in north Scottsdale, Arizona, on which the Rawhide Wild West Town is located, which was subject to secured liens. In the course of the bankruptcy proceeding, the bankruptcy court permitted the principal lienholder on the real property to take back title to the property. Under certain circumstances, the bankruptcy estate(s) may reacquire this property for sale to a third-party, which could result in proceeds becoming available to the bankruptcy estate(s). It is unclear at this time, however, if such reacquisition and subsequent disposition will occur, and if so, if the proceeds would be sufficient to repay any creditors, including the Company. As such, the Company continues to maintain the reserve established as of December 31, 2001 for the Loan.
     Giant Arizona leases approximately 8,176 square feet of space from a limited liability company (the "Landlord") in which the bankruptcy estate of Prime Pinnacle has a 51% interest. Pursuant to a sublease between Giant Arizona and a separate limited liability company controlled by Mr. Acridge, Giant Arizona subleases the space to such entity for use as an inn. The initial term for each of the lease and the sublease is for five years, terminating on June 30, 2003, with one option to renew for an additional five years, and the annual rent under each currently is $21.76 per square foot. The rent is subject to adjustment annually based on changes in the Consumer Price Index. The sublease also provides that the Company may terminate the sublease at any time upon 120 days prior written notice. In August 2001, the owner of the 49% interest in the lessor notified Giant Arizona that the sublessee was delinquent on the payment of the rent due, and on or about December 28, 2001, such owner filed a derivative lawsuit for and on behalf of the lessor against Giant Arizona to collect all amounts owing under the lease. Subsequently, the matter was referred to arbitration by court order. Pursuant to a letter dated January 16, 2002, the Company made a formal demand on the sublessee for the sublessee to pay all of the past due amounts and, on May 23, 2002, made a separate demand for arbitration of this matter. In September 2002, the Company entered into a settlement agreement with the Landlord, subject to certain action by the bankruptcy court, in which it agreed to pay the Landlord approximately $375,000 for rent and other monetary obligations allegedly due under the lease from May 2001 through October 2002, and agreed to be responsible for future rental payments. This settlement was charged to operations in the third quarter of 2002. The bankruptcy court has not yet taken the necessary action to approve the settlement. Notwithstanding the settlement with the Landlord, the Company's arbitration action against the sublessee is still pending.

NOTE 12 - OTHER:

     In the first quarter of 2002, the Company revised its estimate for accrued management incentive bonuses for the year ended December 31, 2001, following the determination of bonuses to be paid to employees. This resulted in an increase in net earnings for the first quarter of 2002 and a reduction of the net loss for the nine months ended September 30, 2002 of approximately $283,000 or $0.03 per share.

NOTE 13 - SUBSEQUENT EVENTS:

     On October 28, 2002, the Company and its lenders entered into an Amendment to the Credit Facility. The Amendment modifies certain of the financial covenants to reflect in large part, the low refining margin environment that has persisted throughout the industry for most of 2002 and because at September 30, 2002, the Company was out of compliance with the minimum consolidated tangible net worth covenant and total leverage ratio set forth in the Credit Facility. Under the Amendment, the lenders agreed to forbear from exercising their rights and remedies under the Credit Facility until certain conditions were met. Those conditions were satisfied, and the events of default were waived for the quarter ended September 30, 2002.

     Under the Amendment, the Company is required to provide additional collateral to the lenders in the form of first priority liens on the Bloomfield and Ciniza refineries, including the land, improvements, equipment and fixtures related to the refineries; certain identified New Mexico service station/convenience stores; the stock of the Company's various direct and indirect subsidiaries; and all proceeds and products of this additional collateral. The Company is required to pay all costs of providing this additional collateral, including legal fees, fees for surveys and title reports, and recording and filing fees. The grant of the liens on the additional collateral must occur on or before January 26, 2003, while title reports and surveys respecting the real property portions of the additional collateral are permitted to be delivered after such date. The deadline may be extended for an additional 30 days if the Company has used its best efforts and the requirements are reasonably likely to be met within the extension period. The lenders under the Loan Facility are entitled to participate with the lenders under the Credit Facility in the additional collateral pro rata based on the obligations owed by the Company under the Credit Facility and the Loan Facility.

     The Amendment also, among other things: (a) increases the interest rate spread under the Credit Facility to 3.75% from 2.75%, (b) increases the available letter of credit commitment from $25,000,000 to $50,000,000,
(c) amends the fixed charge coverage ratio, the total leverage ratio, and the minimum consolidated tangible net worth covenant, (d) adds a new covenant respecting minimum quarterly consolidated EBITDA, (e) requires the Company to prepay the outstanding principal amount of the revolver by $15,000,000 from the proceeds of asset sales occurring between October 1, 2002 and June 30, 2003, (f) requires the Company to provide monthly financial statements by region to the lenders, and (g) limits capital expenditures through 2003. The Company paid the lenders a fee of $250,000 for the Amendment.

     On October 28, 2002, the Company and its lenders also entered into an Amendment to the Loan Facility and the related Parent Guaranty. At September 30, 2002, the Company was out of compliance with the minimum consolidated tangible net worth covenant and the total leverage ratio provisions of the Parent Guaranty. As discussed above, the events of default were waived for the quarter ended September 30, 2002. The Loan Amendment generally tracks the major changes effected by the Amendment to the Credit Facility, except that the additional collateral deadline is December 12, 2002, subject to extension by the lenders, and the title reports and surveys must be delivered not later than January 26, 2003. The Company paid the lenders a fee of approximately $86,000 for the Loan Amendment.

     With these amendments, the Company expects to remain in compliance with its covenants in the fourth quarter and going forward, and does not believe that any presently contemplated activities will be constrained.

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

     The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain critical accounting policies that materially affect the amounts recorded in the consolidated financial statements are the use of the last in, first-out ("LIFO") method of valuing certain inventories, the accounting for certain environmental remediation liabilities, the accounting for certain related party transactions, and assessing the possible impairment of certain long-lived assets. There have been no changes to these policies in 2002, except as relates to the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". See Note 1 to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 hereof.

RESULTS OF OPERATIONS

     Included below are certain operating results and operating data for the Company and its operating segments.

                                                            Three Months           Nine Months
                                                        Ended September 30,     Ended September 30,
---------------------------------------------------------------------------------------------------
                                                          2002        2001        2002       2001
---------------------------------------------------------------------------------------------------
Net revenues                                           $ 386,579  $ 230,315    $ 857,129  $ 737,720
Cost of products sold                                    333,164    172,670      706,945    561,659
---------------------------------------------------------------------------------------------------
Gross margin                                              53,415     57,645      150,184    176,061

Operating expenses                                        38,366     26,537       95,314     80,897
Depreciation and amortization                              9,442      8,138       26,672     23,503
Selling, general and administrative expenses               6,765      7,659       17,852     22,997
Net (gain) loss on disposal/write-down of assets             (62)     1,301          856      1,783
---------------------------------------------------------------------------------------------------
Operating income (loss)                                   (1,096)    14,010        9,490     46,881

Interest expense                                         (10,455)    (6,026)     (25,985)   (18,109)
Amortization/write-off of financing costs                   (954)      (183)      (2,071)      (581)
Interest and investment income                                74        361          399      1,411
---------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations
  before income taxes                                    (12,431)     8,162      (18,167)    29,602

Provision (benefit) for income taxes                      (5,132)     3,052       (7,188)    11,482
---------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                (7,299)     5,110      (10,979)    18,120

Discontinued operations (Note 5)
  Earnings (loss) from operations of
    discontinued retail assets                              (362)        42       (1,020)      (137)
  Gain on disposal                                         4,921          -        4,789          -
  Net loss on asset sales/write-downs                        (15)         -          (28)         -
---------------------------------------------------------------------------------------------------
                                                           4,544         42        3,741       (137)
  Provision (benefit) for income taxes                     1,817         17        1,496        (55)
---------------------------------------------------------------------------------------------------
Earnings (loss) of discontinued operations                 2,727         25        2,245        (82)
---------------------------------------------------------------------------------------------------
Net earnings (loss)                                    $  (4,572) $   5,135    $  (8,734) $  18,038
===================================================================================================

Net earnings (loss) per common share:
  Basic
    Continuing operations                              $   (0.85) $    0.57    $   (1.28) $    2.02
    Discontinued operations                            $    0.32  $       -    $    0.26  $   (0.01)
---------------------------------------------------------------------------------------------------
                                                       $   (0.53) $    0.57    $   (1.02) $    2.01
===================================================================================================
  Assuming dilution
    Continuing operations                              $   (0.85) $    0.57    $   (1.28) $    2.02
    Discontinued operations                            $    0.32  $       -    $    0.26  $   (0.01)
---------------------------------------------------------------------------------------------------
                                                       $   (0.53) $    0.57    $   (1.02) $    2.01
===================================================================================================

                                                            Three Months           Nine Months
                                                        Ended September 30,     Ended September 30,
---------------------------------------------------------------------------------------------------
                                                          2002        2001        2002       2001
---------------------------------------------------------------------------------------------------
Net revenues:(1)
  Refining Group:
    Four Corners operations                            $109,794   $ 114,750    $300,164   $ 366,706
    Yorktown operations                                 160,068           -     232,967           -
  Retail Group                                           86,315      92,344     236,909     270,243
  Phoenix Fuel                                           91,291      91,742     251,845     314,115
  Other                                                      44          57         134         206
  Intersegment                                          (60,933)    (68,578)   (164,890)   (213,550)
---------------------------------------------------------------------------------------------------
  Net revenues of continuing operations                 386,579     230,315     857,129     737,720
  Net revenues of discontinued operations                 7,726      10,913      24,810      35,878
---------------------------------------------------------------------------------------------------
  Total net revenues                                   $394,305   $ 241,228    $881,939   $ 773,598
===================================================================================================
Income (loss) from operations:(1)
  Refining Group:
    Four Corners operations                            $  5,824   $  16,904    $ 23,230   $  56,555
    Yorktown operations                                  (5,994)          -      (9,084)          -
  Retail Group                                            1,986       3,079       3,841       5,422
  Phoenix Fuel                                            1,751       1,082       4,791       4,307
  Other                                                  (4,725)     (5,754)    (12,432)    (17,620)
  Net gain (loss) on disposal/write-down of assets           62      (1,301)       (856)     (1,783)
---------------------------------------------------------------------------------------------------
  Operating income (loss) from continuing operations     (1,096)     14,010       9,490      46,881
  Operating income (loss) from discontinued operations    4,544          42       3,741        (137)
---------------------------------------------------------------------------------------------------
  Total income (loss) from operations                  $  3,448   $  14,052    $ 13,231   $  46,744
===================================================================================================

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

                                                            Three Months           Nine Months
                                                        Ended September 30,     Ended September 30,
---------------------------------------------------------------------------------------------------
(In thousands)                                            2002        2001        2002       2001
---------------------------------------------------------------------------------------------------
REFINING GROUP OPERATING DATA:
  Four Corners Operations:
    Crude Oil/NGL Throughput (BPD)                       30,902     35,102       32,600     34,645
    Refinery Sourced Sales Barrels (BPD)                 32,408     32,830       32,548     33,071
    Average Crude Oil Costs ($/Bbl)                    $  25.96   $  25.19     $  22.63   $  26.44
    Refining Margins ($/Bbl)                           $   6.04   $   9.45     $   6.59   $  10.09

  Yorktown Operations:(1)
    Crude Oil/NGL Throughput (BPD)                       54,677          -       54,295          -
    Refinery Sourced Sales Barrels (BPD)                 58,803          -       57,365          -
    Average Crude Oil Costs ($/Bbl)                    $  26.57   $      -     $  26.64   $      -
    Refining Margins ($/Bbl)                           $   1.71   $      -     $   1.70   $      -

RETAIL GROUP OPERATING DATA:
  (Continuing operations only)
  Fuel Gallons Sold (000's)                              47,058     49,241      136,197    144,033
  Fuel Margins ($/gal)                                 $  0.143   $  0.177     $  0.144   $  0.166
  Merchandise Sales ($ in 000's)                       $ 35,854   $ 35,967     $101,411   $100,810
  Merchandise Margins                                     28.0%      28.0%        28.0%      29.2%
  Number of Units at End of Period                          140        147          140        147

PHOENIX FUEL OPERATING DATA:
  Fuel Gallons Sold (000's)                              94,703     91,794      277,698    300,943
  Fuel Margins ($/gal)                                 $  0.054   $  0.054     $  0.053   $  0.052
  Lubricant Sales ($ in 000's)                         $  5,234   $  6,217     $ 15,623   $ 16,692
  Lubricant Margins                                       15.8%      15.8%        16.6%      17.5%

(1)Since acquisition on May 14, 2002.

     Certain factors affecting the Company's operations for the three and nine months ended September 30, 2002, include, among other things, the following:

     - The acquisition of the Yorktown refinery on May 14, 2002. Since the acquisition, the Yorktown refinery has experienced three significant unscheduled unit shutdowns, the last of which occurred on July 23, 2002. These shutdowns impacted the yield of high value products, as well as crude oil charge rates.

     - Weaker refining margins at the Company's refineries due to, among other things, continuing high inventories of distillates resulting from a drop in jet fuel demand following the September 11, 2001 terrorists attack and warmer than normal winter temperatures in the Northeast; worldwide crude oil production levels and Middle East tensions, which added to higher crude values; and imported finished products that placed downward pressure on gasoline values.

     - Due to the significantly greater volume of products produced and sold by the Yorktown refinery, as compared to its other operations, the Company has a much larger exposure to volatile refinery margins which could positively or negatively affect the Company's profitability.

     - Continuing decline in Four Corners crude oil supplies.

     - Competitive conditions in the Company's Phoenix and Tucson retail markets due to increased price competition.

     - The sale of six retail units during the third quarter, and the sale of two others and the closure of two more in the second quarter. The units sold resulted in a gain on disposal of approximately
       $4,921,000 for the three months ended September 30, 2002 and $4,789,000 for the nine months ended September 30, 2002.
       The gains on disposal are reported as a part of discontinued operations.

Earnings (Loss) From Continuing Operations Before Income Taxes
--------------------------------------------------------------
     For the three months ended September 30, 2002, the Company incurred a loss from continuing operations before income taxes of $12,431,000, compared to earnings from continuing operations before income taxes of $8,162,000 for the three months ended September 30, 2001. The decrease includes the following items related to the operation and acquisition of the Yorktown refinery: (i) an operating loss of $5,994,000; (ii) an increase in the amortization of financing costs of $771,000, and (iii) additional interest expense of $4,429,000. The remainder of the decrease, relating to the Company's other operations, was primarily due to a 36% decline in Four Corners refinery margins. Also contributing to the decrease was a 4% decrease in retail fuel volumes sold, along with a 19% decrease in retail fuel margins. Four Corner refinery fuel volumes sold declined 1%. These decreases were offset in part by reduced operating expenses and lower selling, general, and administrative ("SG&A") expenses for other Company operations, and a 9% increase in wholesale fuel volumes sold by Phoenix Fuel to third-party customers with relatively constant margins. In addition, in the third quarter of 2001, the Company recorded a loss of $1,301,000 on the write-off/write-down of certain Refinery Group and Retail Group assets.

     For the nine months ended September 30, 2002, the Company incurred a loss from continuing operations before income taxes of $18,167,000, compared to earnings from continuing operations before income taxes of $29,602,000 for the nine months ended September 30, 2001. The decrease includes the following items related to the operation and acquisition of the Yorktown refinery: (i) an operating loss of $9,084,000; (ii) an increase in the amortization of financing costs of $1,490,000, and (iii) additional interest expense of $7,876,000. In addition, an impairment loss of $1,100,000 was recorded, in the second quarter for certain retail service stations. The remainder of the decrease, relating to the Company's other operations, was primarily due to a 35% decline in Four Corners refinery margins. Also contributing to the decrease was a 2% decline in Four Corner refinery fuel volumes sold; a 5% decrease in retail fuel volumes sold, along with a 13% decrease in retail fuel margins; a 4% decline in retail merchandise margins; and a 3% decrease in wholesale fuel volumes sold by Phoenix Fuel to third-party customers with relatively constant margins. These decreases were offset in part by reduced operating expenses and lower SG&A expenses for other Company operations. In addition, in the first nine months of 2001, the Company recorded a loss of $1,783,000 on the write-off/write-down of Refinery Group and Retail Group assets.

     Continuing the trend of the first six months of the year, refining margins in the third quarter were well below prior year's levels. The negative trend in 2002 refining margins appears to have moderated, however, so far in the fourth quarter. An industry-wide increase in demand, coupled with reduced production, has been a major factor in the recent improvement in distillate margins. Nationwide, gasoline demand has continued at strong levels and reduced gasoline inventories, which recently reached a new one-year low, may contribute to a continuation of the recent improvement in gasoline margins. In addition, the Company's crude oil costs recently have dropped as the OPEC producing members have increased crude oil production by an estimated 2,700,000 barrels per day. The Company cannot, however, provide assurance that these trends will continue for the remainder of the quarter or beyond.

     For the three and nine months ended September 30, 2001, higher than normal refining margins had a significant impact on earnings from continuing operations before income taxes.

Revenues From Continuing Operations
-----------------------------------
     Revenues for the three months ended September 30, 2002, increased approximately $156,264,000 or 68% to $386,579,000 from $230,315,000 in the comparable 2001 period. The increase includes additional revenues for the Yorktown refinery of $160,068,000. Revenue decreases relating to the Company's other operations were primarily due to a 3% decline in Four Corner refining weighted average selling prices, along with a 1% decline in Four Corner refinery fuel volumes sold; a 1% decline in Phoenix Fuel's weighted average selling prices; and a 4% decrease in retail refined product selling prices, along with a 4% decline in retail fuel volumes sold. These decreases were offset in part by a 9% increase in wholesale fuel volumes sold by Phoenix Fuel to third-party customers. Overall retail merchandise sales were down slightly, while same store merchandise sales were up approximately 3%.

     The volumes of refined products sold through the Company's retail units decreased approximately 4% from period to period. The volume declines were primarily related to the sale or closure of 18 retail units since the end of second quarter of 2001 and reduced volumes from stores in the Company's Phoenix market area due to increased price competition. The volume of finished product sold from retail units that were in operation for a full year increased approximately 3% in spite of reduced volumes from stores in the Company's Phoenix market. Volumes sold from the Company's travel center decreased approximately 4%.

     Revenues for the nine months ended September 30, 2002, increased approximately $119,409,000 or 16% to $857,129,000 from $737,720,000 in the comparable 2001 period. The increase includes additional revenues for the Yorktown refinery of $232,967,000. Revenue decreases relating to the Company's other operations were primarily due to an 18% decline in Four Corner refining weighted average selling prices, along with a 2% decline in Four Corner refinery fuel volumes sold; an 8% decrease in Phoenix Fuel's weighted average selling prices, along with an 3% decline in wholesale fuel volumes sold by Phoenix Fuel to third-party customers; and a 12% decrease in retail refined product selling prices, along with a 5% decline in retail fuel volumes sold. Overall retail merchandise sales were up slightly, while same store merchandise sales were up approximately 5%.

     The volumes of refined products sold through the Company's retail units decreased approximately 5% from period to period. The volume declines were primarily related to the sale or closure of 29 retail units since the end of 2000 and reduced volumes from stores in the Company's Phoenix market area due to increased price competition. The volume of finished product sold from retail units that were in operation for a full year was up slightly, in spite of reduced volumes from stores in the Company's Phoenix market area. Volumes sold from the Company's travel center increased approximately 4%.

Cost of Products Sold From Continuing Operations
------------------------------------------------
     For the three months ended September 30, 2002, cost of products sold increased approximately $160,494,000 or 93% to $333,164,000 from $172,670,000 in the comparable 2001 period. The increase includes additional cost of products sold for the Yorktown refinery of $150,587,000. Cost of products sold increases relating to the Company's other operations were primarily due to a 9% increase in wholesale fuel volumes sold by Phoenix Fuel to third-party customers and slightly higher Four Corners refining weighted average crude oil costs. Cost of products sold also includes a loss of approximately $3,769,000 from crude oil futures contracts used to economically hedge crude oil inventories and crude oil purchases for the Yorktown refinery. These decreases were offset in part by a 1% decline in the cost of finished products purchased by Phoenix Fuel and a 1% decrease in refinery sourced finished product sales volumes.

     For the nine months ended September 30, 2002, cost of products sold increased approximately $145,286,000 or 26% to $706,945,000 from $561,659,000 in the comparable 2001 period. The increase includes additional cost of products sold for the Yorktown refinery of $219,026,000. Cost of products sold decreases relating to the Company's other operations were primarily due to a 10% decline in the cost of finished products purchased by Phoenix Fuel, along with an 3% decrease in wholesale fuel volumes sold by Phoenix Fuel to third-party customers, and a 14% decline in Four Corners refining weighted average crude oil costs, along with a 2% decrease in refinery sourced finished product sales volumes. Cost of products sold also includes a loss of approximately $1,799,000 from crude oil futures contracts used to economically hedge crude oil inventories and crude oil purchases for the Yorktown refinery.

Operating Expenses From Continuing Operations
---------------------------------------------
     For the three months ended September 30, 2002, operating expenses increased approximately $11,829,000 or 45% to $38,366,000 from $26,537,000 in the comparable 2001 period. For the nine months ended September 30, 2002, operating expenses increased approximately $14,417,000 or 18% to $95,314,000 from $80,897,000 in the comparable 2001 period. The increase in both periods includes operating expenses relating to the Yorktown refinery of $13,316,000 and $19,714,000 for the three and nine months ended September 30, 2002, respectively. Operating expense decreases relating to the Company's other operations in each period were due to, among other things, lower lease expense due to the repurchase of 59 retail units from FFCA Capital Holding Corporation ("FFCA") in July 2001 that had been sold to FFCA as part of a sale-leaseback transaction between the Company and FFCA in December 1998; reduced expenses for payroll and related costs, and other operating expenses, for retail operations, due in part to the sale or closure of 18 retail units since the end of the second quarter of 2001 and 29 since the end of 2000, as well as the implementation of certain cost reduction programs; and lower repair and maintenance and utility expenditures for refinery operations. These decreases were offset in part in each period by higher general insurance premiums and purchased fuel costs for the Four Corners refineries.

Depreciation and Amortization From Continuing Operations
--------------------------------------------------------
     For the three months ended September 30, 2002, depreciation and amortization increased approximately $1,304,000 or 16% to $9,442,000 from $8,138,000 in the comparable 2001 period. For the nine months ended September 30, 2002, depreciation and amortization increased approximately $3,169,000 or 13% to $26,672,000 from $23,503,000 in the comparable 2001 period. The increase in both periods includes depreciation and amortization relating to the Yorktown refinery of $1,646,000 and $2,726,000 for the three and nine months ended September 30, 2002, respectively. Depreciation and amortization increases relating to the Company's other operations in each period were primarily related to additional depreciation expense related to the repurchase of 59 retail units from FFCA in July 2001; construction, remodeling and upgrades in retail and refining operations during 2001 and 2002; and for the nine month period higher refinery amortization costs in 2002 due to a 2001 revision in the estimated amortization period for certain refinery turnaround costs incurred in 1998. These increases were offset in part by reductions in depreciation expense due to the sale or closure of 18 retail units since the end of the first quarter of 2001 and 29 since the end of 2000, and the non-amortization of goodwill in 2002 due to the adoption of SFAS No. 142.

Selling, General and Administrative Expenses From Continuing Operations
-----------------------------------------------------------------------
     For the three months ended September 30, 2002, SG&A expenses decreased approximately $894,000 or 12% to $6,765,000 from $7,659,000 in the comparable 2001 period. For the nine months ended September 30, 2002, SG&A expenses decreased approximately $5,145,000 or 22% to $17,852,000 from $22,997,000 in the comparable 2001 period. The decrease in both periods includes SG&A relating to the Yorktown refinery of $251,000 and $323,000 for the three and nine months ended September 30, 2002, respectively. SG&A expense decreases relating to the Company's other operations in each period were primarily due to lower expense accruals for management incentive bonuses in 2002, lower workers compensation costs, and expenses incurred in 2001 related to certain related party transactions. For the nine-month period the decrease also is due to the revision of estimated accruals for 2001 management incentive bonuses, following the determination of bonuses to be paid to employees. These decreases were offset in part by expenses recorded for the settlement of certain claims, assessments, and legal matters, including the matter set forth in Note 11 to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 hereof.

Interest Expense and Interest Income From Continuing Operations
---------------------------------------------------------------
     For the three months ended September 30, 2002, interest expense increased approximately $4,429,000 or 73% to $10,455,000 from $6,026,000 in the comparable 2001 period. For the nine months ended September 30, 2002, interest expense increased approximately $7,876,000 or 43% to $25,985,000 from $18,109,000 in the comparable 2001 period. For the three and nine months ended September 30, 2002, approximately $6,889,000 and $10,469,000, respectively, of the increase is due to the issuance of new senior subordinated notes and borrowings under the Company's new loan facilities entered into in connection with the acquisition of the Yorktown refinery as more fully described in Notes 10 and 13 to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 hereof. In addition, for the nine month period, because of the timing of the Yorktown refinery acquisition and the 11% Notes financing, the Company was unable to provide the 45 day notice required by the Indenture supporting the Company's 9 3/4% Notes for refinancing the notes prior to the issuance of the 11% Notes. As a result, the Company paid interest on the 9 3/4% Notes for 45 days after the financing, which amounted to approximately $1,230,000. For the three and nine month periods, these increases were offset in part by a decrease in interest expense of approximately $2,438,000 and $3,722,000, respectively, relating to the repayment of the Company's $100,000,000 of 9 3/4% Senior Subordinated Notes due 2003 with a portion of the proceeds of the Company's issuance of $200,000,000 of 11% Notes.

     For the three months ended September 30, 2002, interest income decreased approximately $287,000 or 80% to $74,000 from $361,000 in the comparable 2001 period. For the nine months ended September 30, 2002, interest income decreased approximately $1,012,000 or 72% to $399,000 from $1,411,000 in the comparable 2001 period. The decrease in each period was primarily due to a reduction in interest and investment income from the investment of funds in short-term instruments. This reduction in interest and investment income was due in part to a reduction in the amount of funds available for investment because of the repurchase of 59 retail units from FFCA in July 2001, and funds used to acquire the Yorktown refinery. In addition, no interest was accrued in 2002 relating to a note from a related party.

Amortization/Write-Off of Financing Costs From Continuing Operations
--------------------------------------------------------------------
     In connection with the acquisition of the Yorktown refinery and the refinancing of the 9 3/4% Notes, the Company incurred approximately $16,402,000 of deferred financing costs relating to new senior subordinated debt and new senior secured loan facilities. These costs are being amortized over the term of the related debt.

     The increase in the amortization/write-off of financing costs for the three and nine months ended September 30, 2002 was $771,000 and $1,490,000, respectively. The increase for the nine month period includes the write-off of approximately $364,000 in deferred financing costs related to the Company's 9 3/4% Notes that were repaid with a portion of the proceeds of the Company's issuance of $200,000,000 of 11% Notes.

Income Taxes From Continuing Operations
---------------------------------------
     The effective tax benefit rate for the three and nine months ended September 30, 2002 was approximately 41% and 40%, respectively. The Company believes that the tax benefit created in 2002 will be fully realizable. The effective tax rate for the three and nine months ended September 30, 2001 was approximately 37% and 39%, respectively. The difference in the rates is primarily due to the relationship of permanent tax differences and certain tax credits, to estimated annual income used in each period to estimate income taxes.

Discontinued Operations
-----------------------
     In the third quarter of 2002, the Company sold six retail units and reclassified 10 others as assets held for sale. Two other retail units were sold in the second quarter of 2002. The remaining assets and results of operations of these 18 retail units are included in discontinued operations in the Company's Condensed Consolidated Financial Statements included in
Part I, Item 1 hereof. Earnings from discontinued operations before income taxes of $4,544,000 for the three months ended September 30, 2002 include a gain on the disposal of six retail units sold of $4,921,000, which is net of $243,000 of goodwill write-offs; and a SFAS No. 144 impairment write-down of $117,000, including $7,000 of goodwill write-offs, on one of the retail units held for sale. Earnings from discontinued operations before income taxes of $3,741,000 for the nine months ended September 30, 2002 include a gain on the disposal of eight retail units sold of $4,789,000, which is net of $243,000 of goodwill write-offs; and SFAS No. 144 impairment write-downs of $289,000, including $7,000 of goodwill write-offs, on three of the retail units held for sale. See Note 5 to the Company's Condensed Consolidated Financial Statements included in Part I,
Item 1 hereof for a further discussion of discontinued operations.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operations
-------------------------
     Operating cash flows decreased for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, primarily as a result of a decrease in net earnings before depreciation and amortization, amortization/write-off of financing costs, deferred income taxes, and net
(gain) loss on disposal/write-down of assets in 2002, offset in part by an increase in cash flows related to changes in operating assets and liabilities in each period. Net cash provided by operating activities totaled $26,684,000 for the nine months ended September 30, 2002, compared to net cash provided by operating activities of $50,665,000 in the comparable 2001 period.

Working Capital
---------------
     Working capital at September 30, 2002 consisted of current assets of $190,637,000 and current liabilities of $96,708,000, or a current ratio of 1.97:1. At December 31, 2001, the current ratio was 1.72:1 with current assets of $135,674,000 and current liabilities of $78,837,000.

     Current assets have increased since December 31, 2001, primarily due to increases in accounts receivable, inventories, and current deferred taxes. These increases were offset in part by a decrease in cash and cash equivalents and prepaids and other. Accounts receivable have increased primarily due to trade receivables recorded in connection with sales by the Yorktown refinery and an increase in other trade receivables resulting from increased sales volumes and higher finished product selling prices. Inventories have increased primarily due to inventories on hand related to the Yorktown refinery. For other Company operations, inventories have increased due to increases in crude oil and refined product prices and exchange inventory volumes. These increases were offset in part by decreases in pipeline and refinery onsite crude oil volumes, and decreases in refinery onsite, terminal, Phoenix Fuel and retail refined product volumes. Prepaids and other have decreased primarily due to the expensing of prepaid insurance premiums. The increase in current deferred taxes relates to the Yorktown refinery acquisition.

     Current liabilities have increased since December 31, 2001, due to an increase in accounts payable and accrued expenses. Accounts payable have increased due to accounts payable recorded in connection with the operations of the Yorktown refinery and for other Company operations primarily as a result of higher raw material and finished product costs, offset in part by a reduction in other trade payables. Accrued expenses have increased primarily because of the operations of the Yorktown refinery, and for other Company operations have decreased as a result of the payment and reversal of 2001 accrued bonuses, the payment of 2001 401(k) Company matching and discretionary contributions, the payment of certain accrued interest balances, and lower excise tax accruals. These decreases were offset in part by higher accrued interest balances related in part to the additional debt incurred in connection with the Yorktown refinery acquisition and accruals for 2002 401(k) Company matching and discretionary contributions.

Capital Expenditures and Resources
----------------------------------
     Net cash used in investing activities for the purchase of property, plant and equipment totaled approximately $9,783,000 for the nine months ended September 30, 2002. Expenditures were primarily for turnaround expenditures for the Ciniza and Bloomfield refineries, financial accounting software upgrades, operational and environmental projects for the refineries, and retail operation upgrades.

     As described in Note 13 to the Company's Condensed Consolidated Financial Statements included in Part I, item 1 hereof, the amendments to the Credit Facility and the Loan Facility limit the Company's capital expenditures on a quarterly basis through the fourth quarter of 2003. Capital expenditures are limited to $6,000,000 in the fourth quarter of 2002. The limitations permit all capital expenditures currently anticipated for 2003. Prior approval from the Company's lenders would be required to exceed the agreed upon levels and the Company cannot provide assurance that it could obtain such approval. See the discussion below in "Capital Structure" for further information relating to the Company's debt covenants.

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

     On May 14, 2002, the Company acquired the 61,900 bpd Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc. for $127,500,000 plus $65,182,000 for inventories, the assumption of certain liabilities, and a conditional earn-out, the maximum amount of which cannot exceed $25,000,000. The Company also incurred transaction costs of approximately $2,000,000 in connection with the acquisition. See
Note 4 to the Company's Condensed Consolidated Financial Statements in Part I, Item 1 hereof, for a more detailed discussion of this transaction.

     Approximately $16,402,000 of financing fees were paid to various financial institutions in connection with financing arrangements for the Company's acquisition of the Yorktown refinery and refinancing of the 3/4% Notes.

     Following the acquisition of the Yorktown refinery, the Company developed a debt reduction strategy with the goal of reducing indebtedness by $50,000,000 prior to year-end 2002. The goal is to be accomplished by managing inventory to a lower level, reducing non-essential capital expenditures and selling non-core and/or under-performing assets. Cost cutting measures also have been implemented that should contribute to this debt reduction strategy. In the third quarter, the Company reduced working capital inventory levels in excess of $15,000,000 and received proceeds from the sale of assets of approximately $11,000,000. In the third quarter the Company reduced the outstanding balance of the Loan Facility by approximately $3,333,000 and reduced the outstanding balance of its Revolving Credit facility by $25,000,000. Prior to the end of the second quarter, the Company had reduced the outstanding balance of the Loan Facility by $1,111,000. The Company can give no assurances that it can reach its goal of reducing indebtedness by $50,000,000 prior to year-end 2002. The achievement of this goal would require the closing of certain transactions described in more detail in the following paragraphs.

     On July 31, 2002, the Company entered into a letter of intent for the potential sale of its 26 remaining retail units in the Phoenix and Tucson marketing areas. Two of the retail units were removed from this transaction and are classified as held for sale. The Company in the process of negotiating a purchase agreement for the remaining 24, which would be contingent upon the potential buyer obtaining lender financing on satisfactory terms. Due to the uncertainty of the potential buyer obtaining financing, the Company cannot determine with reasonable certainty that this transaction will close, or if the units will be sold to other parties within the next 12 months, and is exploring other options, including continuing to operate the units. In the second quarter of 2002, the Company recorded an impairment loss of $1,272,000 related to certain of the 26 units, based on the probability of the sale occurring and an estimate of fair value as compared to the carrying value of each unit in accordance with SFAS No. 144. As of September 30, 2002, the remaining 24 retail units were being operated and were classified as held and used in accordance with SFAS No. 144.

     On August 12, 2002, the Company entered into purchase and sale agreements with a buyer for the sale of nine retail units in the Phoenix marketing area. Six of these units were sold to the buyer in the third quarter for $10,850,000 and their results of operations are included in earnings (loss) from discontinued operations. Two of the units were removed from this transaction. One of these two units is being sold to another buyer and is expected to close in the fourth quarter, and the other unit is being marketed for sale. The third unit may be subject to a right to purchase at appraised value in favor of a related party. See Note 6 to the Company's Condensed Consolidated Financial Statements included in Item 1,
Part 1 hereof. The Company expects that the sale of this unit will close in the fourth quarter of 2002. As of September 30, 2002, the three unsold units were classified as held for sale.

     In addition, the Company is in the process of reviewing proposals for the possible sale and potential leaseback of its corporate headquarters building. This process is in a preliminary stage, and as such, the Company does not know if, or when, this transaction will close.

     The Company also is evaluating the possible sale of other non-strategic or under-performing assets in addition to the assets described above.

     The Company currently intends to use the proceeds from these potential sales, and savings or proceeds generated from other parts of the Company's debt reduction initiative, to reduce long-term debt. As previously mentioned, the amendments to the Credit Facility and Loan Facility require the Company to reduce the outstanding principal balance of the Credit Facility by $15,000,000 from the proceeds of asset sales occurring between October 1, 2002 and June 30, 2003.

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

     Giant purchases crude oil and other feedstocks from a number of suppliers to operate its Four Corners and Yorktown refineries. The Company acquires the feedstocks for its Yorktown refinery from a number of domestic and international suppliers. Giant has not historically participated in this market, and as such, has not had a credit relationship with these suppliers. Due to the weak economy and the poor profitability experienced by refiners and marketers, including Giant, throughout 2002, several suppliers to the Yorktown refinery have required the Company to provide letters of credit for either a portion or the full amount of the purchase.

     As of November 1, 2002, the Company had approximately $30,408,000 of letters of credit outstanding. The Company recently increased the availability of letters of credit under its Credit Facility from $25,000,000 to $50,000,000. The inability of the Company to post satisfactory letters of credit could constrain the Company's ability to purchase feedstocks on the most beneficial terms.

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

     The Company's sale prices for refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing of the relative movement of the prices, however, as well as the overall change in product prices, could reduce profit margins and could have a significant impact on the Company's refining and marketing operations, earnings, and cash flows. In addition, the Company maintains inventories of crude oil, intermediate products, and refined products, the values of which are subject to rapid fluctuation in market prices. The Company purchases its refinery feedstocks prior to selling the refined products manufactured from them. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products could have a significant effect on the Company's operating results. Any long-term adverse relationships between costs and prices could impact the Company's ability to generate sufficient operating cash flows to meet its working capital needs. Furthermore, because of the significantly greater volume of products produced and sold by the Yorktown refinery, as compared to its other operations, the Company has a much larger exposure to volatile refining margins than it had in the past.

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

     In addition, the Company's ability to borrow funds under its current Credit Facility could be adversely impacted by low product prices that could reduce the borrowing base tied to eligible accounts receivable and inventories. The Company's debt instruments also contain certain restrictive covenants that could limit the Company's ability to borrow funds if certain thresholds are not maintained. At present, the Company can only borrow additional amounts under its Credit Facility as a result of the limitation on additional indebtedness contained in the indentures supporting the Company's notes. See the discussion below in "Capital Structure" for further information relating to these loan covenants.

     The Company presently has senior subordinated ratings of "B3" from Moody's Investor Services and "B" from Standard & Poor's.

Capital Structure
-----------------
     At September 30, 2002 and December 31, 2001, the Company's long-term debt was 76.2% and 65.3% of total capital, respectively, and the Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 75.8% and 62.8%, respectively. The increase in each percentage is primarily related to the increased debt incurred in connection with the acquisition of the Yorktown refinery.

     At September 30, 2002 the Company had long-term debt of $409,994,000, net of current portion of $11,589,000. See Notes 10 and 13 to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 hereof for a description of these obligations.

     As described in more detail in Notes 10 and 13 to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 hereof, the indentures supporting the Company's notes and the Company's Credit Facility and Loan Facility contain certain restrictive covenants, and other terms and conditions that if not maintained, if violated, or if certain conditions are met, could result in default, early redemption of the notes, and affect the Company's ability to borrow funds, make certain payments, or engage in certain activities. A default under any of the notes, the Credit Facility or the Loan Facility could cause such debt, and by reason of cross-default provisions, the Company's other debt to become immediately due and payable. If the Company is unable to repay such amounts, the lenders under the Company's Credit Facility and Loan Facility could proceed against the collateral granted to them to secure that debt. If those lenders accelerate the payment of the Credit Facility and Loan Facility, the Company cannot provide assurance that its assets would be sufficient to pay that debt and other debt or that it would be able to refinance such debt or borrow more money on terms acceptable to it, if at all. The Company's ability to comply with the covenants, and other terms and conditions, of the indentures, the Credit Facility and the Loan Facility may be affected by many events beyond the Company's control, and the Company cannot provide assurance that its operating results will be sufficient to comply with the covenants, terms and conditions.

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

     If the Company is not able to generate sufficient cash flow from operations or to borrow sufficient funds to service its debt, or meet its working capital and capital expenditure requirements, due to borrowing base restrictions, increased letter of credit requirements, or otherwise, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing debt, or obtain additional financing. The Company cannot provide assurance that it will be able to refinance its debt, sell assets or borrow more money on terms acceptable to it, if at all.

     In addition, the acquisition of the Yorktown refinery could constrain the Company's ability to borrow funds, make payments, or engage in other contemplated activities under the terms of the indentures supporting its notes, the Credit Facility, or the Loan Facility, particularly in the first three years of operations. As described in more detail in Note 13 to the Company's Condensed Consolidated Financial Statements included in Item I,
Part 1 hereof, the Company had loan covenant issues in the quarter ending September 30, 2002. The amendments to the Credit Facility and the Loan Facility addressed these issues. The Company expects to be in compliance with the amended covenants in the fourth quarter and going forward, and does not believe that any presently contemplated activities will be constrained. A prolonged period of low refining margins, however, would have a negative impact on the Company's ability to borrow funds and to make expenditures for certain purposes and would have an impact on compliance with the Company's loan covenants.

     Included in the tables below are a list of the Company's obligations and commitments to make future payments under contracts and under commercial commitments as of September 30, 2002.

                                                                   PAYMENTS DUE
                           ------------------------------------------------------------------------------------------
                                                                                                        ALL REMAINING
CONTRACTUAL OBLIGATIONS        TOTAL         2002         2003         2004         2005        2006        YEARS
---------------------------------------------------------------------------------------------------------------------
Long-Term Debt*            $420,613,000  $ 3,344,000  $10,252,000  $11,128,000  $45,889,000  $        -  $350,000,000
Capital Lease Obligations     6,703,000            -            -            -            -           -     6,703,000
Operating Leases             17,126,000    1,229,000    3,700,000    2,855,000    1,982,000   1,351,000     6,009,000
---------------------------------------------------------------------------------------------------------------------
Total Contractual
  Cash Obligations         $444,442,000  $ 4,573,000  $13,952,000  $13,983,000  $47,871,000  $1,351,000  $362,712,000
=====================================================================================================================
*Excluding original issue discount.

                                                      AMOUNT OF COMMITMENT EXPIRATION
                           ------------------------------------------------------------------------------------------
OTHER                                                                                                   ALL REMAINING
COMMERCIAL OBLIGATIONS         TOTAL         2002         2003         2004         2005        2006        YEARS
---------------------------------------------------------------------------------------------------------------------
Line of Credit*            $100,000,000  $         -  $         -  $        -   $100,000,000 $        -  $         -
Standby Letters of Credit    14,808,000      908,000   13,900,000           -              -          -            -

*Standby letters of credit reduce the availability of funds for direct borrowings under the line of credit. At
September 30, 2002 there was $35,000,000 of direct borrowings under the line of credit.

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

     In the second and third quarters of 2002, the Company entered into various crude oil futures contracts in order to economically hedge crude oil inventories and crude oil purchases for the Yorktown refinery operations. For the three and nine months ended September 30, 2002, the Company recognized losses on these contracts of approximately $3,769,000 and $1,799,000, respectively, in cost of products sold. These transactions did not qualify for hedge accounting in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, and accordingly were marked to market each month. At September 30, 2002, the Company had no open crude oil futures contracts or other commodity derivatives.

     The Company's Credit Facility is floating-rate debt tied to various short-term indices. As a result, the Company's annual interest costs associated with this debt may fluctuate. At September 30, 2002, there was $35,000,000 of direct borrowings outstanding under this facility. The potential increase in annual interest expense from a hypothetical 10% adverse change in interest rates on these borrowings at September 30, 2002, would be approximately $60,100.

     The Company's Loan Facility is floating-rate debt tied to various short-term indices. As a result, the Company's annual interest costs associated with this debt may fluctuate. At September 30, 2002, there was $35,556,000 of direct borrowings outstanding under this facility. The potential increase in annual interest expense from a hypothetical 10% adverse change in interest rates on these borrowings at September 30, 2002, would be approximately $61,000.

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

ENVIRONMENTAL, HEALTH AND SAFETY
-------------------------------
     Federal, state and local laws and regulations relating to health, safety and the environment affect nearly all of the operations of the Company. As is the case with other companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits, brought by either governmental authorities or private parties, alleging non-compliance with environmental, health, and safety laws and regulations, or property damage or personal injury caused by the environmental, health, or safety impacts of current or historic operations. These matters include soil and water contamination, air pollution, and personal injuries or property damage allegedly caused by substances manufactured, handled, used, released, or disposed of by the Company or by its predecessors. Claims and lawsuits brought by governmental authorities may seek penalties and fines for alleged violations of environmental, health, and safety laws and regulations.

     Applicable laws and regulations govern the investigation and remediation of contamination at the Company's current and former properties, as well as at third-party sites to which the Company sent wastes for disposal. The Company may be held liable for contamination existing at current or former properties, notwithstanding that a prior operator of the site, or other third party, caused the contamination. The Company may also be held responsible for costs associated with contamination clean-up at third-party disposal sites, notwithstanding that the original disposal activities were in accordance with all applicable regulatory requirements at such time. The Company is currently engaged in a number of such remediation projects.

     Future expenditures related to compliance with environmental, health and safety laws and regulations, the investigation and remediation of contamination, and the defense or settlement of governmental or private property claims and lawsuits cannot be reasonably quantified in many circumstances for various reasons. These reasons include the speculative nature of remediation and cleanup cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, various defenses that may be available to the Company and changing environmental, health and safety laws, regulations, and their respective interpretations. The Company cannot provide assurance that compliance with such laws or regulations, such investigations or cleanups, or such enforcement proceedings or private-party claims will not have a material adverse effect on the Company's business, financial condition or results of operation.

     Rules and regulations implementing federal, state and local laws relating to health, safety, and the environment will continue to affect the operations of the Company. The Company cannot predict what environmental health or safety legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or enforced with respect to products or activities of the Company. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could have an adverse effect on the financial position and the results of operations of the Company and could require substantial expenditures by the Company for, among other things: (i) the installation and operation of refinery equipment, pollution control systems and other equipment not currently possessed by the Company; (ii) the acquisition or modification of permits applicable to Company activities; and (iii) the initiation or modification of cleanup activities.

     Developments have occurred in connection with the following environmental, health or safety matters that were previously discussed in either the Company's Annual Report on Form 10-K for the year ended December 31, 2001, or the Company's Quarterly Report on Form 10-Q for the first and second quarters of 2002, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The federal Environmental Protection Agency ("EPA") has issued a rule that requires refiners, including the Yorktown refinery, to begin producing gasoline the satisfies low-sulfur, or "Tier 2," gasoline standards in 2004 and to begin producing diesel fuel that satisfies ultra low sulfur diesel ("ULSD") standards by mid-2006. All refiners and importers of Tier 2 gasoline and ULSD are required to be in full compliance with these new standards by 2008 and 2010, respectively.

     The Company anticipates that it will spend approximately $27,000,000 to purchase and install the equipment necessary to produce Tier 2 gasoline at its Yorktown refinery, and projects that it will incur half of these expenditures in 2003 and half in 2004. The Company anticipates that it will spend approximately $15,000,000 to purchase and install the equipment necessary to produce ULSD by 2006 at the Yorktown refinery, and projects that it will incur half of these expenditures in 2005 and half in 2006. In May 2002, the Company applied to the EPA for a postponement of the date when it must begin making Tier 2 gasoline at the Yorktown refinery. There can be no assurance, however, that the Company will be successful in obtaining such temporary relief.

     The implementation schedule for achieving the Tier 2 and ULSD requirements at the Yorktown refinery are tight. The Company believes that BP identified a reasonable plan for achieving these requirements, but made little actual progress in implementing this plan. In lieu of beginning installation of the necessary equipment in 2004, the Company is exploring possible operational changes that could postpone necessary equipment installations until mid-2005. These operational changes could include using sulfur reduction catalysts, changing the crude oil diet of the refinery, purchasing sulfur allotments or credits, selling high-sulfur components of the refinery to other refiners, or a combination of the foregoing. Each of these options could result in reduced refining earnings. Although the Company still believes it will be possible to complete the Tier 2 and ULSD projects at the Yorktown refinery in a timely manner, this cannot be assured. Any failure to complete either of these projects by the applicable deadlines could result in a reduction of the quantity of gasoline and diesel fuel available for sale, and an increase of the quantity of components available for sale that are not subject to the requirements, such as heating oil, which would likely reduce refining earnings.

     With respect to the Ciniza and Bloomfield refineries, as a result of certain extensions permitted by the Tier 2 gasoline standards, including an extension based on anticipated production levels of ULSD, the Company believes that it will qualify for an extension until 2007 of the date when the annual average sulfur content of its gasoline must begin to be reduced, with full compliance required in 2008. The Company anticipates that it will spend approximately $3,500,000 to make the necessary changes to the Four Corners refineries, primarily in 2004 and 2005, to comply with the Tier 2 gasoline rule, and approximately $15,000,000, primarily in 2005 and 2006, to comply with the ULSD rule.

     There are a number of factors that could affect the Company's cost of compliance with the Tier 2 and ULSD standards. These regulations affect the entire industry, therefore, contract engineering and construction companies will be busy and may charge a premium for their services. Moreover, detailed engineering for the Yorktown refinery is not yet completed, and this refinery may have some unusual circumstances that could be costly to correct. Also, the relatively short time left to comply might result in increased costs at the Yorktown refinery to expedite ordering for otherwise long delivery items or added overtime by contractors to meet the implementation schedule.

     The Company received a draft compliance order from the New Mexico Environment Department ("NMED") in June 2002 in connection with five alleged violations of air quality regulations at the Ciniza refinery. In August 2002, the Company received a compliance order from NMED in connection with four alleged violations of air quality regulations at the Bloomfield refinery. The Company expects to provide information to NMED with respect to both of those matters that may result in the modification or dismissal of some of the alleged violations and reductions in the amount of potential penalties. A further discussion of these alleged violations is found in Note 11 to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 hereof.

     The Company assumed certain obligations, including certain environmental obligations, in connection with the acquisition of the Yorktown refinery. For a discussion of the current status of these matters see Note 11 to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1, hereof.

     On October 21, 2002, the Company received a notice from the EPA assessing a penalty of $110,000 in connection with a hydrocarbon flaring incident at the Yorktown refinery. Since the Company did not own the Yorktown refinery at the time that the flaring incident occurred, the Company believes that it will be entitled to indemnification from BP for the entire amount of the penalty. A further discussion of this penalty is found in Note 11 to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 hereof.

     As of September 30, 2002, the Company had environmental liability accruals of approximately $9,600,000. A further discussion of this accrual is found in Note 11 to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 hereof.

OTHER
-----
     The Company's Ciniza and Bloomfield refineries primarily process a mixture of high gravity, low sulfur crude oil, condensate, and natural gas liquids. The locally produced, high quality crude oil known as Four Corners Sweet is the primary feedstock of these refineries.

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

     As a result of the declining production of crude oil in the Four Corners area since 1997, the Company has not been able to cost-effectively obtain sufficient amounts of crude oil to operate the Company's Four Corners refineries at full capacity. The Company's utilization rates declined from 92% in 1997 to 73% in 2001, and remains at approximately 73% for the first nine months of 2002. The Company's current projections of Four Corners crude oil production indicate that the Company's crude oil demand will exceed the crude oil supply that is available from local sources for the foreseeable future. The Company expects to operate the Ciniza and Bloomfield refineries at lower levels than would otherwise be scheduled as a result of shortfalls in Four Corners crude oil production. Because a large portion of the Company's refinery costs are fixed, a decrease in utilization could significantly affect the Company's profitability.

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

     In addition, the Company is assessing other long-term options to address the continuing decline in Four Corners crude oil production. The options being considered include: (a) encouraging, and occasionally sponsoring, exploration and production activities in the Four Corners area; and (b) examining other potentially economic raw material sources, such as crude oil produced outside the Four Corners area. None of these options, however, may prove to be economically viable.

     The Company cannot provide assurance that the Four Corners crude oil supply for the Ciniza and Bloomfield refineries will continue to be available at all or on acceptable terms. Any significant, long-term interruption or decline in the supply of crude oil or other feedstocks for the Company's Four Corners refineries, either by reduced production or significant long-term interruption of transportation systems, would have an adverse effect on our Four Corners refinery operations and on the Company's overall operations.

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

     In June 2002, the Company's Board of Directors (the "Board") approved the election of Larry L. DeRoin to the Board. In addition to serving on the Board, Mr. DeRoin also serves as a member of the Audit Committee, the Compensation Committee and the Nominating Committee and is Chairman of the Stock Incentive Plan Committee. Since September 2000, Mr. DeRoin has been the President of DeRoin Management, Inc., which provides consulting services to Northern Border Pipeline Co. and Northern Border Partners, L.P. From 1993 to September 2000, Mr. DeRoin was Chairman and Chief Executive Officer of Northern Border Partners, L.P., Chairman of the Management Committee for Northern Border Pipeline Co., and President of Northern Plains Natural Gas Co.

     In August 2002, the Board approved the election of Brooks J. Klimley to the Board. In addition to serving on the Board, Mr. Klimley also serves as a member of the Audit Committee and the Compensation Committee. Since September 2002, Mr. Klimley has been the Co-Head of the Global Diversified Industrial Group for Salomon Smith Barney, Inc. From 2001 to September 2002, Mr. Klimley was the Managing Director, Multisector Industrial Group for Salomon Smith Barney, Inc., where he was responsible for global client management of large capitalization industrial companies. From 1998 to 2001, Mr. Klimley was Senior Managing Director and Co-Head Natural Resources Group for Bear, Stearns & Co., Inc., where he led origination and execution teams covering a broad range of natural resources companies. From 1995 to 1998, Mr. Klimley was Managing Director and Global Head of Energy and Natural Resources Group for UBS Securities LLC. From 1984-1994, Mr. Klimley was Managing Director and Co-Head of the Natural Resources Group for Kidder, Peabody & Co. Incorporated. From 1981 to 1984, Mr. Klimley worked in the Energy & Minerals Group of Chemical Bank.

     James E. Acridge was terminated as the Company's President and Chief Executive Officer on March 29, 2002, although he remains on the Board of Directors. For a further discussion of matters relating to Mr. Acridge, see Notes 6 and 11 to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 hereof.

FORWARD-LOOKING STATEMENTS
--------------------------
     This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements are included throughout this report, including in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements relate to projections of capital expenditures and other financial statements. These statements also relate to the Company's business strategy, goals and expectations concerning the Company's market position, future operations, acquisitions, dispositions, margins, profitability, liquidity and capital resources. The Company has used the words "believe," "expect," "anticipate," "estimate," "could," "plan," "intend," "may," "project," "predict," "will" and similar terms and phrases to identify forward-looking statements in this report.

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

     - the Company's ability to successfully integrate the Yorktown refinery and manage the liabilities, including environmental liabilities that the Company assumed in the Yorktown acquisition;

     - the Company's ability to obtain anticipated levels of indemnification from BP in connection with the Yorktown refinery acquisition;

     - competitive pressures from existing competitors and new entrants, including the potential efforts of various pipeline projects and various actions that have been undertaken to increase the supply of refined products to El Paso, Texas;

     - volatility in the difference, or spread, between market prices for refined products and crude oil and other feedstocks, and the risk that the weak refining margins experienced by the Company during the quarter ended September 30, 2002 could continue at least through the end of the year;

     - the Company's ability to reduce operating expenses and non-essential capital expenditures;

     - the risk that the Company will not be able to sell non-strategic and under-performing assets on terms favorable to the Company;

     - the risk that the Company will not receive the expected amounts from the potential sale of certain retail units, the headquarters building and other assets;

     - the risk that an acceptable purchase agreement cannot be negotiated for the sale of certain retail units in the Company's Phoenix and Tucson marketing areas and that the potential buyer cannot obtain lender financing on acceptable terms.

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

     - the risk that the Company will not be able to post satisfactory letters of credit;

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


ITEM 4. CONTROLS AND PROCEDURES

     As of a date within 90 days of the date of this report (the "Evaluation Date"), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation the Company's CEO and CFO concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and internal weaknesses.

                                PART II

                           OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is a party to ordinary routine litigation incidental to its business. There is also hereby incorporated by reference the information regarding certain related party transactions in Note 6 and commitments and contingencies in Note 11 to the Condensed Consolidated Financial Statements set forth in Part I, Item 1 hereof; and the discussion of certain contingencies contained in Part I, Item 2, hereof, under the headings "Environmental, Health and Safety" and "Other."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.1* First Amendment, dated October 28, 2002, to Second Amended and Restated Credit Agreement, dated May 14, 2002, among Giant Industries, Inc., Bank of America, N.A., as Administrative Agent and as Letter of Credit Issuing Bank and the Lenders parties thereto.

     10.2* Amendment to Loan Agreement and Omnibus Amendment, dated as of May 22, 2002, among Giant Yorktown, Inc., Giant Industries, Inc., Giant Industries Arizona, Inc., Wells Fargo Bank
            Nevada, National Association, as collateral agent, and the Lenders listed on the signature pages thereto.

     10.3* Second Amendment to Loan Agreement and Omnibus Amendment, dated as of October 28, 2002, among Giant Yorktown, Inc., Giant Industries, Inc., Giant Industries Arizona, Inc., Wells Fargo Bank Nevada, National Association, as collateral agent, and the Lenders listed on the signature pages thereto.

     99.1* Chief Executive Officer's Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2* Chief Financial Officer's Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *Filed herewith.

(b) Reports on Form 8-K: The Company filed the following reports on Form 8-K during the quarter for which this report is being filed:

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

                              SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.

                         GIANT INDUSTRIES, INC.


                         /s/ MARK B. COX
                         -------------------------------------------------
                         Mark B. Cox, Vice President, Treasurer, Chief Financial Officer and Assistant Secretary, on behalf of the Registrant and as the Registrant's Principal Financial Officer


Date: November 13, 2002

               CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

     I, Fred Holliger, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Giant Industries, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
          "Evaluation Date"); and

              c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002.

By:  /S/ FRED HOLLIGER
------------------------------
Name:  Fred Holliger
Title: Chief Executive Officer

               CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

     I, Mark B. Cox, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Giant Industries, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
          "Evaluation Date"); and

              c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002.

By:  /s/ MARK B. COX
------------------------------
Name:  Mark B. Cox
Title: Chief Financial Officer