Form 10-K
period 2002-12-31
GIANT INDUSTRIES INC
filed 2003-03-28
CIK 856465

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to .

Commission File Number: 1-10398

Giant Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-0642718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23733 North Scottsdale Road, Scottsdale, Arizona (Address of principal executive offices)	85255 (Zip Code)

Registrant’s telephone number, including area code:

(480) 585-8888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      As of February 28, 2003, 8,571,779 shares of the registrant’s Common Stock, $.01 par value, were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $28,134,000 based on the New York Stock Exchange closing price on February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts of the Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.

PART I

Items 1. and 2.	Business and Properties

General

      Giant Industries, Inc., a Delaware corporation (together with its subsidiaries, “Giant” or the “Company”), through its wholly-owned subsidiary Giant Industries Arizona, Inc. and its subsidiaries (“Giant Arizona”), is engaged in the refining and marketing of petroleum products. These operations are conducted on both the East Coast (primarily in Virginia, Maryland, North and South Carolina and the New York Harbor) and in the Southwest (primarily in New Mexico, Arizona, and Colorado, with a concentration in the Four Corners area where these states adjoin). In addition, Phoenix Fuel Co., Inc. (“Phoenix Fuel”), a wholly-owned subsidiary of Giant Arizona, operates an industrial/ commercial wholesale petroleum products distribution operation primarily in Arizona.

      The Company currently has three strategic business units, the Refining Group, the Retail Group and Phoenix Fuel. Other Company operations, consisting primarily of the Company’s corporate staff operations, are not included in any of the strategic business units. The Company believes that the Refining Group, the Retail Group and Phoenix Fuel are its only reportable business segments. See the discussion of Company segments contained in Item 8, Note 2.

      The Refining Group operates the Company’s Ciniza and Bloomfield refineries in the Four Corners area of New Mexico and the Yorktown refinery in Virginia. In addition to these three refineries, the Refining Group operates a crude oil gathering pipeline system in New Mexico that services the Four Corners refineries, two finished products distribution terminals, and a fleet of crude oil and finished product truck transports. The Company’s three refineries manufacture various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. In addition, finished products are acquired through exchange agreements, from third party suppliers and from Phoenix Fuel. These products are sold through Company-operated retail facilities, independent wholesalers and retailers, industrial/ commercial accounts, and sales and exchanges with major oil companies. Crude oil, other feedstocks and blending components are purchased from third party suppliers.

      The Retail Group operates the Company’s service stations, which include convenience stores or kiosks, and one travel center. These operations sell various grades of gasoline, diesel fuel, general merchandise, including tobacco and alcoholic and nonalcoholic beverages, and food products to the general public through retail locations. The Refining Group or Phoenix Fuel supplies the petroleum fuels sold by the Retail Group. General merchandise and food products are obtained from third party suppliers. At December 31, 2002, the Company operated 135 retail service stations with convenience stores or kiosks.

      The Company’s Phoenix Fuel operation is an industrial/ commercial wholesale petroleum products distribution operation, which includes several lubricant and bulk petroleum distribution plants, an unmanned fleet fueling (“cardlock”) operation, a bulk lubricant terminal facility, and a fleet of finished product and lubricant delivery trucks. The petroleum fuels and lubricants sold are primarily obtained from third party suppliers and to a lesser extent from the Refining Group.

      The Company’s strategy is to profitably operate its refining, retail marketing and Phoenix Fuel operations. The immediate strategic focus is to:

•	efficiently integrate the Yorktown refinery, which was purchased by the Company in 2002, into the Company’s existing operations while maximizing the profitability of all the Company’s refineries;

•	work with producers in the Four Corners area to augment crude oil supply;

•	maximize the profitability of the Retail Group by increasing sales of high-margin merchandise and continuing to reduce costs;

•	maximize the profitability of Phoenix Fuel by increasing wholesale fuel volumes, expanding its service offerings, and broadening its wholesale customer base;

•	increase cash flow by continuing to reduce operating expenses and eliminating non-essential capital expenditures;

•	rationalize the Company’s asset base by selling non-strategic and underperforming assets and selectively pursuing acquisitions: and

•	continue the Company’s debt reduction strategy implemented in 2002.

      For a further discussion of the Yorktown refinery acquisition, refer to the discussion in Note 4 included in Item 8.

Refining Group

The Ciniza and Bloomfield Refineries

Refining

      The Company owns and operates the only active refineries in the Four Corners area. The Ciniza refinery, with a crude oil throughput capacity of 20,800 barrels per day (“bpd”) and a total capacity including natural gas liquids of 26,000 bpd, is located on 880 acres near Gallup, New Mexico and the Bloomfield refinery, with a crude oil throughput capacity of 16,000 bpd and a total capacity including natural gas liquids of 16,600 bpd, is located on 285 acres near Farmington, New Mexico. Although the Ciniza and Bloomfield refineries are 120 miles apart, they are operated in an integrated fashion. Consolidating the environmental, safety, marketing, supply, purchasing, engineering and accounting functions historically has led to efficiency gains and cost reductions. The Four Corners area serves as the primary market for the refined products and as the primary source of supplies of crude oil and natural gas liquids (“NGLs”) for these two refineries.

      Management believes that the technical capabilities of these two refineries, together with the high quality of locally available feedstocks, enable these refineries to achieve refinery yields that are comparable to those achieved by some larger, more complex refineries located outside of the area. Both refineries are equipped with fluid catalytic cracking, naphtha hydrotreating, reforming, and liquefied petroleum gas recovery units, as well as diesel hydrotreating and sulfur recovery units to manufacture low sulfur diesel fuel that meets requirements currently in effect. The Ciniza refinery utilizes an alkylation process to manufacture high-octane gasoline from its catalytic cracking unit olefins. The Bloomfield refinery accomplishes this using a catalytic polymerization unit. The Ciniza refinery is also equipped with an isomerization unit, which enables it to produce additional gasoline through the processing of NGLs, and cogeneration facilities. These processing configurations enable the refineries to yield 90% or more of high-value products, including gasoline and diesel fuel, from each barrel of crude oil refined. The refineries manufacture a product slate that can include 100% unleaded gasoline and 100% low sulfur diesel fuel. The refineries also are capable of manufacturing jet fuel if the need should arise.

      Set forth below is data with respect to the Company’s Four Corners refinery operations and the primary refined products produced during the indicated periods.

	Year Ended December 31,

	2002	2001	2000	1999	1998

Feedstock throughput:(1)
Crude oil	26,600	27,000	29,600	31,900	32,500
NGLs and oxygenates	5,900	6,200	5,800	6,500	5,700

Total	32,500	33,200	35,400	38,400	38,200

Crude oil throughput (as a % of total)	82%	82%	84%	83%	85%
Rated crude oil capacity utilized	72%	73%	80%	87%	88%
Refinery margin ($/bbl)	$6.84	$9.69	$7.63	$6.89	$4.83
Products:(1)
Gasoline	21,400	21,400	22,500	23,800	23,800
Diesel fuel	8,100	8,600	9,600	10,700	11,400
Other	3,000	3,200	3,300	3,900	3,000

Total	32,500	33,200	35,400	38,400	38,200

High Value Products (as a % of total):
Gasoline	66%	65%	64%	62%	62%
Diesel fuel	25%	26%	27%	28%	30%

Total	91%	91%	91%	90%	92%

(1)	Average barrels (“bbls”) per day (“bpd”).

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

      In general, a major refinery turnaround is scheduled every four years. The Ciniza refinery had a partial turnaround in the second quarter of 2002 and is scheduled for a major turnaround in 2004. The Bloomfield refinery had a major turnaround in the fourth quarter of 2001. In addition, the reforming units at each refinery must be shut down one or two times a year to regenerate catalyst. This is typically a nine to 10 day shutdown and is necessary to rejuvenate the catalyst and enable continued production of reformate, a high-octane blending component. During such shutdowns, turnaround maintenance and inspection is performed.

      Unscheduled maintenance shutdowns also occur at the refineries, but the Company believes that the record of both refineries with respect to unscheduled maintenance shutdowns is generally good compared with the industry as a whole.

Raw Material Supply

      The Ciniza and Bloomfield refineries primarily process a mixture of high gravity, low sulfur crude oil, condensate and NGLs. The locally produced, high quality crude oil known as Four Corners Sweet is the primary feedstock for the refineries.

      The Company acquires crude oil from a number of sources, including major oil companies and large and small independent producers, under arrangements that contain market-responsive pricing provisions. Many of these arrangements are subject to cancellation by either party or have terms that are not in excess of one year.

In addition, these arrangements are subject to periodic renegotiation, which could result in higher or lower relative prices being paid for crude oil or lost crude oil volumes. During 2002, the Company obtained approximately 24% of the Four Corners refineries’ crude oil supply pursuant to a contract with Exxon Mobil and approximately 15% pursuant to a contract with Chevron/ Texaco, Inc., each of which is negotiated annually.

      The Ciniza and Bloomfield refineries continue to be affected by reduced crude oil production in the Four Corners area. The Four Corners basin is a mature production area and accordingly is subject to natural decline in production over time. This natural decline is being offset to some extent by new drilling, field workovers, and secondary recovery projects, which have resulted in additional production from existing reserves.

      As a result of the declining production of crude oil in the Four Corners area since 1997, the Company has not been able to cost-effectively obtain sufficient amounts of crude oil to operate the Company’s Four Corners refineries at full capacity. The Company’s refinery crude oil utilization rates for its Four Corners refineries declined from 88% in 1998 to 72% in 2002. The Company’s current projections of Four Corners crude oil production indicate that the Company’s crude oil demand will exceed the crude oil supply that is available from local sources for the foreseeable future. The Company expects to operate the Ciniza and Bloomfield refineries at lower levels than would otherwise be scheduled as a result of shortfalls in Four Corners crude oil production. The Company is assessing other long-term options to address the continuing decline in Four Corners crude oil production. The options being considered include: (a) encouraging exploration and production activities in the Four Corners area; and (b) examining other potentially economic raw material sources, such as crude oil produced outside the Four Corners area. None of these options, however, may prove to be economically viable. The Company cannot provide assurance that the Four Corners crude oil supply for the Ciniza and Bloomfield refineries will continue to be available at all or on acceptable terms. Any significant, long-term interruption or decline in the supply of crude oil or other feedstocks for the Company’s Four Corners refineries, either by reduced production or significant long-term interruption of transportation systems, would have an adverse effect on the Company’s Four Corners refinery operations and on the Company’s overall operations. In addition, the Company’s future results of operations are primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. Because large portions of the refineries’ costs are fixed, a decline in refinery utilization due to a decrease in feedstock availability or any other reason could significantly affect the Company’s profitability. The Company may increase its production runs in the future if additional crude oil or other refinery feedstocks become available depending on demand for finished products and refining margins attainable.

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

      The Ciniza refinery is capable of processing approximately 6,000 barrels per day of NGLs, consisting of natural gasoline, normal butane and isobutane. NGLs are used as gasoline blending components and to supply the isomerization and alkylation units. NGLs increase the percentage of gasoline and the octane levels that the refinery can produce, which typically increases the Company’s refining margins. NGLs further enhance refinery margins because the Company has historically been able to purchase NGLs at a lower cost per barrel than crude oil. For most of 2002, this historic relationship has not remained in place. The Company anticipates that over time the price differential between crude oil and NGLs will return to more historical levels.

      An adequate supply of NGLs is available for delivery to the Ciniza refinery, primarily through a Company-owned pipeline connecting the Ciniza refinery to a NGLs fractionation plant operated by a third party. NGLs also can be transported to the Ciniza refinery by rail or transport truck. The Company currently acquires the majority of its NGL feedstocks pursuant to a long-term agreement under which NGLs are made available to the Company at the fractionation plant. This agreement contains market sensitive pricing arrangements under which prices are adjusted on a monthly basis.

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

Transportation

      Crude oil supply for the Four Corners refineries comes primarily from the Four Corners area and is either connected by pipelines, including Company-owned pipelines, or delivered by Company-owned truck transports to pipeline injection points or refinery tankage. The pipeline system reaches into the Paradox and San Juan Basins and connects with local common carrier pipelines. The Company currently owns approximately 239 miles of pipeline for gathering and delivering crude oil to the refineries. During the second quarter of 2002, the Company sold approximately 132 miles of pipeline. The Company will, however, continue to ship crude oil on the pipeline segments that were sold. The Ciniza refinery receives NGLs primarily through a 13-mile Company owned pipeline connected to a NGLs fractionation plant. Currently, 32 Company-owned truck transports are involved in collecting crude oil from producing wells to supply the refineries.

Marketing and Distribution

      The Four Corners Market. The Four Corners area is the primary market area for products refined by the Ciniza and Bloomfield refineries. The Company’s secondary markets include the Albuquerque area, the largest market in New Mexico, and the Northern Arizona area. These secondary markets are primarily supplied from the Ciniza refinery or the Company’s Flagstaff products terminal. The majority of the Company’s Four Corners gasoline and diesel fuel production is distributed in New Mexico and Arizona. The Company’s truck transports support refinery sales in its primary market as well as its secondary markets.

      Terminal Operations. The Company owns a 6,000 bpd capacity finished products terminal near Flagstaff, Arizona (the “Flagstaff Terminal”). This terminal includes 65,000 bbls of finished product tankage and a truck loading rack with three loading spots. Product deliveries to the Flagstaff Terminal are being supplied by truck transport from the Four Corners refineries.

      The Company owns a 10,000 bpd capacity finished products terminal in Albuquerque, New Mexico. This terminal includes approximately 170,000 bbls of finished product tankage and a truck loading rack with two loading spots. Product deliveries to this terminal are made from the Ciniza refinery or by pipeline from El Paso, Texas.

      Refined Product Sales. During 2002, the Company sold approximately 7,795,000 barrels of gasoline and 2,993,000 barrels of diesel fuel from the Four Corners refineries. The Company’s service stations and travel center sold approximately 32% of these gasoline sales and 25% of these diesel sales, or a total of approximately 30% of combined production. In 2001, approximately 7,721,000 barrels of gasoline and 3,124,000 barrels of diesel fuel were sold, with approximately 32% of the gasoline sales and 21% of the diesel sales, or a total of approximately 29% of combined production, being sold by the Company’s service stations and travel center. Gasoline and diesel deliveries made through product exchanges with large oil companies accounted for approximately 16% and 15% of the volume sold by the refineries in 2002 and 2001, respectively. The remaining gasoline and diesel sales were made to wholesalers, retailers and industrial/commercial customers. Supplementing sales barrels sourced from both refineries were purchases for resale of gasoline and diesel from other sources. The Company’s other refined products are marketed to various third party customers.

The Yorktown Refinery

Refining

      On May 14, 2002, the Company completed the purchase of the Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc. (collectively, “BP”). The Yorktown refinery is a

61,900 bpd coking refinery located on 570 acres of land known as Goodwin’s Neck, which lies along the York River in York County, Virginia. The Yorktown refinery is situated adjacent to its own deep-water port on the York River, close to the Norfolk military complex and Hampton Roads shipyards. The Company believes this location at times provides the refinery with the opportunity to realize transportation advantages of as much as $1.25 per barrel compared with Gulf Coast refineries shipping to the mid-Atlantic market. The Yorktown refinery began operations in 1956 under the ownership of Amoco Oil Company, and has been repeatedly expanded and upgraded to be modern and efficient. The Yorktown refinery’s sales historically have been concentrated in Eastern Virginia and Maryland, where more than 50% of its gasoline production was sold. The Company believes the Yorktown refinery’s refining capacity can be expanded to 75,000 bpd at a total cost of approximately $5,000,000, and will consider doing so depending on market conditions. The Company’s strategy at the Yorktown refinery will focus on maximizing its profitability, which may include processing lower-grade, low cost crude oil and selling products into higher-margin markets.

      The Yorktown refinery has a Solomon complexity rating of 11.0. In 2002, the refinery yielded 86% of high-value products from each barrel of refinery intake. The Yorktown refinery can manufacture both conventional and reformulated gasoline, as well as low- and high-sulfur diesel. It is capable of processing heavy, high acid crude oils, as well as light and heavy sweet crude oils. It has demonstrated its ability to process several different types of crude oil that are sourced primarily from Canada, the North Sea, West Africa, South America and the Far East. The refinery’s location on the York River and its own deep-water port access allow it to receive supply shipments from these regions and provide flexibility to transport finished products by barge, without dependence on area pipelines. Since the Company acquired the Yorktown refinery on May 14, 2002, the Yorktown refinery sold approximately 7,092,000 barrels of gasoline, 4,437,000 barrels of diesel fuel and No. 2 fuel oil, 613,000 barrels of No. 6 fuel oil, 576,000 barrels of liquid petroleum gases, 116,000 short tons of petroleum coke and 127,000 barrels of other products. Set forth below is data with respect to the Yorktown refinery operations and the primary refined products produced during the indicated periods.

	Year Ended December 31,

	2002(a)	2001(b)	2000(b)	1999(b)	1998(b)

Feedstock throughput (bpd):
Crude oil and residual feedstocks	53,266	55,478	59,996	56,256	55,468
Intermediates	4,031	5,210	5,784	4,549	2,451

Total	57,297	60,688	65,780	60,805	57,919

Rated crude oil capacity utilized	86%	90%	97%	91%	90%
Products (bpd):
Gasoline	30,379	33,356	36,000	32,898	28,318
Diesel fuel and No. 2 fuel oil	19,131	19,941	22,589	19,433	19,865
Other(c)	7,787	9,419	9,501	11,166	11,567

Total	57,297	62,716	68,090	63,497	59,750

High-value products (as a percentage of total feedstocks):
Gasoline	53%	55%	55%	54%	49%
Diesel fuel and No. 2 fuel oil	33%	33%	34%	32%	34%

Total	86%	88%	89%	86%	83%

(a)	Since acquisition on May 14, 2002.

(b)	Historical data was supplied by BP.

(c)	Other products includes petroleum coke converted to a fuel oil equivalent number of barrels.

      The Yorktown refinery will undergo a crude unit and coker unit turnaround commencing at the end of March 2003. These units are expected to be down for approximately three weeks. The refinery will be operating at a reduced production rate during these activities. In anticipation of the turnaround, the Company will maintain inventories sufficient to meet its contractual requirements during the turnaround.

Raw Material Supply

      Most of the Yorktown refinery’s feedstocks come from Canada, the North Sea, West Africa, South America, and the Far East. The ability to process a wide range of crude oils allows the Yorktown refinery to vary crude oils in order to maximize margins. The Yorktown refinery also imports process unit feedstocks to supplement the various process units, and blendstocks to optimize the product blending operations. Reformer naphtha is the most commonly imported feedstock, although gas oil is imported from time to time.

      In 2002, a strike by Venezuelan oil workers reduced exports of crude oil to world markets. Although the Company does not purchase crude from any Venezuelan source, the reduction of some of this approximately 3,200,000 barrels per day of production has tightened crude markets thus increasing prices. Despite this, the Company’s Yorktown refinery continues to be well supplied with crude oil and raw materials.

      At this time, the total effect on crude markets and the refining sector due to a war with Iraq is unknown. Any significant, long-term interruption in the supply of crude oil or other feedstocks for the Yorktown refinery would have an adverse effect on refinery operations and on the Company’s overall operations.

Transportation

      The Yorktown refinery’s strategic location on the York River and its own deep-water port access allow it to receive supply shipments from various regions of the world. All of the crude oil supplied to the Yorktown refinery is delivered by crude oil tankers. As a result, it has greater flexibility to receive and move product than some of its competitors who rely on pipeline systems.

Marketing and Distribution

      The Company groups the Yorktown refinery’s end markets into tiers, which represent varying refining margin potential. Tier 1 areas have the highest refining margin potential and include the Yorktown region. Tier 2 markets include Salisbury and Baltimore, Maryland and Norfolk, Virginia. North and South Carolina are considered Tier 3 markets, and the New York Harbor area is designated Tier 4. The Company will focus on selling products within Tiers 1, 2 and 3, unless favorable refining margin opportunities arise in markets like the New York Harbor.

      Since its acquisition on May 14, 2002, the Yorktown refinery’s sales have been concentrated in Tiers 1 and 2. Approximately 90% of product volume moves across the marine dock, with the remaining amount being transported by truck or rail. Third-party truck transports are primarily used to deliver products to the refinery’s Tier 1 customers. The CSX rail system, on which the refinery is located, transports shipments of mixed butane and anode coke from the refinery to its customers.

Terminal Operations

      The refinery’s dock system, which is capable of handling 98,000-ton deadweight tankers and barges up to 100,000 barrels, handles all crude oil receipts and the bulk of the refinery finished product deliveries. The refinery includes approximately 1,900,000 barrels of crude tankage, including approximately 500,000 barrels of storage capacity through leased tanks from Virginia Power. The refinery also owns approximately 600,000 barrels of gasoline tank storage, 800,000 barrels of gasoline blend stock storage, and 300,000 barrels of distillate tank storage. The Company increased the capacity of the truck loading rack in 2002 by adding a second full service loading lane, as well as a new diesel loading spot on an idle rack. These changes have improved customer service, as well as terminal capacity.

Retail Group

      At December 31, 2002, the Company operated or managed 135 service stations with full convenience stores or kiosks. These service stations are located in New Mexico, Arizona, and Colorado. This represents a decrease of 15 units since December 31, 2001. Eleven of the 15 units were sold, three were closed, and one was combined with another unit. During 2002, the Company neither acquired nor constructed any service station/convenience stores. The Company also operates a travel center located on I-40 adjacent to the Ciniza refinery near Gallup, New Mexico (the “Travel Center”). The Company’s retail units sold approximately 193,862,000 gallons of gasoline and diesel fuel in 2002 compared to approximately 212,116,000 gallons in 2001, a 9% decrease. The decrease in the volume of gasoline and diesel fuel sold is mainly attributable to two factors: (i) a decrease in total store count; and (ii) the cost of fuel in the Phoenix area, which precluded a competitive retail pricing position for most of 2002. Merchandise sales decreased approximately 2% in 2002, to $141,870,000 from $144,531,000. The decrease in merchandise sales was due entirely to a decrease in store count. For 2002, same store sales increased 5% for merchandise and increased 2% for gasoline and diesel fuel compared to 2001.

      On December 31, 2002, the Company had 56 units (including the Travel Center) branded Conoco pursuant to a strategic branding/licensing agreement with Conoco Oil Co. In addition, 21 units were branded Giant, 51 Mustang, six Thriftway, and one each branded Gasamat and Diamond Shamrock.

      Many of the Company’s service stations are modern, high-volume self-service stations. The Company’s service stations are augmented with convenience stores at most locations, which provide items such as general merchandise, tobacco products, alcoholic and nonalcoholic beverages, fast food, health and beauty aids, and automotive products. In addition, most locations offer services such as ATM’s and free air and water. These stores offer a mix of the Company’s own branded food service/deli items and certain of the stores offer nationally franchised products such as Blimpie, Taco Bell and A&W. Service stations with kiosks offer limited merchandise, consisting primarily of tobacco products, but also including candy and other snacks and some automotive products.

      The Company also owns and operates the Travel Center. The Travel Center provides a direct market for a portion of the Ciniza refinery’s diesel production and allows diesel fuel to be sold at retail at virtually no incremental transportation cost. During 2002, the Company sold approximately 23,072,000 gallons of diesel fuel at the Travel Center (approximately 29% of the Ciniza refinery’s total diesel production). This compares to approximately 23,137,000 gallons of diesel fuel sold (approximately 27% of the Ciniza refinery’s total diesel production) during 2001. The Travel Center facility includes 18 high volume diesel fuel islands, a large truck repair facility, and a 29,000 square foot shopping mall, which includes a restaurant and various fast food operations.

      Set forth below is data with respect to the Company’s retail operations for the indicated periods.

	Year Ended December 31,

	2002	2001	2000	1999	1998

Retail Group
Service Stations(1)
Fuel gallons sold (in thousands)	168,956	187,152	208,125	211,873	184,375
Product margin ($/gallon)	$0.154	$0.170	$0.168	$0.179	$0.206
Merchandise sold ($ in thousands)	$135,767	$138,403	$131,825	$111,603	$95,496
Merchandise margin	27%	28%	28%	28%	30%
Number of outlets at year end	135	150	179	172	166
Travel Center
Fuel gallons sold (in thousands)	24,906	24,964	26,698	27,991	24,950
Product margin ($/gallon)	$0.094	$0.103	$0.104	$0.111	$0.111
Merchandise sold ($ in thousands)	$6,103	$6,128	$6,719	$7,291	$7,331
Merchandise margin	44%	44%	46%	45%	45%
Number of outlets at year end	1	1	1	1	1

(1)	Includes continuing and discontinued operations.

Phoenix Fuel

      Phoenix Fuel is an industrial/commercial wholesale petroleum products distributor marketing diesel fuel, gasoline, jet fuel, kerosene, motor oil, hydraulic oil, gear oil, cutting oil, grease and various chemicals and solvents. Phoenix Fuel operates lubricant and bulk petroleum distribution plants, cardlock fueling locations, a bulk lubricant terminal facility, and a fleet of finished product transports, finished product tankwagons and lubricant delivery trucks. Phoenix Fuel’s operations are located throughout Arizona, and it markets primarily in Arizona and also in Nevada, New Mexico and Texas. Phoenix Fuel offers its customers a variety of services, including fuel management systems, tank level monitoring, and automated dispatch. Phoenix Fuel markets under the trade names Phoenix Fuel, Firebird Fuel, Tucson Fuel and Mesa Fuel. Phoenix Fuel’s principal customers are in the mining, construction, utility, manufacturing, aviation and agriculture industries.

      During 2002, Phoenix Fuel sold approximately 376,711,000 gallons of gasoline and diesel fuel. During 2001, approximately 394,158,000 gallons were sold. Sales of additional products, including approximately 4,219,000 gallons of lubricants in 2002 and 4,537,000 gallons in 2001, and other related items, totaled approximately $24,737,000 during 2002, compared to $25,726,000 during 2001. The petroleum products sold by Phoenix Fuel are primarily purchased for resale from other refiners and marketers and to a lesser extent from the Refining Group.

      Set forth below is data with respect to the Phoenix Fuel operations for the indicated periods.

	Year Ended December 31,

	2002	2001	2000	1999	1998

Phoenix Fuel
Fuel gallons sold (in thousands)	376,711	394,158	424,290	351,949	314,763
Product margin ($/gallon)	$0.054	$0.050	$0.052	$0.064	$0.067
Lubricant sales ($ in thousands)	$21,544	$22,347	$24,210	$22,067	$22,517
Lubricant margin	17%	17%	16%	15%	14%

Employees

      The Company and its subsidiaries employed approximately 2,465 persons on February 28, 2003, including approximately 2,205 full-time and approximately 260 part-time employees. The Retail Group employed approximately 1,555 persons, including approximately 230 part-time. The Refining Group employed approximately 620 persons including 15 part-time. Phoenix Fuel employed approximately 200 persons, including 10 part-time. Corporate staff operations employed approximately 90 persons, including 5 part-time.

      The Paper, Allied — Industrial, Chemical and Energy Workers International Union Local 2-10 represents the hourly workforce at the Yorktown refinery pursuant to an agreement that expires in 2006. At February 28, 2003 there were 119 employees represented by the union. The Company acquired the Yorktown refinery in May 2002.

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

      The principal competitive factors affecting the Company’s refining operations are: (i) the quality, quantity and delivered costs of crude oil, NGLs and other refinery feedstocks; (ii) refinery processing efficiencies; (iii) refined product mix; (iv) refined product selling prices; (v) refinery processing costs per barrel; (vi) the cost of delivering refined products to markets; and (vii) the ability of competitors to deliver refined products into our market areas by pipeline or other means.

      The principal competitive factors affecting our retail marketing business are: (i) location of service stations; (ii) product price; (iii) product availability and cost, including prices being offered for refined products by major oil companies to the Company’s competitors in certain markets; (iv) appearance and cleanliness of service stations; (v) brand acceptance; and (vi) the development of gasoline retail operations by non-traditional marketers, such as supermarkets and club membership warehouses.

      The principal competitive factors affecting Phoenix Fuel are: (i) the availability of product supply from other refiners and marketers; (ii) the ability to generate margins sufficient to cover fixed and variable expenses; and (iii) competition with major integrated oil companies and independent fuel and lubricant marketing organizations.

Competitors in the Four Corners Market

      The Company competes with major and larger integrated oil companies and with independent refiners that have refineries that are located outside the Four Corners area. These refineries are larger and more efficient than the Company’s refineries. As a result, these refineries may have lower per barrel processing costs. Refined products can be shipped to Albuquerque, New Mexico and the Four Corners area through three pipelines originating in El Paso, Texas, Amarillo, Texas, and southeastern New Mexico. Furthermore, mergers between large integrated oil companies, and upgrades to competitors’ refineries have, and in the future may, result in increased competition for the Company’s Four Corners operations.

      In addition, the Company is aware of a number of actions, proposals or industry discussions regarding product pipeline projects that could impact portions of its marketing areas. One of these projects is the potential conversion and extension of the existing Texas-New Mexico crude oil pipeline to transport refined products from West Texas to New Mexico, including Albuquerque and potentially Bloomfield. Another potential project would take product on to Salt Lake City, Utah. Previously these two projects were known as the Aspen Pipeline. In addition, various actions have been undertaken to increase the supply of refined products to El Paso, Texas, including the Longhorn Pipeline project that runs from Houston, Texas to El Paso.

El Paso is currently connected by the Chevron pipeline to the Albuquerque area to the north and by the Kinder-Morgan pipeline to the Phoenix and Tucson, Arizona markets to the west. In addition, there are proposals that may eventually increase the volume of product that can be transported by pipeline from El Paso to the Phoenix and Tucson markets. The completion of some or all of these projects would result in increased competition by increasing the amount of refined products potentially available in these markets, as well as improving competitor access to these areas. It also could result in new opportunities for the Company, as the Company is a net purchaser of refined products in some of these areas.

Competitors in the Yorktown Refinery’s Market

      The Yorktown refinery is located in the petroleum administration defense district, or “PADD 1.” PADD 1 product demand is approximately 5,000,000 bpd. There are 11 refineries located in PADD 1 supplying approximately 1,700,000 bpd of refined products. The balance, approximately 3,300,000 bpd, is imported from other PADD refiners, primarily the Gulf Coast via the Colonial Pipeline and offshore refiners by water transport. The Company believes the Yorktown refinery’s position between the Gulf Coast and the New York Harbor at times provides a cost advantage versus Gulf Coast refiners of as much as two to three cents per gallon, or approximately $1.25 per barrel. The refinery’s ability to produce conventional and reformulated gasolines, plus on road diesel fuel (low sulfur) and heating oil (high sulfur) adds flexibility for the marketing of products. The Yorktown refinery competes with major and larger integrated refiners in PADD 1 and the Gulf Coast.

Regulatory, Environmental and Other Matters

      Operations. The Company’s operations are subject to a variety of federal, state and local environmental, health, and safety (“EHS”) laws and regulations. These laws and regulations apply to, among other things: (i) the discharge of pollutants into the soil, air and water; (ii) product specifications; (iii) the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials; and (iv) employee health and safety. The Company believes that its refineries are processing currently utilized feedstocks in substantial compliance with currently effective EHS laws and regulations.

      Various federal and state programs relating to the composition of motor fuels are applicable to the Company’s operations. The Company believes that these are the EHS programs that will have the most significant impact on its operation, except for matters relating to alleged regulatory violations and cleanup activities, addressed below. The federal Environmental Protection Agency (“EPA”) has issued rules that require refiners to reduce the sulfur content in gasoline and diesel fuels. Refiners must begin producing gasoline that satisfies low-sulfur, or “Tier 2,” gasoline standards in 2004, with most refiners required to be in full compliance for all production in 2006. Refiners must also begin producing highway diesel fuel that satisfies ultra-low sulfur diesel (“ULSD”) standards by June 2006 and be in full compliance thereafter. There are limited exceptions to the general compliance schedules, but all refiners and importers of Tier 2 gasoline and ULSD are required to be in full compliance with these new standards by 2010, without exception.

      The Company applied to EPA for temporary relief of the sulfur standards under 40 CFR Part 80 at the Yorktown refinery. In March 2003, EPA approved the Company’s application and issued a compliance plan to the Company. This compliance plan will allow the Company to postpone in excess of $25,000,000 of capital expenditures for up to three (3) years. The Company must be in full compliance with the sulfur standards under 40 CFR Part 80 by January 1, 2008. The Company must report to EPA annually on its adherence to the compliance plan and on its progress in meeting both the ULSD and the Tier 2 standards. Any failure to comply with the conditions set by EPA could result in a modification or revocation of the compliance plan. Further, EPA reserved the right to modify or revoke the plan for other reasons. EPA must, however, provide the Company with reasonable notice of any anticipated changes in the plan and reasonable lead time to implement any modifications to the plan. Modifications to or revocation of the plan could result in a reduction in the quantity of gasoline and diesel fuel available for sale, and an increase in the quantity of high-sulfur products, including product components, available for sale that are not subject to the new standards, which would likely reduce refining earnings.

      The Company currently anticipates that the cost of purchasing and installing the equipment necessary to produce Tier 2 gasoline and ULSD at the Yorktown refinery will be approximately $42,000,000. The Company anticipates that the necessary ULSD and Tier 2 gasoline expenditures will occur primarily in 2006 and 2007.

      The Company’s Ciniza and Bloomfield refineries are not affected by EPA’s compliance plan for the Yorktown refinery. With respect to the Ciniza and Bloomfield refineries, as a result of certain extensions permitted by the Tier 2 gasoline standards, the Company believes that it will qualify for an extension until 2007 of the date when the annual average sulfur content of its gasoline must begin to be reduced, with full compliance required in 2008. The Company currently anticipates that it will spend approximately $3,500,000 to make the necessary changes to the Four Corner refineries, primarily in 2005 and 2006, to comply with the Tier 2 gasoline rule, and approximately $15,000,000, primarily in 2005 and 2006, to comply with the ULSD rule.

      There are a number of factors that could affect the Company’s cost of compliance with the Tier 2 and ULSD standards. These regulations affect the entire industry. As a result, contract engineering and construction companies will be busy and may charge a premium for their services.

      The federal Clean Air Act requires the sale of reformulated gasoline (“RFG”) in certain designated areas of the country, including some market areas serviced by the Yorktown refinery. The Yorktown refinery manufactures RFG that satisfies the requirements of its markets. Motor fuels produced by the Company’s Four Corners refineries are not sold in any areas requiring RFG. Arizona, however, has adopted a cleaner burning gasoline (“CBG”) program. The specifications are currently applicable to gasolines sold or used in Arizona in Maricopa County, and portions of Yavapai County and Pinal County. The Company does not presently manufacture gasolines that satisfy Arizona CBG specifications. The Company operates approximately 10 service station/ convenience stores in these areas, and also conducts wholesale marketing operations there. The Company currently does not intend to make the changes necessary to produce CBG at its Four Corners refineries because the capital costs associated with manufacturing large quantities of such gasolines would be significant. The Company is able to purchase or exchange for these gasolines to supply its operations in the CBG areas. It is possible that additional legislation or regulations affecting motor fuel specifications may be adopted that would impact geographic areas in which the Company markets its products.

      In 2000, Arizona passed legislation that requires suppliers of gasoline in Arizona to submit a plan for phasing out the addition of methyl tertiary butyl ether (“MTBE”) to their gasoline. The Company timely submitted the required plan. This legislation stated that Arizona would phase out MTBE as soon as feasible, but not later than 180 days after MTBE is phased out in California. MTBE is scheduled to be phased out in California by December 31, 2003. The Company does not anticipate any significant impact on its Four Corners operations if Arizona moves forward with its plans to phase out MTBE. MTBE also is scheduled to be phased out in New York by December 31, 2003. The Company does not anticipate any significant impact on its Yorktown operations if New York moves forward with its plans to phase out MTBE.

      The Company cannot predict what new EHS legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been previously applied. In addition, EHS laws and regulations are becoming increasingly stringent. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could have an adverse effect on the financial position and the results of operations of the Company and could require substantial expenditures by the Company for, among other things: (i) the installation and operation of refinery equipment, pollution control systems and equipment not currently possessed by the Company; (ii) the acquisition or modification of permits applicable to Company activities; and (iii) the initiation or modification of cleanup activities.

      Alleged Regulatory Violations. Notices of violations, compliance orders, and similar governmental notices are issued by governmental authorities and may allege violations of environmental requirements. They may also assess monetary sanctions for the alleged violations. The Company has received a draft compliance order for its Ciniza refinery and a compliance order for its Bloomfield refinery from the New Mexico Environment Department alleging violations of air quality regulations. Potential penalties for alleged violations under both orders could be as high as $684,000. The Company also has assumed environmental obligations under a preexisting consent decree with EPA at its Yorktown refinery. The consent decree includes provisions for stipulated penalties if violations of these obligations are alleged by EPA. The Company has received a notice of a stipulated penalty of $163,100 for a flaring incident that occurred prior to the Company’s ownership of the refinery that is covered by the consent decree. The Company is in discussions with EPA concerning this penalty and believes it will be entitled to indemnification from BP for the full amount of any penalty. For a discussion of these matters as well as other outstanding Orders, see Note 18 to the Company’s Consolidated Financial Statements in Item 8, captioned “Commitments and Contingencies.”

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

      Discharges, Releases and Cleanup Activities. Refining, pipeline, trucking and marketing operations are inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Accidental discharges of contaminants have occurred from time to time during the normal course of the Company’s operations, including discharges associated with the Company’s refineries and its pipeline and trucking operations. The Company has undertaken, intends to undertake, or has completed all investigative or remedial work thus far required by governmental agencies to address potential contamination by the Company. For a discussion of significant cleanup activities in which the Company is involved, see Note 18 to the Company’s Consolidated Financial Statements in Item 8, captioned “Commitments and Contingencies.”

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

      Although the Company has invested substantial resources to prevent and minimize future accidental discharges and to remediate contamination resulting from prior discharges, there can be no assurance that accidental discharges will not occur in the future, that future action will not be taken in connection with past discharges, that governmental agencies will not assess penalties against the Company in connection with any past or future contamination, that the Company will receive anticipated levels of indemnification, or that third parties will not assert claims against the Company for damages allegedly arising out of any past or future contamination.

      Rights-Of-Way. Certain irregularities in title may exist with respect to a limited number of the Company’s rights-of-way or franchises for its crude oil pipeline gathering system. The Company, however, has continued its use of the entirety of its pipeline gathering system. As of this date, no claim stemming from any right-of-way or franchise matter has been brought against the Company. The Company does not believe that any such right-of-way matters or irregularities in title will adversely affect its use or enjoyment of the pipeline gathering system. Certain rights-of-way for the Company’s crude oil pipeline system must be renewed periodically. A portion of the system, consisting of eight miles or approximately 3% of the entire system, must be renewed in 2006. The Company expects that approximately two years lead time will be required to negotiate and complete renewal of these rights-of-way. Additional rights-of-way for pipeline sections consisting of 174 miles or approximately 73% of the system must be renewed in 2009, and initial discussions for renewal may begin in 2007.

      Jet Fuel Claims. On February 11, 2003, the Company filed a complaint against the United States in the United States Court of Federal Claims in connection with military jet fuel that the Company sold to the Defense Energy Support Center (“DESC”) from 1983 through 1994. The Company asserted that the United States, acting through DESC, underpaid for the jet fuel in the approximate amount of $17,000,000. The DESC has indicated that it may counterclaim if the Company pursues its claims and will assert, based on its interpretation of the contract provisions, that the Company may owe additional amounts ranging from approximately $2,100,000 to $4,900,000. For a further discussion of this matter, see Note 18 to the Company’s Consolidated Financial Statements in Item 8, captioned “Commitments and Contingencies.”

Item 3.     Legal Proceedings

      The Company is a party to ordinary routine litigation incidental to its business. There also is hereby incorporated by reference the discussion of certain contingencies contained in Items 1 and 2 under the headings “Regulatory, Environmental and Other Matters”, the discussions contained in Item 7, and the information regarding certain related party transactions in Note 7 and commitments and contingencies in Note 18 to the Company’s Consolidated Financial Statements in Item 8.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

Executive Officers of the Registrant

      Executive officers of the Company as of March 1, 2003 are listed below:

Name	Age	Position	Executive Officer Since

Fred L. Holliger	55	Chairman of the Board and Chief Executive Officer	October 1989
Morgan Gust	55	President	August 1990
C. Leroy Crow	52	Executive Vice President of the Company’s Refining Group Strategic Business Unit	February 2000
Carl D. Shook	64	Executive Vice President of the Company’s Refining Group Strategic Business Unit	February 2000
Jack W. Keller	58	President of the Company’s Phoenix Fuel Strategic Business Unit	February 1999
Miguel A. Foegal	50	Executive Vice President of the Company’s Retail Group Strategic Business Unit	May 2000
S. Leland Gould	46	Executive Vice President, Governmental Affairs and Real Estate	March 2002
Kim H. Bullerdick	49	Vice President, General Counsel, and Secretary	February 1999
Mark B. Cox	44	Vice President, Treasurer, Chief Financial Officer, and Assistant Secretary	February 1999
Gary R. Dalke	50	Vice President, Controller, Chief Accounting Officer, and Assistant Secretary	February 1999

      Fred L. Holliger has served as a director of the Company since October 1989 and as Chairman of the Board and Chief Executive Officer of the Company since March 29, 2002. Mr. Holliger also serves as Chairman of the Nominating Committee. From October 1989 to March 29, 2002, Mr. Holliger was Executive Vice President and Chief Operating Officer of the Company. Mr. Holliger joined Giant Arizona as Senior Vice President, and President of the Giant Arizona refining division, in February 1989. Mr. Holliger also has served as the Chief Executive Officer of Phoenix Fuel since it was acquired by Giant Arizona in June 1997.

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

      Miguel A. Foegal has served as Executive Vice President of the Company’s Retail Group Strategic Business Unit and as Executive Vice President, Retail Group of Giant Arizona since May 2000. From March 1999 to May 2000, Mr. Foegal served as Senior Vice President, Retail Marketing for Giant Arizona. Mr. Foegal joined the Company as Vice President, Retail Marketing in February 1998. From January 1992 to February 1998, Mr. Foegal was a Regional Vice President for Circle K/ Tosco Marketing Co., where he was responsible for convenience and gas stores in the western United States.

      S. Leland Gould has served as Executive Vice President, Governmental Affairs and Real Estate of the Company and Giant Arizona since June 2002. From March 2002 to June 2002, Mr. Gould served as Executive Vice President, Director of Retail Operations of the Company and Giant Arizona. Mr. Gould joined Giant Arizona in August 2000 as Vice President, Strategic Business Development. Prior to August 2000, Mr. Gould was Vice President and National Sales Manager for Wolf Camera, a photo retail store chain with 800 stores nationwide. Prior to that, Mr. Gould served as Vice President of Fox Photo and CPI Corporation, a subsidiary of Eastman Kodak, from May 1993 to July 1998.

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

      Gary R. Dalke has served as Vice President, Controller, Accounting Officer and Assistant Secretary of the Company and Giant Arizona since December 1998. On March 29, 2002, Mr. Dalke was named Chief Accounting Officer. From September 1998 to December 1998, Mr. Dalke served as an Assistant Secretary of the Company and Giant Arizona. From April 1998 to September 1998, Mr. Dalke served as Chief Information Officer of Giant Arizona, and from July 1998 to December 1998, Mr. Dalke served as the Controller for Giant Arizona. From January 1990 to June 1997 when it was acquired by Giant Arizona, Mr. Dalke served as Chief Financial Officer of Phoenix Fuel. From January 1997 to June 1997, Mr. Dalke also was Vice President of Phoenix Fuel. Following the acquisition, Mr. Dalke was Vice President and Chief Financial Officer of Phoenix Fuel from June 1997 to July 1998, and from June 1997 to September 1998; he also was Treasurer of Phoenix Fuel.

PART II

Item 5.	Market For the Registrant’s Common Equity and Related Stockholder Matters

      The principal United States market on which the Company’s common stock is traded is the New York Stock Exchange. The high and low sales prices for the common stock for each full quarterly period as reported on the New York Stock Exchange Composite Tape for the last two fiscal years are as follows:

Quarter Ended	High	Low

December 31, 2002	$3.85	$1.86
September 30, 2002	8.13	3.15
June 30, 2002	12.55	7.50
March 31, 2002	10.39	8.21

December 31, 2001	9.30	7.80
September 30, 2001	10.90	7.07
June 30, 2001	11.40	7.10
March 31, 2001	8.95	6.60

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

      The Company has issued $150,000,000 of 9% Senior Subordinated Notes due 2007 (the “9% Notes”) and $200,000,000 of 11% Senior Subordinated Notes due 2012 (the “11% Notes”). The 9% Notes were issued pursuant to an Indenture dated August 26, 1997 (the “9% Indenture”) and the 11% Notes were issued pursuant to an Indenture dated May 14, 2002 (the “11% Indenture”, and collectively with the 9% Indenture, the “Indentures”). Both Indentures are among the Company, its subsidiaries, as guarantors, and The Bank of New York, as trustee. The Indentures contain a number of covenants, which, among other provisions, place restrictions on the Company’s payment of dividends and purchase of its common stock.

      At December 31, 2002, retained earnings available for dividends under the most restrictive terms of the Indentures were approximately $11,830,000. The Company is, however, unable to pay any dividends under the terms of its Indentures because at December 31, 2002, and as of the date hereof, the Company does not satisfy the Indentures’ consolidated coverage ratio test.

      Capitalized items used but not defined above have the meaning assigned to them in the Indentures.

      Also see the “Capital Structure” discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

      There were 244 holders of record of Common Stock on March 21, 2003.

      The following table includes information regarding securities authorized for issuance under the Company’s equity compensation plans.

Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	552,050	$8.41	*
Equity compensation plans not approved by security holders	—	—	—

Total	552,050	$8.41	*

*	The total number of shares available for grant is 2% of the total number of common shares outstanding as of the first day of each calendar year. Grants also are subject to a 400,000 share annual limitation on the number of common shares available for the grant of options that are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. Common shares available for grant in any particular calendar year that are not, in fact, granted in such year cannot be added to the common shares available for grant in any subsequent calendar year.

      For a description of the Company’s equity compensation plans see Note 16 to the Company’s Consolidated Financial Statements included in Item 8.

Item 6.	Selected Financial Data

      The following table summarizes recent financial information of the Company. This selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and the Consolidated Financial Statements, related notes thereto, and the Independent Auditors’ Report included in Item 8:

FINANCIAL AND OPERATING HIGHLIGHTS

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except percentages, per share and operating data)
Financial Statement Data
Continuing Operations:
Net Revenues	$1,287,052	$951,344	$1,057,619	$762,464	$622,469
Operating Income	19,033	43,952	34,711	37,238	17,943
Net Earnings (Loss)	(12,013)	12,767	7,369	10,682	(3,396)
Earnings (Loss) Per Common Share — Basic	$(1.40)	$1.44	$0.80	$1.00	$(0.31)
Earnings (Loss) Per Common Share — Diluted	$(1.40)	$1.43	$0.80	$1.00	$(0.31)
Discontinued Operations:
Net Revenues	$26,010	$40,335	$41,741	$30,719	$22,035
Operating Income (Loss)	4,576	(643)	(134)	159	1,964
Net Earnings (Loss)	2,746	(386)	(80)	96	1,179
Earnings (Loss) Per Common Share — Basic	$0.32	$(0.04)	$(0.01)	$0.01	$0.11
Earnings (Loss) Per Common Share — Diluted	$0.32	$(0.04)	$(0.01)	$0.01	$0.11
Weighted Average Common Shares Outstanding — Basic	8,566	8,871	9,214	10,679	10,951
Weighted Average Common Shares Outstanding — Diluted	8,566	8,885	9,223	10,719	10,951
Dividends Paid Per Common Share	$—	$—	$—	$—	$0.20
Working Capital	$91,568	$56,279	$53,717	$48,755	$88,537
Total Assets	702,286	507,174	528,565	546,799	527,414
Long-Term Debt	398,069	256,749	258,009	258,272	282,484
Stockholders’ Equity	127,317	136,410	127,703	132,462	127,702
Long-Term Debt as a Percentage of Total Capitalization	75.8%	65.3%	66.9%	66.1%	68.9%
Book Value Per Common Share	$14.85	$15.95	$14.27	$12.86	$11.78
Return on Average Stockholders’ Equity	—	9.4%	5.6%	8.3%	—

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except percentages, per share and operating data)
Operating Data(1)
Refining Group:
Four Corners Operations:
Rated Crude Oil Capacity Utilized	72%	73%	80%	87%	88%
Refinery Sourced Sales Barrels (Bbls/ Day)	31,907	32,025	34,287	37,368	37,898
Average Crude Oil Costs ($/ Bbl)	$23.62	$25.00	$29.26	$17.64	$14.29
Refinery Margin ($/ Bbl)	$6.84	$9.69	$7.63	$6.89	$4.83
Yorktown Operations: (2)
Rated Crude Oil Capacity Utilized	86%
Refinery Sourced Sales Barrels (Bbls/ Day)	58,771
Average Crude Oil Costs ($/ Bbl)	$27.01
Refinery Margin ($/ Bbl)	$2.32
Retail Group:
Service Stations: (Continuing Operations)
Fuel Gallons Sold (In Thousands)	152,735	162,423	181,113	185,605	163,612
Product Margin ($/ Gallon)	$0.156	$0.172	$0.167	$0.181	$0.207
Merchandise Sold ($ In Thousands)	$125,828	$125,613	$120,495	$102,816	$88,757
Merchandise Margin	27%	28%	28%	28%	30%
Operating Retail Outlets at Year End:
Continuing Operations	129	130	159	153	149
Discontinued Operations	6	20	20	19	17
Travel Center:
Fuel Gallons Sold (In Thousands)	24,906	24,964	26,698	27,991	24,950
Product Margin ($/ Gallon)	$0.094	$0.103	$0.104	$0.111	$0.111
Merchandise Sold ($ In Thousands)	$6,103	$6,128	$6,719	$7,291	$7,331
Merchandise Margin	44%	44%	46%	45%	45%
Number of Outlets at Year End	1	1	1	1	1
Retail Fuel Volumes Sold as a % of Refinery Sourced Sales Barrels	40%	43%	45%	42%	36%
Phoenix Fuel:
Fuel Gallons Sold (In Thousands)	376,711	394,158	424,290	351,949	314,763
Product Margin ($/ Gallon)	$0.054	$0.050	$0.052	$0.064	$0.067
Lubricant Sales ($ In Thousands)	$21,544	$22,347	$24,210	$22,067	$22,517
Lubricant Margin	17%	17%	16%	15%	14%

(1)	Operating data includes the operations of various Retail Group acquisitions made in 1998.

(2)	Acquired on May 14, 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      The Company’s significant accounting policies are described in Note 1 to the Company’s Consolidated Financial Statements included in Item 8. Certain critical accounting policies that materially affect the amounts recorded in the consolidated financial statements are the use of the last in, first-out (“LIFO”) method of valuing certain inventories, the accounting for certain environmental remediation liabilities, the accounting for certain related party transactions, and assessing the possible impairment of certain long-lived assets.

LIFO Inventories

      As described in Note 1, the Company’s inventories are stated at the lower of cost or market. Costs for crude oil and refined products produced by the refineries, and lubricants and other merchandise of Phoenix Fuel, are determined by the LIFO method. Under this method, the most recent acquisition costs are charged to cost of sales, and inventories are valued at the earliest acquisition costs. The Company selected this method because it believed it more accurately reflects the cost of the Company’s current sales. The use of this method results in reported earnings that can differ significantly from those that might be reported under a different inventory method such as the first-in, first-out (“FIFO”) method. Under the FIFO method, the earliest acquisition costs are charged to cost of sales and inventories are valued at the latest acquisition costs. If inventories had been determined using the FIFO method at December 31, 2002, 2001, and 2000, net earnings and diluted earnings per share for the years ended December 31, 2002, 2001, and 2000 would have been higher (lower) by $7,401,000 and $0.86, $(6,981,000) and $(0.79), and $2,935,000 and $.32, respectively. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. For the years ended December 31, 2002, 2001, and 2000, cost of sales were lower by $1,100,000, $231,000 and $1,737,000 because of declines in inventory volumes.

      In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO volumes in prior periods. Market value is determined based on estimated selling prices less applicable refining, transportation and other selling costs, generally for the month subsequent to the end of the reporting period. For the year ended December 31, 2001, declining prices resulted in the write-down of inventory values by approximately $3,302,000. For the years ended December 31, 2002 and 2000, there were no LIFO inventory market value write-downs.

Environmental Remediation Liabilities

      The Company has recorded various environmental remediation liabilities described in more detail in Note 18 to the Company’s Consolidated Financial Statements in Item 8. These liabilities result for the most part from past operations, including liabilities associated with past operations arising out of changes in environmental laws, and liabilities assumed in connection with acquired assets. The Company is conducting remediation activities in connection with these matters, including investigation, sampling, cleanup, disposal, and monitoring. Such liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Environmental liabilities are not discounted to their present value and are recorded without consideration of potential recoveries from third parties. The Company employs independent consultants or its own internal environmental personnel to investigate and assemble pertinent facts, recommend an appropriate remediation plan in light of regulatory standards, assist in estimating remediation costs based on existing technologies, and complete remediation according to approved plans. When consultants are not utilized, the Company estimates remediation costs based on the knowledge and experience of Company employees having responsibility for the remediation project. Because of the amount of uncertainty involved in the Company’s various remediation efforts and the period of time such efforts may take to complete, estimates are based on current regulatory standards. The Company updates its estimates as needed to reflect changes in factual information, available technology, or applicable laws and regulations. Subsequent adjustments to estimates, which may be significant, often occur as more information becomes available, as the requirements of government agencies are changed or clarified, or as other circumstances change.

Related Party Transactions

      The Company has an outstanding loan to James E. Acridge, its former Chairman, President, and Chief Executive Officer (the “Former CEO”), as more fully described in Note 7 to the Company’s Consolidated Financial Statements in Item 8. As discussed in Note 7, at December 31, 2002 and 2001, the Company had fully reserved for the Note and related accrued interest.

Impairment of Long-Lived Assets

      The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets to be held and used may not be recoverable. For assets to be disposed of, the Company reports long-lived assets at the lower of the carrying amount or fair value less cost to sell. During 2002 and 2001, the Company recorded impairment write-downs of $641,000 and $926,000, respectively, relating to assets sold or held for disposal. Additionally, the Company has several operating service station/ convenience stores that are being marketed for potential sale if acceptable offers are received. These operating stores were evaluated for impairment using an undiscounted cash flow methodology. The sum of expected future cash flows for certain of the stores was less than the carrying value; accordingly impairment losses of $1,082,000 and $1,293,000 based on estimated fair market values were recorded in 2002 and 2001, respectively. In determining the amount of these write-downs, the fair market value estimates used were based upon either internally prepared estimates based on comparable sales or sales offers received. In addition, write-downs of $500,000 were recorded for other impairments in 2001. Changes in current economic conditions, assumptions regarding the timing and amounts of cash flows, or fair market value estimates could result in additional write-downs of these assets in the future.

Results of Operations

      Included below are certain operating results and operating data for the Company and for the Company’s operating segments.

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Net revenues	$1,287,052	$951,344	$1,057,619
Cost of products sold	1,073,013	728,699	850,464

Gross margin	214,039	222,645	207,155
Operating expenses	134,276	107,431	115,345
Depreciation and amortization	36,064	31,857	31,739
Selling, general and administrative expenses	24,550	27,864	25,373
Net (gain) loss on the disposal/write-down of assets	116	6,132	(13)
Allowance for related party note and interest receivable	—	5,409	—

Operating income	19,033	43,952	34,711
Interest expense	(36,308)	(24,098)	(24,411)
Amortization/write-off of financing costs	(3,256)	(764)	(818)
Interest and investment income	432	1,661	1,989

Earnings (loss) from continuing operations before income taxes	(20,099)	20,751	11,471
Provision (benefit) for income taxes	(8,086)	7,984	4,102

Earnings (loss) from continuing operations	(12,013)	12,767	7,369
Discontinued operations (Note 5)
Loss from operations of discontinued retail assets	(1,434)	(563)	(134)
Gain on disposal	6,464	—	—
Net loss on asset sales/write-downs	(454)	(80)	—

	4,576	(643)	(134)
Provision (benefit) for income taxes	1,830	(257)	(54)

Earnings (loss) from discontinued operations	2,746	(386)	(80)

Net earnings (loss)	$(9,267)	$12,381	$7,289

Net earnings (loss) per common share:
Basic
Continuing operations	$(1.40)	$1.44	$0.80
Discontinued operations	0.32	(0.04)	(0.01)

	$(1.08)	$1.40	$0.79

Assuming dilution
Continuing operations	$(1.40)	$1.43	$0.80
Discontinued operations	0.32	(0.04)	(0.01)

	$(1.08)	$1.39	$0.79

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Net revenues:(1)
Refining Group:
Four Corners operations	$429,139	$473,226	$543,170
Yorktown operations(2)	409,390	—	—
Retail Group	320,659	350,044	379,598
Phoenix Fuel	349,934	391,172	443,224
Other	180	244	367
Intersegment	(222,250)	(263,342)	(308,740)

Net revenues of continuing operations	1,287,052	951,344	1,057,619
Net revenues of discontinued operations	26,010	40,335	41,741

Total net revenues	$1,313,062	$991,679	$1,099,360

Income (loss) from operations:(1)
Refining Group
Four Corners operations	$30,822	$66,148	$45,661
Yorktown operations(2)	(6,388)	—	—
Retail Group	4,683	5,777	296
Phoenix Fuel	7,014	4,731	7,260
Other	(16,982)	(21,163)	(18,519)
Net gain (loss) on disposal/write-down of assets	(116)	(6,132)	13
Allowance for related party note and interest receivable	—	(5,409)	—

Operating income from continuing operations	19,033	43,952	34,711
Operating income (loss) from discontinued operations	4,576	(643)	(134)

Total income from operations	$23,609	$43,309	$34,577

(1)	The Refining Group operates the Company’s three refineries, its crude oil gathering pipeline system, two finished products distribution terminals, and a fleet of crude oil and finished product truck transports. The Retail Group consists of service stations with convenience stores or kiosks and one travel center. Phoenix Fuel is a wholesale petroleum products distribution operation, which includes several lubricant and bulk petroleum distribution plants, an unmanned fleet fueling (“cardlock”) operation, a bulk lubricant terminal facility, and a fleet of finished product and lubricant delivery trucks. The Other category is primarily corporate staff operations.

(2)	Acquired May 14, 2002.

	Year Ended December 31,

	2002	2001	2000

Refining Group Operating Data:
Four Corners Operations:
Crude Oil/ NGL Throughput (BPD)	32,535	33,167	35,359
Refinery Sourced Sales Barrels (BPD)	31,907	32,025	34,287
Average Crude Oil Costs ($/ Bbl)	$23.62	$25.00	$29.26
Refining Margins ($/ Bbl)	$6.84	$9.69	$7.63
Yorktown Operations:
Crude Oil/ NGL Throughput (BPD)	57,297
Refinery Sourced Sales Barrels (BPD)	58,771
Average Crude Oil Costs ($/ Bbl)	$27.01
Refining Margins ($/ Bbl)	$2.32
Retail Group Operating Data:
(Continuing operations only)
Fuel Gallons Sold (000’s)	177,641	187,387	207,811
Fuel Margins ($/gal)	$0.1471	$0.1627	$0.1590
Merchandise Sales ($ in 000’s)	$131,931	$131,741	$127,214
Merchandise Margins	27.8%	28.8%	29.0%
Operating Retail Outlets at Year End:
Continuing Operations	130	131	160
Discontinued Operations	6	20	20
Phoenix Fuel Operating Data:
Fuel Gallons Sold (000’s)	376,711	394,158	424,290
Fuel Margins ($/gal)	$0.0539	$0.0498	$0.0524
Lubricant Sales ($ in 000’s)	$21,544	$22,347	$24,210
Lubricant Margins	16.7%	16.6%	16.4%

      Certain factors affecting the Company’s operations for the year ended December 31, 2002, include, among other things, the following:

•	The acquisition of the Yorktown refinery on May 14, 2002. Shortly after the acquisition, the Yorktown refinery experienced three significant unscheduled unit shutdowns, the last of which occurred on July 23, 2002. These shutdowns impacted the yield of high value products, as well as crude oil charge rates.

•	Weaker refining margins at the Company’s refineries due to, among other things, high nationwide inventories of distillates; an increase in imported finished products; and higher crude values due to worldwide crude oil production levels, Middle East tensions and the labor strike in Venezuela.

•	A significantly greater volume of products produced and sold by the Yorktown refinery as compared to its other operations, results in the Company having a much larger exposure to volatile refinery margins, which will positively or negatively affect the Company’s profitability.

•	Continuing decline in Four Corners crude oil supplies.

•	Competitive conditions in the Company’s Phoenix and Tucson retail markets due to increased price competition.

•	Net gains of $7,865,000 on the sale of various retail units, excess land and other assets, offset in part by impairment write-downs and other write-offs of $1,971,000. Included in these amounts are net gains on the disposal of 11 retail units of $6,464,000 and impairment write-downs and other write-offs of $454,000 included in discontinued operations.

•	The fourth quarter of 2002 showed a general improvement in refining margins and finished product margins, for all segments of the Company’s operations, compared to those posted for most of the three previous quarters of 2002. This resulted in a significant improvement in operating earnings for the fourth quarter compared to prior 2002 quarters.

Comparison of the Years Ended December 31, 2002 and December 31, 2001

Earnings (Loss) From Continuing Operations Before Income Taxes

      For the year ended December 31, 2002, the Company incurred a loss before income taxes of $20,099,000, compared to earnings before income taxes of $20,751,000 for the year ended December 31, 2001. The decrease includes the following items related to the operation and acquisition of the Yorktown refinery: (i) an operating loss of $6,388,000; (ii) an increase in the amortization of financing costs of $2,492,000; and (iii) additional interest expense of $12,210,000. In addition, impairment losses, related to certain retail units, and other asset write-offs of $1,517,000 were recorded. The remainder of the decrease, relating to the Company’s other operations, was primarily due to a 29% decline in Four Corners refinery margins, due in part to higher than normal margins in 2001. Also contributing to the decrease was a 5% decrease in retail fuel volumes sold, a 10% decrease in retail fuel margins, and a 3% decline in retail merchandise margins. Four Corners refinery fuel volumes sold were relatively flat year-to-year. These decreases were offset in part by a 2% increase in wholesale fuel volumes sold by Phoenix Fuel to third-party customers, an 8% increase in Phoenix Fuel fuel margins, reduced operating expenses, lower SG&A expenses for other Company operations, and net gains of $1,401,000 primarily from the sale of certain retail service stations and excess land.

      For 2001, earnings before income taxes were reduced by $6,132,000 as the result of losses on the disposal/write-down of various refining and retail assets and by $5,409,000 due to the recording of a reserve for a note and interest receivable from the Company’s Former CEO as discussed in Note 7 to the Company’s Consolidated Financial Statements in Item 8.

Revenues from Continuing Operations

      Revenues for the year ended December 31, 2002, increased approximately $335,708,000 or 35% to $1,287,052,000 from $951,344,000 in the comparable 2001 period. The increase includes additional revenues for the Yorktown refinery of $409,390,000. Revenue decreases relating to the Company’s other operations were primarily due to a 10% decline in Four Corners refining weighted average selling prices, a 7% decrease in retail refined product selling prices and a 5% decline in retail fuel volumes sold. Overall retail merchandise sales were up slightly, while same store merchandise sales were up approximately 5%.

      The volumes of refined products sold through the Company’s retail units decreased approximately 5% from period to period. The volume declines were primarily related to the sale or closure of 29 retail units since the end of 2000 and reduced volumes from stores in the Company’s Phoenix market area due to increased price competition. The volume of finished product sold from retail units that were in operation for a full year was up approximately 2%, in spite of reduced volumes from stores in the Company’s Phoenix market area. Excluding the Phoenix stores, volumes were up approximately 5%. Volumes sold from the Company’s travel center were relatively flat.

Cost of Products Sold from Continuing Operations

      For the year ended December 31, 2002, cost of products sold increased approximately $344,314,000 or 47% to $1,073,013,000 from $728,699,000 in the comparable 2001 period. The increase includes additional cost of products sold for the Yorktown refinery of $377,307,000. Cost of products sold decreases relating to the Company’s other operations were primarily due to a 4% decline in the cost of finished products purchased by Phoenix Fuel and a 6% decline in Four Corners refining weighted average crude oil costs. Cost of products sold also includes a loss of approximately $1,637,000 from crude oil futures contracts used to economically hedge crude oil inventories and crude oil purchases for the Yorktown refinery.

      For 2002 and 2001, certain lower cost refinery LIFO inventory layers were liquidated which resulted in a decrease in the cost of products sold of approximately $1,100,000 and $231,000, respectively.

Operating Expenses from Continuing Operations

      For the year ended December 31, 2002, operating expenses increased approximately $26,845,000 or 25% to $134,276,000 from $107,431,000 in the comparable 2001 period. The increase includes operating expenses relating to the Yorktown refinery of $32,832,000. Operating expense decreases relating to the Company’s other operations were due to, among other things, lower lease expense due to the repurchase of 59 retail units from FFCA Capital Holding Corporation (“FFCA”) in July 2001 that had been sold to FFCA as part of a sale-leaseback transaction between the Company and FFCA in December 1998; reduced expenses for payroll and related costs, and other operating expenses, for retail operations, due in part to the sale or closure of 29 retail units since the end of 2000, as well as the implementation of certain cost reduction programs; and lower repair and maintenance expenditures for refinery operations. These decreases were offset in part by higher general insurance premiums and higher purchased fuel costs for the Four Corners refineries.

Depreciation and Amortization from Continuing Operations

      For the year ended December 31, 2002, depreciation and amortization increased approximately $4,207,000 or 13% to $36,064,000 from $31,857,000 in the comparable 2001 period. The increase includes depreciation and amortization relating to the Yorktown refinery of $4,493,000. Depreciation and amortization increases relating to the Company’s other operations were primarily related to additional depreciation expense related to the repurchase of 59 retail units from FFCA in July 2001; construction, remodeling and upgrades in retail and refining operations during 2001 and 2002; and higher refinery amortization costs in 2002 due to a 2001 revision in the estimated amortization period for certain refinery turnaround costs incurred in 1998. These increases for other Company operations were more than offset by reductions in depreciation expense due to the sale or closure of 29 retail units since the end of 2000 and the non-amortization of goodwill in 2002 due to the adoption of SFAS No. 142.

Selling, General and Administrative Expenses from Continuing Operations

      For the year ended December 31, 2002, SG&A expenses decreased approximately $3,314,000 or 12% to $24,550,000 from $27,864,000 in the comparable 2001 period. The decrease includes SG&A relating to the Yorktown refinery of $718,000. SG&A expense decreases relating to the Company’s other operations were primarily due to lower expense accruals for management incentive bonuses in 2002, the revision of estimated accruals for 2001 management incentive bonuses following the determination of bonuses to be paid to employees, and expenses incurred in 2001 related to certain related party transactions and certain environmental matters. These decreases were offset in part by expenses recorded for the settlement of certain claims, assessments, and legal matters, including the matter set forth in Note 18 to the Company’s Consolidated Financial Statements included in Item 8, and increased letter of credit fees.

Interest Expense (Income) from Continuing Operations

      For the year ended December 31, 2002, interest expense increased approximately $12,210,000 or 51% to $36,308,000 from $24,098,000 in the comparable 2001 period. Approximately $17,168,000 of the increase is due to the issuance of new senior subordinated notes and borrowings under the Company’s new loan facilities entered into in connection with the acquisition of the Yorktown refinery as more fully described in Note 11 to the Company’s Consolidated Financial Statements included in Item 8. In addition, because of the timing of the Yorktown refinery acquisition and the 11% Notes financing, the Company was unable to provide the 45 day notice required by the Indenture supporting the Company’s 9 3/4% Notes for refinancing the notes prior to the issuance of the 11% Notes. As a result, the Company paid interest on the 9 3/4% Notes for 45 days after the financing, which amounted to approximately $1,230,000. These increases were offset in part by a decrease in interest expense of approximately $6,159,000 relating to the repayment of the Company’s $100,000,000 of 9 3/4% Senior Subordinated Notes due 2003 with a portion of the proceeds of the Company’s issuance of $200,000,000 of 11% Notes.

      For the year ended December 31, 2002, interest income decreased approximately $1,229,000 or 74% to $432,000 from $1,661,000 in the comparable 2001 period. The decrease was primarily due to a reduction in interest and investment income from the investment of funds in short-term instruments. This reduction was due in part to a reduction in the amount of funds available for investment because of the repurchase of 59 retail units from FFCA in July 2001 and the acquisition of the Yorktown refinery. In addition, no interest income was accrued in 2002 relating to the note from a related party discussed in Note 7.

Amortization/Write-Off of Financing Costs from Continuing Operations

      In connection with the acquisition of the Yorktown refinery and the refinancing of the Company’s 9 3/4% Notes, the Company incurred approximately $17,436,000 of deferred financing costs relating to new senior subordinated debt and new senior secured loan facilities. These costs are being amortized over the term of the related debt.

      The increase in the amortization/write-off of financing costs for the year ended December 31, 2002 was $2,492,000, primarily related to the amortization of the costs described above. The increase also includes the write-off of approximately $364,000 in deferred financing costs related to the Company’s 9 3/4% Notes that were refinanced.

Income Taxes from Continuing Operations

      The effective tax benefit rate for year ended December 31, 2002 was approximately 40%. The Company believes that the tax benefit created in 2002 will be fully realizable. The effective tax rate for the year ended December 31, 2001 was approximately 38%.

Discontinued Operations

      For the year 2002, the Company sold 11 retail units and reclassified 9 others as assets held for sale. The remaining assets and results of operations of these 20 retail units are included in discontinued operations in the Company’s Consolidated Financial Statements included in Item 8. For 2002 and 2001, discontinued operations included revenues of $26,010,000 and $40,335,000, respectively, and earnings before income taxes of $4,576,000 for 2002 and a loss before income taxes of $643,000 for 2001. Earnings from discontinued operations before income taxes of $4,576,000 includes a net gain on the disposal of the 11 retail units sold of $6,464,000, which is net of $308,000 of goodwill write-offs; and impairment write-downs of $448,000, including $22,000 of goodwill write-offs, on four of the retail units held for sale. See Note 5 to the Company’s Consolidated Financial Statements included in Item 8 for a further discussion of discontinued operations.

Outlook

      The Company’s strategy is to profitably operate its refining, retail marketing and Phoenix Fuel operations. The immediate strategic focus is to:

•	efficiently integrate the Yorktown refinery, which was purchased by the Company in 2002, into the Company’s existing operations while maximizing the profitability of all the Company’s refineries;

•	work with producers in the Four Corners area to augment crude oil supply;

•	maximize the profitability of the Retail Group by increasing sales of high-margin merchandise and continuing to reduce costs;

•	maximize the profitability of Phoenix Fuel by increasing wholesale fuel volumes, expanding its service offerings, and broadening its wholesale customer base;

•	increase cash flow by continuing to reduce operating expenses and eliminating non-essential capital expenditures;

•	rationalize the Company’s asset base by selling non-strategic and underperforming assets and selectively pursuing acquisitions; and

•	continue the Company’s debt reduction strategy implemented in 2002.

      The Company’s Four Corners refining operations continue to be affected by reduced crude oil production in the area and could further be affected by ongoing crude oil supply contract negotiations if such negotiations are not successful in retaining volumes. Additionally, pipelines bringing refined products into this area directly impact and may continue to impact the Company’s earnings. Further, completion of new pipeline projects could also have an impact on the Company’s profitability.

      The Company’s refineries continue to run well with no significant operational problems and have the ability to respond to changing economic conditions in order to maximize refinery netbacks.

      The Yorktown refinery will undergo a crude unit and coker unit turnaround commencing at the end of March 2003. These units are expected to be down for approximately three weeks. The refinery will be operating at a reduced production rate during these activities. In anticipation of the turnaround, the Company will maintain inventories sufficient to meet its contractual requirements during the turnaround.

      Refining margins in the fourth quarter of 2002 showed improvement over the previous three quarters and this trend has continued into the first quarter of 2003 as refining margins continue to show improvement. Tight crude oil and finished product inventories, coupled with strong finished product demand, have contributed to improved refining margins in early 2003.

      The Company is currently working on a longer-term crude oil supply transaction that if successful will put a “new to the market” crude oil into the Yorktown refinery at very attractive pricing, with little to no detriment to high-end product yields. This transaction may be completed as early as the fall of 2003.

      The Company will continue to evaluate and potentially dispose of non-strategic and underperforming assets in its retail operations. The Company continues to face increased competition in the markets in which it operates from major oil companies, independent oil companies, and non-traditional gasoline marketers. The Company has been, and expects to continue to be, competitive in these markets and to realize acceptable margins with the exception of the Phoenix market. The Phoenix market has been, and continues to be, extremely competitive due to dealer pricing and the Company continues to lose market share. The Company is actively marketing its remaining retail assets in the Phoenix area.

      The Company’s Phoenix Fuel operations continue to be affected by an economic downturn in its major markets. This has resulted in reduced demand for finished products and lubricants, as well as having an affect on finished product margins. In the fourth quarter of 2002, volumes and margins improved over the three previous quarters. The Company expects this trend to continue into the first quarter of 2003, but can provide no assurance that it will do so. In order to maintain and improve its market position, Phoenix Fuel has implemented a number of operational and marketing strategies and is utilizing technological advances to attract and provide better service and information to its customers.

      The Company’s future results of operations are primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses.

Comparison of the Years Ended December 31, 2001 and December 31, 2000

Earnings from Continuing Operations Before Income Taxes

      For the year ended December 31, 2001, earnings before income taxes were $20,751,000, an increase of $9,280,000 from earnings before income taxes of $11,471,000 for the year ended December 31, 2000. The increase was primarily due to a 27% increase in refinery margins, due in part to a reduction in crude oil costs resulting from contract negotiations with suppliers; lower operating expenses, including depreciation and amortization; and a 4% increase in retail merchandise sales with relatively flat margins year-to-year. These increases were offset in part by a 7% decline in refinery sourced finished product sales volumes, due in part to reduced crude oil production and competitive conditions in the Four Corners area; a 10% decline in wholesale fuel volumes sold by Phoenix Fuel to third party customers, due in part to a slowdown in the commercial/industrial sector in Arizona and increased volumes sold in the third quarter of 2000 related to increased diesel demand because of disruptions of natural gas supplies into Arizona; a 5% decrease in Phoenix Fuel finished product margins; and an increase in selling, general and administrative expenses (“SG&A”).

      In addition, 2001 earnings before income taxes were reduced by $6,132,000 as the result of losses on the disposal/write-down of various refining and retail assets and by $5,409,000 due to the recording of a reserve for a note and interest receivable from the Former CEO, as discussed in Note 7 to the Company’s Consolidated Financial Statements in Item 8.

Revenues from Continuing Operations

      Revenues for the year ended December 31, 2001, decreased approximately $106,275,000 or 10% to $951,344,000 from $1,057,619,000 in the comparable 2000 period. The decrease was due to, among other things, a 10% decline in wholesale fuel volumes sold by Phoenix Fuel to third party customers, due in part to the factors stated above, along with a 6% decrease in related finished product selling prices; an 8% decline in refinery average selling prices, along with a 7% decrease in refinery sourced finished product sales volumes; and a 4% decline in retail refined product selling prices. These decreases were partially offset by a 4% increase in retail merchandise sales.

      The volumes of finished products sold through the Company’s retail units decreased approximately 10% from 2000 levels. The volume of finished product sold from service station/ convenience stores that were in operation for a full year in each period decreased approximately 2%. These declines were primarily due to increased price competition in the Company’s Phoenix and Tucson markets. In addition, the Company has closed or sold 39 service station/ convenience stores and opened or acquired three since the beginning of 2000. Volumes sold from the Company’s travel center declined approximately 6%, due in part to direct competition from a truck stop/ casino that opened in 2001.

Cost of Products Sold from Continuing Operations

      For the year ended December 31, 2001, cost of products sold decreased $121,765,000 or 14% to $728,699,000 from $850,464,000 in the comparable 2000 period. The decrease was due in part to a 15% decline in average crude oil costs; a 10% decline in wholesale fuel volumes sold by Phoenix Fuel to third party customers, along with a 5% decrease in the cost of finished products purchased; and a 7% decline in refinery sourced finished product sales volumes. These decreases were partially offset by a 4% increase in retail merchandise sales. In addition, 2001 cost of products sold increased by approximately $3,302,000 as a result of a reduction in the carrying value of inventories related to declines in crude oil and refined product prices.

      For the year 2001, certain lower cost refinery LIFO inventory layers were liquidated, which resulted in a decrease in the cost of products sold of approximately $231,000. For the year 2000, certain lower cost Phoenix Fuel LIFO inventory layers were liquidated, which resulted in a decrease in the cost of products sold of approximately $1,737,000.

Operating Expenses from Continuing Operations

      For the year ended December 31, 2001, operating expenses decreased approximately $7,914,000 or 7% to $107,431,000 from $115,345,000 in the comparable 2000 period. The decrease was due to, among other things, reduced expenses for payroll and related costs for retail operations, including operating bonuses, along with a reduction in other operating expense categories, due in part to the closure of 20 and sale of 19 service station/ convenience stores during 2000 and 2001; lower lease expense due to the repurchase of 59 service station/ convenience stores from FFCA Capital Holding Corporation (“FFCA”) in July 2001, which had been sold as part of a sale-leaseback transaction between the Company and FFCA in December 1998; decreased payroll and related costs and repair and maintenance expenses for Phoenix Fuel; and lower chemical and catalyst costs and reduced purchase fuel costs for the refineries. These decreased costs were offset in part by higher refinery costs for materials, contract labor, and utilities.

Depreciation and Amortization from Continuing Operations

      For the year ended December 31, 2001, depreciation and amortization increased approximately $118,000 to $31,857,000 from $31,739,000 in the comparable 2000 period. The increase was primarily related to the repurchase of 59 service/ station convenience stores from FFCA in July 2001; newly acquired service station/ convenience stores; the capitalization of the 2000 contingent payment related to the acquisition of the Bloomfield refinery discussed in more detail in Note 4 to the Company’s Consolidated Financial Statements in Item 8; and construction, remodeling and upgrades in retail and refining operations during 2000 and 2001. These increases were offset in part by decreases related to lower refinery turnaround amortization costs in 2001 and the sale or closure of 39 service station/ convenience stores.

Selling, General and Administrative Expenses from Continuing Operations

      For the year ended December 31, 2001, SG&A increased approximately $2,491,000 or 10% to $27,864,000 from $25,373,000 in the comparable 2000 period. The increase was primarily due to increased expense accruals for bonuses paid under the Company’s management incentive bonus plan; certain outside legal expenditures, including expenditures related to transactions involving the Former CEO or related entities; certain consulting expenditures; certain related party transactions discussed in more detail in Note 7 to the Company’s Consolidated Financial Statements in Item 8; and accruals for certain environmental costs. These increases were offset in part by lower self-funded group health insurance costs in 2001 due to improved claims experience, severance pay costs incurred in the first quarter of 2000 relating to a reorganization and staff reduction program, and expenditures incurred in 2000 for certain strategic planning costs.

Loss on the Disposal/ Write-down of Assets from Continuing Operations

      For the year ended December 31, 2001, the Company recorded a pre-tax loss on the disposal/write-down of assets of $6,132,000. This amount included losses of $609,000 on the sale of assets in the ordinary course of business, primarily related to the sale of eleven service station/convenience stores; losses of $2,639,000 on the write-down of assets due to impairment, resulting from the application of Statement of Financial Accounting Standard (“SFAS”) No. 121 due to a strategy to sell certain service station/convenience stores, some of which were closed; losses of $592,000 relating to the value of leasehold improvements included in leased service station/convenience stores returned to the lessors; and losses of $2,292,000 primarily related to the retirement or replacement of certain refinery property, plant, and equipment. In addition, the Company recorded a reserve in the amount of $5,409,000 for a note and interest receivable from the Former CEO as discussed in Note 7 to the Company’s Consolidated Financial Statements in Item 8.

Interest Expense (Income) from Continuing Operations

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

Income Taxes from Continuing Operations

      The effective tax rate for the year ended December 31, 2001 was approximately 38% and for the year ended December 31, 2000 was approximately 35%. The difference in the rates was primarily the result of coal seam gas tax and state pollution control credits utilized in 2000.

Discontinued Operations

      For the year 2001 and 2000, the assets and results of operations of 20 retail units are included in discontinued operations in the Company’s Consolidated Financial Statements included in Item 8. For 2001 and 2000, discontinued operations included revenues of $40,335,000 and $41,741,000, and losses before income taxes of $643,000 and $134,000, respectively.

Liquidity and Capital Resources

Cash Flow From Operations

      Net cash provided by operating activities decreased to $38,068,000 for the year ended December 31, 2002 from $65,256,000 for the year ended December, 2001. The decrease was primarily a result of a decrease in net earnings before depreciation and amortization, amortization/write-off of financing costs, deferred income taxes, and net (gain) loss on disposal/ write-down of assets in 2002, offset in part by an increase in cash flows related to changes in operating assets and liabilities in each period.

Working Capital

      Working capital at December 31, 2002 consisted of current assets of $211,919,000 and current liabilities of $120,351,000, or a current ratio of 1.76:1. At December 31, 2001, the current ratio was 1.71:1, with current assets of $135,116,000 and current liabilities of $78,837,000.

      Current assets have increased since December 31, 2001, primarily due to increases in accounts receivable, inventories, prepaids and other, and current deferred taxes. These increases were offset in part by a decrease in cash and cash equivalents. Accounts receivable have increased primarily due to trade receivables recorded in connection with sales by the Yorktown refinery and an increase in other trade receivables resulting from increased sales volumes and higher finished product selling prices. Inventories have increased primarily due to inventories on hand related to the Yorktown refinery. For other Company operations, inventories have increased due to increases in crude oil and refined product prices and terminal inventory volumes. These increases were offset in part by decreases in pipeline and refinery onsite crude oil volumes, and decreases in refinery onsite, Phoenix Fuel and retail refined product volumes. Prepaids and other have increased primarily due to prepaid insurance premiums. The increase in current deferred taxes relates primarily to the Yorktown refinery acquisition.

      Current liabilities have increased since December 31, 2001, due to increases in current portion of long-term debt, accounts payable and accrued expenses. The current portion of long-term debt has increased due to the additional long-term debt incurred in connection with the acquisition of the Yorktown refinery. Accounts payable have increased due to accounts payable recorded in connection with the operations of the Yorktown refinery and for other Company operations primarily as a result of higher raw material and finished product costs, offset in part by a reduction in other trade payables. Accrued expenses have increased primarily because of the operations of the Yorktown refinery, and for other Company operations, higher accrued interest balances related in part to the additional debt incurred in connection with the Yorktown refinery acquisition and accruals for 401(k) Company matching and discretionary contributions, offset in part by no management incentive bonus accruals in 2002.

Capital Expenditures and Resources

      Net cash used in investing activities for capital expenditures totaled approximately $12,990,000 for the year ended December 31, 2002. Expenditures were primarily for turnaround expenditures for the Ciniza and Bloomfield refineries, financial accounting software upgrades, operational and environmental projects for the refineries, and retail operation upgrades.

      The Company received proceeds of approximately $19,517,000 from the sale of property, plant and equipment and other assets in 2002, primarily from the sale of 13 service station/convenience stores and certain vacant land. A net gain of approximately $7,865,000 resulted from all of the property, plant and equipment and other asset sales.

      On May 14, 2002, the Company acquired the 61,900 bpd Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc. for $127,500,000 plus $65,182,000 for inventories, the assumption of certain liabilities, and a conditional earn-out, the maximum amount of which cannot exceed $25,000,000. The Company also incurred transaction costs of approximately $2,000,000 in connection with the acquisition. See Note 4 to the Company’s Consolidated Financial Statements in Item 8 for a more detailed discussion of this transaction.

      Approximately $17,436,000 of financing fees were paid to various financial institutions in connection with financing arrangements for the Company’s acquisition of the Yorktown refinery and the refinancing of the Company’s 9 3/4% Notes.

      Following the acquisition of the Yorktown refinery, the Company developed a debt reduction strategy with the goal of reducing indebtedness by $50,000,000 prior to year-end 2002. The goal was to be accomplished by managing inventory to a lower level, reducing non-essential capital expenditures and selling non-core and/or underperforming assets. For the year, the Company received proceeds from the sale of assets of approximately $19,517,000. By year-end, the Company had reduced the outstanding balance of its term loan by approximately $7,778,000 and reduced the outstanding balance of its revolving credit facility by $35,000,000. Although the Company did not reach its goal in 2002, the Company intends to use the proceeds of additional asset sales in 2003 to reduce outstanding debt.

      The Company is actively marketing a number of its service station/convenience stores, including its remaining units in Phoenix and Tucson. Of the units being marketed, three were sold in the first quarter of 2003.

      The Company is in the process of negotiating a purchase and sale agreement for an approximate 8-acre tract of land in north Scottsdale that includes its corporate headquarters building. The Company also is negotiating a lease agreement with the potential buyer to lease back a portion of the corporate headquarters building. No agreement has been reached with the potential buyer at this time, and as such, the Company does not know if or when this transaction will close.

      The Company also is evaluating the possible sale of other non-strategic or underperforming assets in addition to the assets described above. The Company can provide no assurance, however, that it will be able to complete the sales of the assets described above or other asset sales.

      The Company currently intends to use the proceeds from these potential sales, and savings or proceeds generated from other parts of the Company’s debt reduction initiative, to reduce long-term debt. As described in Note 11, the Company’s loan facilities require the Company to reduce the outstanding principal balance of its revolving credit facility by $15,000,000 from the proceeds of asset sales occurring between October 1, 2002 and June 30, 2003. Proceeds of approximately $7,000,000 were used to reduce the revolving credit facility as of February 28, 2003.

      The Company has two capital projects relating to its Four Corners refinery operations, in which approximately $3,000,000 of spending has occurred. The projects are currently dormant, although they remain viable. During 2003, the Company will be evaluating the future status of these projects.

      The Company has budgeted approximately $25,900,000 for capital expenditures in 2003 excluding any potential acquisitions. Of this amount, approximately $1,500,000 is for the completion of projects that were started in 2002. In addition, approximately $19,300,000 is budgeted for non-discretionary projects that are required by law or regulation or to maintain the physical integrity of existing assets. These expenditures are primarily for operational and environmental projects at the Company’s existing refineries, including approximately $7,000,000 for a crude unit and coker unit turnaround at the Yorktown refinery, and replacements and upgrades for the retail operations. Another $2,000,000 is budgeted for discretionary projects to sustain or enhance the current level of operations, increase earnings associated with existing or new business and to expand existing operations. The remaining budget of $3,100,000 is for discretionary growth projects, including $2,000,000 for capital expenditure contingencies.

      In future years, the Company will be making substantial capital expenditures for certain government mandated environmental projects, including low sulfur fuel requirements. See discussions under the caption Regulatory, Environmental and Other Matters included in Items 1 and 2 for more details of these projects.

      The Company expects that maintenance capital expenditures will be approximately $5,500,000 and $3,300,000 annually over each of the next three years for its Four Corners refining operations and its Retail Group/ Phoenix Fuel operations, respectively, exclusive of any growth projects, acquisitions, and acquisition related capital expenditures.

      The Company expects that maintenance capital expenditures for its Yorktown refinery will be approximately $7,800,000 annually over each of the next three years, exclusive of any growth projects, acquisitions, and acquisition related capital expenditures.

      As described in Note 11 to the Company’s Consolidated Financial Statements included in Item 8, the Company’s loan facilities limit the Company’s capital expenditures on a quarterly basis through the fourth quarter of 2003. Capital expenditures are limited to $44,000,000 in 2003. The limitations permit all capital expenditures currently anticipated for 2003. Prior approval from the Company’s lenders would be required to exceed the agreed upon levels and the Company cannot provide assurance that it could obtain such approval. See the discussion below in “Capital Structure” for further information relating to the Company’s debt covenants.

      The Company continues to investigate other capital improvements to its existing facilities. The amount of capital projects that are actually undertaken in 2003 will depend on, among other things, general business conditions, results of operations, financial constraints resulting from the Yorktown refinery acquisition, and the limitations described in the above paragraph.

      Much of the capital currently budgeted for environmental compliance is integrally related to operations or to operationally required projects. The Company does not specifically identify capital expenditures related to such projects on the basis of whether they are for environmental as opposed to economic purposes. With respect to capital expenditures budgeted primarily to satisfy environmental regulations, the Company estimates that approximately $565,000, $1,900,000 and $1,100,000 were spent in 2002, 2001 and 2000, respectively, and that approximately $3,787,000 will be spent in 2003. With respect to the Company’s operating expenses for environmental compliance, while records are not kept specifically identifying or allocating such expenditures, management believes that the Company incurs significant operating expense for such purposes.

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

      The Company purchases crude oil and other feedstocks from a number of suppliers to operate its Four Corners and Yorktown refineries. The Company acquires the feedstocks for its Yorktown refinery from a number of domestic and international suppliers. The Company has not historically participated in these markets, and as such, has not had a credit relationship with these suppliers. Due to the weak economy and the poor profitability experienced by refiners and marketers, including the Company, throughout 2002, several suppliers to the Yorktown refinery have required the Company to provide letters of credit for either a portion or the full amount of the purchases.

      At December 31, 2002 and February 28, 2003, the Company had approximately $41,193,000 and $42,668,000, respectively, of letters of credit outstanding. The Company recently increased the availability of letters of credit under its credit facility from $25,000,000 to $50,000,000. The inability of the Company to post satisfactory letters of credit could constrain the Company’s ability to purchase feedstocks on the most beneficial terms.

      The Company’s cash flow from operations depends primarily on producing and selling quantities of refined products at refinery margins sufficient to cover fixed and variable expenses. In recent years, crude oil costs and prices of refined products have fluctuated substantially. These costs and prices depend on numerous factors beyond the Company’s control, including, among other things:

•	the supply of and demand for crude oil, gasoline and other refined products;

•	changes in the economy;

•	changes in the level of foreign and domestic production of crude oil and refined products;

•	worldwide political conditions;

•	the marketing of alternative and competing fuels;

•	the extent of government regulations; and

•	local factors, including market conditions, pipeline capacity, and the level of operations of other refineries in the Company’s markets.

      The Company’s crude oil requirements are supplied from sources that include major oil companies, large independent producers, and smaller local producers. In general, crude oil supply contracts are relatively short-term contracts with market-responsive pricing provisions. An increase in crude oil prices would adversely affect the Company’s operating margins if the Company cannot pass along the increased cost of raw materials to customers.

      The Company’s sale prices for refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing of the relative movement of the prices, however, as well as the overall change in product prices, could reduce profit margins and could have a significant impact on the Company’s refining and marketing operations, earnings, and cash flows. In addition, the Company maintains inventories of crude oil, intermediate products, and refined products, the values of which are subject to rapid fluctuation in market prices. The Company purchases its refinery feedstocks prior to selling the refined products manufactured from them. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products could have a significant effect on the Company’s operating results. Any long-term adverse relationships between costs and prices could impact the Company’s ability to generate sufficient operating cash flows to meet its working capital needs. Furthermore, because of the significantly greater volume of products produced and sold by the Yorktown refinery, as compared to the Company’s other operations, the Company has a much larger exposure to volatile refining margins than it had in the past.

      Moreover, the industry is highly competitive. Many of the Company’s competitors are large, integrated oil companies which, because of their more diverse operations, larger refineries, stronger capitalization and better brand name recognition, may be better able than the Company is to withstand volatile industry conditions, including shortages or excesses of crude oil or refined products or intense price competition at the wholesale and retail levels. Because some of the Company’s competitors’ refineries are larger and more efficient than the Company’s refineries, these refineries may have lower per barrel crude oil refinery processing costs.

      In addition, the Company’s ability to borrow funds under its current revolving credit facility could be adversely impacted by low product prices that could reduce the borrowing base tied to eligible accounts receivable and inventories. The Company’s debt instruments also contain certain restrictive covenants that limit the Company’s ability to borrow funds if certain thresholds are not maintained. At present, the Company can only borrow additional amounts under its revolving credit facility as a result of the limitation on additional indebtedness contained in the indentures supporting the Company’s notes. See the discussion below in “Capital Structure” for further information relating to these loan covenants.

      The Company presently has senior subordinated ratings of “B3” from Moody’s Investor Services and “B” from Standard & Poor’s.

Capital Structure

      At December 31, 2002 and December 31, 2001, the Company’s long-term debt was 75.8% and 65.3% of total capital, respectively, and the Company’s net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 75.3% and 62.8%, respectively. The increase in each percentage is primarily related to the increased debt incurred in connection with the acquisition of the Yorktown refinery.

      At December 31, 2002 the Company had long-term debt of $398,069,000, net of current portion of $10,251,000, including, $150,000,000 of 9% Senior Subordinated Notes due 2007 (the “9% Notes”) and $200,000,000 of 11% Senior Subordinated Notes due 2012 (the “11% Notes”). See Note 11 to the Company’s Consolidated Financial Statements included in Item 8 for a description of these obligations.

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

      As described in more detail in Note 11 to the Company’s Consolidated Financial Statements included in Item 8, the indentures supporting the Company’s notes and the Company’s credit facility and loan facility contain certain restrictive covenants, and other terms and conditions that if not maintained, if violated, or if certain conditions are met, could result in default, early redemption of the notes, and affect the Company’s ability to borrow funds, make certain payments, or engage in certain activities. Covenants associated with the 9% Notes and the 11% Notes currently restrict the Company’s ability to incur additional indebtedness, other than under its credit facility, pay dividends, and purchase the Company’s common stock. A default under any of the notes, the credit facility or the loan facility could cause such debt, and by reason of cross-default provisions, the Company’s other debt to become immediately due and payable. If the Company is unable to repay such amounts, the lenders under the Company’s credit facility and loan facility could proceed against the collateral granted to them to secure that debt. If those lenders accelerate the payment of the credit facility and loan facility, the Company cannot provide assurance that its assets would be sufficient to pay that debt and other debt or that it would be able to refinance such debt or borrow more money on terms acceptable to it, if at all. The Company’s ability to comply with the covenants, and other terms and conditions, of the indentures, the credit facility and the loan facility may be affected by many events beyond the Company’s control, and the Company cannot provide assurance that its operating results will be sufficient to comply with the covenants, terms and conditions.

      The Company’s high degree of leverage and these covenants may, among other things:

•	limit the Company’s ability to use cash flow, or obtain additional financing, for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	continue to restrict the Company’s ability to pay dividends if it so desired;

•	require a substantial portion of cash flow from operations to make debt service payments;

•	limit the Company’s flexibility to plan for, or react to, changes in business and industry conditions;

•	place the Company at a competitive disadvantage compared to less leveraged competitors; and

•	increase the Company’s vulnerability to the impact of adverse economic and industry conditions and, to the extent of the Company’s outstanding debt under senior credit facilities, the impact of increases in interest rates.

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

      In addition, the acquisition of the Yorktown refinery could constrain the Company’s ability to borrow funds, make payments, or engage in other contemplated activities under the terms of the indentures supporting its notes, the credit facility, or the loan facility, particularly in the first three years of operations. As described in more detail in Note 11 to the Company’s Consolidated Financial Statements included in Item 8, the Company had loan covenant issues in the quarter ending September 30, 2002. Amendments to the credit facility and the loan facility addressed these issues. The Company expects to be in compliance with the amended covenants going forward, and does not believe that any presently contemplated activities will be constrained. A prolonged period of low refining margins, however, would have a negative impact on the Company’s ability to borrow funds and to make expenditures for certain purposes and would have an impact on compliance with the Company’s loan covenants.

      Included in the tables below are a list of the Company’s obligations and commitments to make future payments under contracts and under contingent commitments.

	Payments Due

							All Remaining
Contractual Obligations	Total	2003	2004	2005	2006	2007	Years

	(In thousands)
Long-Term Debt*	$407,268	$10,251	$11,128	$35,889	$—	$150,000	$200,000
Capital Lease Obligations	6,703	—	—	—	—	6,703	—
Operating Leases	17,238	4,391	2,744	1,964	1,598	939	5,602

Total Contractual Cash Obligations	$431,209	$14,642	$13,872	$37,853	$1,598	$157,642	$205,602

*	Excluding original issue discount.

	Amount of Commitment Expiration

							All Remaining
Other Commercial Commitments	Total	2003	2004	2005	2006	2007	Years

	(In thousands)
Lines of Credit* (including Standby Letters of Credit)	$100,000	$—	$—	$100,000	$—	$—	$—
Standby Letters of Credit	41,193	41,193	—	—	—	—	—

*	Standby letters of credit reduce the availability of funds for direct borrowings under the line of credit. At December 31, 2002 there was $25,000,000 of direct borrowings under the line of credit.

      The Company is committed under a long-term purchase contract that expires in August 2005 to purchase a minimum of 3,500 barrels per day of natural gasoline at market price plus an additional amount per gallon.

      The Company’s Board previously authorized the repurchase of up to 2,900,000 shares of the Company’s common stock, to be made from time to time as conditions permit. Shares could be repurchased through privately negotiated transactions, block share purchases and open market transactions. The share repurchase program was discontinued in 2002 and no shares were repurchased in 2002. Since the inception of the stock repurchase program, the Company repurchased 2,582,566 shares for approximately $25,716,000, resulting in a weighted average cost of $9.96 per share. The repurchased shares are treated as treasury shares and are available for a number of corporate purposes including, among other things, for options, bonuses, and other employee stock benefit plans.

      The Board suspended the payment of cash dividends on common stock in the fourth quarter of 1998. At the present time, the Company is unable to pay dividends under the terms of its indentures and has no plans to reinstate such dividends even if it could. The payment of future dividends is subject to the results of the Company’s operations, declaration by the Company’s Board of Directors, and compliance with certain debt covenants.

Related Party Transactions

      In the past, the Company engaged in a number of transactions with related parties, primarily James E. Acridge, the Company’s former Chairman, President and Chief Executive Officer (the “Former CEO”). Certain of these transactions are summarized in the table below.

	Material Related Party Transactions

Transaction	2002	2001	2000

Purchase of Jomax Real Property	N/A	$5,000,000	N/A
Purchase of Jomax Rights	N/A	$600,000	N/A
Purchase of Artwork for Corporate Headquarters	N/A	$162,550	$450,000
Purchase of Stock	N/A	$3,520,000	$896,887
Principal Amount of Loan Receivable at the end of each year	$5,000,000	$5,000,000	$5,000,000
Interest Income on Loan	$0	$537,499	$538,954
Interest Receivable at 12/31.	$402,226	$394,384	$809,893
Other Receivables at 12/31.	$90,826	$88,338	$119,573
Other Amounts Classified as Compensation	N/A	$696,204	N/A
Other (Receipts) Payments	N/A	$(39,440)	$23,153

      For a discussion or the matters included in the above table, see Note 7 to the Company’s Consolidated Financial Statements included in Item 8.

      Excluded from the above table are a number of immaterial transactions involving the Company and the Former CEO or entities controlled, or previously controlled, by the Former CEO, including: (i) amounts paid to the Company for purchases of fuel; (ii) payments made to entities controlled, or previously controlled, by the Former CEO for events held at facilities owned by such entities; (iii) reimbursements for certain landscaping and maintenance services provided for the Former CEO and entities controlled, or previously controlled, by the Former CEO; and (iv) the value of products and services provided to the Company by the Former CEO or entities controlled, or previously controlled, by him. Various immaterial amounts involving other related parties are also excluded from the table. Additionally, in 2002, the Company extended the period of time that the Former CEO had to exercise 55,800 stock option grants for one year. These stock options were due to expire on June 27, 2002 due to the Former CEO’s termination on March 29, 2002. Because the extension changed the terms of the original stock option grant under the Company’s 1998 Stock Incentive Plan, the Company was required to record compensation expense in the amount of $79,500.

      All of the material foregoing transactions were reviewed and approved by the Board or committees of the Board.

      As previously discussed, the Former CEO, and three entities controlled by the Former CEO have commenced Chapter 11 bankruptcy proceedings. The Company is pursuing claims in the bankruptcy proceedings for, among other things, the following: (i) the loan and related accrued interest discussed above; (ii) the other receivables outstanding as of December 31, 2002 discussed above; (iii) approximately $515,445 of costs incurred through December 31, 2002 in connection with resolving a lease dispute and related litigation in which an entity controlled by the Former CEO is a sublessee of the Company and a limited liability company in which the bankruptcy estate of an entity controlled by Mr. Acridge owns a 51% interest is the Landlord (costs incurred subsequent to December 31, 2002 also will be pursued); (iv) approximately $124,000 for the time spent by an employee of the Company on projects for entities controlled, or previously controlled, by the Former CEO; (v) approximately $89,000 for landscaping services provided by employees of the Company that benefited the Former CEO; (vi) approximately $15,600 for what the Company believes are non-Company expenses incurred by the Former CEO on a Company credit card; and (vii) approximately $1,400 of other miscellaneous amounts. It is unknown whether, and to what extent, creditors, including the Company, will receive any recovery on their respective debts from any of the four bankruptcy estates.

Risk Management

      The Company is exposed to various market risks, including changes in certain commodity prices and interest rates. To manage the volatility relating to these normal business exposures, the Company, from time to time, uses commodity futures and options contracts to reduce price volatility, to fix margins in its refining and marketing operations and to protect against price declines associated with its crude oil and finished products inventories. The Company’s policies for trading activities and the use of derivative financial instruments set limits on quantities, requires various levels of approval and requires certain review and reporting procedures.

      In the second and third quarters of 2002, the Company entered into various crude oil futures contracts in order to economically hedge crude oil inventories and crude oil purchases for the Yorktown refinery operations. For the year ended December 31, 2002, the Company recognized losses on these contracts of approximately $1,637,000 in cost of products sold. These transactions did not qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and accordingly were marked to market each month. At December 31, 2002, the Company had no open crude oil futures contracts or other commodity derivatives.

      The Company’s credit facility is floating-rate debt tied to various short-term indices. As a result, the Company’s annual interest costs associated with this debt may fluctuate. At December 31, 2002, there were $25,000,000 of direct borrowings outstanding under this facility. The potential increase in annual interest expense from a hypothetical 10% adverse change in interest rates on these borrowings at December 31, 2002, would be approximately $148,000.

      The Company’s loan facility is floating-rate debt tied to various short-term indices. As a result, the Company’s annual interest costs associated with this debt may fluctuate. At December 31, 2002, there was $32,222,000 outstanding under this facility. The potential increase in annual interest expense from a hypothetical 10% adverse change in interest rates on these borrowings at December 31, 2002, would be approximately $223,000.

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

Other

      Federal, state and local laws and regulations relating to the environment, health, and safety affect nearly all of the operations of the Company. As is the case with other companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits brought by either governmental authorities or private parties, alleging non-compliance with environmental, health, and safety laws or regulations, or property damage or personal injury caused by the environmental, health, or safety impacts of current or historic operations. These matters include soil and water contamination, air pollution and personal injuries or property damage allegedly caused by substances manufactured, handled, used, released or disposed of by the Company or by its predecessors.

      Applicable laws and regulations govern the investigation and remediation of contamination at the Company’s current and former properties, as well as at third-party sites to which the Company sent wastes for disposal. The Company may be held liable for contamination existing at current or former properties, notwithstanding that a prior operator of the site, or other third party, caused the contamination. The Company may also be held responsible for costs associated with contamination cleanup at third-party disposal sites, notwithstanding that the original disposal activities were in accordance with all applicable regulatory requirements at such time. The Company is currently engaged in a number of such remediation projects.

      Future expenditures related to compliance with environmental, health, and safety laws and regulations, the investigation and remediation of contamination, and the defense or settlement of governmental or private property claims and lawsuits cannot be reasonably quantified in many circumstances for various reasons. These reasons include the speculative nature of remediation and cleanup cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, various defenses that may be available to the Company and changing environmental, health, and safety laws, regulations and their respective interpretations. The Company cannot provide assurance that compliance with such laws or regulations, such investigations or cleanups, or such enforcement proceedings or private-party claims will not have a material adverse effect on the Company’s business, financial condition or results of operation. For a further discussion of environmental, health, and safety matters affecting the Company’s operations, see the discussion of such matters contained in Items 1 and 2 under the heading “Regulatory, Environmental and Other Matters.”

      Rules and regulations implementing federal, state and local laws relating to the environment, health, and safety will continue to affect the operations of the Company. The Company cannot predict what new environmental, health, or safety legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or enforced with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could have an adverse effect on the financial position and the results of operations of the Company and could require substantial expenditures by the Company for, among other things: (i) the installation and operation of refinery equipment, pollution control systems and other equipment not currently possessed by the Company; (ii) the acquisition or modification of permits applicable to Company activities; and (iii) the initiation or modification of cleanup activities.

      As of December 31, 2002 and 2001, the Company had environmental liability accruals of approximately $8,367,000 and $2,484,000, respectively, which are summarized in the table below. Environmental accruals are recorded in the current and long-term sections of the Company’s Consolidated Balance Sheets. Note 18 to the Company’s Consolidated Financial Statements in Item 8 contains a more detailed discussion of certain of these projects.

Summary of Environmental Contingencies

	As of	Increase		As of
	12/31/01	(Decrease)	Payments	12/31/02

	(In thousands)
Farmington Refinery	$570	$—	$—	$570
Ciniza — Land Treatment Facility	208	—	(19)	189
Bloomfield Tank Farm (Old Terminal)	149	(48)	(12)	89
Ciniza — Solid Waste Management Units	286	—	(11)	275
Bloomfield Refinery	977	(412)	(255)	310
Ciniza Well Closures	100	—	—	100
Retail Service Stations — Various	194	—	(75)	119
Yorktown Refinery	—	7,500	(785)	6,715

Totals	$2,484	$7,040	$(1,157)	$8,367

      The Company has a retirement plan, the Giant Yorktown Cash Balance Plan (the “Cash Plan”), and a retiree medical plan, the Giant Yorktown Retiree Medical Plan (the “Medical Plan”), for the employees of Giant Yorktown, Inc. These plans contain many of the same features of plans that were in place for the employees of BP. As part of the acquisition, the Company recorded a liability for future payments under these plans of approximately $7,262,000 for the Cash Plan and $2,141,000 for the Medical Plan.

      The Cash Plan is a defined benefit plan. The Cash Plan is a “cash balance” retirement plan fully funded by the Company without employee contributions. All employees of Giant Yorktown, Inc. meeting the eligibility requirements are automatically included in the Cash Plan. Yorktown employees who were covered by the BP retirement plan on July 1, 2000, are eligible for a grandfather provision that affects the calculation of the benefit under the plan. Employees who complete at least five years of vesting service, are at least 65 years old, die while employed by Giant Yorktown, Inc., or leave employment due to certain Company actions are completely vested and eligible to receive the full value of their vested plan benefit. The vested benefit will be paid at the employee’s discretion when the employee leaves the Company, regardless of age or service.

      The Company must make a lump-sum payment to the Cash Plan each year. The amount of the Company’s annual payment is based on various factors, including actuarial calculations linked to the potential retirement ages of Yorktown employees. The Company’s payment to the Cash Plan for the year ending December 31, 2002 will be $868,000 and will be made by August 2003. For the year ending December 31, 2003, the Company estimates that the annual payment for the Cash Plan will be approximately $1,500,000.

      The Medical Plan is a defined post-retirement benefit plan. The Medical Plan will pay a percentage of the medical premium for coverage under the plan. Coverage is available to full-time employees who are age 50 or older with 10 or more years of service. The Company will pay from 50% to 80% of the premium cost, depending on age and years of service. Unlike the Cash Plan, the Company is not required to fund the Medical Plan on an annual basis. The Company did not make a payment to the Medical Plan for the year ending December 31, 2002 and does not anticipate making a payment to the Medical Plan for the year ending December 31, 2003.

      The Company’s Ciniza and Bloomfield refineries primarily process a mixture of high gravity, low sulfur crude oil, condensate and NGLs. The locally produced, high quality crude oil known as Four Corners Sweet is the primary feedstock for these refineries. The Company’s current projections of Four Corners crude oil production indicate that the Company’s crude oil demand will exceed the crude oil supply that is available from local sources for the foreseeable future. The Company expects to operate the Ciniza and Bloomfield refineries at lower levels than otherwise would be scheduled as a result of shortfalls in Four Corners crude oil production. For a further discussion of raw material supply for the Company’s refineries, see the discussion contained in Items 1 and 2 under the heading “Raw Material Supply.”

      The Company is aware of a number of actions, proposals or industry discussions regarding product pipeline projects that could impact portions of its marketing areas. The completion of some or all of these projects would result in increased competition by increasing the amount of refined products potentially available in these markets, as well as improving competitor access to these areas. It also could result in new opportunities for the Company, as the Company is a net purchaser of refined products in some of these areas. For a further discussion of the potential impact of pipeline projects on the Company’s Four Corners operations, as well as other competitive factors affecting these operations, see the discussion of competitive factors contained in Items 1 and 2 under the heading “Competitive Conditions.”

      The Company’s refining activities are conducted at its two refinery locations in New Mexico and the Yorktown refinery in Virginia. These refineries constitute a significant portion of the Company’s operating assets, and the two New Mexico refineries supply a significant portion of the Company’s retail operations. As a result, the Company’s operations would be subject to significant interruption if any of the refineries were to experience a major accident, be damaged by severe weather or other natural disaster, or otherwise be forced to shut down. If any of the refineries were to experience an interruption in supply or operations, the Company’s business, financial condition and operating results could be materially and adversely affected.

      On March 29, 2002, James E. Acridge was terminated as President and Chief Executive Officer of the Company and replaced as Chairman of the Board, although he remains on the Board of Directors. For a further discussion of matters relating to Mr. Acridge, see the discussion included under the caption “Related Party Transactions” included in Item 7 and in Note 7 to the Company’s Consolidated Financial Statements in Item 8.

Forward-Looking Statements

      This report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements are included throughout this report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements relate to projections of capital expenditures and other financial items. These statements also relate to the Company’s business strategy, goals and expectations concerning the Company’s market position, future operations, acquisitions, dispositions, margins, profitability, liquidity and capital resources. The Company has used the words “believe,” “expect,” “anticipate,” “estimate,” “could,” “plan,” “intend,” “may,” “project,” “predict,” “will” and similar terms and phrases to identify forward-looking statements in this report.

      Although the Company believes the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate, and the forward-looking statements based on these assumptions could be incorrect. While the Company has made these forward-looking statements in good faith and they reflect the Company’s current judgment regarding such matters, actual results could vary materially from the forward-looking statements.

      Actual results and trends in the future may differ materially depending on a variety of important factors. These important factors include the following:

•	the availability of crude oil and the adequacy and costs of raw material supplies generally;

•	the Company’s ability to negotiate new crude oil supply contracts;

•	the Company’s ability to successfully integrate the Yorktown refinery and manage the liabilities, including environmental liabilities, that the Company assumed in the Yorktown acquisition;

•	the Company’s ability to obtain anticipated levels of indemnification;

•	competitive pressures from existing competitors and new entrants, including the potential effects of various pipeline projects and various actions that have been undertaken to increase the supply of refined products to El Paso, Texas;

•	volatility in the difference, or spread, between market prices for refined products and crude oil and other feedstocks;

•	the risk that improved refining margins experienced in the first quarter of 2003 will not continue;

•	the risk that the Company’s retail operations will not remain competitive and realize acceptable margins in those markets where it currently does so;

•	the risk that improved finished product sales volumes and improved margins, experienced in the first quarter of 2003 for the Company’s Phoenix Fuel operations, will not continue;

•	the Company’s ability to reduce operating expenses and non-essential capital expenditures;

•	the risk that the Company will not be able to sell non-strategic and underperforming assets on terms favorable to the Company;

•	the risk that the Company will not receive the expected amounts from the potential sale of certain retail units and other assets;

•	state or federal legislation or regulation, or findings by a regulator with respect to existing operations, including the impact of government-mandated specifications for gasoline and diesel fuel on the Company’s operations;

•	unplanned or extended shutdowns in refinery operations;

•	the risk that the Company will not remain in compliance with covenants, and other terms and conditions, contained in its notes, credit facility and loan facility;

•	the Company’s ability to achieve anticipated reductions in its debt;

•	the risk that the Company will not be able to post satisfactory letters of credit;

•	general economic factors affecting the Company’s operations, markets, products, services and prices;

•	unexpected environmental remediation costs;

•	weather conditions affecting the Company’s operations or the areas in which its products are refined or marketed;

•	the risk the Company will be found to have substantial liability in connection with existing or pending litigation;

•	the occurrence of events that cause losses for which the Company is not fully insured; and

•	other risks described elsewhere in this report or described from time to time in the Company’s filings with the Securities and Exchange Commission.

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

      The information required by this item is incorporated herein by reference to the “Risk Management” section in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Giant Industries, Inc.
Scottsdale, Arizona

      We have audited the accompanying consolidated balance sheets of Giant Industries, Inc. and subsidiaries (“the Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Giant Industries, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

      Also, as discussed in Note 1 to the financial statements, the Company changed its method of accounting for the impairment or disposal of long-lived assets to conform to Statement of Financial Accounting Standards No. 144.

Phoenix, Arizona

March 5, 2003

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,168	$26,326
Receivables:
Trade, less allowance for doubtful accounts of $650 and $540	69,311	37,181
Income tax refunds	4,359	1,497
Other	2,418	4,852

	76,088	43,530

Inventories	108,017	57,864
Prepaid expenses and other	7,877	3,661
Deferred income taxes	9,769	3,735

Total current assets	211,919	135,116

Property, plant and equipment	649,861	506,718
Less accumulated depreciation and amortization	(225,629)	(197,212)

	424,232	309,506

Goodwill	19,465	19,815
Note and interest receivable from a related party, less allowance for doubtful account of $5,409 (Note 7)	—	—
Other assets	46,670	42,737

	$702,286	$507,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,251	$45
Accounts payable	67,282	42,255
Accrued expenses	42,818	36,537

Total current liabilities	120,351	78,837

Long-term debt, net of current portion	398,069	256,749
Deferred income taxes	37,612	32,772
Other liabilities and deferred income	18,937	2,406
Commitments and contingencies (Notes 4, 7, 11, 12, 14, 15, 16, 17, 18)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, none issued
Common stock, par value $.01 per share, 50,000,000 shares authorized, 12,323,759 and 12,305,859 shares issued	123	123
Additional paid-in capital	73,763	73,589
Retained earnings	89,885	99,152

	163,771	172,864
Less common stock in treasury — at cost, 3,751,980 shares	(36,454)	(36,454)

Total stockholders’ equity	127,317	136,410

	$702,286	$507,174

The accompanying notes are an integral part of these consolidated financial statements.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Net revenues	$1,287,052	$951,344	$1,057,619
Cost of products sold	1,073,013	728,699	850,464

Gross margin	214,039	222,645	207,155
Operating expenses	134,276	107,431	115,345
Depreciation and amortization	36,064	31,857	31,739
Selling, general and administrative expenses	24,550	27,864	25,373
Net (gain) loss on the disposal/write-down of assets	116	6,132	(13)
Allowance for related party note and interest receivable	—	5,409	—

Operating income	19,033	43,952	34,711
Interest expense	(36,308)	(24,098)	(24,411)
Amortization/write-off of financing costs	(3,256)	(764)	(818)
Interest and investment income	432	1,661	1,989

Earnings (loss) from continuing operations before income taxes	(20,099)	20,751	11,471
Provision (benefit) for income taxes	(8,086)	7,984	4,102

Earnings (loss) from continuing operations	(12,013)	12,767	7,369
Discontinued operations (Note 5)
Loss from operations of discontinued retail assets	(1,434)	(563)	(134)
Gain on disposal	6,464	—	—
Net loss on asset sales/write-downs	(454)	(80)	—

	4,576	(643)	(134)
Provision (benefit) for income taxes	1,830	(257)	(54)

Earnings (loss) from discontinued operations	2,746	(386)	(80)

Net earnings (loss)	$(9,267)	$12,381	$7,289

Net earnings (loss) per common share:
Basic
Continuing operations	$(1.40)	$1.44	$0.80
Discontinued operations	0.32	(0.04)	(0.01)

	$(1.08)	$1.40	$0.79

Assuming dilution
Continuing operations	$(1.40)	$1.43	$0.80
Discontinued operations	0.32	(0.04)	(0.01)

	$(1.08)	$1.39	$0.79

The accompanying notes are an integral part of these consolidated financial statements.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock

			Additional		Treasury Stock		Total
	Shares	Par	Paid-in	Retained			Stockholders’
	Issued	Value	Capital	Earnings	Shares	Cost	Equity

	(In thousands, except number of shares)
Balances, January 1, 2000	12,266,188	$122	$72,990	$79,973	1,962,700	$(20,623)	$132,462
Purchase of treasury stock	—	—	—	—	1,371,980	(12,157)	(12,157)
Stock options exercised	16,500	—	109	—	—	—	109
Net earnings	—	—	—	7,289	—	—	7,289

Balances, December 31, 2000	12,282,688	122	73,099	87,262	3,334,680	(32,780)	127,703
Purchase of treasury stock	—	—	—	—	417,300	(3,674)	(3,674)
Stock options exercised	126,601	2	1,105	—	—	—	1,107
Shares cancelled on net exercise of stock options	(103,430)	(1)	(615)	(491)	—	—	(1,107)
Net earnings	—	—	—	12,381	—	—	12,381

Balances, December 31, 2001	12,305,859	123	73,589	99,152	3,751,980	(36,454)	136,410
Stock options exercised	17,900	—	94	—	—	—	94
Stock option compensation	—	—	80	—	—	—	80
Net loss	—	—	—	(9,267)	—	—	(9,267)

Balances, December 31, 2002	12,323,759	$123	$73,763	$89,885	3,751,980	$(36,454)	$127,317

The accompanying notes are an integral part of these consolidated financial statements.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$(9,267)	$12,381	$7,289
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	37,134	33,111	32,761
Amortization/write-off of financing costs	3,256	764	818
Deferred income taxes	131	4,169	(432)
Deferred lease expense	—	296	791
Allowance for related party note and interest receivable	—	5,409	—
Net (gain) loss on the disposal of assets included in continuing operations	(1,401)	609	(112)
Net gain on disposal of discontinued operations	(6,464)	—	—
Loss on write-down/write-off of assets included in continuing operations	1,517	5,523	99
Loss on write-down/write-off of assets included in discontinued operations	454	80	—
Interest received on related party note receivable	—	938	—
Interest accrued on related party note receivable	—	(537)	(539)
Other	(171)	1,344	(793)
Changes in operating assets and liabilities excluding the effects of the Yorktown acquisition:
(Increase) decrease in receivables	(32,558)	32,177	(571)
Decrease (increase) in inventories	18,831	(4,645)	1,640
(Increase) decrease in prepaid expenses and other	(4,230)	(133)	479
Increase (decrease) in accounts payable	25,027	(24,206)	(10,372)
Increase (decrease) in accrued expenses	5,809	(2,024)	(1,566)

Net cash provided by operating activities	38,068	65,256	29,492

Cash flows from investing activities:
Yorktown refinery acquisition	(194,733)	—	—
Capital expenditures	(12,990)	(57,056)	(22,455)
Purchases of other assets	—	(5,602)	—
Refinery acquisition contingent payment	—	(5,139)	(5,442)
Proceeds from sale of property, plant and equipment and other assets	19,517	7,889	4,473

Net cash used by investing activities	(188,206)	(59,908)	(23,424)

Cash flows from financing activities:
Proceeds of long-term debt	234,144	—	68,000
Payments of long-term debt	(107,822)	(1,429)	(68,347)
Proceeds from line of credit	93,000	—	—
Payments on line of credit	(68,000)	—	—
Purchase of treasury stock	—	(3,674)	(12,157)
Deferred financing costs	(17,436)	(537)	—
Proceeds from exercise of stock options	94	—	109

Net cash provided (used) by financing activities	133,980	(5,640)	(12,395)

Net decrease in cash and cash equivalents	(16,158)	(292)	(6,327)
Cash and cash equivalents:
Beginning of year	26,326	26,618	32,945

End of year	$10,168	$26,326	$26,618

Income taxes (refunded)/paid	$(3,466)	$4,675	$4,060

Interest paid	$34,426	$24,135	$24,458

The accompanying notes are an integral part of these consolidated financial statements.

      Significant Noncash Investing and Financing Activities. During 2002, the Company issued $200,000,000 of 11% Senior Subordinated Notes at a discount of $5,856,000. During 2001, the Company received 103,430 shares of its own common stock valued at approximately $1,107,000 from James E. Acridge, the Company’s former Chairman, President and Chief Executive Officer (the “Former CEO”), as payment for the exercise by the Former CEO of 126,601 common stock options. These shares were immediately cancelled. In addition, the Company repurchased, for cash, 59 service station/ convenience stores from FFCA Capital Holding Corporation (“FFCA”) for approximately $38,052,000 plus closing costs. These service station/convenience stores had been sold to FFCA in a sale-leaseback transaction completed in December 1998. Certain deferrals on the Balance Sheet relating to the sale-leaseback transaction reduced the cost basis of the assets recorded in “Property, Plant and Equipment” by approximately $1,736,000. These deferrals included a deferred gain on the original sale to FFCA and deferred lease allocations included in “Other Liabilities and Deferred Income,” and deferred costs associated with the original sale included in “Other Assets.” During 2000, approximately $5,200,000 was incurred as a contingent payment related to the 1995 acquisition of the Bloomfield refinery. This amount was adjusted downward in 2001 to $5,139,000, the amount that was actually paid.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies

Organization

      Giant Industries, Inc., a Delaware corporation (together with its subsidiaries, “Giant” or the “Company”), through its wholly-owned subsidiary Giant Industries Arizona, Inc. and its subsidiaries (“Giant Arizona”), is engaged in the refining and marketing of petroleum products. These operations are conducted on both the East Coast (primarily in Virginia, Maryland, North and South Carolina and the New York Harbor) and in the Southwest (primarily in New Mexico, Arizona, and Colorado, with a concentration in the Four Corners area where these states adjoin). In addition, Phoenix Fuel Co., Inc. (“Phoenix Fuel”), a wholly-owned subsidiary of Giant Arizona, operates an industrial/commercial wholesale petroleum products distribution operation primarily in Arizona.

      The Company currently has three strategic business units, the Refining Group, the Retail Group and Phoenix Fuel. Other company operations, consisting primarily of the Company’s corporate staff operations, are not included in any of the strategic business units. The Company believes that the Refining Group, the Retail Group and Phoenix Fuel are its only material business segments for financial reporting purposes. See the discussion of Company segments contained in Note 2.

Description of Business

      The Refining Group operates the Company’s Ciniza and Bloomfield refineries in the Four Corners area of New Mexico and the Yorktown refinery in Virginia. The Ciniza refinery, with a crude oil throughput capacity of 20,800 barrels per day (“bpd”) and a total capacity including natural gas liquids of 26,000 bpd, is located near Gallup, New Mexico. The Bloomfield refinery, with a crude oil throughput capacity of 16,000 bpd and a total capacity including natural gas liquids of 16,600 bpd, is located in Bloomfield, New Mexico. The Yorktown refinery, with a crude oil throughput capacity of 61,900 bpd, is located along the York River in Yorktown, Virginia. In addition to these three refineries, the Refining Group operates a crude oil gathering pipeline system in New Mexico that services the Four Corners refineries, two finished products distribution terminals, and a fleet of crude oil and finished product truck transports. The Company’s three refineries manufacture various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. In addition, finished products are acquired through exchange agreements, from third party suppliers and from Phoenix Fuel. These products are sold through Company-operated retail facilities, independent wholesalers and retailers, industrial/ commercial accounts, and sales and exchanges with major oil companies. Crude oil, other feedstocks and blending components are purchased from third party suppliers.

      The Retail Group operates the Company’s service stations, which include convenience stores or kiosks, and one travel center. These operations sell various grades of gasoline, diesel fuel, general merchandise, including tobacco and alcoholic and nonalcoholic beverages, and food products to the general public through retail locations. The Refining Group or Phoenix Fuel supplies the petroleum fuels sold by the Retail Group. General merchandise and food products are obtained from third party suppliers. At December 31, 2002, the Company operated 135 retail service stations with convenience stores or kiosks.

      The Company’s Phoenix Fuel operation is an industrial/commercial wholesale petroleum products distribution operation, which includes several lubricant and bulk petroleum distribution plants, an unmanned fleet fueling (“cardlock”) operation, a bulk lubricant terminal facility, and a fleet of finished product and lubricant delivery trucks. The petroleum fuels and lubricants sold are primarily obtained from third party suppliers and to a lesser extent from the Refining Group.

      See Note 2 for a further discussion of business segments and Notes 4 and 5 for recent acquisitions and dispositions.

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

Derivatives

      The Company’s policies for trading and the use of derivative financial instruments set limits on quantities, requires various levels of approval and requires certain review and reporting procedures.

      The Company is exposed to various market risks, including changes in certain commodity prices and interest rates. To manage the volatility relating to these normal business exposures, the Company, from time to time, uses commodity futures and options contracts to reduce price volatility, to fix margins in its refining and marketing operations and to protect against price declines associated with its crude oil and finished products inventories. For purposes of the Statement of Cash Flows, such transactions are considered to be operating activities.

      Gains and losses on all transactions that do not qualify for hedge accounting are reflected in earnings in the period that they occur.

      The Company had no open commodity futures or options contracts at December 31, 2002.

Concentration of Credit Risk

      Credit risk with respect to customer receivables is concentrated in the geographic areas in which the Company operates and relates primarily to customers in the oil and gas industry. To minimize this risk, the Company performs ongoing credit evaluations of its customers’ financial position and requires collateral, such as letters of credit, in certain circumstances. The Company maintained its cash and cash equivalents with federally insured banking institutions or other financial service providers. From time to time, balances maintained in these institutions may exceed amounts that are federally insured. All of the financial institutions used by the Company are major banking institutions and financial service providers of the highest quality.

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

      The American Institute of Certified Public Accountants (“AICPA”) has issued a proposed Statement of Position (“SOP”) on Fixed Asset and Maintenance Accounting (including turnaround accounting and asset replacement accounting). This SOP, as proposed, would address accounting and disclosure issues related to: (1) determining which costs related to property, plant and equipment (“PP&E”) should be capitalized as improvements and which should be expensed as repairs and maintenance; (2) the capitalization of indirect and overhead costs; (3) the componentization of PP&E for depreciation purposes; and (4) accounting for a planned major maintenance activity (e.g., refinery turnaround). In November 2002, the AICPA announced they would no longer issue general purpose SOPs. The work they have performed on the proposed SOP will be transitioned to the FASB staff. The Company awaits further guidance from the FASB staff on the timing of the final standard.

Goodwill

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This Statement requires, among other things, that goodwill not be amortized, but be tested for impairment annually, or as events and circumstances indicate. See Note 3 for applicable disclosures.

      Goodwill, which results from business acquisitions, represents the excess of the purchase price over the fair value of the net assets acquired and is carried at cost less accumulated amortization and write-offs. Prior to January 1, 2002, goodwill was being amortized on the straight-line method over the period of expected benefit ranging from 15 to 30 years.

Long-Lived Assets

      On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement defines impairment as “the condition that exists when the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value.” The Statement provides for a single accounting model for the disposal of long-lived assets, whether previously held or newly acquired. Specific guidance is provided for recognition and measurement and reporting and disclosure for long-lived assets held and used, disposed of other than by sale, and disposed of by sale. This new standard had no impact on the Company’s financial position and results of operations at adoption.

      In accordance with SFAS No. 144, the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. For assets to be disposed of, the Company reports long-lived assets and certain identifiable intangibles at the lower of carrying amount or fair value less cost to sell. See Note 5 for information relating to the impairment of certain assets.

Treasury Stock

      The Company’s Board of Directors (the “Board”) previously authorized the repurchase of up to 2,900,000 shares of the Company’s common stock. These purchases could be made from time to time as conditions permit. Shares could be repurchased through privately negotiated transactions, block share purchases and open market transactions. The Company’s authority to repurchase shares under this program expired in the second quarter of 2002. Since the inception of the stock repurchase program, the Company has repurchased 2,582,566 shares for approximately $25,716,000, resulting in a weighted average cost of $9.96 per share. The repurchased shares are treated as treasury shares. Shares repurchased under the Company’s program are available for a number of corporate purposes including, among other things, for options, bonuses, and other employee stock benefit plans. In addition, the Company purchased 1,169,414 shares of its common stock, as treasury shares, for $9.00 per share, net to the sellers, through a Schedule 13E-4 Issuer Tender Offer completed on February 8, 2000.

Environmental Expenditures

      Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Environmental liabilities are not discounted to their present value and are recorded without consideration of potential recoveries from third parties. Subsequent adjustments to estimates, which may be significant, may be made as more information becomes available or as circumstances change. See Note 18.

Income Taxes

      The provision for income taxes is based on earnings (loss) reported in the financial statements. Deferred income taxes are provided to reflect temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes, as well as the effects of tax credits.

Earnings Per Common Share

      Earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per common share are computed by dividing consolidated net earnings by the weighted average number of shares of common stock outstanding during each period. Earnings per common share assuming dilution is computed by dividing consolidated net earnings by the sum of the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method, unless such calculation is antidilutive. See Note 6.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel.

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

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which supersedes previous guidance for reporting gains and losses from, among other things, extinguishment of debt and accounting for leases. The portion of the Statement relating to the early extinguishment of debt is effective for the Company beginning in 2003. The Company does not believe the adoption of this statement will have a material impact on its financial statements.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Standard requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. The guidance will be applied prospectively to exit or disposal activities initiated after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123 to permit alternative methods of transition for adopting a fair value based method of accounting for stock-based employee compensation. The Company uses the intrinsic value method to account for stock-based employee compensation. The Company is evaluating whether or not it will adopt the provisions of SFAS No. 148 in 2003.

      In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”). Interpretation 45 elaborates on existing disclosure requirements for guarantees and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. As of December 31, 2002, the Company had no significant guarantees for which disclosure was required.

      In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“Interpretation 46”). Interpretation 46 clarifies the application of existing consolidation requirements to entities where a controlling financial interest is achieved through arrangements that do not involve voting interests. Under Interpretation 46, a variable interest entity is consolidated if a company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Interpretation 46 applies to variable interest entities created or acquired after January 31, 2003. For variable interest entities existing at January 31, 2003, Interpretation 46 is effective for accounting periods beginning after June 15, 2003. The application of Interpretation 46 is not expected to have a material effect on the Company’s financial statements.

Other Comprehensive Income

      For the years ended December 31, 2002, 2001, and 2000, respectively, the only component of other comprehensive income is net income as reported on the Company’s Consolidated Statements of Operations.

Reclassifications

      Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the statement classifications used in the current year. These reclassifications relate primarily to the discontinued operation requirements of SFAS No. 144 adopted by the Company on January 1, 2002. These reclassifications had no effect on reported earnings or stockholders’ equity.

Note 2 — Business Segments

      The Company is organized into three operating segments based on manufacturing and marketing criteria. These segments are the Refining Group, the Retail Group and Phoenix Fuel. A description of each segment and its principal products follows:

•	Refining Group: The Refining Group operates the Company’s Ciniza and Bloomfield refineries in the Four Corners area of New Mexico and the Yorktown refinery in Virginia acquired on May 14, 2002. In addition to these three refineries, the refining group operates a crude oil gathering pipeline system in New Mexico that services the Four Corners refineries, two finished products distribution terminals, and a fleet of crude oil and finished product truck transports. The Company’s three refineries manufacture various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. In addition, finished products are acquired through exchange agreements, from third party suppliers and from Phoenix Fuel. These products are sold through Company-operated retail facilities, independent wholesalers and retailers, industrial/commercial accounts, and sales and exchanges with major oil companies. Crude oil, other feedstocks and blending components are purchased from third party suppliers.

•	Retail Group: The Retail Group operates the Company’s service stations, which include convenience stores or kiosks, and one travel center. These operations sell various grades of gasoline, diesel fuel, general merchandise, including tobacco and alcoholic and nonalcoholic beverages, and food products to the general public through retail locations. The Refining Group or Phoenix Fuel supplies the petroleum fuels sold by the Retail Group. General merchandise and food products are obtained from third party suppliers. At December 31, 2002, 2001 and 2000, the Company operated 135, 150, and 179 service stations, respectively.

•	Phoenix Fuel: The Company’s Phoenix Fuel operation is an industrial/commercial wholesale petroleum products distribution operation, which includes several lubricant and bulk petroleum distribution plants, an unmanned fleet fueling (“cardlock”) operation, a bulk lubricant terminal facility, and a fleet of finished product and lubricant delivery trucks. The petroleum fuels and lubricants sold are primarily obtained from third party suppliers and to a lesser extent from the Refining Group.

      Other Company operations that are not included in any of the three segments are included in the category “Other.” These operations consist primarily of corporate staff operations, including selling, general and administrative (“SG&A”) expenses.

      Operating income for each segment consists of net revenues less cost of products sold, operating expenses, depreciation and amortization, and the segment’s SG&A expenses. The sales between segments are made at market prices. Cost of products sold reflects current costs adjusted, where appropriate, for LIFO and lower of cost or market inventory adjustments.

      The total assets of each segment consist primarily of net property, plant and equipment, inventories, accounts receivable and other assets directly associated with the segment’s operations. Included in the total assets of the corporate staff operations are a majority of the Company’s cash and cash equivalents, various accounts receivable, net property, plant and equipment, and other long-term assets.

      Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals are presented below.

	As of and for the Year Ended December 31, 2002

	Refining	Retail	Phoenix		Reconciling
	Group	Group	Fuel	Other	Items	Consolidated

	(In thousands)
Customer net revenues:
Finished products:
Four Corners operations	$253,826
Yorktown operations(1)	408,936

Total	$662,762	$189,008	$269,316	$—	$—	$1,121,086
Merchandise and lubricants	—	141,870	23,345	—	—	165,215
Other	8,226	15,791	2,564	180	—	26,761

Total	670,988	346,669	295,225	180	—	1,313,062

Intersegment net revenues:
Finished products	151,189	—	54,709	—	(205,898)	—
Other	16,352	—	—	—	(16,352)	—

Total	167,541	—	54,709	—	(222,250)	—

Total net revenues	838,529	346,669	349,934	180	(222,250)	1,313,062
Net revenues of discontinued operations	—	26,010	—	—	—	26,010

Net revenues of continuing operations	$838,529	$320,659	$349,934	$180	$(222,250)	$1,287,052

Operating income (loss):
Four Corners operations	$30,822
Yorktown operations(1)	(6,388)

Total operating income (loss)	$24,434	$3,249	$7,014	$(16,982)	$5,894	$23,609
Discontinued operations	—	(1,434)	—	—	6,010	4,576

Operating income (loss) from continuing operations	$24,434	$4,683	$7,014	$(16,982)	$(116)	$19,033
Interest expense						(36,308)
Amortization/write-off of financing costs						(3,256)
Interest income						432

Loss from continuing operations before income taxes						$(20,099)

Depreciation and amortization:
Four Corners operations	$16,759
Yorktown operations(1)	4,493

Total	$21,252	$12,540	$2,046	$1,296	$—	$37,134
Discontinued operations	—	1,070	—	—	—	1,070

Continuing operations	$21,252	$11,470	$2,046	$1,296	$—	$36,064
Total assets	$432,655	$132,397	$66,274	$70,960	$—	$702,286
Capital expenditures	$9,573	$1,016	$545	$1,856	$—	$12,990
Yorktown refinery acquisition	$194,733	$—	$—	$—	$—	$194,733

(1)	Since acquisition on May 14, 2002.

	As of and for the Year Ended December 31, 2001

	Refining	Retail	Phoenix		Reconciling
	Group	Group	Fuel	Other	Items	Consolidated

	(In thousands)
Customer net revenues:
Finished products	$280,636	$228,533	$284,430	$—	$—	$793,599
Merchandise and lubricants	—	144,531	24,555	—	—	169,086
Other	9,373	17,315	2,062	244	—	28,994

Total	290,009	390,379	311,047	244	—	991,679

Intersegment net revenues:
Finished products	166,546	—	80,125	—	(246,671)	—
Other	16,671	—	—	—	(16,671)	—

Total	183,217	—	80,125	—	(263,342)	—

Total net revenues	473,226	390,379	391,172	244	(263,342)	991,679
Net revenues of discontinued operations	—	40,335	—	—	—	40,335

Net revenues of continuing operations	$473,226	$350,044	$391,172	$244	$(263,342)	$951,344

Operating income (loss)	$66,148	$5,214	$4,731	$(21,163)	$(11,621)	$43,309
Discontinued operations	—	(563)	—	—	(80)	(643)

Operating income (loss) from continuing operations	$66,148	$5,777	$4,731	$(21,163)	$(11,541)	$43,952
Interest expense						(24,098)
Amortization/write-off of financing costs						(764)
Interest income						1,661

Earnings from continuing operations before income taxes						$20,751

Depreciation and amortization	$16,463	$12,709	$2,696	$1,243	$—	$33,111
Discontinued operations	—	1,254	—	—	—	1,254

Continuing operations	$16,463	$11,455	$2,696	$1,243	$—	$31,857
Total assets	$228,403	$165,176	$65,539	$48,056	$—	$507,174
Capital expenditures	$13,310	$41,337	$985	$1,424	$—	$57,056

	As of and for the Year Ended December 31, 2000

	Refining	Retail	Phoenix		Reconciling
	Group	Group	Fuel	Other	Items	Consolidated

	(In thousands)
Customer net revenues:
Finished products	$305,725	$267,201	$334,122	$—	$—	$907,048
Merchandise and lubricants	—	138,543	26,662	—	—	165,205
Other	8,957	15,595	2,188	367	—	27,107

Total	314,682	421,339	362,972	367	—	1,099,360

Intersegment net revenues:
Finished products	212,957	—	80,252	—	(293,209)	—
Other	15,531	—	—	—	(15,531)	—

Total	228,488	—	80,252	—	(308,740)	—

Total net revenues	543,170	421,339	443,224	367	(308,740)	1,099,360
Net revenues of discontinued operations	—	41,741	—	—	—	41,741

Net revenues of continuing operations	$543,170	$379,598	$443,224	$367	$(308,740)	$1,057,619

Operating income (loss)	$45,661	$162	$7,260	$(18,519)	$13	$34,577
Discontinued operations	—	(134)	—	—	—	(134)

Operating income (loss) from continuing operations	$45,661	$296	$7,260	$(18,519)	$13	$34,711
Interest expense						(24,411)
Amortization/write-off of financing costs						(818)
Interest income						1,989

Earnings from continuing operations before income taxes						$11,471

Depreciation and amortization	$17,138	$11,528	$2,554	$1,541	$—	$32,761
Discontinued operations	—	1,022	—	—	—	1,022

Continuing operations	$17,138	$10,506	$2,554	$1,541	$—	$31,739
Total assets	$244,947	$148,992	$82,084	$52,542	$—	$528,565
Capital expenditures	$6,850	$13,470	$1,413	$722	$—	$22,455

Note 3 — Goodwill and Other Intangible Assets

      In June 2001, the Company adopted SFAS No. 141, “Business Combinations,” which addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition.

      On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.

      SFAS No. 142, among other things, specifies that goodwill and certain intangible assets with indefinite lives no longer be amortized, but instead be subject to periodic impairment testing. Previously recognized goodwill and certain intangible assets with indefinite lives were to be initially tested for impairment as of the beginning of 2002.

      In the first quarter of 2002, the Company determined that there was no impairment to its indefinite lived intangible assets. These indefinite lived intangible assets will continue to be evaluated for impairment as required by SFAS No. 142.

      As required by SFAS No. 142, the Company completed the transitional impairment test for goodwill during the second quarter of 2002. The Company identified four reporting units for the purpose of this transitional impairment test. The reporting units consisted of the Four Corners Refinery Unit, the Retail Unit, the Phoenix Fuel Unit and the Travel Center Unit. The fair value of each reporting unit, except for the Travel Center Unit, was determined using a discounted cash flow model based on assumptions applicable to each reporting unit. The fair value of the Travel Center Unit was based on estimated sales price. The fair value of the reporting units exceeded their respective carrying amounts, including goodwill. As a result, the goodwill of each reporting unit was considered not impaired and the second step of the impairment test, to measure the amount of an impairment loss, was not necessary.

      The Company elected to conduct its annual goodwill impairment test as of the first day of each fourth fiscal quarter (October 1). The Company identified five reporting units for the purpose of the annual impairment test. The reporting units consisted of the four units identified above plus the Yorktown Refinery Unit. The fair value of each reporting unit was determined using a discounted cash flow model based on assumptions applicable to each reporting unit. The fair value of the reporting units exceeded their respective carrying amounts, including goodwill. As a result, the goodwill of each reporting unit was considered not impaired.

      In addition to the annual goodwill impairment test, if events and circumstances indicate that goodwill of a reporting unit might be impaired, then goodwill also will be tested for impairment when the impairment indicator arises. At December 31, 2002 and 2001, the Company had goodwill of $19,465,000 and $19,815,000, respectively.

      The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

	Refining	Retail	Phoenix
	Group	Group	Fuel	Total

	(In thousands)
Balance as of January 1, 2002	$125	$4,968	$14,722	$19,815
Impairment losses related to retail units held for use	—	(42)	—	(42)
Goodwill written off related to the sale of ten retail units	—	(308)	—	(308)

Balance as of December 31, 2002	$125	$4,618	$14,722	$19,465

      Certain of the Company’s retail units classified as held for sale or held and used are tested for impairment when circumstances change. In 2002, offers were received for certain retail units, while others continued to be marketed for sale, and these units were tested for impairment. This resulted in goodwill impairment write-downs for three units of $42,000. Also, goodwill of $308,000 relating to retail units sold was written off and is included in the net gain on the disposal of these units reported as a part of discontinued operations. See Note 5.

      Intangible assets with finite lives will continue to be amortized over their respective useful lives and will be tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

      A summary of intangible assets that are included in “Other Assets” in the Consolidated Balance Sheet at December 31, 2002 is presented below:

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

	(In thousands)
Amortized intangible assets:
Rights-of-way	$3,564	$2,376	$1,188
Contracts	3,971	3,476	495
Licenses and permits	786	59	727

	8,321	5,911	2,410

Unamortized intangible assets:
Liquor licenses	7,409	—	7,409

Total intangible assets	$15,730	$5,911	$9,819

      In the second quarter of 2002, the remaining right-of-way costs relating to certain pipeline assets that had been sold were written off. These rights-of-way had an original cost of approximately $21,000 and accumulated amortization of approximately $6,900.

      In the third quarter of 2002, $786,000 of the purchase price allocation for the Yorktown refinery, relating to certain licenses and permits, was recorded as amortizable intangible assets. See the table above and Note 4.

      Intangible asset amortization expense for the year ended December 31, 2002 was $349,000. Estimated amortization expense for the five succeeding fiscal years is as follows:

(In thousands)

2003	$377
2004	377
2005	377
2006	374
2007	273

      The following table sets forth a reconciliation of net earnings (loss) and earnings (loss) per share information for the years ended December 31, 2002, 2001 and 2000 adjusted for the non-amortization provisions of SFAS No. 142.

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Reported net earnings (loss)	$(9,267)	$12,381	$7,289
Add: Goodwill amortization, net of tax effect	—	641	641

Adjusted net earnings (loss)	$(9,267)	$13,022	$7,930

Basic earnings (loss) per share:
Reported net earnings (loss)	$(1.08)	$1.40	$0.79
Adjusted net earnings (loss)	$(1.08)	$1.47	$0.86
Diluted earnings (loss) per share:
Reported net earnings (loss)	$(1.08)	$1.39	$0.79
Adjusted net earnings (loss)	$(1.08)	$1.46	$0.86

Note 4 — Acquisitions

      On May 14, 2002, the Company acquired the 61,900 bpd Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc. (collectively “BP”) for $127,500,000 plus $65,182,000 for the value of inventory at closing, the assumption of certain liabilities, and a conditional earn-out. In addition, the Company incurred direct costs related to this transaction of approximately $2,000,000.

      As part of the Yorktown acquisition, the Company agreed to pay to BP, beginning in 2003 and concluding at the end of 2005, earn-out payments up to a maximum of $25,000,000 when the average monthly spreads for regular reformulated gasoline or No. 2 distillate over West Texas Intermediate equivalent light crude oil on the New York Mercantile Exchange exceed $5.50 or $4.00 per barrel, respectively. These earn-out considerations, if paid, will be considered additional purchase price and will be allocated to the assets acquired in the same proportions as the original purchase price was allocated, not to exceed the estimated current replacement cost, and amortized over the estimated remaining life of the assets.

      The Yorktown acquisition was funded with cash on hand, $32,000,000 in borrowings under a $100,000,000 senior secured revolving credit facility, $40,000,000 in borrowings from a senior secured mortgage loan facility, and part of the proceeds from the issuance of $200,000,000 of 11% Senior Subordinated Notes due 2012 (“the 11% Notes”). In addition, the Company incurred approximately $17,436,000 of financing costs in connection with these obligations. See Note 11 for a discussion of the obligations.

      Under SFAS No. 141, “Business Combinations”, the Yorktown acquisition was accounted for as a purchase, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The accompanying financial statements reflect the preliminary purchase price allocation. The Company is in the process of completing the review and determination of the fair values of the assets acquired and the liabilities assumed. Accordingly, the allocation of the purchase price is subject to revision, which is not expected to be material, based on a final determination of appraised and other fair values. The December 31, 2002 financial statements include the results of operations of the Yorktown acquisition since the date of acquisition.

      The purchase price allocation, including direct costs incurred in the Yorktown acquisition, is as follows:

(In thousands)
Property, plant and equipment	$141,411
Other assets	786
Deferred income tax assets, current	6,700
Inventories:
Feedstocks and refined products	65,182
Materials and supplies	3,235
Environmental liabilities assumed	(7,500)
Pension and retiree medical obligations assumed	(9,403)
Other obligations assumed	(404)
Deferred income tax liabilities, non-current	(5,274)

Total cash purchase price	$194,733

      The following unaudited pro forma financial information for the twelve months ended December 31, 2002 and 2001 gives effect to the (i) Yorktown acquisition, (ii) financing transactions described above, and (iii) redemption of the Company’s $100,000,000 of 9 3/4% Senior Subordinated Notes due 2003 (the “9 3/4% Notes”), which occurred on June 28, 2002, as if each had occurred at the beginning of the periods presented. The pro forma results were determined using estimates and assumptions, which management believes to be reasonable, based upon limited available information from BP. This pro forma information is not necessarily indicative of the results of future operations.

	Year Ended
	December 31,

	2002	2001

	(In thousands, except per
	share data)
Revenues from continuing operations	$1,487,460	$1,647,444
Net earnings (loss)	$(20,664)	$16,881
Net earnings (loss) per share:
Basic	$(2.41)	$1.90
Diluted	$(2.41)	$1.90

      In December 1998, the Company and FFCA Capital Holding Corporation (“FFCA”) completed a sale-leaseback transaction. Under the terms of the Sale and Lease Agreement (the “Agreement”), FFCA purchased 83 service station/convenience stores from the Company for approximately $51,763,000. The Company in turn leased the 83 service station/convenience stores back from FFCA under an operating lease arrangement with an initial term of 15 years and three separate options to continue the lease for successive periods of five years. In the second half of 1999, the Company reacquired 24 of the service station/convenience stores for approximately $13,711,000, which was the original selling price of these properties. In the second quarter of 2001, FFCA approached the Company to determine whether the Company had any interest in reacquiring the remaining 59 service station/convenience stores. Subsequently, in July 2001, the Company repurchased, for cash, the 59 service station/convenience stores for approximately $38,052,000, which was the original selling price of these properties, plus closing costs. Certain deferrals on the Balance Sheet relating to the sale-leaseback transaction reduced the cost basis of the assets recorded in “Property, Plant and Equipment” by approximately $1,736,000. These deferrals included a deferred gain on the original sale to FFCA, deferred lease allocations, and deferred costs associated with the original sale. Lease expense related to these assets totaled $0 for 2002, $2,610,000 for 2001, and $4,556,000 for 2000. Depreciation expense related to these same assets totaled $3,983,000 for 2002, $2,937,000 in 2001, and $1,499,000 in 2000.

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

Note 5 — Discontinued Operations, Assets Held For Sale, and Dispositions

      For 2002, the Company sold 11 retail units and reclassified nine others as assets held for sale. The remaining assets and results of operations of these 20 retail units are included in discontinued operations in the accompanying financial statements. Earnings from discontinued operations before income taxes of $4,576,000 for the year ended December 31, 2002 include a gain on the disposal of 11 retail units sold of $6,464,000, which is net of $308,000 of goodwill write-offs; and impairment write-downs of $448,000, including $22,000 of goodwill write-offs, on four of the retail units held for sale.

      In addition to the retail units classified as discontinued operations, the Company recorded pre-tax gains of $1,401,000 on the sale of other assets in the ordinary course of business, primarily related to the sale of excess land associated with certain retail properties and two service station/convenience stores; losses of $1,274,000 on the write-down of assets due to impairment, including $20,000 of goodwill; and losses of $243,000 primarily related to the retirement or replacement of certain property, plant, and equipment.

      Included in “Other Assets” as assets held for sale in the accompanying Condensed Consolidated Balance Sheets are the following categories of assets.

	December 31,

	2002	2001

	(In thousands)
Operating retail units:
Property, plant and equipment	$3,088	$14,016
Inventories	324	865

	3,412	14,881
Vacant land — residential/commercial property	6,351	5,602
Closed retail units	2,376	2,521
Vacant land — industrial site	1,596	1,596
Vacant land — adjacent to retail units	1,201	1,201

	$14,936	$25,801

      Included in discontinued operations is the following operating information.

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Revenues	$26,010	$40,335	$41,741
Pre-tax operating loss	$(1,434)	$(563)	$(134)

      In addition, the Company is in the process of negotiating a purchase and sale agreement for an approximate 8-acre tract of land in north Scottsdale that includes its corporate headquarters building. The Company also is negotiating a lease agreement with the potential buyer to lease back a portion of the corporate headquarters building. No agreement has been reached with the potential buyer at this time, and as such, the Company does not know if or when this transaction will close.

      For the year ended December 31, 2001, the Company recorded a pre-tax loss on the disposal/write-down of assets of $6,132,000 for continuing operations. This amount included losses of $609,000 on the sale of assets in the ordinary course of business, primarily related to the sale of 11 service station/convenience stores; losses of $2,639,000 on the write-down of assets due to impairment, resulting from the application of Statement of Financial Accounting Standard (“SFAS”) No. 121 due to a strategy to sell certain service station/convenience stores, some of which were closed; losses of $592,000 relating to the value of leasehold improvements included in leased service station/convenience stores returned to the lessors; and losses of $2,292,000 primarily related to the retirement or replacement of certain refinery property, plant, and equipment. In addition, an $80,000 impairment write-down was recorded for discontinued operations.

Note 6 — Earnings Per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for earnings as required by SFAS No. 128:

Numerator

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Earnings (loss) from continuing operations	$(12,013)	$12,767	$7,369
Earnings (loss) from discontinued operations	$2,746	(386)	(80)

Net earnings (loss)	$(9,267)	$12,381	$7,289

Denominator

	Year Ended December 31,

	2002		2001	2000

	(In thousands)
Basic — weighted average shares outstanding	8,565,992		8,871,006	9,214,470
Effect of dilutive stock options	—	*	14,128	8,950

Diluted — weighted average shares outstanding	8,565,992		8,885,134	9,223,420

*	The additional shares would be antidilutive due to the net loss.

Basic Earnings Per Share

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Earnings (loss) from continuing operations	$(1.40)	$1.44	$0.80
Earnings (loss) from discontinued operations	$0.32	(0.04)	(0.01)

Net earnings (loss)	$(1.08)	$1.40	$0.79

Diluted Earnings Per Share

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Earnings (loss) from continuing operations	$(1.40)	$1.43	$0.80
Earnings (loss) from discontinued operations	$0.32	(0.04)	(0.01)

Net earnings (loss)	$(1.08)	$1.39	$0.79

      At December 31, 2002 and 2001, there were 8,571,779 and 8,553,879 shares, respectively, of the Company’s common stock outstanding.

      For the year ended December 31, 2002, the Company will make a discretionary contribution of newly issued shares of its common stock to its 401(k) plan. See Note 14 for a description of the 401(k) plan.

      There were no transactions subsequent to December 31, 2002, that if the transactions had occurred before December 31, 2002, would materially change the number of common shares or potential common shares outstanding as of December 31, 2002.

Note 7 — Related Party Transactions

      In the past, the Company engaged in a number of transactions with related parties, primarily James E. Acridge, the Company’s former Chairman, President and Chief Executive Officer (the “Former CEO”). Certain of these transactions are summarized in the table below.

	Material Related Party Transactions

Transaction	2002	2001	2000

Purchase of Jomax Real Property(1)	N/A	$5,000,000	N/A
Purchase of Jomax Rights(2)	N/A	$600,000	N/A
Purchase of Artwork for Corporate Headquarters(3)	N/A	$162,550	$450,000
Purchase of Stock(4)	N/A	$3,520,000	$896,887
Principal Amount of Loan Receivable at the end of each year(5)	$5,000,000	$5,000,000	$5,000,000
Interest Income on Loan(5)	$0	$537,499	$538,954
Interest Receivable at 12/31(5)	$402,226	$394,384	$809,893
Other Receivables at 12/31(6)	$90,826	$88,338	$119,573
Other Amounts Classified as Compensation(7)	N/A	$696,204	N/A
Other (Receipts) Payments(8)	N/A	$(39,440)	$23,153

(1)	On January 25, 2001, the Board accepted an offer from the Former CEO, on behalf of a trust of which the Former CEO is the beneficiary (the “Trust”), to sell a parcel of land (the “Jomax Property”) to the Company, or to a company affiliated with the Company, for the lesser of $5,000,000 or the Jomax Property’s appraisal value. In March 2001, the Jomax Property was sold to the Company for $5,000,000. A portion of the proceeds from the sale were used to pay all interest due and payable as of March 28, 2001 under the terms of the Company’s outstanding loan to the Former CEO. As part of the transaction, the Trust also was granted an option, exercisable for a period of two years, to repurchase the property at the greater of the amount paid by the Company to purchase the property and the property’s appraised value, and a right of first refusal, exercisable for a period of two years, to repurchase the property on the same terms as contained in a bona fide offer from a bona fide purchaser.

(2)	On September 20, 2001, the Board directed the Company to purchase the Trust’s option and right of first refusal (collectively, the “Rights”) for $600,000, and the Rights were subsequently sold to the Company for this price. At the time of the sale, the Company was negotiating with a potential purchaser for the sale of the Jomax Property for a price in excess of the Company’s purchase price. The potential purchaser was requiring the Company to represent in the purchase and sale agreement that there were no effective options to purchase, or rights of first refusal, affecting the property. The Company’s purchase of the Rights would have enabled the Company to make this representation and would have avoided any other complications associated with the Rights that potentially could have affected the sale. The potential purchaser subsequently advised the Company that it was discontinuing negotiations regarding the possible sale because general market and economic conditions, coupled with the financial uncertainties arising out of the events that occurred on September 11, 2001, had severely depressed the real estate market. The Company continues to market this property for sale.

(3)	In August 2000, the Board approved the purchase of certain artwork from the Former CEO for display in the Company’s headquarters building. The artwork was purchased at its appraised fair market value of approximately $450,000. The proceeds of that transaction were used by the Former CEO to pay balances due on certain amounts owed to Giant Arizona by the Former CEO and by entities controlled, or previously controlled, by the Former CEO. In the first quarter of 2001, the Board approved the purchase of up to $165,000 worth of additional artwork from the Former CEO for display in the Company’s headquarters building. The artwork was purchased for its appraised value of $162,550. The proceeds of that transaction were used by the Former CEO to pay balances due on certain amounts owed to Giant Arizona by the Former CEO and by entities controlled, or previously controlled, by the Former CEO.

(4)	During 2000, the Company repurchased 129,466 shares of its common stock from the Former CEO for $896,887 or $7.00 per share for 99,466 shares and $6.6875 per share for 30,000 shares. The per share price paid for the shares was the low price reported for the Company’s common stock on the New York Stock Exchange on the dates the purchases were made. During 2001, the Board directed the Company to repurchase 400,000 shares of its common stock from the Former CEO for $3,520,000 or $8.80 per share. This was the closing price of the Company’s common stock on the New York Stock Exchange on the date that the conditions to purchase set by the Board were satisfied, including the receipt of necessary bank waivers and consents. The Board directed the Company to purchase all of these shares under the Company’s stock repurchase program, and all of the repurchased shares are treated as treasury shares.

(5)	The Company loaned $4,000,000 to the Former CEO on September 17, 1998 (the “Loan”). The Loan was originally evidenced by an unsecured promissory note bearing interest at the prime rate published by the Wall Street Journal on September 17, 1998 (the “Prime Rate”) plus 2%. Principal and accrued interest were due and payable in one lump sum on February 28, 1999. On December 23, 1998, the Company and the Former CEO entered into a revised loan agreement. The amount of the Loan was increased to $5,000,000, the Loan’s interest rate was increased to the Prime Rate plus 3%, and the Loan’s maturity date was extended to February 28, 2001. An initial interest payment was made on February 28, 1999 for interest due through December 31, 1998. Subsequent interest was due and payable semi-annually on June 30 and December 31 of each year.

The Loan was modified again on March 10, 2000. The terms of the Loan were revised so that all principal and interest, including interest that otherwise would have been payable on December 31, 1999, became due and payable on February 28, 2001. As security for the modified loan, the Company received a pledge by a limited liability company owned by the Former CEO (“Pinnacle Rodeo”) of a 49% equity interest in another limited liability company (“Pinnacle Rawhide”). The Company believes that Pinnacle Rodeo’s principal asset is full ownership of Pinnacle Rawhide, and that Pinnacle Rawhide’s principal asset was certain real property in north Scottsdale, Arizona, on which the Rawhide Wild West Town is located, which was subject to secured liens (the “Real Property”). The loan was further modified on February 28, 2001 to extend the Loan’s maturity date to March 28, 2001. This modification reflected the fact that the Company’s purchase of the Jomax Property had not closed. A portion of the proceeds of this sale was used to pay the interest that became due and payable under the Loan on February 28, 2001. On March 21, 2001, the Board approved an additional two-year extension of the Loan’s maturity date, making all principal and interest due and payable on March 28, 2003. This extension was conditioned upon, among other things, the Former CEO’s payment of all interest due and payable on March 28, 2001, which was paid. In return for the extension of the Loan, the Former CEO provided additional security for the Loan by pledging all of his equity interest in Pinnacle Rodeo.

On July 18, 2001, the Board was advised that Pinnacle Rodeo was unable to make the monthly payment due and owing in the month of July under certain loans entered into by Pinnacle Rodeo (the “Rodeo Loans”). The Board was asked to make this payment, in the amount of $240,833, on behalf of the Former CEO for the benefit of Pinnacle Rodeo. It was the Board’s understanding that the Rodeo Loans were secured by prior liens on the Real Property. The Board authorized the Company to make the July payment in order to avoid a default under the Rodeo Loans.

As of December 31, 2001, the Company established a reserve for the entire amount of the Loan plus interest accrued through December 31, 2001. Subsequently, the Former CEO personally, and three entities controlled, or previously controlled, by the Former CEO, commenced Chapter 11 Bankruptcy proceedings, including Pinnacle Rodeo and Pinnacle Rawhide. The four bankruptcy cases are jointly administered. It is unknown whether and to what extent creditors, including the Company, will receive any recovery on their respective debts from any of the four bankruptcy estates. In the course of the bankruptcy proceeding, the bankruptcy court permitted the principal lienholder on the Real Property to take back title to the property. In view of this development, the Company has continued to maintain the reserve established as of December 31, 2001.

(6)	Total includes amounts due from entities controlled, or previously controlled, by the Former CEO for rent, landscaping, and fuel purchases. Because of the bankruptcy proceedings discussed above, a reserve for these receivables has been recorded as of December 31, 2002.

(7)	In the third quarter of 2001, the Board directed the transfer to the Former CEO of a life insurance policy on his life with a cash surrender value of $251,078. This policy and life insurance policies for another executive had been issued prior to the Company’s going public in 1989. In connection with its determination that the policy should be transferred to the Former CEO, the Board considered historical information and other relevant matters relating to the policy, including the fact that several life insurance policies on the other executive’s life had previously been transferred to that executive. The cash value of the life insurance policy was considered compensation to the Former CEO for tax purposes in 2001. The $251,078 cash surrender value recorded on the Company’s books was expensed by the Company in the third quarter and was included in selling, general and administrative expenses (“SG&A”).

In the third quarter of 2001, the Former CEO also submitted statements to the Company for reimbursement of certain expenditures made by the Former CEO in the current year and prior years. In August 2001, the Company reimbursed the Former CEO $228,379 in connection with such statements. Of this amount, $204,293 was considered compensation to the Former CEO for tax purposes in 2001. The $204,293 was expensed by the Company in the third quarter and was included in SG&A.

In addition, the payment of $240,833 described in footnote five above made on behalf of the Former CEO also was expensed by the Company in the third quarter of 2001. This amount was considered compensation to the Former CEO for tax purposes in 2001 and was included in SG&A.

(8)	The total represents the net amount of (i) certain miscellaneous amounts paid by the Company to the Former CEO or entities controlled, or previously controlled, by the Former CEO, including certain amounts for joint marketing programs, the lease of certain real property for one of the Company’s service stations, and the assumption by the Company of a lease, and (ii) certain miscellaneous amounts paid by, or due from, the Former CEO or entities controlled, or previously controlled, by the Former CEO, including rent for office space in the Company’s headquarters building.

      Excluded from the above table are a number of immaterial transactions involving the Company and the Former CEO or entities controlled, or previously controlled, by the Former CEO, including: (i) amounts paid to the Company for purchases of fuel, (ii) payments made to entities controlled, or previously controlled, by the Former CEO for events held at facilities owned by such entities, (iii) reimbursements for certain landscaping and maintenance services provided for the Former CEO and entities controlled, or previously controlled, by the Former CEO, and (iv) the value of products and services provided to the Company by the Former CEO or entities controlled, or previously controlled, by him. Various immaterial amounts involving other related parties are also excluded from the table. Additionally, in 2002, the Company extended the period of time that the Former CEO had to exercise 55,800 stock option grants for one year. These stock options were due to expire on June 27, 2002 due to the Former CEO’s termination on March 29, 2002. Because the extension changed the terms of the original stock option grant under the Company’s 1998 Stock Incentive Plan, the Company was required to record compensation expense in the amount of $79,500.

      All of the material foregoing transactions were reviewed and approved by the Board or committees of the Board.

      As previously discussed, the Former CEO, and three entities controlled by the Former CEO have commenced Chapter 11 bankruptcy proceedings. The Company is pursuing claims in the bankruptcy proceedings for, among other things, the following: (i) the loan and related accrued interest discussed above, (ii) the other receivables outstanding as of December 31, 2002 discussed above, (iii) approximately $515,445 of costs incurred through December 31, 2002 in connection with resolving a lease dispute and related litigation in which an entity controlled by the Former CEO is a sublessee of the Company and a limited liability company in which the bankruptcy estate of an entity controlled by Mr. Acridge owns a 51% interest is the Landlord (costs incurred subsequent to December 31, 2002 also will be pursued), (iv) approximately $124,000 for the time spent by an employee of the Company on projects for entities controlled, or previously controlled, by the Former CEO, (v) approximately $89,000 for landscaping services provided by employees of the Company that benefited the Former CEO, (vi) approximately $15,600 for what the Company believes are non-Company expenses incurred by the Former CEO on a Company credit card, and (vii) approximately $1,400 of other miscellaneous amounts. It is unknown whether, and to what extent, creditors, including the Company, will receive any recovery on their respective debts from any of the four bankruptcy estates.

Note 8 — Inventories

      Inventories consist of the following:

	December 31,

	2002	2001

	(In thousands)
First-in, first-out (“FIFO”) method:
Crude oil	$34,192	$12,835
Refined products	59,896	21,982
Refinery and shop supplies	11,362	8,111
Merchandise	3,374	3,928
Retail method:
Merchandise	8,834	8,314

Subtotal	117,658	55,170
Adjustment for last-in, first-out (“LIFO”) method	(9,641)	5,996
Allowance for lower of cost or market	—	(3,302)

Total	$108,017	$57,864

      The portion of inventories valued on a LIFO basis totaled $70,329,000 and $30,872,000 at December 31, 2002 and 2001, respectively. The data in the following paragraph will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

      If inventories had been determined using the FIFO method at December 31, 2002, 2001 and 2000, net earnings and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 would have been higher (lower) by $7,401,000 and $0.86, $(6,981,000) and $(0.79), and $2,935,000 and $0.32, respectively.

      For the year 2002, certain lower cost refinery LIFO inventory layers were liquidated resulting in a decrease in the 2002 net loss of approximately $660,000 or $0.08 per share.

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

Note 9 — Property, Plant and Equipment

      Property, plant and equipment, at cost, consist of the following:

	December 31,

	2002	2001

	(In thousands)
Land and improvements	$40,444	$33,677
Buildings and improvements	128,921	127,690
Machinery and equipment	426,840	287,579
Pipelines	10,456	11,560
Furniture and fixtures	27,994	28,202
Vehicles	8,149	7,874
Construction in progress	7,057	10,136

Subtotal	649,861	506,718
Accumulated depreciation and amortization	(225,629)	(197,212)

Total	$424,232	$309,506

Note 10 — Accrued Expenses

      Accrued expenses are comprised of the following:

	December 31,

	2002	2001

	(In thousands)
Excise taxes	$16,130	$12,200
Payroll and related costs	8,523	6,941
Bonus, profit sharing and retirement plans	3,632	6,566
Interest	7,359	5,681
Other	7,174	5,149

Total	$42,818	$36,537

Note 11 — Long-Term Debt

      Long-term debt consists of the following:

	December 31,

	2002	2001

	(In thousands)
11% senior subordinated notes, due 2012, net of unamortized discount of $5,651, interest payable semi-annually	$194,349	$—
9% senior subordinated notes, due 2007, interest payable semi-annually	150,000	150,000
9 3/4% senior subordinated notes, due 2003, interest payable semi-annually	—	100,000
Senior secured revolving credit facility, due 2005, floating interest rate, interest payable monthly	25,000	—
Senior secured mortgage loan facility, due 2005, floating interest rate, principal and interest payable monthly	32,222	—
Capital lease obligations, 11.3%, due through 2007, interest payable monthly	6,703	6,703
Other	46	91

Subtotal	408,320	256,794
Less current portion	(10,251)	(45)

Total	$398,069	$256,749

      On May 14, 2002, in conjunction with the Yorktown acquisition, the Company issued $200,000,000 in aggregate principal amount of outstanding notes in a private placement under Rule 144A under the Securities Act. The 11% Notes were issued at a discount of $5,856,000 to effectively yield 11 1/2%. The proceeds from the sale of the 11% Notes, together with cash on hand and initial borrowings under the Company’s new senior secured credit facilities, were used to fund the acquisition of the Yorktown refinery and associated inventory, to redeem all $100,000,000 of the Company’s 9 3/4% Notes due 2003 (the “9 3/4% Notes”), and to pay related transaction fees and expenses. The 11% Notes mature on May 15, 2012, with interest payable semi-annually on May 15 and November 15 of each year.

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

      On June 28, 2002, the Company redeemed all of the 9 3/4% Notes at par plus accrued interest. To permit this redemption, the Company obtained a consent from the holders of the $150,000,000 of 9% Notes due 2007 (the “9% Notes”) at a cost of approximately $1,200,000.

      Covenants associated with the 11% Notes and the 9% Notes currently restrict the Company’s ability to incur additional indebtedness, other than under its credit facility, pay dividends, and purchase the Company’s common stock.

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

      In connection with the Yorktown acquisition, the Company also entered into a $100,000,000, three-year senior secured revolving credit facility (the “Credit Facility”) with a group of banks. The Credit Facility is due and payable in full on May 13, 2005.

      On October 28, 2002, the Company and its lenders entered into an Amendment to the Credit Facility. The Amendment modifies certain of the financial covenants to reflect, in large part, the low refining margin environment that persisted throughout the industry for most of 2002 and because at September 30, 2002, the Company was out of compliance with the minimum consolidated tangible net worth covenant and total leverage ratio set forth in the Credit Facility. Under the Amendment, the lenders agreed to forbear from exercising their rights and remedies under the Credit Facility until certain conditions were met. Those conditions were satisfied, and the events of default were waived for the quarter ended September 30, 2002.

      Prior to the Amendment, obligations under the Credit Facility were guaranteed by each of the Company’s principal subsidiaries and secured by a security interest in the personal property of the Company and the personal property of the Company’s subsidiaries, including accounts receivable, inventory, contracts, chattel paper, trademarks, copyrights, patents, license rights, deposit and investment accounts and general intangibles, but excluding most fixed assets.

      Pursuant to the Amendment, the Company provided additional collateral to the lenders in the form of first priority liens on the Bloomfield and Ciniza refineries, including the land, improvements, equipment and fixtures related to the refineries; certain identified New Mexico service station/convenience stores; the stock of the Company’s various direct and indirect subsidiaries; and all proceeds and products of this additional collateral. The Company paid all costs of providing this additional collateral, including legal fees, fees for surveys and title reports, and recording and filing fees. The lenders under the Loan Facility are entitled to participate with the lenders under the Credit Facility in the additional collateral pro rata based on the obligations owed by the Company under the Credit Facility and the Loan Facility.

      The Amendment also, among other things: (a) increased the interest rate spread under the Credit Facility to 3.75% from 2.75%, (b) increased the available letter of credit commitment from $25,000,000 to $50,000,000, (c) amended the fixed charge coverage ratio, the total leverage ratio, and the minimum consolidated tangible net worth covenant, (d) added a new covenant respecting minimum quarterly consolidated EBITDA, (e) requires the Company to prepay the outstanding principal amount of the revolver by $15,000,000 from the proceeds of asset sales occurring between October 1, 2002 and June 30, 2003, (f) requires the Company to provide monthly financial statements by region to the lenders, and (g) limits capital expenditures through 2003. The Company paid the lenders a fee of $250,000 for the Amendment.

      The Credit Facility is primarily a working capital and letter of credit facility. The availability of funds under this facility is the lesser of (i) $100,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At December 31, 2002 the availability of funds under the Credit Facility was $100,000,000. There were $25,000,000 in direct borrowings outstanding under this facility at December 31, 2002, and there were approximately $41,193,000 of irrevocable letters of credit outstanding, primarily to crude oil suppliers, insurance companies and regulatory agencies.

      The interest rate applicable to the Credit Facility is tied to various short-term indices. At December 31, 2002, the weighted average rate was approximately 5.9% per annum. The Company is required to pay a quarterly commitment fee of 0.50% per annum of the unused amount of the facility.

      The Credit Facility contains negative covenants limiting, among other things, the Company’s ability, and the ability of the Company’s subsidiaries, to incur additional indebtedness; create liens; dispose of assets; consolidate or merge; make loans and investments; enter into transactions with affiliates; use loan proceeds for certain purposes; guarantee obligations and incur contingent obligations; enter into agreements restricting the ability of subsidiaries to pay dividends to the Company; make distributions or stock repurchases; make significant changes in accounting practices or change the Company’s fiscal year; and except on terms acceptable to the senior secured lenders, to prepay or modify subordinated indebtedness. As discussed above, the Amendment modified certain of these covenants and imposed certain additional covenants.

      The Credit Facility also requires the Company to maintain certain financial ratios, each calculated on a pro forma basis for the Yorktown acquisition, including maintaining a minimum consolidated tangible net worth, a minimum fixed charge coverage ratio, a total leverage ratio, and a senior leverage ratio of consolidated senior indebtedness to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). As discussed above, the Amendment also modified certain of these financial covenants and imposed certain additional financial covenants.

      The Company’s failure to satisfy any of these covenants is an event of default under the Credit Facility. The Credit Facility also includes other customary events of default, including, among other things, a cross-default to the Company’s other material indebtedness and certain changes of control.

      In connection with the Yorktown acquisition, the Company also entered into a $40,000,000 three-year senior secured mortgage loan facility (the “Loan Facility”) with a group of financial institutions.

      On October 28, 2002, the Company and its lenders also entered into an Amendment to the Loan Facility and the related Parent Guaranty. At September 30, 2002, the Company was out of compliance with the minimum consolidated tangible net worth covenant and the total leverage ratio provisions of the Parent Guaranty. As discussed above, the events of default were waived for the quarter ended September 30, 2002. The Loan Amendment generally tracked the major changes effected by the Amendment to the Credit Facility. The Company paid the lenders a fee of approximately $86,000 for the Loan Amendment.

      Prior to the Loan Amendment, the loan was secured by the Yorktown refinery property, fixtures and equipment, excluding inventory, accounts receivable and other Yorktown refinery assets securing the Credit Facility. The Company and its principal subsidiaries also guaranteed the loan. Pursuant to the Loan Amendment, the Company granted the lenders the same additional collateral as described above in connection with the Amendment to the credit facility.

      The Company issued notes to the lenders, which bear interest at a rate that is tied to various short-term indices. At December 31, 2002, this rate was approximately 6.9% per annum. The remainder of the notes fully amortize during the remaining term as follows: 2003 — $10,222,000, 2004 — $11,111,000, and 2005 — $10,889,000.

      The Loan Facility contains negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, incur debt; create liens; dispose of assets; consolidate or merge; make loans and investments; enter into transactions with affiliates; use loan proceeds for certain purposes; guarantee obligations and incur contingent obligations; pay dividends or make distributions or stock repurchases; make significant changes in accounting practices; or change the Company’s fiscal year. The Loan Amendment also modified certain of these covenants and imposed certain additional covenants.

      The Loan Facility also requires the Company to maintain the same financial ratios as in the Credit Facility. The Loan Amendment also modified certain of these financial covenants and imposed certain additional financial covenants.

      The Company’s failure to satisfy any of these covenants is an event of default under the Loan Facility. The Loan Facility also includes other customary events of default, including, among other things, a cross-default to the Company’s other material indebtedness and certain changes of control.

      In 1997, as part of the acquisition of certain service station/convenience stores, the Company leased 64 service station/convenience stores for a period of 10 years with options to purchase the assets during the ten-year period for approximately $22,904,000. These leases were accounted for as capital leases. At December 31, 2002, six stores remained to be purchased and continue to be leased under the original terms. One of these stores is a grocery store and does not sell gasoline. The Company intends to purchase the six stores pursuant to options to purchase during the remaining lease period for approximately $6,703,000, of which $2,000,000 has been paid in advance and is recorded in “Other Assets” in the Company’s Consolidated Balance Sheet. The remaining lease obligations of approximately $6,703,000 are being accounted for as capital leases and require annual lease payments of approximately $753,000, all of which are recorded as interest expense. Assets associated with these lease obligations of approximately $7,166,000 are included in property, plant and equipment. Accumulated depreciation as of December 31, 2002 of approximately $3,537,000 is related to these assets. Assets of $580,000, primarily liquor licenses, are included in other assets.

      Aggregate annual maturities of long-term debt, excluding unamortized discount, as of December 31, 2002 are: 2003 — $10,251,000; 2004 — $11,128,000; 2005 — $35,889,000; 2006 — $0; 2007 — $156,703,000; and all years thereafter — $200,000,000.

Note 12 — Financial Instruments and Hedging Activity

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

      The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	December 31,

	2002		2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Balance Sheet — Financial Instruments:
Fixed rate long-term debt	$401,617	$365,264	$250,091	$244,633

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

      The Company also has a $5,000,000 long-term note receivable with a related party. This note was fully reserved for at December 31, 2002 and 2001.

     Hedging Activities

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

      The Company entered into various crude oil futures contracts in order to economically hedge crude oil inventories and crude oil purchases for the Yorktown refinery operations. For the year ended December 31, 2002, the Company recognized losses on these contracts of approximately $1,637,000 in cost of products sold. These transactions did not qualify for hedge accounting in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, and accordingly were marked to market each month.

      For 2001 and 2000 the Company incurred losses of $10,000 and $471,000, respectively, related to these activities.

      At December 31, 2002 and 2001, the Company had no open crude oil futures contracts or other commodity derivatives.

Note 13 — Income Taxes

      The provision (benefit) for income taxes from continuing operations is comprised of the following:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Current: Federal	$(6,979)	$3,190	$4,336
State	(1,238)	624	198

	(8,217)	3,814	4,534

Deferred: Federal	(796)	4,184	(628)
State	927	(14)	196

	131	4,170	(432)

Total provision (benefit) from continuing operations	$(8,086)	$7,984	$4,102

      Income taxes paid in 2002, 2001, and 2000 were $472,000, $4,675,000, and $4,060,000, respectively.

      Income taxes refunded in 2002 were $3,938,000.

      A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate for continuing operations is as follows:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Income taxes at the statutory U.S. federal income tax rate of 35%	$(7,035)	$7,263	$4,015
Increase (decrease) in taxes resulting from:
State taxes, net	(980)	947	307
Nonconventional fuel credits, net	—	—	(249)
Other, net	(71)	(226)	29

	$(8,086)	$7,984	$4,102

      Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes, as well as available tax credit carryforwards. The tax effected temporary differences and credit carryforwards which comprise deferred taxes are as follows:

	December 31, 2002			December 31, 2001

	Assets	Liabilities	Total	Assets	Liabilities	Total

	(In thousands)
Deductible Temporary Differences:
Accounts receivable	$182	$—	$182	$156	$—	$156
Insurance accruals	579	—	579	672	—	672
Insurance settlements	24	—	24	(94)	—	(94)
Vacation accruals	1,227	—	1,227	897	—	897
Other reserves	1,207	—	1,207	1,009	—	1,009
Accrued environmental and retirement	6,700	—	6,700	—	—	—
Lower of cost or market on inventory accrual	—	—	—	1,306	—	1,306
Taxable inventory costs	—	(150)	(150)	(211)	—	(211)

Total current	9,919	(150)	9,769	3,735	—	3,735

Deductible Temporary Differences:
Other accruals	1,211	(126)	1,085	1,101	(98)	1,003
Other	1,916	(453)	1,463	1,978	(877)	1,101
Taxable Temporary Differences:
Accelerated plant costs	—	(1,176)	(1,176)	—	(1,660)	(1,660)
Accelerated depreciation	—	(52,764)	(52,764)	—	(41,575)	(41,575)
Inventory tax basis difference	—	(5,968)	(5,968)	—	—	—
Net operating loss carryforward	9,531	—	9,531	—	—	—
Tax credit carryforwards	10,217	—	10,217	8,359	—	8,359

Total noncurrent	22,875	(60,487)	(37,612)	11,438	(44,210)	(32,772)

Total	$32,794	$(60,637)	$(27,843)	$15,173	$(44,210)	$(29,037)

      At December 31, 2002, the Company had an alternative minimum tax credit carryforward and a general business credit of approximately $9,407,000 and $810,000, respectively. Alternative minimum tax credits can be carried forward indefinitely and the general business credits expire in 2022. The Company’s net operating loss carryover will expire in 2022.

Note 14 — 401(k) and Employee Stock Ownership Plans

      On May 14, 2002, the Company adopted the Giant Yorktown 401(k) Retirement Savings Plan (“Yorktown 401(k)”). The Yorktown 401(k) is for the employees of Giant Yorktown, Inc. who meet plan eligibility requirements. For purposes of eligibility and vesting, anyone who was employed by Giant Yorktown, Inc. on or before December 31, 2002, received credit for time worked for BP and certain other prior employers. The Company matches the employee’s contributions to the Yorktown 401(k) at a rate of 100% up to a maximum of 7% of the employee’s annual compensation, subject to a per participant maximum contribution amount. Annual compensation for 2002 is that eligible compensation for the period May 14, 2002 through December 31, 2002. For the year ended December 31, 2002, the Company expensed $546,000 for matching contributions under this plan. The Company’s matching contribution can be invested in available options at the discretion of the participant. The Company did not make a discretionary contribution to this plan for the year ended December 31, 2002.

      For its other employees who meet plan eligibility requirements, the Company has the Giant Industries, Inc and Affiliated Companies 401(k) Plan (“Giant 401(k)”). Until it was merged into the Giant 401(k) effective December 31, 2000, the Company also had an Employee Stock Ownership Plan (“ESOP”), which was a noncontributory defined contribution plan established primarily to acquire shares of the Company’s common stock. The ESOP’s assets were transferred into the Giant 401(k) on April 24, 2001. The plans were merged to reduce costs and simplify reporting and accounting obligations. On December 31, 2000, the ESOP’s assets included 1,187,897 shares of the Company’s common stock. All of these shares were allocated to the participants’ accounts effective as of December 31, 2000. In addition to investments in the Company’s common stock, the ESOP held investments in a balanced mutual fund. Contributions to the ESOP were made at the discretion of the Company’s Board of Directors. The Company made contributions of $825,000 to the ESOP for 2000.

      The Company matches the employee’s contributions to the Giant 401(k) at a rate of 50% up to a maximum of 6% of the employee’s annual compensation, subject to a per participant maximum contribution amount. For the years ended December 31, 2002, 2001, and 2000, the Company expensed $1,560,000, $1,454,000, and $1,415,000, respectively, for matching contributions under this plan. The Company’s matching contribution can be invested in available options at the discretion of the participant. Additional contributions to the Giant 401(k) are made at the discretion of the Company’s Board of Directors. For the year ended December 31, 2002, the Company accrued $900,000 for a discretionary contribution to the Giant 401(k). This discretionary contribution will be funded with newly issued shares of the Company’s common stock. For the year ended December 31, 2001, the Company made a discretionary cash contribution of $900,000 to the 401(k). These discretionary contributions are similar to the discretionary contributions made in past years to the ESOP. The cash contribution was used to purchase shares of the Company’s common stock. All shares are allocated to eligible employees’ accounts in the manner set forth in the Giant 401(k). At December 31, 2002 and 2001, the assets of the 401(k) included 1,159,384 and 995,568 shares of the Company’s common stock, respectively.

Note 15 — Pension and Post-Retirement Benefits

      The Giant Yorktown Cash Balance Plan (“Cash Plan”) is a defined benefit plan for the employees of Giant Yorktown, Inc. and was established in 2002. The Cash Plan is a “cash balance” retirement plan fully funded by the Company without employee contributions. All employees of Giant Yorktown, Inc. meeting the eligibility requirements are automatically included in the Cash Plan. Under the Cash Plan, an account is established for each eligible employee that in general reflects pay credits, based on a percentage of eligible pay determined by age or years of service, whichever yields the greater percentage, plus regular interest credits. Interest credits are generally equal to the greater of 5% or the 12-month average of the one-year U.S. Treasury constant maturity rates plus 1%. Yorktown employees who were covered by the BP retirement plan on July 1, 2000, are generally eligible for a grandfather provision that affects the calculation of the benefit under the plan.

      The Company must make a lump-sum payment to the Cash Plan each year. The amount of the Company’s annual payment is based on various factors, including actuarial calculations linked to the potential retirement ages of Yorktown employees. The Company’s payment to the Cash Plan for the year ending December 31, 2002 will be $868,000 and will be made by August 2003. For the year ending December 31, 2003, the Company estimates that the annual payment for the Cash Plan will be approximately $1,500,000.

      The Giant Yorktown Retiree Medical Plan (the “Medical Plan”) is a defined post-retirement benefit plan for the employees of Giant Yorktown, Inc. and was established in 2002. The Medical Plan will pay a percentage of the medical premium for coverage under the plan. Coverage is generally available to full-time employees who are age 50 or older with 10 or more years of service. The Company will pay from 50% to 80% of the premium cost, depending on age and years of service. Unlike the Cash Plan, the Company is not required to fund the Medical Plan on an annual basis. The Company did not make a payment to the Medical Plan for the year ending December 31, 2002 and does not anticipate making a payment to the Medical Plan for the year ending December 31, 2003.

      The following table contains the disclosures for the Company’s pension plan and retiree medical plan for 2002.

	Cash	Retiree
	Balance Plan	Medical Plan

Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$—	$—
Service cost	576,969	101,972
Interest cost	310,251	93,005
Benefit paid	—	—
Actuarial loss	401,341	162,660
Plan amendments	—	—
Acquisitions	7,262,000	2,141,000

Benefit obligation at end of year	$8,550,561	$2,498,637

Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	—	—
Benefits paid	—	—
Acquisitions	—	—

Fair value of plan assets at end of year	$—	$—

Unfunded status	$(8,550,561)	$(2,498,637)
Unrecognized net transition obligation	—	—
Unrecognized net prior service cost	—	—
Unrecognized net loss	401,341	162,660

Accrued benefit cost	$(8,149,220)	$(2,335,977)

Weighted-average assumptions at end of year:
Discount rate	6.50%	6.50%
Expected return on assets	8.50%	8.50%
Salary scale	4.00%	—

Net periodic benefit cost included the following:
Service cost	$576,969	$101,972
Interest cost	310,251	93,005
Expected return on assets	—	—
Amortization of prior service cost	—	—
Recognized net actuarial (gain)/loss	—	—

Net periodic benefit cost	$887,220	$194,977

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1%-point change in assumed health care cost trend rates would have the following effect:

	1%-Point

	Increase	Decrease

Effect on total of service and interest cost components	$6,906	$(6,695)
Effect on postretirement benefit obligation	88,351	(85,646)

Note 16 — Stock Incentive Plans

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

      The total number of shares available for grant under the 1998 Plan is 2% of the total number of common shares outstanding as of the first day of each calendar year, which amount was 171,077 shares for 2002, 178,960 shares for 2001, and 206,070 shares for 2000. Grants also are subject to a 400,000 share annual limitation on the number of common shares available for the grant of options that are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. Common shares available for grant in any particular calendar year that are not, in fact, granted in such year cannot be added to the common shares available for grant in any subsequent calendar year. For 2003, the number of shares available for grant is 171,435.

      On December 11, 2002, 171,000 incentive stock options were granted to 13 employees under the 1998 Plan. The exercise price for all of the options was $2.85, which was the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant. One-half of each grant vests on December 11, 2003 and the remaining one-half on December 11, 2004. All of the options expire on December 10, 2012.

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

      Under the Company’s 1989 Stock Incentive Plan (the “1989 Plan”), 500,000 shares of the Company’s common stock were authorized to be issued to deserving employees in the form of options and/or restricted stock. At December 31, 2002, no shares were available for future grants under the 1989 Plan because, by its terms, no new awards may be made after December 11, 1999.

      All of the options or restricted stock granted under the 1989 Plan are fully vested. At December 31, 2002, 103,550 shares granted under the 1989 Plan remained to be exercised.

      The following summarizes stock option transactions under the 1989 and 1998 Plans:

		Weighted Average
Options Outstanding At	Shares	Exercise Price

January 1, 2000	410,551	$10.36
Exercised	(16,500)	6.61
Forfeited	(15,000)	14.88
Expired	(5,000)	10.50

December 31, 2000	374,051	10.34
Granted	177,500	9.95
Exercised	(126,601)	8.74
Expired	(26,000)	10.63

December 31, 2001	398,950	10.65
Granted	171,000	2.85
Exercised	(17,900)	5.25

December 31, 2002	552,050	$8.41

Options exercisable at December 31:
2002	321,876	$11.08
2001	280,613	10.95
2000	298,251	10.07

      The following summarizes information about stock options outstanding under the 1989 and 1998 Plans at December 31, 2001:

	Options Outstanding		Options Exercisable

		Weighted
		Average		Weighted
Range of	Number	Remaining	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercisable	Exercise Price

$ 7.75	47,750	0.3 years	47,750	$7.75
12.00 to 18.50	100,000	5.1 years	100,000	15.25
8.88	55,800	8.4 years	55,800	8.88
9.95	177,500	5.9 years	118,326	9.95
2.85	171,000	9.9 years	—	—

	552,050	7.3 years	321,876	$11.08

      In October 1995, the FASB issued SFAS No. 123 “Accounting for Stock Based Compensation.” At that time, the Company determined that it would not change to the fair value method prescribed in the Statement and would continue to use the intrinsic value method to account for stock-based employee compensation. In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends SFAS 123 to permit alternative methods of transition for adopting a fair value based method of accounting for stock-based employee compensation. The Company is evaluating whether or not it will adopt the provisions of SFAS No. 148 in 2003.

      The Company has adopted the disclosure-only provisions of SFAS No. 123. If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards granted in 2002, 2001, 1999 and 1998, consistent with the provisions of SFAS No. 123, the Company’s net earnings (loss) and diluted earnings (loss) per share for the years ended December 31, 2002, 2001, and 2000 would have decreased (increased) by approximately $(193,000) and $(0.02) per share, $634,000 and $0.07 per share, and $289,000 and $0.03 per share, respectively.

      The pro forma effects of applying SFAS No. 123 in this disclosure are not necessarily indicative of future amounts.

      The estimated weighted average fair values of options granted during 2002, 2001, and 1999 were $1.81, $5.96, and $9.14 per share, respectively, and were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	1999

Expected life in years	7	8	8
Risk-free interest rate	4.0%	5.4%	6.5%
Volatility	61%	47%	45%
Dividend Yield	—	—	—

Note 17 — Interest, Operating Leases and Rent Expense

      Interest paid and capitalized for 2002 was $34,426,000 and $0, for 2001 was $24,135,000 and $0, and for 2000 was $24,458,000 and $62,000, respectively.

      As discussed in Note 3, on December 31, 1998, the Company and FFCA completed a sale-leaseback transaction. Under the terms of the Agreement, FFCA purchased 83 service station/ convenience stores from the Company and the Company in turn leased the 83 service station/ convenience stores back from FFCA under an operating lease arrangement with an initial term of 15 years and three separate options to continue the lease for successive periods of five years. The Company reacquired 24 of the service station/ convenience stores in the second half of 1999 and the remaining 59 in the third quarter of 2001.

      The Company is committed to annual minimum rentals under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2002 as follows:

Land, Building,
Machinery and
Equipment Leases

(In thousands)
2003	$4,391
2004	2,744
2005	1,964
2006	1,598
2007	939
2008 — 2024	5,602

Total minimum payments required	$17,238

      Total rent expense was $6,140,000, $8,459,000, and $11,017,000 for 2002, 2001, and 2000, respectively.

Note 18 — Commitments and Contingencies

      Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company’s business, including those matters described below, are pending against the Company and certain of its subsidiaries. Certain of these matters involve or may involve significant claims for compensatory, punitive or other damages. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at December 31, 2002, that may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company’s recorded accruals should not materially affect the Company’s financial condition. It is possible, however, that the ultimate resolution of these matters could result in a material adverse effect on the Company’s results of operations for a particular reporting period.

      Federal, state and local laws and regulations relating to the environment, health, and safety affect nearly all of the operations of the Company. As is the case with all companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits brought by either governmental authorities or private parties, alleging non-compliance with environmental, health, and safety laws and regulations, or property damage or personal injury caused by the environmental, health, or safety impacts of current or historic operations. These matters include soil and water contamination, air pollution and personal injuries or property damage allegedly caused by substances manufactured, handled, used, released or disposed of by the Company or by its predecessors.

      Future expenditures related to compliance with environmental, health, and safety laws and regulations, the investigation and remediation of contamination, and the defense or settlement of governmental or private property claims and lawsuits cannot be reasonably quantified in many circumstances for various reasons. These reasons include the speculative nature of remediation and clean-up cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, various defenses that may be available to the Company and changing environmental, health, and safety laws, regulations, and their respective interpretations.

Environmental Accruals

      As of December 31, 2002 and 2001, the Company had environmental liability accruals of approximately $8,367,000 and $2,484,000, respectively, which are summarized below. Environmental accruals are recorded in the current and long-term sections of the Company’s Consolidated Balance Sheets.

Summary of Environmental Contingencies

	As of	Increase		As of
	12/31/01	(Decrease)	Payments	12/31/02

	(In thousands)
Farmington Refinery	$570	$—	$—	$570
Ciniza — Land Treatment Facility	208	—	(19)	189
Bloomfield Tank Farm (Old Terminal)	149	(48)	(12)	89
Ciniza — Solid Waste Management Units	286	—	(11)	275
Bloomfield Refinery	977	(412)	(255)	310
Ciniza Well Closures	100	—	—	100
Retail Service Stations — Various	194	—	(75)	119
Yorktown Refinery	—	7,500	(785)	6,715

Totals	$2,484	$7,040	$(1,157)	$8,367

      Approximately $7,684,000 of this accrual is for the following projects discussed below: (i) the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of the Company’s inactive Farmington refinery; (ii) environmental obligations assumed in connection with the acquisitions of the Yorktown refinery and the Bloomfield refinery; and (iii) hydrocarbon contamination on and adjacent to the 5.5 acres that the Company owns in Bloomfield, New Mexico. The remaining amount of the accrual relates to the closure of certain solid waste management units at the Ciniza refinery, which is being conducted in accordance with the refinery’s Resource Conservation and Recovery Act permit; closure of the Ciniza refinery land treatment facility including post-closure expenses; estimated monitoring well closure costs at the Ciniza refinery; and amounts for smaller remediation projects.

Notices of Violation at Four Corners Refineries

      In June 2002, the Company received a draft compliance order from the New Mexico Environment Department (“NMED”) in connection with five alleged violations of air quality regulations at the Ciniza refinery. These alleged violations relate to an inspection completed in April 2001. Potential penalties could be as high as $564,000.

      In August 2002, the Company received a compliance order from NMED in connection with four alleged violations of air quality regulations at the Bloomfield refinery. These alleged violations relate to an inspection completed in September 2001. Potential penalties could be as high as $120,000.

      The Company has provided information to NMED with respect to both of the above matters that may result in the modification or dismissal of some of the alleged violations and reductions in the amount of potential penalties. The Company expects to enter into discussions with NMED in the near future concerning the information provided by the Company.

Farmington Refinery Matters

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

Lee Acres Landfill

      The Farmington refinery property is located adjacent to the Lee Acres Landfill (the “Landfill”), a closed landfill formerly operated by San Juan County, which is situated on lands owned by the United States Bureau of Land Management (the “BLM”). Industrial and municipal wastes were disposed of in the Landfill by numerous sources. While the Landfill was operational, the Company used it to dispose of office trash, maintenance shop trash, used tires and water from the Farmington refinery’s evaporation pond.

      The Landfill was added to the National Priorities List as a Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) Superfund site in 1990. In connection with this listing, EPA defined the site as the Landfill and the Landfill’s associated groundwater plume. EPA excluded any releases from the Farmington refinery itself from the definition of the site. In May 1991, EPA notified the Company that it may be a potentially responsible party under CERCLA for the release or threatened release of hazardous substances, pollutants or contaminants at the Landfill.

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

      BLM has received public comment on its proposed plan. The final remedy for the site, however, has not yet been selected. Although the Company was given reason to believe that a final remedy would be selected in 2002, that selection did not occur. The Company has been advised that the site remedy may be announced in 2003. In 1989, a consultant to the Company estimated, based on various assumptions, that the Company’s share of potential liability could be approximately $1,200,000. This figure was based upon estimated Landfill remediation costs significantly higher than those being proposed by BLM. The figure also was based on the consultant’s evaluation of such factors as available clean-up technology, BLM’s involvement at the site and the number of other entities that may have had involvement at the site, but did not include an analysis of all of the Company’s potential legal defenses and arguments, including possible setoff rights.

      Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs at a site even though the party was responsible for only a small part of such costs. Although it is possible that the Company may ultimately incur liability for clean-up costs associated with the Landfill, a reasonable estimate of the amount of this liability, if any, cannot be made at this time because, among other reasons, the final site remedy has not been selected, a number of entities had involvement at the site, allocation of responsibility among potentially responsible parties has not yet been made, and potentially applicable factual and legal issues have not been resolved. The Company has not recorded a liability in relation to BLM’s proposed plan because the amount of any potential liability is currently not determinable.

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

Bloomfield Refinery Environmental Obligations

      In connection with the acquisition of the Bloomfield refinery, the Company assumed certain environmental obligations including Bloomfield Refining Company’s (“BRC”) obligations under an administrative order issued by EPA in 1992 pursuant to the Resource Conservation and Recovery Act (the “Order”). The Order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. EPA has delegated its oversight authority over the Order to NMED’s Hazardous Waste Bureau (“HWB”). In 2000, the OCD approved the groundwater discharge permit for the refinery, which included an abatement plan that addressed the Company’s environmental obligations under the Order. Discussions between OCD, HWB and the Company have resulted in revisions to the abatement plan. In December 2002, the Company received written approval of the plan from HWB and OCD, subject to various actions to be taken by the Company to implement the plan. The Company estimates that remediation expenses associated with the abatement plan will be approximately $310,000, and that these expenses will be incurred through approximately 2018. Accordingly, in 2002 the Company reduced its accrual by $412,000 to reflect this estimate.

Bloomfield Tank Farm (Old Terminal)

      The Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank (the “Tank”) that was located in Bloomfield, New Mexico. The Company believes that all or a portion of the Tank and the 5.5 acres owned by the Company on which the Tank was located may have been a part of a refinery, owned by various other parties, that, to the Company’s knowledge, ceased operations in the early 1960s. The Company received approval to conduct a pilot bioventing project to address remaining contamination at the site, which was completed in June 2001. Based on the results of the pilot project, the Company submitted a remediation plan to OCD proposing the use of bioventing to address the remaining contamination. This remediation plan was approved by OCD in June 2002. The Company anticipates that it will incur approximately $100,000 in soil remediation expenses through approximately 2004 in connection with the bioventing plan and up to an additional $25,000 to continue groundwater monitoring and testing until natural attenuation has completed the process of groundwater remediation. The Company has an environmental accrual of $89,000 for this matter.

Yorktown Environmental Liabilities

      The Company assumed certain liabilities and obligations in connection with its purchase of the Yorktown refinery from BP, but was provided with specified levels of indemnification for certain matters. These liabilities and obligations include, subject to certain exceptions and indemnifications, all obligations, responsibilities, liabilities, costs and expenses under environmental, health, and safety laws that are caused by, arise from, or are incurred in connection with or relate in any way to the ownership or operation of the refinery. The Company has agreed to indemnify BP from and against losses of any kind incurred in connection with or related to liabilities and obligations assumed by the Company. The Company only has limited indemnification rights against BP.

      Environmental obligations assumed by the Company include BP’s responsibilities under a consent decree among various parties covering many locations. Parties to the consent decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. The Company assumed BP’s responsibilities as of January 18, 2001, the date the consent decree was lodged with the court. As applicable to the Yorktown refinery, the consent decree requires, among other things, reduction of NOx, SO2 and particulate matter emissions and adoption of enhancements to the refinery’s leak detection and repair program. The Company estimates that it will incur capital expenditures in the approximate amount of $20,000,000 to $27,000,000 to comply with the Consent Decree and that these costs will be incurred over a period of approximately five years, although the Company believes most of the expenditures will be incurred in 2006. In addition, the Company estimates that it will incur operating expenses associated with the requirements of the Consent Decree of approximately $1,600,000 to $2,600,000 per year.

      The environmental obligations assumed in connection with the Yorktown acquisition also include BP’s obligations under an administrative order (the “Yorktown Order”) issued by EPA in 1991 pursuant to the Resource Conservation and Recovery Act (“RCRA”). The Yorktown Order requires an investigation of certain areas of the refinery and the development of measures to correct any releases of contaminants or hazardous constituents found in these areas. A RCRA Facility Investigation and a Corrective Measures Study (“RFI/ CMS”) already has been prepared. It was revised by BP, in draft form, to incorporate comments from EPA and the Virginia Department of Environmental Quality (“VDEQ”), although a final RFI/ CMS has not yet been approved. The draft RFI/ CMS proposes certain investigation, sampling, monitoring, and cleanup measures, including the construction of an on-site corrective action management unit that would be used to consolidate hazardous materials associated with these measures. These proposed actions relate to soil, sludge, and remediation wastes relating to certain solid waste management units, groundwater in the aquifers underlying the refinery, and surface water and sediment in a small pond and tidal salt marsh on the refinery property. The Company anticipates that EPA may issue a proposed course of action for public comment in the first half of 2003. Following the public comment period, EPA will issue an approved RFI and CMS in coordination with VDEQ and will make a final remedy decision. The Company estimates that expenses associated with the actions described in the proposed RFI/ CMS will cost approximately $19,000,000 to $21,000,000, and will be incurred over a period of approximately 30 years, with approximately $5,000,000 of this amount being incurred over an initial 3-year period, and additional expenditures in the approximate amount of $5,000,000 being incurred over the following 3-year period. The Company, however, may not be responsible for all of these expenditures as a result of the environmental indemnification provisions included in its purchase agreement with BP, as more fully discussed below.

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

      On October 21, 2002, the Company received a notice from EPA assessing it a penalty of $110,000 under the consent decree in connection with a hydrocarbon flaring incident at the Yorktown refinery. On November 18, 2002, the Company received a second notice from EPA, correcting the earlier notice and assessing a penalty of $137,500, which was later increased to $163,100. The flaring occurred during a five-day period in April 2002 following a power outage at the refinery. Since the Company did not own the Yorktown refinery at the time the flaring incident occurred, the Company believes that it will be entitled to indemnification from BP for the entire amount of the penalty. BP is participating in the Company’s discussions with EPA concerning this penalty, which may be contested.

     Defense Energy Support Center Claim

      On February 11, 2003, the Company filed a complaint against the United States in the United States Court of Federal Claims in connection with military jet fuel that the Company sold to the Defense Energy Support Center (“DESC”) from 1983 through 1994. The Company asserted that the United States, acting through DESC, underpaid for the jet fuel in the approximate amount of $17,000,000. The Company believes that its claims are supported by recent federal court decisions, including decisions from the Court of Federal Claims, dealing with contract provisions similar to those contained in the contracts that are the subject of the Company’s claims. The DESC has indicated that it will counterclaim if the Company pursues its claims and will assert, based on its interpretation of the contract provisions that the Company may owe additional amounts ranging from approximately $2,100,000 to $4,900,000. Due to the preliminary nature of this matter, there can be no assurance that the Company will ultimately prevail on its claims nor is it possible to predict when any payment will be received if the Company is successful. Accordingly, the Company has not recorded a receivable for these claims or a liability for any potential counterclaim.

     Former CEO Matters

      James E. Acridge was terminated as the Company’s President and Chief Executive Officer, and was replaced as the Company’s Chairman, on March 29, 2002, although he remains on the Board of Directors. The Company paid Mr. Acridge the equivalent of his pre-termination base salary until July 26, 2002. In addition, the Company extended the exercise period of Mr. Acridge’s stock options until June 29, 2003.

      On July 22, 2002, Mr. Acridge filed a lawsuit in the Superior Court of Arizona for Maricopa County against current Company officers Messrs. Holliger, Gust, Cox, and Bullerdick, and current Company directors Messrs. Bernitsky, Kalen, and Rapport, and as yet unidentified accountants, auditors, appraisers, attorneys, bankers and professional advisors (the “Lawsuit”). Mr. Acridge alleged that the defendants wrongfully interfered with his employment agreement and caused the Company to fire him. The complaint sought unspecified general compensatory damages, punitive damages, and costs and attorneys’ fees. The complaint also stated that Mr. Acridge intended to initiate a separate arbitration proceeding against the Company, alleging that the Company breached his employment agreement and violated an implied covenant of good faith and fair dealing. The court subsequently ruled that the claims raised in the Lawsuit were subject to arbitration and the Lawsuit was dismissed. Arbitration proceedings in connection with the claims described above have not yet been initiated. If proceedings are initiated, the claims will be defended vigorously. The Company believes that the named officers and directors of the Company are entitled to indemnification from the Company in connection with the defense of, and any liabilities arising out of, the claims asserted by Mr. Acridge.

      Mr. Acridge personally, and three entities controlled by Mr. Acridge, have commenced Chapter 11 Bankruptcy proceedings. The entities controlled by Mr. Acridge are Pinnacle Rodeo LLC (“Pinnacle

Rodeo”), Pinnacle Rawhide LLC (“Pinnacle Rawhide”), and Prime Pinnacle Peak Properties, Inc. (“Prime Pinnacle”). The four bankruptcy cases are jointly administered. It is unknown whether and to what extent creditors, including the Company, will receive any recovery on their respective debts from any of the four bankruptcy estates.

      As more fully described in Note 7 the Company has an outstanding loan to Mr. Acridge in the principal amount of $5,000,000. In the fourth quarter of 2001, the Company established a reserve for the entire amount of the loan plus interest accrued through December 31, 2001. In view of developments in the bankruptcy proceeding relating to security provided for the loan, the Company has continued to maintain the reserve.

      Giant Arizona has executed a lease for approximately 8,176 square feet of additional space from a limited liability company (the “Landlord”) in which the bankruptcy estate of Prime Pinnacle owns a 51% interest. Giant Arizona has executed a sublease with a separate limited liability company controlled by Mr. Acridge for use of the space as an inn. The initial term for each of the lease and the sublease is for five years, terminating on June 30, 2003, with one option to renew for an additional five years, which the Company will not exercise, and the rent under each currently is $21.76 per square foot. The rent is subject to adjustment annually based on changes in the Consumer Price Index. The sublease also provides that Giant Arizona may terminate the sublease at any time upon 120 days prior written notice. Except in connection with the settlement negotiations discussed below, Giant Arizona has never made rental payments to the Landlord, and believes that the landlord received payments directly from the sublessee. In August 2001, the owner of the 49% interest in the Landlord notified Giant Arizona that the sublessee was delinquent on the payment of the rent due, and on or about December 28, 2001, such owner filed a derivative lawsuit for and on behalf of the Landlord against Giant Arizona to collect all amounts owing under the lease. Subsequently, the matter was referred to arbitration by court order. Pursuant to a letter dated January 16, 2002, the Company made a formal demand on the sublessee for the sublessee to pay all of the past due amounts and, on May 23, 2002, made a separate demand for arbitration of this matter. In September 2002, the Company entered into a settlement agreement, subject to certain action by the bankruptcy court, in which it agreed to pay the Landlord approximately $375,000 for rent and other monetary obligations allegedly due under the lease from May 2001 through October 2002, and agreed to be responsible for future rental payments. The settlement amounts are being paid into an escrow account pending bankruptcy court approval. The bankruptcy court has not yet taken the necessary action to approve the settlement, and as a result of developments in the Prime Pinnacle bankruptcy proceeding, settlement negotiations are continuing. If these negotiations are not successful, the amounts in the escrow will be returned to the Company and the Company intends to defend the matter vigorously. Notwithstanding the settlement negotiations, the Company’s arbitration action against the sublessee is still pending, and the Company has taken additional legal action to both replace the sublessee with a receiver and to evict the sublessee from the property.

Note 19 — Quarterly Financial Information (Unaudited)(1)

	Year Ended December 31, 2002 — Quarter

	First	Second	Third	Fourth

	(In thousands, except per share data)
Continuing Operations:
Net revenues	$186,436	$297,314	$392,193	$411,109
Cost of products sold	141,311	246,024	338,967	346,711

Gross margin	45,125	51,290	53,226	64,398
Operating expenses	24,904	31,701	38,179	39,492
Depreciation and amortization	8,218	8,913	9,394	9,539
Selling, general and administrative expenses	5,196	5,889	6,765	6,700
(Gain) loss on the disposal/write-down of assets	4	640	(157)	(371)

Operating earnings (loss)	$6,803	$4,147	$(955)	$9,038

Net earnings (loss)	$391	$(3,852)	$(7,214)	$(1,338)
Net earnings (loss) per common share — basic	$0.04	$(0.45)	$(0.84)	$(0.15)
Net earnings (loss) per common share — assuming dilution	$0.04	$(0.45)	$(0.84)	$(0.15)
Discontinued Operations:
Net revenues	$7,310	$8,074	$7,267	$3,359

Earnings (loss) from operations	$(447)	$(301)	$(401)	$(285)
Gain (loss) on disposal	—	(132)	4,922	1,674
Net loss on asset sales/write-downs	—	(288)	(117)	(49)

Operating earnings (loss)	$(447)	$(721)	$4,404	$1,340

Net earnings (loss)	$(268)	$(432)	$2,642	$804
Net earnings (loss) per common share — basic	$(0.03)	$(0.05)	$0.31	$0.09
Net earnings (loss) per common share — assuming dilution	$(0.03)	$(0.05)	$0.31	$0.09

	Year Ended December 31, 2001 — Quarter

	First	Second	Third	Fourth

	(In thousands, except per share data)
Continuing Operations:
Net revenues	$247,948	$276,708	$236,557	$190,131
Cost of products sold	199,101	207,503	179,108	142,987

Gross margin	48,847	69,205	57,449	47,144
Operating expenses	27,237	26,995	26,309	26,890
Depreciation and amortization	7,634	7,661	8,091	8,471
Selling, general and administrative expenses	6,583	8,755	7,659	4,867
Loss on the disposal/write-down of assets	(11)	298	1,326	4,519
Allowance for related party note and interest receivable	—	—	—	5,409

Operating earnings (loss)	$7,404	$25,496	$14,064	$(3,012)

Net earnings (loss)	$1,056	$11,971	$5,142	$(5,402)
Net earnings (loss) per common share — basic	$0.12	$1.33	$0.57	$(0.63)
Net earnings (loss) per common share — assuming dilution	$0.12	$1.33	$0.57	$(0.63)
Discontinued Operations:
Net revenues	$10,563	$11,850	$9,872	$8,050

Earnings (loss) from operations	$(178)	$(30)	$(11)	$(344)
Gain on disposal	—	—	—	—
Net loss on asset sales/write-downs	—	—	—	(80)

Operating earnings (loss)	$(178)	$(30)	$(11)	$(424)

Net earnings (loss)	$(106)	$(18)	$(7)	$(255)
Net earnings (loss) per common share — basic	$(0.01)	$—	$—	$(0.03)
Net earnings (loss) per common share — assuming dilution	$(0.01)	$—	$—	$(0.03)

      In the fourth quarter of 2002, the Company recorded a gain on the disposal of certain retail assets and excess land, and recorded the write-down of various service station/convenience stores due to impairment.

      In the fourth quarter of 2001, the Company recorded a loss on the disposal/write-down of certain refining and retail assets due to obsolescence and replacement, recorded the write-down of various service station/convenience stores due to impairment, and recorded an allowance for a related party note and interest receivable.

(1)	Subsequent to the previously filed Form 10-Q’s, certain reclassifications have been made to present continuing and discontinued operations in accordance with SFAS No. 144.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

      Certain information required by Part III is omitted from this Report by virtue of the fact that the Registrant will file with the Securities and Exchange Commission a definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held May 8, 2003 pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information to be included therein is incorporated herein by reference. The Company expects to disseminate the Proxy Statement to stockholders on or about April 1, 2003.

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

Item 14.     Controls and Procedures

      As of a date within 90 days of the filing date of this report (the “Evaluation Date”), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, the Company’s CEO and CFO concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and internal weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following financial statements are included in Item 8:

(i)	Independent Auditors’ Report

(ii)	Consolidated Balance Sheets — December 31, 2002 and 2001

(iii)	Consolidated Statements of Operations — Years ended December 31, 2002, 2001 and 2000

(iv)	Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2002, 2001 and 2000

(v)	Consolidated Statements of Cash Flows — Years ended December 31, 2002, 2001 and 2000

(vi)	Notes to Consolidated Financial Statements

      (2) Financial Statement Schedule. The following financial statement schedule of Giant Industries, Inc. for the years ended December 31, 2002, 2001 and 2000 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Giant Industries, Inc.

Independent Auditors’ Report on Schedule	95
Schedule II — Valuation and Qualifying Accounts	96

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

      Contracts with management and any compensatory plans or arrangements relating to management are as follows:

Exhibit
No.	Description

10.7	Giant Industries, Inc. 1998 Stock Incentive Plan. Incorporated by reference to Appendix H to the Joint Proxy Statement/ Prospectus included in the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed May 4, 1998, File No. 333-51785.
10.8	Amendment No. 1 to 1998 Stock Incentive Plan, dated September 13, 2000.
10.9	Amendment No. 2 to 1998 Stock Incentive Plan, dated March 27, 2002.
10.10	1989 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10398.
10.11	Amendment No. 1 dated August 14, 1996, to 1989 Stock Incentive Plan. Incorporated by reference to Exhibit 10 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-10398.
10.12	ESOP Substitute Excess Deferred Compensation Benefit Plan. Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10398.
10.38	Employment Agreement dated as of December 11, 1997, between James E. Acridge and the Company. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

Exhibit
No.	Description

10.39	Employment Agreement dated as of December 11, 1997, between Fredric L. Holliger and the Company. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.
10.40	Employment Agreement dated as of December 11, 1997, between Morgan Gust and the Company. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.

      (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended December 31, 2002. On March 11, 2003, the Company filed a Form 8-K dated March 11, 2003, containing a press release detailing the Company’s earnings for the fourth quarter of 2002 and the year ended December 31, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIANT INDUSTRIES, INC.

By:	/s/ FRED L. HOLLIGER

Fred L. Holliger
Chairman of the Board
and Chief Executive Officer

March 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ FRED L. HOLLIGER Fred L. Holliger	Chairman of the Board, Chief Executive Officer and Director	March 28, 2003

/s/ MARK B. COX Mark B. Cox	Vice President, Treasurer, Chief Financial Officer and Assistant Secretary	March 28, 2003

/s/ GARY R. DALKE Gary R. Dalke	Vice President, Controller, Chief Accounting Officer and Assistant Secretary	March 28, 2003

/s/ ANTHONY J. BERNITSKY Anthony J. Bernitsky	Director	March 28, 2003

/s/ LARRY L. DEROIN Larry L. DeRoin	Director	March 28, 2003

/s/ RICHARD T. KALEN, JR. Richard T. Kalen, Jr.	Director	March 28, 2003

/s/ BROOKS J. KLIMLEY Brooks J. Klimley	Director	March 28, 2003

/s/ GEORGE M. RAPPORT George M. Rapport	Director	March 28, 2003

/s/ JAMES E. ACRIDGE James E. Acridge	Director	March 28, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Fred Holliger, certify that:

1. I have reviewed this annual report on Form 10-K of Giant Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ FRED HOLLIGER

Name: Fred Holliger
Title: Chief Executive Officer

Date: March 28, 2003.

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Mark B. Cox, certify that:

1. I have reviewed this annual report on Form 10-K of Giant Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ MARK B. COX

Name: Mark B. Cox
Title: Chief Financial Officer

Date: March 28, 2003.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Giant Industries, Inc.
Scottsdale, Arizona

      We have audited the consolidated financial statements of Giant Industries, Inc. and subsidiaries (“the Company”) as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated March 5, 2003 which expresses an unqualified opinion and includes explanatory paragraphs relating to changes in accounting methods for the adoption of Statement of Financial Accounting Standards Nos. 142 and 144; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 5, 2003

SCHEDULE II

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts
Three Years Ended December 31, 2002

Trade Receivables:

	Balance at	Charged		Balance at
	Beginning	to Costs		End of
	of Period	and Expenses	Deduction(a)	Period

	(In thousands)
Year ended December 31, 2002:
Allowance for doubtful accounts	$540	$517	$(407)	$650

Year ended December 31, 2001:
Allowance for doubtful accounts	$356	$602	$(418)	$540

Year ended December 31, 2000:
Allowance for doubtful accounts	$591	$244	$(479)	$356

(a)	Deductions are specific trade accounts determined to be uncollectible.

Related Party Note and Interest Receivable:

	Balance at	Charged		Balance at
	Beginning	to Costs		End of
	of Period	and Expenses	Deduction	Period

Year ended December 31, 2002:
Allowance for doubtful accounts	$5,409	$0	$0	$5,409

Year ended December 31, 2001:
Allowance for doubtful accounts	$0	$5,409	$0	$5,409

GIANT INDUSTRIES, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2002

INDEX TO EXHIBITS

Definitions:

      Form S-1 — Refers to the Form S-1 Registration Statement under the Securities Act of 1933 as filed October 16, 1989, File No. 33-31584.

      Amendment No. 3 — Refers to the Amendment No. 3 to Form S-1 Registration Statement under the Securities Act of 1933 as filed December 12, 1989, File No. 33-31584.

      Form S-3 — Refers to the Form S-3 Registration Statement under the Securities Act of 1933 as filed September 22, 1993, File No. 33-69252.

Exhibit
No.	Description

2.1	Definitive Agreement dated April 18, 1997, by and between Giant Four Corners, Inc., as “Buyer”, and Thriftway Marketing Corp. and Clayton Investment Company, collectively, as “Seller”. Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K for the period May 28, 1997, File No. 1-10398.
2.2	Stock Purchase Agreement dated April 30, 1997, by and among Phoenix Fuel Co., Inc., (the “Company”), J.W. Wilhoit, as Trustee of the Wilhoit Trust Agreement Dated 12/26/74, Katherine C. Lahowetz, as Trustee of the Theresa Ann Wilhoit Grantor Retained Annuity Trust Dated 4/4/97, Katherine C. Lahowetz, and Katherine C. Lahowetz, as Custodian for the Benefit of Emily Lahowetz, a minor (collectively, the “Shareholders”) and Giant Industries Arizona, Inc., (the “Purchaser”). Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K for the period June 3, 1997, File No. 1-10398.
2.3	Asset Purchase Agreement dated February 8, 2002, by and among, BP Corporation North America Inc., BP Products North America Inc., and Giant Industries, Inc. Incorporated by reference to Exhibit 2.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-10398.
3.1	Restated Certificate of Incorporation of Giant Industries, Inc., a Delaware corporation. Incorporated by reference to Exhibit 3.1 to Amendment No. 3.
3.2	Bylaws of Giant Industries, Inc., a Delaware corporation, as amended September 9, 1999. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.
3.3	Articles of Incorporation of Giant Industries Arizona, Inc., an Arizona corporation (“Giant Arizona”) formerly Giant Acquisition Corp. Incorporated by reference to Exhibit 2.1, Annex V to Form S-1.
3.4	Bylaws of Giant Arizona. Incorporated by reference to Exhibit 2.1, Annex VI to Form S-1.
3.5	Articles of Incorporation of Ciniza Production Company. Incorporated by reference to Exhibit 3.7 to Form S-3.
3.6	Bylaws of Ciniza Production Company. Incorporated by reference to Exhibit 3.8 to Form S-3.
3.7	Articles of Incorporation of Giant Stop-N-Go of New Mexico, Inc. Incorporated by reference to Exhibit 3.9 to Form S-3.
3.8	Bylaws of Giant Stop-N-Go of New Mexico, Inc. Incorporated by reference to Exhibit 3.10 to Form S-3.
3.9	Articles of Incorporation of Giant Four Corners, Inc. Incorporated by reference to Exhibit 3.11 to Form S-3.
3.10	Bylaws of Giant Four Corners, Inc. Incorporated by reference to Exhibit 3.12 to Form S-3.
3.11	Articles of Incorporation of Giant Mid-Continent, Inc. Incorporated by reference to Exhibit 3.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-10398.

Exhibit
No.	Description

3.12	Bylaws of Giant Mid-Continent, Inc. Incorporated by reference to Exhibit 3.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-10398.
3.13	Articles of Incorporation of San Juan Refining Company. Incorporated by reference to Exhibit 3.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-10398.
3.14	Bylaws of San Juan Refining Company. Incorporated by reference to Exhibit 3.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-10398.
3.15	Amended and Restated Articles of Incorporation of Phoenix Fuel Co., Inc. Incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.
3.16	Amended Bylaws of Phoenix Fuel Co., Inc. Incorporated by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.
3.17	Articles of Incorporation of DeGuelle Oil Company. Incorporated by reference to Exhibit 3.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.
3.18	Amended Bylaws of DeGuelle Oil Company. Incorporated by reference to Exhibit 3.18 to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.
3.19	Articles of Incorporation of Giant Pipeline Company. Incorporated by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.
3.20	Bylaws of Giant Pipeline Company. Incorporated by reference to Exhibit 3.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.
3.21	Certificate of Incorporation of Giant Yorktown, Inc. Incorporated by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-10398.
3.22	Bylaws of Giant Yorktown, Inc. Incorporated by reference to Exhibit 3.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-10398.
3.23	Certificate of Incorporation of Giant Yorktown Holding Company. Incorporated by reference to Exhibit 3.23 to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.
3.24	Bylaws of Giant Yorktown Holding Company. Incorporated by reference to Exhibit 3.24 to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.
4.1	Indenture dated as of August 26, 1997, among the Company, as Issuer, the Subsidiary Guarantors, as guarantors, and The Bank of New York, as Trustee, relating to $150,000,000 of 9% Senior Subordinated Notes due 2007. Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed October 9, 1997, File No. 333-37561.
4.2	Indenture, dated as of May 14, 2002, among the Company, as Issuer, the Subsidiary Guarantors, as guarantors, and The Bank of New York, as Trustee, relating to $200,000,000 of 11% Senior Subordinated Notes 2012. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.
10.1	Second Amended and Restated Credit Agreement, dated May 14, 2002, among Giant Industries, Inc., Bank of America, N.A., as Administrative Agent and as Letter of Credit Bank and the Lenders parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.
10.2	First Amendment, dated October 28, 2002 to Second Amended and Restated Credit Agreement, dated May 14, 2002, among Giant Industries, Inc., Bank of America, N.A., as Administrative Agent and as Letter of Credit Issuing Bank and the Lenders parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-10398.

Exhibit
No.	Description

10.3	Loan Agreement, dated as of May 14, 2002, by and among Giant Yorktown, Inc., as Borrower, Wells Fargo Bank Nevada, National Association, as Collateral Agent, and the Persons listed on Schedule IA thereto, as Lenders. Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.
10.4	Amendment to Loan Agreement and Omnibus Amendment, dated as of May 22, 2002 among Giant Yorktown, Inc., Giant Industries, Inc., Giant Industries Arizona, Inc., Wells Fargo Bank Nevada, National Association, as Collateral Agent, and the Lenders listed on the signature pages thereto. Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-10398.
10.5	Second Amendment to Loan Agreement and Omnibus Amendment, dated as of October 28, 2002, among Giant Yorktown, Inc., Giant Industries, Inc., Giant Industries Arizona, Inc., Wells Fargo Bank Nevada, National Association, as Collateral Agent, and the Lenders listed on the signature pages thereto. Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-10398.
10.6*	Third Amendment to Loan Agreement and Omnibus Amendment, dated as of December 20, 2002, among Giant Yorktown, Inc., Giant Industries, Inc., Giant Industries Arizona, Inc., Wells Fargo Bank Nevada, National Association, as Collateral Agent, and the Lenders listed on the signature pages thereto.
10.7	Giant Industries, Inc. 1998 Stock Incentive Plan. Incorporated by reference to Appendix H to the Joint Proxy Statement/ Prospectus included in the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed May 4, 1998, File No. 333-51785.
10.8*	Amendment No. 1 to 1998 Stock Incentive Plan, dated September 13, 2000.
10.9*	Amendment No. 2 to 1998 Stock Incentive Plan, dated March 27, 2002.
10.10	1989 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10398.
10.11	Amendment No. 1 dated August 14, 1996, to 1989 Stock Incentive Plan. Incorporated by reference to Exhibit 10 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-10398.
10.12	ESOP Substitute Excess Deferred Compensation Benefit Plan. Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10398.
10.13	Retail Lease dated July 1, 1998, between Pinnacle Citadel LLC (“Landlord”) and Giant Industries Arizona, Inc. (“Tenant”). Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.
10.14	Sublease dated September 1, 2000, between Prime Pinnacle Peak Properties, Inc., (“Sublessee”) and Giant Industries Arizona, Inc., (“Sublessor”). Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-10398.
10.15	Retail Lease dated July 1, 1998, between Pinnacle Citadel LLC (“Landlord”) and Giant Industries Arizona, Inc. (“Tenant”). Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.
10.16	Retail Sublease dated July 1, 1998 between Giant Industries Arizona, Inc. (“Lessor”) and Pinnacle Inn at the Citadel LLC (“Tenant”). Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.
10.17	Aircraft Lease Purchase Agreement dated as of June 21, 1991, between Metlife Capital Corporation and the Company. Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended June 30, 1991, File No. 1-10398.
10.18	Agreement dated September 17, 1998, between James E. Acridge (“Borrower”) and Giant Industries, Inc. (“Lender”). Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

Exhibit
No.	Description

10.19	Modification Agreement dated December 23, 1998, to Agreement dated September 17, 1998, between James E. Acridge (“Borrower”) and Giant Industries, Inc. (“Lender”). Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.
10.20	Amended and Restated Loan Agreement dated March 20, 2000, between James E. Acridge (“Borrower”) and Giant Industries, Inc. (“Lender”). Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.
10.21	Loan Modification Agreement dated February 28, 2001, by and among James E. Acridge (“Borrower”), Giant Industries, Inc., and Pinnacle Rodeo, L.L.C. Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-10398.
10.22	First Amendment to Amended and Restated Promissory Note and Loan Modification Agreement dated March 28, 2001, by James E. Acridge and Giant Industries, Inc. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-10398.
10.23	Promissory Note for $4,000,000 dated September 17, 1998, from James E. Acridge to Giant Industries, Inc. Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.
10.24	Amended and Restated Promissory Note for $5,000,000 dated December 23, 1998, from James E. Acridge to Giant Industries, Inc. Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.
10.25	Amended and Restated Promissory Note for $5,000,000 dated March 10, 2000, from James E. Acridge to Giant Industries, Inc. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.
10.26	Modification Agreement dated February 28, 2001, between James E. Acridge (“Borrower”) and Giant Industries, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-10398.
10.27	Amended and Restated Promissory Note dated February 28, 2001. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-10398.
10.28	Fourth Amended and Restated Promissory Note dated March 28, 2001, from James E. Acridge to Giant Industries, Inc. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-10398.
10.29	Pledge and Security Agreement dated March 10, 2000 from James E. Acridge and Pinnacle Rodeo, L.L.C., to Giant Industries, Inc. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.
10.30	First Amendment dated March 9, 2001, to Pledge and Security Agreement dated March 10, 2000, from James E. Acridge and Pinnacle Rodeo, L.L.C., to Giant Industries, Inc. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-10398.
10.31	Pledge and Security Agreement dated March 28, 2001, by James E. Acridge in favor of Giant Industries, Inc. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-10398.
10.32	Purchase Agreement dated January 26, 2001 between James E. Acridge, Trustee, for and on behalf of the Acridge Family Trust (“Seller”), and Giant Industries, Inc. (“Buyer”). Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-10398.
10.33	Deed of Trust dated January 26, 2001 by and among James E. Acridge, Trustee, for and on behalf of the Acridge Family Trust (“Trustor”), Giant Industries, Inc. (“Beneficiary”), and First American Title Insurance Company (“Trustee”). Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-10398.

Exhibit
No.	Description

10.34	First Amendment dated February 12, 2001 to Purchase Agreement dated January 26, 2001, between James E. Acridge, Trustee, for and on behalf of the Acridge Family Trust, and Giant Industries, Inc. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-10398.
10.35	Second Amendment dated March 1, 2001, to Purchase Agreement dated January 26, 2001, between James E. Acridge, Trustee, for and on behalf of the Acridge Family Trust, and Giant Industries, Inc. Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-10398.
10.36	Third Amendment dated March 9, 2001, to Purchase Agreement dated January 26, 2001, between James E. Acridge, Trustee, for and on behalf of the Acridge Family Trust, and Giant Industries, Inc. Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-10398.
10.37	Rights Purchase Agreement dated September 20, 2001, by and between Giant Industries Arizona, Inc. and James E. Acridge, Trustee for and on behalf of the Acridge Family Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-10398.
10.38	Employment Agreement dated as of December 11, 1997, between James E. Acridge and the Company. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.
10.39	Employment Agreement dated as of December 11, 1997, between Fredric L. Holliger and the Company. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.
10.40	Employment Agreement dated as of December 11, 1997, between Morgan Gust and the Company. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.
10.41	Consulting Agreement dated January 1, 1990, between the Company and Kalen and Associates. Incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.
18.1	Letter regarding change in accounting principles. Incorporated by reference to Exhibit 18.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Deloitte & Touche LLP to incorporate report in previously filed Registration Statements.
99.1*	Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Chief Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.