Form 10-Q
period 2003-03-31
GIANT INDUSTRIES INC
filed 2003-05-15
CIK 856465

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

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

                              Yes [X]    No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes [ ]    No [X]

Number of Common Shares outstanding at April 30, 2003: 8,785,555 shares.

                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                     INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Condensed Consolidated Balance Sheets March 31, 2003 (Unaudited) and December 31, 2002

          Condensed Consolidated Statements of Earnings for the Three Months Ended March 31, 2003 and 2002 (Unaudited)

          Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002 (Unaudited)

          Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3  - Quantitative and Qualitative Disclosures About Market Risk

Item 4  - Controls and Procedures

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

Item 6  - Exhibits and Reports on Form 8-K

SIGNATURE

CERTIFICATIONS

                                           PART I
                                   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS)

                                                       March 31, 2003   December 31, 2002
                                                       --------------   -----------------
                                                        (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.........................     $   23,409         $   10,168
  Receivables, net..................................         79,451             76,088
  Inventories (Note 8)..............................         99,992            108,017
  Prepaid expenses and other........................          7,318              7,877
  Deferred income taxes.............................          9,769              9,769
                                                         ----------         ----------
    Total current assets............................        219,939            211,919
                                                         ----------         ----------
Property, plant and equipment (Notes 3 and 4).......        660,548            649,861
  Less accumulated depreciation and amortization....       (235,409)          (225,629)
                                                         ----------         ----------
                                                            425,139            424,232
                                                         ----------         ----------
Goodwill (Note 5)...................................         19,414             19,465
Other assets (Notes 5 and 6)........................         42,707             46,670
                                                         ----------         ----------
                                                         $  707,199         $  702,286
                                                         ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt (Note 10).......     $    8,917         $   10,251
  Accounts payable..................................         73,963             67,282
  Accrued expenses..................................         49,436             42,818
                                                         ----------         ----------
    Total current liabilities.......................        132,316            120,351
                                                         ----------         ----------
Long-term debt, net of current portion (Note 10)....        386,111            398,069
Deferred income taxes...............................         38,553             37,612
Other liabilities (Note 3)..........................         21,276             18,937
Commitments and contingencies (Notes 10 and 11)
Stockholders' equity:
  Preferred stock, par value $.01 per share,
    10,000,000 shares authorized, none issued
  Common stock, par value $.01 per share,
    50,000,000 shares authorized, 12,323,759
    shares issued...................................            123                123
  Additional paid-in capital........................         73,763             73,763
  Retained earnings.................................         91,511             89,885
                                                         ----------         ----------
                                                            165,397            163,771
  Less common stock in treasury - at cost,
    3,751,980 shares................................        (36,454)           (36,454)
                                                         ----------         ----------

    Total stockholders' equity......................        128,943            127,317
                                                         ----------         ----------
                                                         $  707,199         $  702,286
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

                           GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                         (UNAUDITED)
                             (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                      Three Months
                                                                     Ended March 31,
                                                              ----------------------------
                                                                 2003               2002
                                                              ---------          ---------
Net revenues.............................................     $ 490,524          $ 186,436
Cost of products sold....................................       418,208            141,311
                                                              ---------          ---------
Gross margin.............................................        72,316             45,125
Operating expenses.......................................        40,377             24,675
Depreciation and amortization............................         9,309              8,218
Selling, general and administrative expenses.............         7,024              5,425
Net loss on disposal/write-down of assets................           410                  4
                                                              ---------          ---------
Operating income.........................................        15,196              6,803
Interest expense.........................................       (10,159)            (6,003)
Amortization of financing costs..........................        (1,192)              (208)
Interest and investment income...........................            24                 64
                                                              ---------          ---------
Earnings from continuing operations before income taxes..         3,869                656
Provision for income taxes ..............................         1,603                265
                                                              ---------          ---------
Earnings from continuing operations before
  cumulative effect of change in accounting principle....         2,266                391

Discontinued operations, net of income tax
  provision (benefit) of $43 and ($179) (Note 6).........            64               (268)

Cumulative effect of change in accounting principle
  net of income tax benefit of $469 (Note 3).............          (704)                 -
                                                              ---------          ---------
Net earnings.............................................     $   1,626          $     123
                                                              =========          =========
Net earnings (loss) per common share:
  Basic
    Continuing operations................................     $    0.26          $    0.04
    Discontinued operations..............................          0.01              (0.03)
    Cumulative effect of change in accounting principle..         (0.08)                 -
                                                              ---------          ---------
                                                              $    0.19          $    0.01
                                                              =========          =========
  Assuming dilution
    Continuing operations................................     $    0.26          $    0.04
    Discontinued operations..............................          0.01              (0.03)
    Cumulative effect of change in accounting principle..         (0.08)                 -
                                                              ---------          ---------
                                                              $    0.19          $    0.01
                                                              =========          =========

See accompanying notes to condensed consolidated financial statements.

                      GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN THOUSANDS)

                                                                      Three Months
                                                                     Ended March 31,
                                                              ----------------------------
                                                                 2003               2002
                                                              ---------          ---------
Cash flows from operating activities:
  Net earnings..............................................  $   1,626          $     123
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
      Depreciation and amortization, including
        discontinued operations.............................      9,373              8,563
      Amortization of financing costs.......................      1,192                208
      Deferred income taxes.................................      1,410                 44
      Cumulative effect of change in
        accounting principle, net...........................        704                  -
      Net loss on the disposal/write-down of assets
        included in continuing operations...................        410                  4
      Gain on disposal of discontinued operations...........       (137)                 -
      Tax refund received...................................      3,819                  -
      Other.................................................        124                261
      Changes in operating assets and liabilities:
        Increase in receivables.............................     (7,182)            (8,009)
        Decrease (increase) in inventories..................      8,104             (3,759)
        Decrease in prepaid expenses and other..............        544                706
        Increase in accounts payable........................      6,681              4,926
        Increase (decrease) in accrued expenses.............      6,618             (5,629)
                                                              ---------          ---------
Net cash provided (used) by operating activities............     33,286             (2,562)
                                                              ---------          ---------
Cash flows from investing activities:
  Yorktown refinery acquisition deposit and costs...........          -            (10,158)
  Capital expenditures......................................     (5,272)            (2,332)
  Contingent payment on Yorktown refinery acquisition.......     (3,986)                 -
  Proceeds from sale of property, plant and equipment
    and other assets........................................      2,608                 32
                                                              ---------          ---------
Net cash used by investing activities.......................     (6,650)           (12,458)
                                                              ---------          ---------
Cash flows from financing activities:
  Payments of long-term debt................................     (3,381)               (12)
  Proceeds from line of credit..............................     23,000                  -
  Payments on line of credit................................    (33,000)                 -
  Deferred financing costs..................................        (14)            (1,564)
                                                              ---------          ---------
Net cash used by financing activities.......................    (13,395)            (1,576)
                                                              ---------          ---------
Net increase (decrease) in cash and cash equivalents........     13,241            (16,596)
  Cash and cash equivalents:
    Beginning of period.....................................     10,168             26,326
                                                              ---------          ---------
    End of period...........................................  $  23,409          $   9,730
                                                              =========          =========

Significant Noncash Investing and Financing Activities. On January 1, 2003, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset
Retirement Obligations," the Company recorded an asset retirement obligation of $2,198,000, asset retirement cost assets of $1,580,000 and related accumulated depreciation of $674,000.
The Company also reversed a previously recorded asset retirement obligation for $120,000, and recorded a cumulative effective adjustment of $1,172,000 ($704,000 net of taxes). See
Note 3.

See accompanying notes to condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

     Giant Industries, Inc., a Delaware corporation (together with its subsidiaries, "Giant" or the "Company"), through its wholly-owned subsidiary Giant Industries Arizona, Inc. and its subsidiaries ("Giant Arizona"), is engaged in the refining and marketing of petroleum products. These operations are conducted on both the East Coast (primarily in Virginia, Maryland, North and South Carolina and the New York Harbor) and in the Southwest (primarily in New Mexico, Arizona, and Colorado, with a concentration in the Four Corners area where these states adjoin). In addition, Phoenix Fuel Co., Inc. ("Phoenix Fuel"), a wholly-owned subsidiary of Giant Arizona, operates an industrial/commercial wholesale petroleum products distribution operation primarily in Arizona. See Note 2 for a further discussion of Company operations.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, hereafter referred to as generally accepted accounting principles, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included. These adjustments and reclassifications are of a normal recurring nature, with the exception of the cumulative effect of a change in accounting for asset retirement obligations (see Note 3) and discontinued operations (see Note 6). Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     On January 1, 2003, the Company adopted Financial Accounting Standards Board ("FASB") SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. See Note 3 for disclosures relating to SFAS No. 143.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 to permit alternative methods of transition for adopting a fair value based method of accounting for stock-based employee compensation. The Company uses the intrinsic value method to account for stock-based employee compensation. The Company is evaluating whether or not it will adopt the transition provisions of SFAS No. 148 in 2003. See
Note 7 for disclosures relating to SFAS No. 148.

     On January 1, 2003, the Company adopted the provisions of FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on existing disclosure requirements for guarantees and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 had no affect on the Company's financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("Interpretation No. 46"). Interpretation No. 46 clarifies the application of existing consolidation requirements to entities where a controlling financial interest is achieved through arrangements that do not involve voting interests. Under Interpretation No. 46, a variable interest entity is consolidated if a company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. Interpretation No. 46 applies to variable interest entities created or acquired after January 31, 2003. For variable interest entities existing at January 31, 2003, Interpretation No. 46 is effective for accounting periods beginning after June 15, 2003. The application of Interpretation No. 46 is not expected to have a material effect on the Company's financial statements.

     In 2001, the American Institute of Certified Public Accountants ("AICPA") issued an exposure draft of a proposed Statement of Position ("SOP"), "Accounting for Certain Costs Related to Property, Plant, and Equipment." This proposed SOP would create a project timeline framework for capitalizing costs related to property, plant and equipment construction. It would require that property, plant and equipment assets be accounted for at the component level and require administrative and general costs incurred in support of capital projects to be expensed in the current period. In February 2003, the FASB determined that the AICPA should continue their deliberations on certain aspects of the proposed SOP.

     Certain reclassifications have been made to the 2002 financial statements and notes to conform to the financial statement classifications used in the current year. These reclassifications relate primarily to the discontinued operation requirements of SFAS No. 144. These reclassifications had no effect on reported earnings or stockholders' equity.

NOTE 2 - BUSINESS SEGMENTS:

     The Company is organized into three operating segments based on manufacturing and marketing criteria. These segments are the Refining Group, the Retail Group and Phoenix Fuel. A description of each segment and its principal products follows:

     - Refining Group: The Refining Group operates the Company's Ciniza and Bloomfield refineries in the Four Corners area of New Mexico and the Yorktown refinery in Virginia. In addition to these three refineries, the refining group operates a crude oil gathering pipeline system in New Mexico that services the Four Corners refineries, two finished products distribution terminals, and a fleet of crude oil and finished product truck transports. The Company's three refineries manufacture various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. In addition, finished products are acquired through exchange agreements, from third party suppliers and from Phoenix Fuel. These products are sold through Company-operated retail facilities, independent wholesalers and retailers, industrial/commercial accounts, and sales and exchanges with major oil companies. Crude oil, other feedstocks and blending components are purchased from third party suppliers.

     - Retail Group: The Retail Group operates the Company's service stations with convenience stores or kiosks and one travel center. These operations sell various grades of gasoline, diesel fuel, general merchandise, including tobacco and alcoholic and nonalcoholic beverages, and food products to the general public through retail locations. The Refining Group or Phoenix Fuel supplies the petroleum fuels sold by the Retail Group. General merchandise and food products are obtained from third party suppliers. At March 31, 2003, the Company operated 134 service stations.

     - Phoenix Fuel: The Company's Phoenix Fuel operation is an industrial/commercial wholesale petroleum products distribution operation, which includes several lubricant and bulk petroleum distribution plants, an unmanned fleet fueling ("cardlock") operation, a bulk lubricant terminal facility, and a fleet of finished product and lubricant delivery trucks. The petroleum fuels and lubricants sold are primarily obtained from third party suppliers and to a lesser extent from the Refining Group.

     Other Company operations that are not included in any of the three segments are included in the category "Other." These operations consist primarily of corporate staff operations, including selling, general and administrative ("SG&A") expenses.

     Operating income for each segment consists of net revenues less cost of products sold, operating expenses, depreciation and amortization, and the segment's SG&A expenses. The sales between segments are made at market prices. Cost of products sold reflects current costs adjusted, where appropriate, for the last in, first out ("LIFO") method of valuing certain inventories and lower of cost or market inventory adjustments.

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

     Disclosures regarding the Company's reportable segments with a reconciliation to consolidated totals for the three months ended March 31, 2003 and 2002, are presented below.

                                            As of and for the Three Months Ended March 31, 2003 (In thousands)
                                            ----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            ----------------------------------------------------------------
Customer net revenues:
  Finished products:
    Four Corners operations..............   $ 78,551
    Yorktown operations..................    208,067
                                            --------
    Total................................   $286,618  $ 51,743  $102,635  $      -   $       -    $  440,996
  Merchandise and lubricants.............          -    30,934     6,010         -           -        36,944
  Other..................................      9,962     4,034       799        65           -        14,860
                                            --------  --------  --------  --------   ---------    ----------
    Total................................    296,580    86,711   109,444        65           -       492,800
                                            --------  --------  --------  --------   ---------    ----------
Intersegment net revenues:
  Finished products......................     46,013         -    12,634         -     (58,647)            -
  Other..................................      4,020         -         -         -      (4,020)            -
                                            --------  --------  --------  --------   ---------    ----------
    Total................................     50,033         -    12,634         -     (62,667)            -
                                            --------  --------  --------  --------   ---------    ----------
Total net revenues.......................    346,613    86,711   122,078        65     (62,667)      492,800

Net revenues of discontinued operations..          -     2,276         -         -           -         2,276
                                            --------  --------  --------  --------   ---------    ----------
Net revenues of continuing operations....   $346,613  $ 84,435  $122,078  $     65   $ (62,667)   $  490,524
                                            ========  ========  ========  ========   =========    ==========
Operating income (loss):
  Four Corners operations................   $  9,503
  Yorktown operations....................      8,358
                                            --------
Total operating income (loss)............   $ 17,861  $  1,033  $  1,606  $ (4,924)  $    (273)    $  15,303
Discontinued operations..................          -       (30)        -         -         137           107
                                            --------  --------  --------  --------   ---------    ----------
Operating income (loss)
  from continuing operations.............   $ 17,861  $  1,063  $  1,606  $ (4,924)  $    (410)   $   15,196
                                            --------  --------  --------  --------   ---------
Interest expense.........................                                                            (10,159)
Amortization of financing costs                                                                       (1,192)
Interest income..........................                                                                 24
                                                                                                  ----------
Earnings from continuing operations
  before income taxes....................                                                         $    3,869
                                                                                                  ==========
Depreciation and amortization:
  Four Corners operations................   $  3,981
  Yorktown operations....................      1,734
                                            --------
    Total................................   $  5,715  $  2,829  $    454  $    375   $       -    $    9,373
    Discontinued operations..............          -        64         -         -           -            64
                                            --------  --------  --------  --------   ---------    ----------
    Continuing operations................   $  5,715  $  2,765  $    454  $    375   $       -    $    9,309
                                            --------  --------  --------  --------   ---------    ----------
Total assets.............................   $429,325  $128,043  $ 70,828  $ 79,003   $       -    $  707,199
Capital expenditures.....................   $  4,787  $    254  $    205  $     26   $       -    $    5,272
Yorktown refinery acquisition
  contingent payment.....................   $  3,986  $      -  $      -  $      -   $       -    $    3,986

                                            As of and for the Three Months Ended March 31, 2002 (In thousands)
                                            -----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            --------  --------  --------  -------  -----------  ------------
Customer net revenues:
  Finished products......................   $ 52,310  $ 39,419  $ 56,782  $     -   $      -      $148,511
  Merchandise and lubricants.............          -    32,837     5,968        -          -        38,805
  Other..................................      1,843     3,959       578       50          -         6,430
                                            --------  --------  --------  -------   --------      --------
    Total................................     54,153    76,215    63,328       50          -       193,746
                                            --------  --------  --------  -------   --------      --------
Intersegment net revenues:
  Finished products......................     29,592         -    12,306        -    (41,898)            -
  Other..................................      4,473         -         -        -     (4,473)            -
                                            --------  --------  --------  -------   --------      --------
    Total................................     34,065         -    12,306        -    (46,371)            -
                                            --------  --------  --------  -------   --------      --------
Total net revenues.......................     88,218    76,215    75,634       50    (46,371)      193,746

Net revenues of discontinued operations..          -     7,310         -        -          -         7,310
                                            --------  --------  --------  -------   --------      --------
Net revenues of continuing operations....   $ 88,218  $ 68,905  $ 75,634  $    50   $(46,371)     $186,436
                                            ========  ========  ========  =======   ========      ========

Operating income (loss)..................   $  9,050  $   (689) $  1,473  $(3,474)  $     (4)     $  6,356
Discontinued operations..................          -      (447)        -        -          -          (447)
                                            --------  --------  --------  -------   --------      --------
Operating income (loss)
  from continuing operations                $  9,050  $   (242) $  1,473  $(3,474)  $     (4)     $  6,803
                                            --------  --------  --------  -------   --------
Interest expense.........................                                                           (6,003)
Amortization of financing costs                                                                       (208)
Interest income..........................                                                               64
                                                                                                  --------
Earnings from continuing operations
  before income taxes....................                                                         $    656
                                                                                                  ========
Depreciation and amortization............   $  4,549  $  3,200  $    538  $   276   $      -      $  8,563
  Discontinued operations................          -       345         -        -          -           345
                                            --------  --------  --------  -------   --------      --------
  Continuing operations..................   $  4,549  $  2,855  $    538  $   276   $      -      $  8,218
                                            --------  --------  --------  -------   --------      --------
Total assets.............................   $235,682  $155,653  $ 65,230  $50,002   $      -      $506,567
Capital expenditures.....................   $    890  $    308  $    216  $   918   $      -      $  2,332

NOTE 3 - ASSET RETIREMENT OBLIGATIONS:

     On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It addresses legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statue, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel.

     This Statement requires that the fair value of a liability for an Asset Retirement Obligation ("ARO") be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated Asset Retirement Cost ("ARC") is capitalized as part of the carrying amount of the long-lived asset. To initially recognize the Company's ARO liability, the Company capitalized the fair value of all ARO's identified by the Company, calculated as of the date the liability would have been recognized were SFAS No. 143 in effect at that time. In accordance with SFAS No. 143, the Company also recognized the cumulative accretion and accumulated depreciation from the date the liability would have been recognized had the provisions of SFAS No. 143 been in effect, to January 1, 2003, the date of adoption by the Company. As a result, on January 1, 2003, the Company recorded an ARO liability of $2,198,000, ARC assets of $1,580,000 and related accumulated depreciation of $674,000. The Company also reversed a previously recorded asset retirement obligation for $120,000, and recorded a cumulative effective adjustment of $1,172,000 ($704,000 net of taxes).

     The following ARO's were identified by the Company:

         1. Landfills - pursuant to Virginia law, the two solid waste management facilities at the Yorktown refinery must satisfy closure and post-closure care and financial responsibility requirements.

         2. Crude Pipelines - the Company's right-of-way agreements generally require that pipeline properties be returned to their original condition when the agreements are no longer in effect. This means that the pipeline surface facilities must be dismantled and removed and certain site reclamation performed. The Company does not believe these right-of-way agreements will require the Company to remove the underground pipe upon taking the pipeline permanently out of service. Regulatory requirements, however, may mandate that such out-of-service underground pipe be purged.

         3. Storage Tanks - the Company has a legal obligation under applicable law to remove all underground and aboveground storage tanks, both on owned property and leased property, once they are taken out of service. Under some lease arrangements, the Company also has committed to restore the leased property to its original condition.

     The following table reconciles the beginning and ending aggregate carrying amount of the Company's ARO's for the three and twelve month periods ended March 31, 2003 and December 31, 2002, respectively.

                                            March 31,   December 31,
                                              2003          2002
                                            ---------   ------------
                                                (In thousands)
Liability beginning of year...........       $2,198        $1,719
Liabilities incurred..................            -           340
Liabilities settled...................            -             -
Accretion expense.....................           45           139
Revision to estimated cash flows......            -             -
                                             ------        ------
Liability end of period...............       $2,243        $2,198
                                             ======        ======

     The effect of the change for the first quarter of 2003 was to reduce earnings before the cumulative effect of change in accounting principle by approximately $46,000 or a half a cent per share.

     The pro forma information below for the three months ended March 31, 2002 reflects the effects of additional depreciation and accretion expense net of related income taxes as if the requirements of SFAS No. 143 were in effect as of the beginning of the period.

                                                      Three Months
                                                  Ended March 31, 2002
                                                  --------------------
                                                     (In thousands)
Earnings from continuing operations..............        $  353
Loss from discontinued operations................          (268)
                                                         ------
                                                         $   85
                                                         ======
Net earnings (loss) per common share:
  Basic and assuming dilution:
    Continuing operations........................        $ 0.04
    Discontinued operations......................         (0.03)
                                                         ------
                                                         $ 0.01
                                                         ======

NOTE 4 - YORKTOWN ACQUISITION:

     On May 14, 2002, the Company acquired the 61,900 bpd Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc. (collectively, "BP").

     As part of the Yorktown acquisition, the Company agreed to pay to BP earn-out payments, beginning in 2003 and concluding at the end of 2005, up to a maximum of $25,000,000 when the average monthly spreads for regular reformulated gasoline or No. 2 distillate over West Texas Intermediate equivalent light crude oil on the New York Mercantile Exchange exceed $5.50 or $4.00 per barrel, respectively. In the first quarter of 2003, the Company incurred $3,986,000 under this provision of the purchase agreement. These earn-out payments are considered additional purchase price and are allocated to the assets acquired in the same proportions as the original purchase price was allocated, not to exceed the estimated current replacement cost, and amortized over the estimated remaining life of the assets. No material adjustments have been made to the Company's initial allocation of the purchase price of the Yorktown refinery except as noted above.

     The following unaudited pro forma financial information for the three months ended March 31, 2002 gives effect to the: (i) Yorktown acquisition;
(ii) financing transactions entered into in connection with the Yorktown acquisition; and (iii) redemption of the Company's $100,000,000 of 9 3/4% Senior Subordinated Notes due 2003 (the "9 3/4% Notes"), which occurred on June 28, 2002, as if each had occurred at the beginning of the period presented. The pro forma results were determined using estimates and assumptions, which management believes to be reasonable, based upon limited available information from BP. This pro forma information is not necessarily indicative of the results of future operations.

                                                        Three Months
                                                    Ended March 31, 2002
                                                    --------------------
                                                    (In thousands, except
                                                       per share data)
Revenues from continuing operations..............          $321,136
Net loss from continuing operations..............          $ (8,785)
Net loss.........................................          $ (9,053)
Net loss from continuing operation per share:
  Basic..........................................          $  (1.03)
  Diluted........................................          $  (1.03)
Net loss per share:
  Basic..........................................          $  (1.06)
  Diluted........................................          $  (1.06)

NOTE 5 -Goodwill and Other Intangible Assets:

     At March 31, 2003 and December 31, 2002, the Company had goodwill of $19,414,000 and $19,465,000, respectively.

     The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows:

                                         Refining    Retail    Phoenix
                                          Group      Group       Fuel      Total
                                         --------   -------    -------    -------
                                                    (In thousands)
Balance as of January 1, 2003.........   $   125    $ 4,618    $14,722    $19,465
Goodwill written off related
  to the sale of two retail units.....         -        (51)         -        (51)
                                         -------    -------    -------    -------
Balance as of March 31, 2003..........   $   125    $ 4,567    $14,722    $19,414
                                         =======    =======    =======    =======

     A summary of intangible assets that are included in "Other Assets" in the Consolidated Balance Sheet at March 31, 2003 is presented below:

                                              Gross                        Net
                                            Carrying     Accumulated    Carrying
                                              Value      Amortization     Value
                                            --------     ------------   --------
                                                        (In thousands)
Amortized intangible assets:
  Rights-of-way..........................    $ 3,564       $ 2,418      $ 1,146
  Contracts..............................      3,971         3,506          465
  Licenses and permits...................        786            81          705
                                             -------       -------      -------
                                               8,321         6,005        2,316
                                             -------       -------      -------
Unamortized intangible assets:
  Liquor licenses........................      7,409             -        7,409
                                             -------       -------      -------
Total intangible assets..................    $15,730       $ 6,005      $ 9,725
                                             =======       =======      =======

NOTE 6 - DISCONTINUED OPERATIONS, ASSETS HELD FOR SALE, AND DISPOSITIONS:

     Earnings from discontinued operations before income taxes of $107,000 for the three months ended March 31, 2003 include a gain on the disposal of two retail units, one of which was closed, of $137,000, which is net of $51,000 of associated goodwill, and net operating losses of $30,000 relating to the ongoing operations of five retail units that are held for sale and one of the units that was sold. Losses from discontinued operations before income taxes of $447,000 for the three months ended March 31, 2002 relate to various retail units qualifying for discontinued operations reporting under SFAS No. 144 adopted by the Company in 2002.

     Included in "Other Assets" as assets held for sale in the accompanying Condensed Consolidated Balance Sheets are the following categories of assets. All of these assets are being marketed for sale. In the first quarter of 2003, one closed retail unit was sold and impairment write-downs of $400,000 were recorded relating to various other assets.

                                                        March 31, 2003    December 31, 2002
                                                        --------------    -----------------
                                                                  (In thousands)
Operating retail units included in
  discontinued operations:
    Property, plant and equipment.....................      $   902              $ 3,088
    Inventories.......................................          243                  324
                                                            -------              -------
                                                              1,145                3,412
Vacant land - residential/commercial property.........        6,278                6,351
Closed retail units...................................        1,767                2,376
Vacant land - industrial site.........................        1,596                1,596
Vacant land - adjacent to retail units................        1,189                1,201
                                                            -------              -------
                                                            $11,975              $14,936
                                                            =======              =======

     Included in discontinued operations is the following operating information.

                                                       Three Months
                                                      Ended March 31,
                                                    -------------------
                                                      2003       2002
                                                    --------   --------
                                                       (In thousands)
Revenues.........................................   $ 2,276    $ 7,310
Pre-tax operating losses.........................   $   (30)   $  (447)

NOTE 7 - EARNINGS PER SHARE AND STOCK-BASED COMPENSATION:

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                        Three Months
                                                       Ended March 31,
                                                    ---------------------
                                                      2003        2002
                                                    ---------   ---------
Numerator                                               (In thousands)
Earnings from continuing operations..............   $   2,266   $     391
Earnings (loss) from discontinued operations.....          64        (268)
Cumulative effect of change in
  accounting principle...........................        (704)          -
                                                    ---------   ---------
Net earnings.....................................   $   1,626   $     123
                                                    =========   =========

                                                        Three Months
                                                       Ended March 31,
                                                    ---------------------
                                                      2003        2002
                                                    ---------   ---------
Denominator
Basic - weighted average shares outstanding......   8,571,779   8,553,879
Effect of dilutive stock options.................      42,861      17,843
                                                    ---------   ---------
Diluted - weighted average shares outstanding....   8,614,640   8,571,722
                                                    =========   =========

                                                        Three Months
                                                       Ended March 31,
                                                    ---------------------
                                                      2003        2002
                                                    --------    ---------
Basic Earnings Per Share
Earnings from continuing operations..............   $    0.26   $    0.04
Earnings (loss) from discontinued operations.....        0.01       (0.03)
Cumulative effect of change in
  accounting principle...........................       (0.08)          -
                                                    ---------   ---------
Net earnings.....................................   $    0.19   $    0.01
                                                    =========   =========



                                                        Three Months
                                                       Ended March 31,
                                                    ---------------------
                                                       2003        2002
                                                    ---------   ---------
Diluted Earnings Per Share
Earnings from continuing operations..............   $    0.26   $    0.04
Earnings (loss) from discontinued operations.....        0.01       (0.03)
Cumulative effect of change in
  accounting principle...........................       (0.08)          -
                                                    ---------   ---------
Net earnings.....................................   $    0.19   $    0.01
                                                    =========   =========

     On April 3, 2003, the Company contributed 213,776 newly issued shares of its common stock to its 401(k) plan as a discretionary contribution for the year 2002.

     On April 5, 2003, 47,750 out-of-the-money stock options granted in 1993 expired.

     On May 9, 2003, the Company granted 140,500 stock options under its 1998 Stock Incentive Plan.

     At March 31, 2003, there were 8,571,779 shares of the Company's common stock outstanding. There were no transactions subsequent to March 31, 2003, except as described above, that if the transactions had occurred before March 31, 2003, would materially change the number of common shares or potential common shares outstanding as of March 31, 2003.

     The Company uses the intrinsic value method to account for stock-based employee compensation. If the Company had elected to recognize compensation costs based on the fair value at the date of grant, consistent with the provision of SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net earnings and basic and diluted earnings per share for the three months ended March 31, 2003 and 2002 would have been lower by approximately $60,000 and $0.01 per share and $78,000 and $0.01 per share, respectively.

NOTE 8 - INVENTORIES:

                                          March 31, 2003    December 31, 2002
                                          --------------    -----------------
                                                    (In thousands)
First-in, first-out ("FIFO") method:
  Crude oil............................     $ 32,545             $ 34,192
  Refined products.....................       70,953               59,896
  Refinery and shop supplies...........       11,636               11,362
  Merchandise..........................        3,096                3,374
Retail method:
  Merchandise..........................        8,790                8,834
                                            --------             --------
    Subtotal...........................      127,020              117,658
Adjustment for last-in,
  first-out ("LIFO") method............      (27,028)              (9,641)
                                            --------             --------
    Total..............................     $ 99,992             $108,017
                                            ========             ========

     The portion of inventories valued on a LIFO basis totaled $69,326,000 and $70,329,000 at March 31, 2003 and December 31, 2002, respectively. The following data will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at March 31, 2003 and 2002, net earnings and diluted earnings per share amounts for the three months ended March 31, 2003 and 2002, would have been higher (lower) by $10,432,000 and $1.21, and $(89,000) and $(0.01), respectively.

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

     In the first quarter of 2003, the Company entered into various crude oil futures contracts in order to economically hedge crude oil inventories and purchases for the Yorktown refinery operations. For the three months ended March 31, 2003, the Company recognized losses on these contracts of approximately $1,433,000 in cost of products sold. These transactions did not qualify for hedge accounting in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, and accordingly were marked to market each month. There were no open crude oil futures contracts or other commodity derivative contracts at March 31, 2003, except as discussed below.

     At March 31, 2003, the Company had 60 open gasoline futures contracts relating to a purchase requirement for certain Yorktown refinery feedstocks. These contracts reflected an unrealized gain of approximately $33,000 at March 31, 2003, and were closed out April 2, 2003, at a loss of approximately $161,000.

NOTE 10 - LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                        March 31, 2003    December 31, 2002
                                                        --------------    -----------------
                                                                  (In thousands)
11% senior subordinated notes, due 2012, net
  of unamortized discount of $5,563 and $5,651,
  interest payable semi-annually......................     $194,437             $194,349
9% senior subordinated notes, due 2007,
  interest payable semi-annually......................      150,000              150,000
Senior secured revolving credit facility, due 2005,
  floating interest rate, interest payable monthly....       15,000               25,000
Senior secured mortgage loan facility, due 2005,
  floating interest rate, principal and interest
  payable monthly.....................................       28,889               32,222
Capital lease obligations, 11.3%, due
  through 2007, interest payable monthly..............        6,664                6,703
Other.................................................           38                   46
                                                           --------             --------
  Subtotal............................................      395,028              408,320
Less current portion..................................       (8,917)             (10,251)
                                                           --------             --------
  Total...............................................     $386,111             $398,069
                                                           ========             ========

     Repayment of both the 11% and 9% senior subordinated notes (collectively, the "Notes") is jointly and severally guaranteed on an unconditional basis by the Company's direct and indirect wholly-owned subsidiaries, subject to a limitation designed to ensure that such guarantees do not constitute a fraudulent conveyance. Except as otherwise specified in the indentures pursuant to which the Notes were issued, there are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to the Company in certain circumstances.

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

     The Company has a $100,000,000 three-year senior secured revolving credit facility (the "Credit Facility") with a group of banks. The Company also has a $40,000,000 three-year senior secured mortgage loan facility (the "Loan Facility") with a group of financial institutions.

     The Credit Facility is primarily a working capital and letter of credit facility. The availability of funds under this facility is the lesser of (i) $100,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At March 31, 2003, the availability of funds under the Credit Facility was $100,000,000. There were $15,000,000 in direct borrowings outstanding under this facility at March 31, 2003, and there were approximately $38,468,000 of irrevocable letters of credit outstanding, primarily to crude oil suppliers, insurance companies and regulatory agencies. On May 1, 2003, there were $15,000,000 in direct borrowings outstanding under this facility and there were approximately $39,368,000 of irrevocable letters of credit outstanding.

     The interest rate applicable to the Credit Facility is tied to various short-term indices. At March 31, 2003, this rate was approximately 5.1% per annum. The Company is required to pay a quarterly commitment fee of 0.50% per annum of the unused amount of the facility.

     The obligations under the Credit Facility are guaranteed by each of the Company's principal subsidiaries and secured by a security interest in the personal property of the Company and the personal property of the Company's subsidiaries, including accounts receivable, inventory, contracts, chattel paper, trademarks, copyrights, patents, license rights, deposit and investment accounts and general intangibles. The obligations under the Credit Facility also are secured by first priority liens on the Bloomfield and Ciniza refineries, including the land, improvements, equipment and fixtures related to the refineries; certain identified New Mexico service station/convenience stores; the stock of the Company's various direct and indirect subsidiaries; and all proceeds and products of this additional collateral. The lenders under the Loan Facility are entitled to participate with the lenders under the Credit Facility in this additional collateral pro rata based on the obligations owed by the Company under the Credit Facility and the Loan Facility.

     The Credit Facility contains negative covenants limiting, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness; create liens; dispose of assets; make capital expenditures through 2003; consolidate or merge; make loans and investments; enter into transactions with affiliates; use loan proceeds for certain purposes; guarantee obligations and incur contingent obligations; enter into agreements restricting the ability of subsidiaries to pay dividends to the Company; make distributions or stock repurchases; make significant changes in accounting practices or change the Company's fiscal year; and except on terms acceptable to the senior secured lenders, to prepay or modify subordinated indebtedness.

     The Credit Facility also requires the Company to meet certain financial covenants, each calculated on a pro forma basis for the Yorktown acquisition, including maintaining a minimum consolidated tangible net worth, a minimum fixed charge coverage ratio, a total leverage ratio, and a senior leverage ratio of consolidated senior indebtedness to consolidated Earnings Before Income Tax, Depreciation and Amortization ("EBITDA"); and achieve a minimum quarterly consolidated EBITDA. The Company also is required to prepay any outstanding principal amount of the Credit Facility by $15,000,000 from the proceeds of asset sales occurring between October 1, 2002 and June 30, 2003. Proceeds of approximately $8,713,000 were used to reduce the outstanding principal balance of the Credit Facility as of March 31, 2003.

     Pursuant to the Loan Facility, the Company issued notes to the lenders, which bear interest at a rate that is tied to various short-term indices. At March 31, 2003, this rate was approximately 6.8% per annum. The remainder of the notes fully amortize during the three-year term as follows: 2003 - $6,889,000, 2004 - $11,111,000, and 2005 - $10,889,000.

     The Loan Facility is secured by the Yorktown refinery property, fixtures and equipment, excluding inventory, accounts receivable and other Yorktown refinery assets securing the Credit Facility. The Company and its principal subsidiaries also guarantee the loan and have granted the lenders the same additional collateral as described above in connection with the Credit Facility. The Loan Facility contains the same negative covenants as in the Credit Facility and requires the Company to meet the same financial covenants as in the Credit Facility.

     The Company's failure to satisfy any of the covenants in the Credit Facility and the Loan Facility is an event of default under both facilities. Both facilities also include other customary events of default, including, among other things, a cross-default to the Company's other material indebtedness and certain changes of control.

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

     Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company's business, including those matters described below, are pending against the Company and certain of its subsidiaries. Certain of these matters involve or may involve significant claims for compensatory, punitive or other damages. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at March 31, 2003, that may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company's recorded accruals should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of these matters could result in a material adverse effect on the Company's results of operations for a particular reporting period.

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

ENVIRONMENTAL ACCRUALS

     As of March 31, 2003 and December 31, 2002, the Company had environmental liability accruals of approximately $8,112,000 and $8,367,000, respectively, which are summarized below. Environmental accruals are recorded in the current and long-term sections of the Company's Condensed Consolidated Balance Sheets.



                          Summary of Environmental Contingencies
                                    (In thousands)


                                              As of      Increase                 As of
                                             12/31/02   (Decrease)   Payments   03/31/03
                                             --------   ----------   --------   --------
Farmington Refinery.......................   $   570     $     -     $     -    $   570
Ciniza - Land Treatment Facility..........       189           -           -        189
Bloomfield Tank Farm (Old Terminal).......        89           -         (19)        70
Ciniza - Solid Waste Management Units.....       275           -           -        275
Bloomfield Refinery.......................       310           -         (17)       293
Ciniza Well Closures......................       100           -           -        100
Retail Service Stations - Various.........       119           -          (4)       115
Yorktown Refinery.........................     6,715           -        (215)     6,500
                                             -------     -------     -------    -------
   Totals.................................   $ 8,367     $     -     $  (255)   $ 8,112
                                             =======     =======     =======    =======

     At March 31, 2003, approximately $7,433,000 of these accruals were for the following projects: (i) the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of the Company's inactive Farmington refinery; (ii) environmental obligations assumed in connection with the acquisitions of the Yorktown refinery and the Bloomfield refinery; and (iii) hydrocarbon contamination on and adjacent to the 5.5 acres that the Company owns in Bloomfield, New Mexico. The remaining amount of the accrual relates to the closure of certain solid waste management units at the Ciniza refinery, which is being conducted in accordance with the refinery's Resource Conservation and Recovery Act permit; closure of the Ciniza refinery land treatment facility including post-closure expenses; estimated monitoring well closure costs at the Ciniza refinery; and amounts for smaller remediation projects.

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

     The Company has provided information to NMED with respect to both of the above matters that may result in the modification or dismissal of some of the alleged violations and reductions in the amount of potential penalties. The Company is engaged in ongoing discussions with NMED concerning the information provided by the Company.

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

LEE ACRES LANDFILL

     The Farmington refinery property is located adjacent to the Lee Acres Landfill (the "Landfill"), a closed landfill formerly operated by San Juan County, which is situated on lands owned by the United States Bureau of Land Management (the "BLM"). Industrial and municipal wastes were disposed of in the Landfill by numerous sources. While the Landfill was operational, the Company used it to dispose of office trash, maintenance shop trash, used tires and water from the Farmington refinery's evaporation pond.

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

     BLM has received public comment on its proposed plan. The final remedy for the site, however, has not yet been selected. Although the Company was given reason to believe that a final remedy would be selected in 2002, that selection did not occur. The Company has been advised that the site remedy may be announced in 2003. In 1989, a consultant to the Company estimated, based on various assumptions, that the Company's share of potential liability could be approximately $1,200,000. This amount was based upon estimated Landfill remediation costs significantly higher than those being proposed by BLM. The amount also was based on the consultant's evaluation of such factors as available clean-up technology, BLM's involvement at the site and the number of other entities that may have had involvement at the site, but did not include an analysis of all of the Company's potential legal defenses and arguments, including possible setoff rights.

     Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean-up costs at a site even though the party was responsible for only a small part of such costs. Although it is possible that the Company may ultimately incur liability for clean-up costs associated with the Landfill, a reasonable estimate of the amount of this liability, if any, cannot be made at this time because, among other reasons, the final site remedy has not been selected, a number of entities had involvement at the site, allocation of responsibility among potentially responsible parties has not yet been made, and potentially applicable factual and legal issues have not been resolved. The Company has not recorded a liability in relation to BLM's proposed plan because the amount of any potential liability is currently not determinable.

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

BLOOMFIELD REFINERY ENVIRONMENTAL OBLIGATIONS

     In connection with the acquisition of the Bloomfield refinery, the Company assumed certain environmental obligations including Bloomfield Refining Company's ("BRC") obligations under an administrative order issued by EPA in 1992 pursuant to the Resource Conservation and Recovery Act (the "Order"). The Order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. EPA has delegated its oversight authority over the Order to NMED's Hazardous Waste Bureau ("HWB"). In 2000, the OCD approved the groundwater discharge permit for the refinery, which included an abatement plan that addressed the Company's environmental obligations under the Order. Discussions between OCD, HWB and the Company have resulted in revisions to the abatement plan. As of March 31, 2003, the Company had an accrual of $293,000 for remediation expenses associated with the abatement plan, and anticipates that these expenses will be incurred through approximately 2018.

BLOOMFIELD TANK FARM (OLD TERMINAL)

     The Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank (the "Tank") that was located in Bloomfield, New Mexico. The Company believes that all or a portion of the Tank and the 5.5 acres owned by the Company on which the Tank was located may have been a part of a refinery, owned by various other parties, that, to the Company's knowledge, ceased operations in the early 1960s. The Company received approval to conduct a pilot bioventing project to address remaining contamination at the site, which was completed in June 2001. Based on the results of the pilot project, the Company submitted a remediation plan to OCD proposing the use of bioventing to address the remaining contamination. This remediation plan was approved by OCD in June 2002. The Company anticipates that it will incur soil remediation expenses through approximately 2004 in connection with the bioventing plan followed by continued groundwater monitoring and testing until natural attenuation has completed the process of groundwater remediation. At March 31, 2003, the Company had an environmental accrual of $70,000 for this matter.

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

     Environmental obligations assumed by the Company include BP's responsibilities under a consent decree among various parties covering many locations. Parties to the consent decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. The Company assumed BP's responsibilities as of January 18, 2001, the date the consent decree was lodged with the court. As applicable to the Yorktown refinery, the consent decree requires, among other things, reduction of NOx, SO2 and particulate matter emissions and adoption of enhancements to the refinery's leak detection and repair program. The Company estimates that it will incur capital expenditures in the approximate amount of $20,000,000 to $27,000,000 to comply with the Consent Decree and that these costs will be incurred over a period of approximately five years, although the Company believes most of the expenditures will be incurred in 2006. In addition, the Company estimates that it will incur operating expenses associated with the requirements of the Consent Decree of approximately $1,600,000 to $2,600,000 per year.

     The environmental obligations assumed in connection with the Yorktown acquisition also include BP's obligations under an administrative order (the "Yorktown Order") issued by EPA in 1991 pursuant to the Resource Conservation and Recovery Act ("RCRA"). The Yorktown Order requires an investigation of certain areas of the refinery and the development of measures to correct any releases of contaminants or hazardous constituents found in these areas. A RCRA Facility Investigation and a Corrective Measures Study ("RFI/CMS") already has been prepared. It was revised by BP, in draft form, to incorporate comments from EPA and the Virginia Department of Environmental Quality ("VDEQ"), although a final RFI/CMS has not yet been approved. The draft RFI/CMS proposes certain investigation, sampling, monitoring, and cleanup measures, including the construction of an on-site corrective action management unit that would be used to consolidate hazardous materials associated with these measures. These proposed actions relate to soil, sludge, and remediation wastes relating to certain solid waste management units, groundwater in the aquifers underlying the refinery, and surface water and sediment in a small pond and tidal salt marsh on the refinery property. The Company anticipates that EPA may issue a proposed course of action for public comment in the first half of 2003. Following the public comment period, EPA will issue an approved RFI and CMS in coordination with VDEQ and will make a final remedy decision. The Company estimates that expenses associated with the actions described in the proposed RFI/CMS will cost approximately $19,000,000 to $21,000,000, and will be incurred over a period of approximately 30 years, with approximately $5,000,000 of this amount being incurred over an initial 3-year period, and additional expenditures in the approximate amount of $5,000,000 being incurred over the following 3-year period. The Company, however, may not be responsible for all of these expenditures as a result of the environmental indemnification provisions included in its purchase agreement with BP, as more fully discussed below.

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

     On October 21, 2002, the Company received a notice from EPA assessing it a penalty of $110,000 under the consent decree in connection with a hydrocarbon flaring incident at the Yorktown refinery. On November 18, 2002, the Company received a second notice from EPA, correcting the earlier notice and assessing a penalty of $137,500, which was later increased to $163,100. The flaring occurred during a five-day period in April 2002 following a power outage at the refinery. On April 14, 2003, the Company settled this penalty in full by making a payment of $50,000 to EPA. The Company believes that it is entitled to indemnification from BP for the entire amount of the penalty since the Company did not own the Yorktown refinery at the time the flaring incident occurred. The Company further believes that the indemnification limitations set forth in the refinery purchase agreement are not applicable to such a penalty. Accordingly, the Company has requested reimbursement from BP.

DEFENSE ENERGY SUPPORT CENTER CLAIM

     On February 11, 2003, the Company filed a complaint against the United States in the United States Court of Federal Claims in connection with military jet fuel that the Company sold to the Defense Energy Support Center ("DESC") from 1983 through 1994. The Company asserted that the United States, acting through DESC, underpaid for the jet fuel in the approximate amount of $17,000,000. The Company believes that its claims are supported by recent federal court decisions, including decisions from the Court of Federal Claims, dealing with contract provisions similar to those contained in the contracts that are the subject of the Company's claims. The DESC has indicated that it may counterclaim and assert, based on its interpretation of the contract provisions, that the Company owes additional amounts ranging from approximately $2,100,000 to $4,900,000. DESC denied all liability in a motion for summary judgment filed in the second quarter of 2003. The Company expects to file its own cross-motion summary judgment in the future. Due to the preliminary nature of this matter, there can be no assurance that the Company will ultimately prevail on its claims or DESC's counterclaims, nor is it possible to predict when any payment will be received if the Company is successful. Accordingly, the Company has not recorded a receivable for these claims or a liability for any potential counterclaim.

FORMER CEO MATTERS

     James E. Acridge was terminated as the Company's President and Chief Executive Officer, and was replaced as the Company's Chairman, on March 29, 2002. He remains on the Board of Directors. The Company paid Mr. Acridge the equivalent of his pre-termination base salary until July 26, 2002. In addition, the Company extended the exercise period of Mr. Acridge's stock options until June 29, 2003.

     On July 22, 2002, Mr. Acridge filed a lawsuit in the Superior Court of Arizona for Maricopa County against current Company officers Messrs. Holliger, Gust, Cox, and Bullerdick, current Company directors Messrs. Bernitsky, Kalen, and Rapport, and as yet unidentified accountants, auditors, appraisers, attorneys, bankers and professional advisors (the "Lawsuit"). Mr. Acridge alleged that the defendants wrongfully interfered with his employment agreement and caused the Company to fire him. The complaint sought unspecified general compensatory damages, punitive damages, and costs and attorneys' fees. The complaint also stated that Mr. Acridge intended to initiate a separate arbitration proceeding against the Company, alleging that the Company breached his employment agreement and violated an implied covenant of good faith and fair dealing. The court subsequently ruled that the claims raised in the Lawsuit were subject to arbitration and the Lawsuit was dismissed. Arbitration proceedings in connection with the claims described above have not yet been initiated. If proceedings are initiated, the claims will be defended vigorously. The Company believes that the named officers and directors of the Company are entitled to indemnification from the Company in connection with the defense of, and any liabilities arising out of, the claims asserted by Mr. Acridge.

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

     Giant Arizona has executed a lease for approximately 8,176 square feet of additional space from a limited liability company (the "Landlord") in which the bankruptcy estate of Prime Pinnacle the ("Prime Estate") owned a 51% interest. Giant Arizona has executed a sublease with a separate limited liability company controlled by Mr. Acridge for use of the space as an inn. The initial term for each of the lease and the sublease is for five years, terminating on June 30, 2003, with one option to renew for an additional five years, which the Company will not exercise. The rent under both the lease and the sublease currently is $21.76 per square foot. The rent is subject to adjustment annually based on changes in the Consumer Price Index. The sublease also provides that Giant Arizona may terminate the sublease at any time upon 120 days prior written notice. Except in connection with the settlement negotiations discussed below, Giant Arizona has never made rental payments to the Landlord, and believes that, in the past, the Landlord received payments directly from the sublessee. In August 2001, the owner of the 49% interest in the Landlord (the "Minority Owner") notified Giant Arizona that the sublessee was delinquent on the payment of the rent due, and on or about December 28, 2001, the Minority Owner filed a derivative lawsuit for and on behalf of the Landlord against Giant Arizona to collect all amounts owing under the lease. Subsequently, the matter was referred to arbitration by court order. Pursuant to a letter dated January 16, 2002, the Company made a formal demand on the sublessee for the sublessee to pay all of the past due amounts and, on May 23, 2002, made a separate demand for arbitration of this matter. In September 2002, the Company negotiated a settlement agreement with the Minority Owner, subject to approval by the Prime Estate and the bankruptcy court, in which it agreed to pay the Landlord approximately $375,000 for rent and other monetary obligations allegedly due under the lease from May 2001 through October 2002, and agreed to be responsible for rental payments from November 2002 through June 2003 in the approximate amount of $20,000 per month. The settlement amounts are being paid into an escrow account. The parties are in the process of revising the settlement agreement to reflect recent developments in the Prime Pinnacle bankruptcy proceeding, including the assignment of Prime Estate's 51% interest in the Landlord to the Minority Owner. If these negotiations are not successful, the Company maintains that the amounts in the escrow account should be returned to the Company. The Landlord (now owned 100% by the Minority Owner) has, however, filed suit against Giant Arizona alleging that the prior settlement agreement is binding on the Company and seeking associated damages. If negotiations with the Landlord are not successful, the Company intends to defend the matter vigorously. Notwithstanding the negotiations with the Minority Owner, the Company's arbitration action against the sublessee is still in process, and the Company has taken additional legal action both to request replacement of the sublessee with a receiver and to evict the sublessee from the property.

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

     The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain critical accounting policies that materially affect the amounts recorded in the consolidated financial statements are the use of the LIFO method of valuing certain inventories, the accounting for certain environmental remediation liabilities, the accounting for certain related party transactions, and assessing the possible impairment of certain long-lived assets. There have been no changes to these policies in 2003, except as relates to the adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations". See Note 3 to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1.

RESULTS OF OPERATIONS

     Included below are certain operating results and operating data for the Company and its operating segments.

                                                                      Three Months
                                                                     Ended March 31,
                                                              ----------------------------
                                                                 2003               2002
                                                              ---------          ---------
Net revenues.............................................     $ 490,524          $ 186,436
Cost of products sold....................................       418,208            141,311
                                                              ---------          ---------
Gross margin.............................................        72,316             45,125
Operating expenses.......................................        40,377             24,675
Depreciation and amortization............................         9,309              8,218
Selling, general and administrative expenses.............         7,024              5,425
Net loss on disposal/write-down of assets................           410                  4
                                                              ---------          ---------
Operating income.........................................        15,196              6,803
Interest expense.........................................       (10,159)            (6,003)
Amortization of financing costs..........................        (1,192)              (208)
Interest and investment income...........................            24                 64
                                                              ---------          ---------
Earnings from continuing operations before income taxes..         3,869                656
Provision for income taxes ..............................         1,603                265
                                                              ---------          ---------
Earnings from continuing operations before
  cumulative effect of change in accounting principle....         2,266                391

Discontinued operations, net of income tax
  provision (benefit) of $43 and ($179)..................            64               (268)

Cumulative effect of change in accounting principle
  net of income tax benefit of $469......................          (704)                 -
                                                              ---------          ---------
Net earnings.............................................     $   1,626          $     123
                                                              =========          =========
Net earnings (loss) per common share:
  Basic
    Continuing operations................................     $    0.26          $    0.04
    Discontinued operations..............................          0.01              (0.03)
    Cumulative effect of change in accounting principle..         (0.08)                 -
                                                              ---------          ---------
                                                              $    0.19          $    0.01
                                                              =========          =========
  Assuming dilution
    Continuing operations................................     $    0.26          $    0.04
    Discontinued operations..............................          0.01              (0.03)
    Cumulative effect of change in accounting principle..         (0.08)                 -
                                                              ---------          ---------
                                                              $    0.19          $    0.01
                                                              =========          =========

                                                                      Three Months
                                                                     Ended March 31,
                                                              ----------------------------
                                                                 2003               2002
                                                              ---------          ---------
Net revenues:(1)
  Refining Group:
    Four Corners operations.............................      $ 138,163          $  88,218
    Yorktown operations(2)..............................        208,450                  -
  Retail Group..........................................         84,435             68,905
  Phoenix Fuel..........................................        122,078             75,634
  Other.................................................             65                 50
  Intersegment..........................................        (62,667)           (46,371)
                                                              ---------          ---------
  Net revenues of continuing operations.................        490,524            186,436
  Net revenues of discontinued operations...............          2,276              7,310
                                                              ---------          ---------
  Total net revenues....................................      $ 492,800          $ 193,746
                                                              =========          =========
Income (loss) from operations:(1)
  Refining Group:
    Four Corners operations.............................      $   9,503          $   9,050
    Yorktown operations(2)..............................          8,358                  -
  Retail Group..........................................          1,063               (242)
  Phoenix fuel..........................................          1,606              1,473
  Other.................................................         (4,924)            (3,474)
  Net loss on disposal/write-down of assets.............           (410)                (4)
                                                              ---------          ---------
  Operating income from continuing operations...........         15,196              6,803
  Operating income (loss) from discontinued operations..            107               (447)
                                                              ---------          ---------
  Total income from operations                                $  15,303          $   6,356
                                                              =========          =========

(1) The Refining Group operates the Company's three refineries, its crude oil gathering pipeline system, two finished products distribution terminals, and a fleet of crude oil and finished product truck transports. The Retail Group operates the Company's service stations with convenience stores or kiosks and one travel center. Phoenix
    Fuel is a wholesale petroleum products distribution operation, which includes several lubricant and bulk petroleum distribution plants, an unmanned fleet fueling ("cardlock")
    operation, a bulk lubricant terminal facility, and a fleet of finished product and lubricant delivery trucks. The Other category is primarily corporate staff operations.
(2) Acquired May 14, 2002.

                                                                      Three Months
                                                                     Ended March 31,
                                                              ----------------------------
                                                                 2003               2002
                                                              ---------          ---------
Refining Group Operating Data:
  Four Corners Operations:
    Crude Oil/NGL Throughput (BPD)......................         31,146             33,785
    Refinery Sourced Sales Barrels (BPD)................         31,534             31,161
    Average Crude Oil Costs ($/Bbl).....................      $   31.21          $   18.90
    Refining Margins ($/Bbl)............................      $    8.32          $    7.36
  Yorktown Operations:
    Crude Oil/NGL Throughput (BPD)......................         56,256                  -
    Refinery Sourced Sales Barrels (BPD)................         59,389                  -
    Average Crude Oil Costs ($/Bbl).....................      $   32.85                  -
    Refining Margins ($/Bbl)............................      $    4.25                  -

Retail Group Operating Data:
(Continuing operations only)
  Fuel Gallons Sold (000's).............................         41,616             43,143
  Fuel Margins ($/gal)..................................      $   0.142          $   0.133
  Merchandise Sales ($ in 000's)........................      $  30,184          $  29,845
  Merchandise Margins...................................           30.7%              27.7%

  Operating Retail Outlets at Quarter End:
    Continuing Operations...............................            130                130
    Discontinued Operations.............................              5                 20

Phoenix Fuel Operating Data:
  Fuel Gallons Sold (000's).............................        103,037             92,471
  Fuel Margins ($/gal)..................................      $   0.047          $   0.052
  Lubricant Sales ($ in 000's)..........................      $   5,615          $   5,387
  Lubricant Margins.....................................           16.2%              16.5%

     Certain factors affecting the Company's results of operations for the three months ended March 31, 2003, include, among other things, the following:

     - The acquisition of the Yorktown refinery on May 14, 2002. The Yorktown refinery began a crude unit and coker unit turnaround at the end of March 2003. The refinery was back in operation April 16, 2003.

     - Strong refining margins at the Company's refineries due to, among other things, tight crude oil and finished product inventories and strong finished product demand, reduced in part by losses on various crude oil futures contracts.

     - Strong finished product demand for the Company's Phoenix Fuel operations.

     - Improved retail fuel margins in several of the Company's market areas.

     - The sale of three retail units during the first quarter of 2003.

Earnings From Continuing Operations Before Income Taxes
-------------------------------------------------------

     For the three months ended March 31, 2003, earnings from continuing operations before income taxes were $3,869,000, compared to earnings of $656,000 for the three months ended March 31, 2002, an increase of $3,213,000. The increase includes the following items related to the operation and acquisition of the Yorktown refinery: (i) operating earnings of $8,358,000; (ii) an increase in the amortization of financing costs of $984,000, and (iii) additional interest expense of $6,592,000. The remainder of the increase, relating to the Company's other operations, was primarily due to a 13% increase in Four Corners refinery margins. Also contributing to the increase was a 19% increase in wholesale fuel volumes sold by Phoenix Fuel to third-party customers, a 9% increase in retail fuel margins, and an 11% increase in retail merchandise margins. Four Corners refinery fuel volumes sold increased 1%. These increases were offset in part by higher operating expenses and selling, general, and administrative ("SG&A") expenses for other Company operations, and a 4% decline in retail fuel volumes sold. In addition, $400,000 of asset impairment write-downs were recorded for various assets held for sale.

Revenues From Continuing Operations
-----------------------------------

     Revenues for the three months ended March 31, 2003, increased approximately $304,088,000 or 163% to $490,524,000 from $186,436,000 in the comparable 2002 period. The increase includes additional revenues for the Yorktown refinery of $208,450,000. Revenue increases relating to the Company's other operations were primarily due to a 59% increase in Four Corners refining weighted average selling prices, a 36% increase in Phoenix Fuel's weighted average selling prices, a 19% increase in wholesale fuel volumes sold by Phoenix Fuel to third-party customers, and a 32% increase in retail refined product selling prices. Four Corners refinery fuel volumes sold to third parties increased approximately 3% and same store merchandise sales were up approximately 1%. These increases were offset in part by a 4% decline in retail fuel volumes sold.

     The volume of refined products sold through the Company's retail units decreased approximately 4% from period to period. The volume of finished product sold from retail units that were in operation for a full year decreased approximately 2%. Volumes sold from the Company's travel center decreased approximately 12%.

Cost of Products Sold From Continuing Operations
------------------------------------------------

     For the three months ended March 31, 2003, cost of products sold increased approximately $276,897,000 or 196% to $418,208,000 from $141,311,000 in the comparable 2002 period. The increase includes additional cost of products sold for the Yorktown refinery of $185,341,000. Cost of products sold increases relating to the Company's other operations were primarily due to a 65% increase in Four Corners refining weighted average crude oil costs, a 38% increase in the cost of finished products purchased by Phoenix Fuel, and a 19% increase in wholesale fuel volumes sold by Phoenix Fuel to third-party customers. Cost of products sold also includes a loss of approximately $1,433,000 from various crude oil futures contracts used to economically hedge crude oil inventories and purchases for the Yorktown refinery.

Operating Expenses From Continuing Operations
---------------------------------------------

     For the three months ended March 31, 2003, operating expenses increased approximately $15,702,000 or 64% to $40,377,000 from $24,675,000 in the comparable 2002 period. The increase includes operating expenses relating to the Yorktown refinery of $12,459,000. Operating expense increases relating to the Company's other operations were due to, among other things, increased purchased fuel costs for the Four Corners refineries, due to higher prices, and higher general insurance premiums for all operations.

Depreciation and Amortization From Continuing Operations
--------------------------------------------------------

     For the three months ended March 31, 2003, depreciation and amortization increased approximately $1,091,000 or 13% to $9,309,000 from $8,218,000 in the comparable 2002 period. The increase includes depreciation and amortization relating to the Yorktown refinery of $1,734,000. Depreciation and amortization decreases relating to the Company's other operations in each period were due to, among other things, lower refinery turnaround amortization costs in 2003 and the sale of certain pipeline assets in 2002. These decreases were offset in part by higher costs relating to construction, remodeling and upgrades in retail and refining operations during 2002 and 2003.

Selling, General and Administrative Expenses From Continuing Operations
-----------------------------------------------------------------------

     For the three months ended March 31, 2003, SG&A expenses increased approximately $1,599,000 or 29% to $7,024,000 from $5,425,000 in the comparable 2002 period. The increase includes SG&A relating to the Yorktown refinery of $470,000. SG&A expense increases relating to the Company's other operations were due to, among other things, increased letter of credit fees, higher general insurance premiums and higher workers compensation costs. In addition, the first quarter of 2002 included a credit of $471,000 for the revision of estimated accruals for 2001 management incentive bonuses, following the determination of bonuses to be paid to employees.

Interest Expense and Interest Income From Continuing Operations
---------------------------------------------------------------

     For the three months ended March 31, 2003, interest expense increased approximately $4,156,000 or 69% to $10,159,000 from $6,003,000 in the comparable 2002 period. Interest expense increased by $6,592,000 related to the issuance of new senior subordinated notes and borrowings under the Company's new loan facilities entered into in connection with the May 2002 acquisition of the Yorktown refinery. This increase was offset in part by a decrease in interest expense of approximately $2,438,000 relating to the repayment of the Company's $100,000,000 of 9 3/4% Senior Subordinated Notes due 2003 with a portion of the proceeds of the Company's issuance of new senior subordinated notes.

     For the three months ended March 31, 2003, interest income decreased approximately $40,000 or 63% to $24,000 from $64,000 in the comparable 2002 period. The decrease was primarily due to a reduction in interest and investment income from the investment of funds in short-term instruments.

Amortization of Financing Costs From Continuing Operations
--------------------------------------------------------------------

     For the three months ended March 31, 2003, amortization of financing costs increased $984,000 or 473% to $1,192,000 from $208,000 in the comparable 2002 period. The increase is due to the amortization of $17,436,000 of deferred financing costs, relating to new senior subordinated debt and new senior secured loan facilities, incurred in connection with the acquisition of the Yorktown refinery and the refinancing of the Company's 9 3/4% senior subordinated notes due 2003. These costs are being amortized over the term of the related debt.

Income Taxes From Continuing Operations
---------------------------------------

     The effective tax rate for the three months ended March 31, 2003 and 2002 was approximately 42% and 41%, respectively.

Discontinued Operations
-----------------------

     Earnings from discontinued operations before income taxes of $107,000 for the three months ended March 31, 2003 include a gain on the disposal of two retail units, one of which was closed, of $137,000, which is net of $51,000 of associated goodwill, and net operating losses of $30,000 relating to the ongoing operations of five retail units which are held for sale and one of the units that was sold. Losses from discontinued operations before income taxes of $447,000 for the three months ended March 31, 2002 relate to various retail units qualifying for discontinued operations reporting under SFAS No. 144 adopted by the Company in 2002.

OUTLOOK

     The Company believes that industry refining fundamentals continue to look attractive throughout the next several months. Heading into the summer driving season, industry gasoline inventories are low compared to where they are normally this time of year. In addition, industry distillate inventories are also near historic lows for this time of year. In the Company's retail area, fuel margins remain strong and fuel volumes are increasing as what is normally retail's peak season approaches. Phoenix Fuel has been seeing good growth in both wholesale and cardlock volumes.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operations
-------------------------

     Operating cash flows increased for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, primarily as a result of an increase in cash flows related to changes in operating assets and liabilities in each period and an increase in net earnings before depreciation and amortization, amortization of financing costs, deferred income taxes, and net (gain) loss on disposal/write-down of assets in 2003. Net cash provided by operating activities totaled $33,286,000 for the three months ended March 31, 2003, compared to net cash used by operating activities of $2,562,000 in the comparable 2002 period.

Working Capital
---------------

     Working capital at March 31, 2003 consisted of current assets of $219,939,000 and current liabilities of $132,316,000, or a current ratio of 1.66:1. At December 31, 2002, the current ratio was 1.76:1 with current assets of $211,919,000 and current liabilities of $120,351,000.

     Current assets have increased since December 31, 2002, primarily due to increases in cash and cash equivalents and accounts receivable. These increases were offset in part by decreases in inventories and prepaid expenses and other. Accounts receivable have increased primarily due to an increase in trade receivables resulting from higher finished product selling prices, offset in part by the receipt of income tax refunds. Inventories have decreased primarily due to decreases in terminal, Phoenix Fuel and retail refined product volumes, and refinery onsite crude oil volumes. These decreases were offset in part by increases in crude oil and refined product prices, and increases in refinery onsite product volumes. Prepaids and other have decreased primarily due to the expensing of prepaid insurance premiums.

     Current liabilities have increased since December 31, 2002, primarily due to increases in accounts payable and accrued expenses, offset in part by a reduction in the current portion of long-term debt. Accounts payable have increased primarily as a result of higher raw material and finished product costs and other trade payables. Accrued expenses have increased primarily as a result of higher petroleum product taxes payable, higher accrued interest payable balances, and accruals for 2003 401(k) Company matching and discretionary contributions. These increases were offset in part by the payment of 2002 401(k) Company matching and discretionary contributions and the payment of certain accrued interest balances. The current portion of long-term debt declined due to a reduction in the current amount due under the Company's Loan Facility.

Capital Expenditures and Resources
----------------------------------

     Net cash used in investing activities for capital expenditures totaled approximately $5,272,000 for the three months ended March 31, 2003. Of this amount, expenditures of $3,909,000 were made for the crude unit and coker unit turnaround at the Yorktown refinery that began at the end of March 2003. Other expenditures were for operational and environmental projects for the refineries and retail operations.

     The crude unit and coker unit turnaround at the Yorktown refinery was completed on April 12, 2003 with additional expenditures, over and above those incurred through March 2003, estimated to be approximately
$4,000,000.

     On April 28, 2003, a transformer failure disrupted operations at the electric generation plant that supplies the Company's Yorktown refinery with power. As a result of the failure, the refinery suffered a complete loss of power and shutdown all processing units. As of May 14, 2003, the refinery was operating near full capacity and should be operating at full capacity within the next few days. Although the impact of the refinery shutdown is not believed to be material to the Company's overall operations, the Company expects that the shutdown will adversely impact the refinery's earnings for the second quarter. The Company incurred costs of approximately $600,000 to repair the damage caused by the loss of power. The Company is investigating any potential remedies it may have against the power station owner as a result of the power outage. There is no guarantee, however, that the Company will be able to recover anything or what the amount of the recovery might be.

     The Credit Facility and the Loan Facility limit the Company's capital expenditures on a quarterly basis through the fourth quarter of 2003. The limitations permit all capital expenditures currently anticipated for 2003. Prior approval from the Company's lenders would be required to exceed the agreed upon levels, and the Company cannot provide assurance that it could obtain such approval.

     As part of the Yorktown acquisition, the Company agreed to pay to BP earn-out payments, beginning in 2003 and concluding at the end of 2005, up to a maximum of $25,000,000 when the average monthly spreads for regular reformulated gasoline or No. 2 distillate over West Texas Intermediate equivalent light crude oil on the New York Mercantile Exchange exceed $5.50 or $4.00 per barrel, respectively. In the first quarter of 2003, the Company incurred $3,986,000 under this provision of the purchase agreement. These earn-out payments are considered additional purchase price and are allocated to the assets acquired in the same proportions as the original purchase price was allocated, not to exceed the estimated current replacement cost, and amortized over the estimated remaining life of the assets.

     The Company's debt reduction strategy implemented in 2002 is being carried forward into 2003. In the first quarter of 2003, the Company reduced the outstanding balance of its Credit Facility by $10,000,000 and reduced the outstanding balance of its Loan Facility by $3,333,000. These reductions were paid from operating cash flows and proceeds of approximately $2,608,000 from the sale of assets, primarily three of the Company's retail units.

          The Company is marketing a number of its service station/convenience stores, including its remaining units in Phoenix and Tucson, and an approximate 8-acre tract of land in north Scottsdale that includes its corporate headquarters building. If the corporate headquarters building were sold, the Company would likely lease back a portion of the building.
The Company also is evaluating the possible sale of other non-strategic or under performing assets in addition to the assets described above. The
Company can provide no assurance, however, that it will be able to complete the sales of the assets described above or any other asset sales.

     The Company currently intends to use the proceeds from these potential sales, and savings or proceeds generated from other parts of the Company's debt reduction initiative, to further reduce long-term debt. The Company's loan facilities require the Company to reduce the outstanding principal balance of its Credit Facility by $15,000,000 from the proceeds of asset sales occurring between October 1, 2002 and June 30, 2003. Proceeds of approximately $8,713,000 were used to reduce the outstanding principal balance of the Credit Facility as of March 31, 2003. To meet the $15,000,000 reduction requirement, the Company will have to close one or more asset sales by June 30, 2003 or seek an appropriate waiver from its lenders.

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

Capital Structure
-----------------

     At March 31, 2003 and December 31, 2002, the Company's long-term debt was 75.0% and 75.8% of total capital, respectively, and the Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 73.8% and 75.3%, respectively.

     At March 31, 2003 the Company had long-term debt of $386,111,000, net of current portion of $8,917,000, including $150,000,000 of 9% Senior Subordinated Notes due 2007 (the "9% Notes") and $200,000,000 of 11% Senior Subordinated Notes due 2012 (the "11% Notes"), collectively, (the "Notes"). See Note 10 to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 for a description of these obligations.

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

     The indentures supporting the Notes and the Company's Credit Facility and Loan Facility contain certain restrictive covenants, and other terms and conditions that if not maintained, if violated, or if certain conditions are met, could result in default, early redemption of the Notes, and affect the Company's ability to borrow funds, make certain payments, or engage in certain activities. A default under any of the Notes, the Credit Facility or the Loan Facility, if not waived, could cause such debt, and by reason of cross-default provisions, the Company's other debt to become immediately due and payable. There is no assurance that any requested waivers would be granted. If the Company is unable to repay amounts owed under the Credit Facility and the Loan Facility, the lenders under the Credit Facility and Loan Facility could proceed against the collateral granted to them to secure that debt. If those lenders accelerate the payment of the Credit Facility and Loan Facility, the Company cannot provide assurance that its assets would be sufficient to pay that debt and other debt or that it would be able to refinance such debt or borrow more money on terms acceptable to it, if at all. The Company's ability to comply with the covenants, and other terms and conditions, of the indentures for the Notes, the Credit Facility and the Loan Facility may be affected by many events beyond the Company's control, and the Company cannot provide assurance that its operating results will be sufficient to comply with the covenants, terms and conditions.

     The Board suspended the payment of cash dividends on common stock in the fourth quarter of 1998. At the present time, the Company is unable to pay dividends under the terms of the indentures for the Notes and has no plans to reinstate such dividends even if it could. The payment of future dividends is subject to the results of the Company's operations, declaration by the Company's Board of Directors, and compliance with certain debt covenants.

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

     In the first quarter of 2003, the Company entered into various crude oil futures contracts in order to economically hedge crude oil inventories and purchases for the Yorktown refinery operations. For the three months ended March 31, 2003, the Company recognized losses on these contracts of approximately $1,433,000 in cost of products sold. These transactions did not qualify for hedge accounting in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, and accordingly were marked to market each month. There were no open crude oil futures contracts or other commodity derivative contracts at March 31, 2003, except as discussed below.

     At March 31, 2003, the Company had 60 open gasoline futures contracts relating to a purchase requirement for certain Yorktown refinery feedstocks. These contracts reflected an unrealized gain of approximately $33,000 at March 31, 2003, and were closed out April 2, 2003, at a loss of approximately $161,000.

     The Company's Credit Facility is floating-rate debt tied to various short-term indices. As a result, the Company's annual interest costs associated with this debt may fluctuate. At March 31, 2003, there were $15,000,000 of direct borrowings outstanding under this facility. The potential increase in annual interest expense from a hypothetical 10% adverse change in interest rates on these borrowings at March 31, 2003, would be approximately $20,000.

     The Company's Loan Facility is floating-rate debt tied to various short-term indices. As a result, the Company's annual interest costs associated with this debt may fluctuate. At March 31, 2003, there was $28,889,000 outstanding under this facility. The potential increase in annual interest expense from a hypothetical 10% adverse change in interest rates on these borrowings at March 31, 2003, would be approximately $36,000.

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

ENVIRONMENTAL, HEALTH AND SAFETY
--------------------------------

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

     Future expenditures related to compliance with environmental, health and safety laws and regulations, the investigation and remediation of contamination, and the defense or settlement of governmental or private property claims and lawsuits cannot be reasonably quantified in many circumstances for various reasons. These reasons include the speculative nature of remediation and cleanup cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, various defenses that may be available to the Company, and changing environmental, health and safety laws, regulations, and their respective interpretations. The Company cannot provide assurance that compliance with such laws or regulations, such investigations or cleanups, or such enforcement proceedings or private-party claims will not have a material adverse effect on the Company's business, financial condition or results of operation.

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

     Significant developments have occurred in connection with the following environmental, health or safety matters that were previously discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, under: (i) the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and (ii) Note 18 to the Company's Consolidated Financial Statements.

     The Company received a draft compliance order from the New Mexico Environment Department ("NMED") in June 2002 in connection with five alleged violations of air quality regulations at the Ciniza refinery. In August 2002, the Company received a compliance order from NMED in connection with four alleged violations of air quality regulations at the Bloomfield refinery. The Company has provided information to NMED with respect to both of those matters that may result in the modification or dismissal of some of the alleged violations and reductions in the amount of potential penalties. The Company is engaged in ongoing discussions with NMED concerning the information provided by the Company. A further discussion of these alleged violations is found in Note 11 to the Company's Condensed Consolidated Financial Statements included in Part I,
Item 1.

     The Company was assessed a $163,100 penalty by the EPA in 2002 in connection with a hydrocarbon flaring incident at the Yorktown refinery. On April 14, 2003, the Company settled this penalty in full by making a payment of $50,000 to the EPA. Since the Company did not own the Yorktown refinery at the time of the flaring incident, the Company believes that it is entitled to indemnification from BP for the entire amount of the penalty and has requested reimbursement from BP. A further discussion of this penalty is found in Note 11 to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1.

     As of March 31, 2003, the Company had environmental liability accruals of approximately $8,112,000. A further discussion of these accruals is found in Note 11 to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1.

OTHER
-----

     The Company's Ciniza and Bloomfield refineries continue to be affected by reduced crude oil production in the Four Corners area. The Four Corners basin is a mature production area and accordingly is subject to natural decline in production over time. This natural decline is being offset to some extent by new drilling, field workovers, and secondary recovery projects, which have resulted in additional production from existing reserves.

     As a result of the declining production of crude oil in the Four Corners area, the Company has not been able to cost-effectively obtain sufficient amounts of crude oil to operate the Company's Four Corners refineries at full capacity. The Company's refinery crude oil utilization rates for its Four Corners refineries declined from 88% in 1998 to 72% in 2002. The utilization rate was approximately 69% for the first quarter of 2003. The Company's current projections of Four Corners crude oil production indicate that the Company's crude oil demand will exceed the crude oil supply that is available from local sources for the foreseeable future. The Company expects to operate the Ciniza and Bloomfield refineries at lower levels than would otherwise be scheduled as a result of shortfalls in Four Corners crude oil production. The Company is assessing other long-term options to address the continuing decline in Four Corners crude oil production. None of these options, however, may prove to be economically viable. The Company cannot provide assurance that the Four Corners crude oil supply for the Ciniza and Bloomfield refineries will continue to be available at all or on acceptable terms. Any significant, long-term interruption or decline in the supply of crude oil or other feedstocks for the Company's Four Corners refineries, either by reduced production or significant long-term interruption of transportation systems, would have an adverse effect on our Four Corners refinery operations and on the Company's overall operations. In addition, the Company's future results of operations are primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. Because large portions of the refineries' costs are fixed, a decline in refinery utilization due to a decrease in feedstock availability or any other reason could significantly affect the Company's profitability. The Company may increase its production runs in the future if additional crude oil or refinery feedstocks become available depending on demand for finished products and refinery margins attainable.

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

     - the risk that the Yorktown refinery suffered additional, as yet undiscovered, damage as a result of the April 2003 power loss;

     - the Company's ability to recover damages from the electric generation plant that supplies the Yorktown refinery in connection with the April 2003 loss of power;

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

     - state or federal legislation or regulation, or findings by a regulator with respect to existing operations;

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

ITEM 4. CONTROLS AND PROCEDURES

     As of a date within 90 days of the date of this report (the "Evaluation Date"), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation the Company's CEO and CFO concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and internal weaknesses.

                                PART II

                           OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is a party to ordinary routine litigation incidental to its business. There is also hereby incorporated by reference the information regarding contingencies in Note 11 to the Condensed Consolidated Financial Statements set forth in Part I, Item 1, and the discussion of certain contingencies contained in Part I, Item 2, under the heading "Liquidity and Capital Resources - Environmental, Health and Safety."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     99.1* Chief Executive Officer's Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2* Chief Financial Officer's Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *Filed herewith.

(b) Reports on Form 8-K: The Company filed the following reports on Form 8-K during the quarter for which this report is being filed and subsequently:

     (i) On March 11, 2003, the Company filed a Form 8-K dated March 11, 2003, containing a press release detailing the Company's earnings for the fourth quarter of 2002 and the year ended December 31, 2002.

     (ii) On May 6, 2003, the Company filed a Form 8-K dated May 6, 2003, containing a press release detailing the Company's earnings for the first quarter of 2003.

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 2003 to be signed on its behalf by the undersigned thereunto duly authorized.

                         GIANT INDUSTRIES, INC.


                         /s/ MARK B. COX
                         ---------------------------------------------
                         Mark B. Cox, Vice President, Treasurer, Chief Financial Officer and Assistant Secretary, on behalf of the Registrant and as the Registrant's Principal Financial Officer

Date: May 14, 2003

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

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the registrant and we have:

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

Date:  May 14, 2003.

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

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(C)) for the registrant and we have:

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

Date:  May 14, 2003.

By:  /s/ MARK B. COX
------------------------------
Name:  Mark B. Cox
Title: Chief Financial Officer

10