Form 10-Q
period 2003-06-30
GIANT INDUSTRIES INC
filed 2003-08-14
CIK 856465

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003

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

                              Yes [ ]    No [X]

Number of Common Shares outstanding at July 31, 2003: 8,785,555 shares.

                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                     INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Consolidated Balance Sheets June 30, 2003 (Unaudited) and December 31, 2002

          Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2003 and 2002 (Unaudited)

          Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 2003 and 2002 (Unaudited)

          Notes to Consolidated Financial Statements (Unaudited)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3  - Quantitative and Qualitative Disclosures About Market Risk

Item 4  - Controls and Procedures

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

Item 4  - Submission of Matters to a Vote of Security Holders

Item 6  - Exhibits and Reports on Form 8-K

SIGNATURE

                                           PART I
                                   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                       (In thousands)

                                                        June 30, 2003   December 31, 2002
                                                        -------------   -----------------
                                                        (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.........................     $   10,772         $   10,168
  Receivables, net..................................         75,655             76,088
  Inventories (Note 9)..............................        120,876            107,980
  Prepaid expenses and other........................          5,073              7,877
  Deferred income taxes.............................          9,769              9,769
                                                         ----------         ----------
    Total current assets............................        222,145            211,882
                                                         ----------         ----------
Property, plant and equipment (Notes 3 and 4).......        645,385            630,950
  Less accumulated depreciation and amortization....       (230,030)          (212,801)
                                                         ----------         ----------
                                                            415,355            418,149
                                                         ----------         ----------
Goodwill (Note 5)...................................         19,403             19,465
Other assets (Notes 5 and 6)........................         41,111             52,790
                                                         ----------         ----------
                                                         $  698,014         $  702,286
                                                         ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt (Note 11).......     $    8,473         $   10,251
  Accounts payable..................................         75,055             67,282
  Accrued expenses..................................         44,472             42,818
                                                         ----------         ----------
    Total current liabilities.......................        128,000            120,351
                                                         ----------         ----------
Long-term debt, net of current portion (Note 11)....        378,748            398,069
Deferred income taxes...............................         39,185             37,612
Other liabilities (Note 3)..........................         21,790             18,937
Commitments and contingencies (Notes 11 and 12)
Stockholders' equity:
  Preferred stock, par value $.01 per share,
    10,000,000 shares authorized, none issued
  Common stock, par value $.01 per share,
    50,000,000 shares authorized, 12,537,535
    and 12,323,759 shares issued....................            126                123
  Additional paid-in capital........................         74,660             73,763
  Retained earnings.................................         91,959             89,885
                                                         ----------         ----------
                                                            166,745            163,771
  Less common stock in treasury - at cost,
    3,751,980 shares................................        (36,454)           (36,454)
                                                         ----------         ----------
    Total stockholders' equity......................        130,291            127,317
                                                         ----------         ----------
                                                         $  698,014         $  702,286
                                                         ==========         ==========

See accompanying notes to consolidated financial statements.

                           GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)
                            (In thousands, except per share data)

                                                         Three Months             Six Months
                                                        Ended June 30,          Ended June 30,
                                                     ---------------------   ---------------------
                                                        2003        2002        2003        2002
                                                     ---------   ---------   ---------   ---------
Net revenues......................................   $ 409,708   $ 289,578   $ 891,015   $ 468,886
Cost of products sold.............................     339,380     239,911     749,747     375,633
                                                     ---------   ---------   ---------   ---------
Gross margin......................................      70,328      49,667     141,268      93,253
Operating expenses................................      41,486      30,094      80,513      53,282
Depreciation and amortization.....................       9,433       8,748      18,562      16,800
Selling, general and administrative expenses......       7,272       6,130      14,296      11,555
Net (gain) loss on disposal/write-down of assets..        (177)        504         234         508
                                                     ---------   ---------   ---------   ---------
Operating income..................................      12,314       4,191      27,663      11,108
Interest expense..................................      (9,865)     (9,527)    (20,024)    (15,530)
Amortization/write-off of financing costs.........      (1,197)       (909)     (2,388)     (1,117)
Interest and investment income....................          59         261          83         325
                                                     ---------   ---------   ---------   ---------
Earnings (loss) from continuing operations
  before income taxes.............................       1,311      (5,984)      5,334      (5,214)
Provision (benefit) for income taxes..............         542      (2,159)      2,207      (1,848)
                                                     ---------   ---------   ---------   ---------
Earnings (loss) from continuing operations
  before cumulative effect of change
    in accounting principle.......................         769      (3,825)      3,127      (3,366)

Discontinued operations, net of income tax
  benefit of $214, $306, $233 and $531 (Note 6)...        (322)       (459)       (349)       (795)

Cumulative effect of change in accounting
  principle, net of income tax benefit of
    $468 (Note 3).................................           -           -        (704)          -
                                                     ---------   ---------   ---------   ---------
Net earnings (loss)...............................   $     447   $  (4,284)  $   2,074   $  (4,161)
                                                     =========   =========   =========   =========
Net earnings (loss) per common share:
  Basic
    Continuing operations.........................   $    0.09   $   (0.45)  $    0.36   $   (0.40)
    Discontinued operations.......................       (0.04)      (0.05)      (0.04)      (0.09)
    Cumulative effect of change
      in accounting principle.....................           -           -       (0.08)          -
                                                     ---------   ---------   ---------   ---------
                                                     $    0.05   $   (0.50)  $    0.24   $   (0.49)
                                                     =========   =========   =========   =========
  Assuming dilution
    Continuing operations.........................   $    0.09   $   (0.45)  $    0.36   $   (0.40)
    Discontinued operations.......................       (0.04)      (0.05)      (0.04)      (0.09)
    Cumulative effect of change
      in accounting principle.....................           -           -       (0.08)          -
                                                     ---------   ---------   ---------   ---------
                                                     $    0.05   $   (0.50)  $    0.24   $   (0.49)
                                                     =========   =========   =========   =========

See accompanying notes to consolidated financial statements.

                            GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                        (In thousands)
                                                                         Six Months
                                                                       Ended June 30,
                                                                 -------------------------
                                                                    2003            2002
                                                                 ---------       ---------
Cash flows from operating activities:
  Net earnings (loss).......................................     $   2,074       $  (4,161)
  Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
      Depreciation and amortization, including
        discontinued operations.............................        18,971          17,807
      Amortization/write-off of financing costs.............         2,388           1,117
      Deferred income taxes.................................         2,042          (2,377)
      Cumulative effect of change in
        accounting principle, net...........................           704               -
      Net loss on the disposal/write-down of assets
        included in continuing operations...................           234             508
      Net loss on disposal of discontinued operations.......           113             132
      Loss on write-down/write-off of assets included
        in discontinued operations..........................            76             423
      Tax refund received...................................         4,090               -
      Other.................................................           765             312
      Changes in operating assets and liabilities
        (excluding in 2002 the effects of the
        Yorktown acquisition):
        Increase in receivables.............................        (3,657)        (21,426)
        (Increase) decrease in inventories..................       (12,702)          6,302
        Decrease (increase) in prepaid expenses and other...         2,796          (2,349)
        Increase in accounts payable........................         7,773           8,111
        Increase in accrued expenses........................         2,541            673
                                                                 ---------       ---------
Net cash provided by operating activities...................        28,208           5,072
                                                                 ---------       ---------
Cash flows from investing activities:
  Yorktown refinery acquisition.............................             -        (193,992)
  Capital expenditures......................................       (10,150)         (7,552)
  Contingent payment on Yorktown refinery acquisition.......        (5,475)              -
  Proceeds from sale of property, plant and equipment
    and other assets........................................         9,347           2,296
                                                                 ---------       ---------
Net cash used by investing activities.......................        (6,278)       (199,248)
                                                                 ---------       ---------
Cash flows from financing activities:
  Proceeds from long-term debt..............................             -         234,144
  Payments of long-term debt................................        (6,276)       (101,134)
  Proceeds from line of credit..............................        50,000          60,000
  Payments on line of credit................................       (65,000)              -
  Deferred financing costs..................................           (50)        (13,704)
  Proceeds from exercise of stock options...................             -              94
                                                                 ---------       ---------
Net cash (used) provided by financing activities............       (21,326)        179,400
                                                                 ---------       ---------
Net increase (decrease) in cash and cash equivalents........           604         (14,776)
  Cash and cash equivalents:
    Beginning of period.....................................        10,168          26,326
                                                                 ---------       ---------
    End of period...........................................     $  10,772       $  11,550
                                                                 =========       =========

Significant Noncash Investing and Financing Activities. On January 1, 2003, in accordance with
Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement
Obligations," the Company recorded an asset retirement obligation of $2,198,000, asset retirement costs of $1,580,000 and related accumulated depreciation of $674,000. The Company also reversed a previously recorded asset retirement obligation for $120,000, and recorded a cumulative effect adjustment of $1,172,000 ($704,000 net of taxes). See Note 3. On April 3, 2003, the Company contributed 213,776 newly issued shares of its common stock, valued at $900,000, to its 401(k)
plan as a discretionary contribution for the year 2002. In the second quarter of 2002, the
Company issued $200,000,000 of 11% Senior Subordinated Notes at a discount of $5,856,000.

See accompanying notes to consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

     Giant Industries, Inc., a Delaware corporation (together with its subsidiaries, "Giant" or the "Company"), through its wholly-owned subsidiary Giant Industries Arizona, Inc. and its subsidiaries ("Giant Arizona"), is engaged in the refining and marketing of petroleum products. These operations are conducted on both the East Coast (primarily in Virginia, Maryland, North Carolina, the New England states and the New York Harbor) and in the Southwest (primarily in New Mexico, Arizona, and Colorado, with a concentration in the Four Corners area where these states adjoin). In addition, Phoenix Fuel Co., Inc. ("Phoenix Fuel"), a wholly-owned subsidiary of Giant Arizona, operates an industrial/commercial wholesale petroleum products distribution operation primarily in Arizona. See Note 2 for a further discussion of Company operations.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, hereafter referred to as generally accepted accounting principles, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included. These adjustments and reclassifications are of a normal recurring nature, with the exception of the cumulative effect of a change in accounting for asset retirement obligations (see
Note 3) and discontinued operations (see Note 6). Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     On January 1, 2003, the Company adopted Financial Accounting Standards Board ("FASB") SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. See Note 3 for disclosures relating to SFAS No. 143.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 to permit alternative methods of transition for adopting a fair value based method of accounting for stock-based employee compensation. The Company uses the intrinsic value method to account for stock-based employee compensation. The Company is evaluating whether or not it will adopt the transition provisions of SFAS No. 148 in 2003. See
Note 8 for disclosures relating to stock-based employee compensation.

     On January 1, 2003, the Company adopted the provisions of FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on existing disclosure requirements for guarantees and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 had no effect on the Company's financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("Interpretation No. 46"). Interpretation No. 46 clarifies the application of existing consolidation requirements to entities where a controlling financial interest is achieved through arrangements that do not involve voting interests. Under Interpretation No. 46, a variable interest entity is consolidated if a company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. Interpretation No. 46 applies to variable interest entities created or acquired after January 31, 2003. For variable interest entities existing at January 31, 2003, Interpretation No. 46 is effective for accounting periods beginning after June 15, 2003. The application of Interpretation No. 46 had no effect on the Company's financial statements.

     In 2001, the American Institute of Certified Public Accountants ("AICPA") issued an exposure draft of a proposed Statement of Position ("SOP"), "Accounting for Certain Costs Related to Property, Plant, and Equipment." This proposed SOP would create a project timeline framework for capitalizing costs related to property, plant and equipment ("PP&E") construction. The costs of planned major maintenance activities such as maintenance turnarounds at the Company's refineries would be capitalized or expensed in accordance with the SOP instead of being deferred and amortized over the period until the next turnaround. The AICPA is in the process of redrafting the SOP. The final SOP is expected to be issued by the end of 2003 and will be effective for fiscal years beginning after December 15, 2004, with early application encouraged. The Company is in the process of evaluating the effect the SOP will have on its financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective immediately for financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments beginning July 1, 2003. The Company is currently evaluating the standard and does not expect any of its existing financial instruments to be within the scope of this statement.

     In May 2003, the FASB ratified Emerging Issues Task Force Issue 03-4 ("EITF 03-4"), "Determining the Classification and Benefit Attribution Method for a 'Cash Balance' Pension Plan." EITF 03-4 requires a cash balance pension plan to be considered a defined benefit plan for purposes of applying SFAS No. 87, "Employers' Accounting for Pensions." It requires the traditional unit credit attribution method to be used for accounting purposes. The effective date of the consensus is the next measurement date after May 28, 2003. The Company is currently evaluating the impact of EITF 03-4 on its financial statements.

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

     - Retail Group: The Retail Group operates the Company's service stations with convenience stores or kiosks. Until June 19, 2003, when it was sold, the Retail Group also operated a travel center located on I-40 adjacent to the Ciniza refinery near Gallup, New Mexico. These service stations sell various grades of gasoline, diesel fuel, general merchandise, including tobacco and alcoholic and nonalcoholic beverages, and food products to the general public through retail locations. The Refining Group or Phoenix Fuel supplies the petroleum fuels sold by the Retail Group. General merchandise and food products are obtained from third party suppliers. At June 30, 2003, the Company operated 129 service stations.

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

     Disclosures regarding the Company's reportable segments with a reconciliation to consolidated totals for the three months ended June 30, 2003 and 2002, are presented below.

                                            For the Three Months Ended June 30, 2003          (In thousands)
                                            ----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            ----------------------------------------------------------------
Customer net revenues:
  Finished products:
    Four Corners operations..............   $ 68,091
    Yorktown operations..................    154,880
                                            --------
    Total................................   $222,971  $ 52,436  $ 91,588  $      -   $       -    $  366,995
  Merchandise and lubricants.............          -    34,570     6,707         -           -        41,277
  Other..................................      5,126     3,893       378       145           -         9,542
                                            --------  --------  --------  --------   ---------    ----------
    Total................................    228,097    90,899    98,673       145           -       417,814
                                            --------  --------  --------  --------   ---------    ----------
Intersegment net revenues:
  Finished products......................     40,891         -    11,419         -     (52,310)            -
  Other..................................      4,186         -         -         -      (4,186)            -
                                            --------  --------  --------  --------   ---------    ----------
    Total................................     45,077         -    11,419         -     (56,496)            -
                                            --------  --------  --------  --------   ---------    ----------
Total net revenues.......................    273,174    90,899   110,092       145     (56,496)      417,814
Net revenues of discontinued operations..          -     8,106         -         -           -         8,106
                                            --------  --------  --------  --------   ---------    ----------
Net revenues of continuing operations....   $273,174  $ 82,793  $110,092  $    145   $ (56,496)   $  409,708
                                            ========  ========  ========  ========   =========    ==========
Operating income (loss):
  Four Corners operations................   $ 12,715
  Yorktown operations....................     (2,847)
                                            --------
Total operating income (loss)............   $  9,868  $  4,809  $  2,284  $ (5,033)  $    (150)   $   11,778
Discontinued operations loss.............          -      (209)        -         -        (327)         (536)
                                            --------  --------  --------  --------   ---------    ----------
Operating income (loss)
  from continuing operations.............   $  9,868  $  5,018  $  2,284  $ (5,033)  $     177    $   12,314
                                            --------  --------  --------  --------   ---------
Interest expense.........................                                                             (9,865)
Amortization of financing costs..........                                                             (1,197)
Interest income..........................                                                                 59
                                                                                                  ----------
Earnings from continuing operations
  before income taxes....................                                                         $    1,311
                                                                                                  ==========
Depreciation and amortization:
  Four Corners operations................   $  3,978
  Yorktown operations....................      2,080
                                            --------
    Total................................   $  6,058  $  2,781  $    446  $    313   $       -    $    9,598
    Discontinued operations..............          -       165         -         -           -           165
                                            --------  --------  --------  --------   ---------    ----------
    Continuing operations................   $  6,058  $  2,616  $    446  $    313   $       -    $    9,433
                                            --------  --------  --------  --------   ---------    ----------
Capital expenditures.....................   $  4,574  $    120  $    129  $     55   $       -    $    4,878
Yorktown refinery acquisition
  contingent payment.....................   $  1,489  $      -  $      -  4      -   $       -    $    1,489

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
                                            ----------------------------------------------------------------
Customer net revenues:
  Finished products:
    Four Corners operations..............   $ 68,437
    Yorktown operations(1)...............     72,834
                                            --------
    Total................................   $141,271  $ 49,669  $ 64,378  $     -   $      -      $255,318
  Merchandise and lubricants.............          -    37,984     5,453        -          -        43,437
  Other..................................      2,061     3,809       724       40          -         6,634
                                            --------  --------  --------  -------   --------      --------
    Total................................    143,332    91,462    70,555       40          -       305,389
                                            --------  --------  --------  -------   --------      --------
Intersegment net revenues:
  Finished products......................     39,168         -    14,067        -    (53,235)            -
  Other..................................      4,351         -         -        -     (4,351)            -
                                            --------  --------  --------  -------   --------      --------
    Total................................     43,519         -    14,067        -    (57,586)            -
                                            --------  --------  --------  -------   --------      --------
Total net revenues.......................    186,851    91,462    84,622       40    (57,586)      305,389
Net revenues of discontinued operations..          -    15,811         -        -          -        15,811
                                            --------  --------  --------  -------   --------      --------
Net revenues of continuing operations....   $186,851  $ 75,651  $ 84,622  $    40   $(57,586)     $289,578
                                            ========  ========  ========  =======   ========      ========
Operating income (loss):
  Four Corners operations................   $  8,356
  Yorktown operations(1).................     (3,090)
                                            --------
Total operating income (loss)............   $  5,266  $  1,886  $  1,566  $(4,233)  $ (1,059)     $  3,426
Discontinued operations loss.............          -      (210)        -        -       (555)         (765)
                                            --------  --------  --------  -------   --------      --------
Operating income (loss)
  from continuing operations.............   $  5,266  $  2,096  $  1,566  $(4,233)  $   (504)     $  4,191
                                            --------  --------  --------  -------   --------
Interest expense.........................                                                           (9,527)
Amortization/write-off
  of financing costs.....................                                                             (909)
Interest income..........................                                                              261
                                                                                                  --------
Loss from continuing operations
  before income taxes....................                                                         $ (5,984)
                                                                                                  ========
Depreciation and amortization:
  Four Corners operations................   $  4,083
  Yorktown operations(1).................      1,080
                                            --------
    Total................................   $  5,163  $  3,258  $    530  $   293   $      -      $  9,244
    Discontinued operations..............          -       496         -        -          -           496
                                            --------  --------  --------  -------   --------      --------
    Continuing operations................   $  5,163  $  2,762  $    530  $   293   $      -      $  8,748
                                            --------  --------  --------  -------   --------      --------
Capital expenditures.....................   $  4,474  $    136  $     57  $   553   $      -      $  5,220
Yorktown refinery acquisition............   $193,992  $      -  $      -  $     -   $      -      $193,992

(1) Since acquisition on May 14, 2002.

     Disclosures regarding the Company's reportable segments with reconciliation to consolidated totals for the six months ended June 30, 2003 and 2002, are presented below.

                                            As of and for the Six Months Ended June 30, 2003  (In thousands)
                                            ----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            ----------------------------------------------------------------
Customer net revenues:
  Finished products:
    Four Corners operations..............   $146,642
    Yorktown operations..................    362,947
                                            --------
    Total................................   $509,589  $104,178  $194,223  $      -   $       -    $  807,990
  Merchandise and lubricants.............          -    65,504    12,717         -           -        78,221
  Other..................................     15,088     7,928       988       210           -        24,214
                                            --------  --------  --------  --------   ---------    ----------
    Total................................    524,677   177,610   207,928       210           -       910,425
                                            --------  --------  --------  --------   ---------    ----------
Intersegment net revenues:
  Finished products......................     86,903         -    24,052         -    (110,955)            -
  Other..................................      8,207         -         -         -      (8,207)            -
                                            --------  --------  --------  --------   ---------    ----------
    Total................................     95,110         -    24,052         -    (119,162)            -
                                            --------  --------  --------  --------   ---------    ----------
Total net revenues.......................    619,787   177,610   231,980       210    (119,162)      910,425
Net revenues of discontinued operations..          -    19,410         -         -           -        19,410
                                            --------  --------  --------  --------   ---------    ----------
Net revenues of continuing operations....   $619,787  $158,200  $231,980  $    210   $(119,162)   $  891,015
                                            ========  ========  ========  ========   =========    ==========
Operating income (loss):
  Four Corners operations................   $ 22,218
  Yorktown operations....................      5,511
                                            --------
Total operating income (loss)............   $ 27,729  $  5,842  $  3,890  $ (9,957)  $    (423)   $   27,081
Discontinued operations loss.............          -      (393)        -         -        (189)         (582)
                                            --------  --------  --------  --------   ---------    ----------
Operating income (loss)
  from continuing operations.............   $ 27,729  $  6,235  $  3,890  $ (9,957)  $    (234)   $   27,663
                                            --------  --------  --------  --------   ---------
Interest expense.........................                                                            (20,024)
Amortization of financing costs..........                                                             (2,388)
Interest income..........................                                                                 83
                                                                                                  ----------
Earnings from continuing operations
  before income taxes....................                                                         $    5,334
                                                                                                  ==========
Depreciation and amortization:
  Four Corners operations................   $  7,958
  Yorktown operations....................      3,814
                                            --------
    Total................................   $ 11,772  $  5,610  $    900  $    689   $       -    $   18,971
    Discontinued operations..............          -       409         -         -           -           409
                                            --------  --------  --------  --------   ---------    ----------
    Continuing operations................   $ 11,772  $  5,201  $    900  $    689   $       -    $   18,562
                                            --------  --------  --------  --------   ---------    ----------
Total assets.............................   $452,207  $117,914  $ 65,076  $ 62,817   $       -    $  698,014
Capital expenditures.....................   $  9,362  $    374  $    333  $     81   $       -    $   10,150
Yorktown refinery acquisition
  contingent payment.....................   $  5,475  $      -  $      -  $      -   $       -    $    5,475

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
                                            ----------------------------------------------------------------
Customer net revenues:
  Finished products:
    Four Corners operations..............   $120,747
    Yorktown operations(1)...............     72,834
                                            --------
    Total................................   $193,581  $ 89,088  $121,159  $      -   $       -    $403,828
  Merchandise and lubricants.............          -    70,821    11,421         -           -      82,242
  Other..................................      3,904     7,769     1,301        90           -      13,064
                                            --------  --------  --------  --------   ---------    --------
    Total................................    197,485   167,678   133,881        90           -     499,134
                                            --------  --------  --------  --------   ---------    --------
Intersegment net revenues:
  Finished products......................     68,761         -    26,373         -     (95,134)          -
  Other..................................      8,823         -         -         -      (8,823)          -
                                            --------  --------  --------  --------   ---------    --------
    Total................................     77,584         -    26,373         -    (103,957)          -
                                            --------  --------  --------  --------   ---------    --------
Total net revenues.......................    275,069   167,678   160,254        90    (103,957)    499,134
Net revenues of discontinued operations..          -    30,248         -         -           -      30,248
                                            --------  --------  --------  --------   ---------    --------
Net revenues of continuing operations....   $275,069  $137,430  $160,254  $     90   $(103,957)   $468,886
                                            ========  ========  ========  ========   =========    ========
Operating income (loss):
  Four Corners operations................   $ 17,406
  Yorktown operations(1).................     (3,090)
                                            --------
Total operating income (loss)............   $ 14,316  $  1,197  $  3,039  $ (7,707)  $  (1,063)   $  9,782
Discontinued operations loss.............          -      (771)        -         -        (555)     (1,326)
                                            --------  --------  --------  --------   ---------    --------
Operating income (loss)
  from continuing operations.............   $ 14,316  $  1,968  $  3,039  $ (7,707)  $    (508)   $ 11,108
                                            --------  --------  --------  --------   ---------
Interest expense.........................                                                          (15,530)
Amortization/write-off
  of financing costs.....................                                                           (1,117)
Interest income..........................                                                              325
                                                                                                  --------
Loss before income taxes.................                                                         $ (5,214)
                                                                                                  ========
Depreciation and amortization:
  Four Corners operations................   $  8,632
  Yorktown operations(1).................      1,080
                                            --------
    Total................................   $  9,712  $  6,459  $  1,067  $    569   $       -    $ 17,807
    Discontinued operations..............          -     1,007         -         -           -       1,007
                                            --------  --------  --------  --------   ---------    --------
    Continuing operations................   $  9,712  $  5,452  $  1,067  $    569   $       -    $ 16,800
                                            --------  --------  --------  --------   ---------    --------
Total assets.............................   $446,612  $148,860  $ 64,313  $ 60,543   $       -    $720,328
Capital expenditures.....................   $  5,364  $    444  $    273  $  1,471   $       -    $  7,552
Yorktown refinery acquisition............   $193,992  $      -  $      -  $      -   $       -    $193,992

(1)Since acquisition on May 14, 2002.

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

     This Statement requires that the fair value of a liability for an Asset Retirement Obligation ("ARO") be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated Asset Retirement Cost ("ARC") is capitalized as part of the carrying amount of the long-lived asset. To initially recognize the Company's ARO liability, the Company capitalized the fair value of all ARO's identified by the Company, calculated as of the date the liability would have been recognized were SFAS No. 143 in effect at that time. In accordance with SFAS No. 143, the Company also recognized the cumulative accretion and accumulated depreciation from the date the liability would have been recognized had the provisions of SFAS No. 143 been in effect, to January 1, 2003, the date of adoption by the Company. As a result, on January 1, 2003, the Company recorded an ARO liability of $2,198,000, ARC assets of $1,580,000 and related accumulated depreciation of $674,000. The Company also reversed a previously recorded asset retirement obligation for $120,000, and recorded a cumulative effect adjustment of $1,172,000 ($704,000 net of taxes).

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

     The following table reconciles the beginning and ending aggregate carrying amount of the Company's ARO's for the six and twelve month periods ended June 30, 2003 and December 31, 2002, respectively.

                                                        December 31,
                                             June 30,      2002
                                              2003      (Pro Forma)
                                            ---------   ------------
                                                (In thousands)
Liability beginning of year...........       $2,198        $1,719
Liabilities incurred..................            -           340
Liabilities settled...................          (58)            -
Accretion expense.....................           88           139
Revision to estimated cash flows......            -             -
                                             ------        ------
Liability end of period...............       $2,228        $2,198
                                             ======        ======

     The effect of the change for the three and six months ended June 30, 2003 was to reduce earnings before the cumulative effect of change in accounting principle by approximately $45,000 and $0.005 per share and $91,000 or a $0.01 per share, respectively.

     The pro forma information below for the three and six months ended June 30, 2002 reflects the effects of additional depreciation and accretion expense net of related income taxes as if the requirements of SFAS No. 143 were in effect as of the beginning of the period.

                                       Three Months Ended       Six Months Ended
                                          June 30, 2002          June 30, 2002
                                       ------------------       ----------------
                                                     (In thousands)
Loss from continuing operations.......      $(3,863)               $(3,442)
Loss from discontinued operations.....         (459)                  (795)
                                            -------                -------
                                            $(4,322)               $(4,237)
                                            =======                =======
Net loss per common share:
  Basic and assuming dilution:
    Continuing operations.............      $ (0.45)               $ (0.40)
    Discontinued operations...........        (0.05)                 (0.09)
                                            -------                -------
                                            $ (0.50)               $ (0.49)
                                            =======                =======

NOTE 4 - YORKTOWN ACQUISITION:

     On May 14, 2002, the Company acquired the 61,900 bpd Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc. (collectively, "BP").

     As part of the Yorktown acquisition, the Company agreed to pay earn-out payments, up to a maximum of $25,000,000, to BP beginning in 2003 and concluding at the end of 2005, when the average monthly spreads for regular reformulated gasoline or No. 2 distillate over West Texas Intermediate equivalent light crude oil on the New York Mercantile Exchange exceed $5.50 or $4.00 per barrel, respectively. In the first and second quarters of 2003, the Company incurred $3,986,000 and $1,489,000, respectively, under this provision of the purchase agreement. These earn-out payments are considered additional purchase price and are allocated to the assets acquired in the same proportions as the original purchase price allocation, not to exceed the estimated current replacement cost, and amortized over the estimated remaining life of the assets. No material adjustments have been made to the Company's initial allocation of the purchase price of the Yorktown refinery except as noted above.

     The following unaudited pro forma financial information for the three and six months ended June 30, 2002 gives effect to the: (i) Yorktown acquisition; (ii) financing transactions entered into in connection with the Yorktown acquisition; and (iii) redemption of the Company's $100,000,000 of 9 3/4% Senior Subordinated Notes due 2003 (the "9 3/4% Notes"), which occurred on June 28, 2002, as if each had occurred at the beginning of the period presented. The pro forma results were determined using estimates and assumptions, which management believes to be reasonable, based upon limited available information from BP. This pro forma information is not necessarily indicative of the results of future operations.

                                                   Three Months           Six Months
                                               Ended June 30, 2002    Ended June 30, 2002
                                               -------------------    -------------------
                                                  (In thousands, except per share data)
Revenues from continuing operations..........       $355,286              $669,294
Net loss from continuing operations..........         (6,046)              (14,763)
Net loss.....................................         (6,505)              (15,558)
Net loss from continuing operation per share:
  Basic......................................       $  (0.71)             $  (1.73)
  Diluted....................................       $  (0.71)             $  (1.73)
Net loss per share:
  Basic......................................       $  (0.76)             $  (1.82)
  Diluted....................................       $  (0.76)             $  (1.82)

NOTE 5 - Goodwill and Other Intangible Assets:

     At June 30, 2003 and December 31, 2002, the Company had goodwill of $19,403,000 and $19,465,000, respectively.

     The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

                                         Refining    Retail    Phoenix
                                          Group      Group       Fuel      Total
                                         --------   -------    -------    -------
                                                    (In thousands)
Balance as of January 1, 2003.........   $   125    $ 4,618    $14,722    $19,465
Goodwill written off related
  to the sale of three retail units...         -        (62)         -        (62)
                                         -------    -------    -------    -------
Balance as of June 30, 2003...........   $   125    $ 4,556    $14,722    $19,403
                                         =======    =======    =======    =======

     A summary of intangible assets that are included in "Other Assets" in the Consolidated Balance Sheet at June 30, 2003 is presented below:

                                              Gross                        Net
                                            Carrying     Accumulated    Carrying
                                              Value      Amortization     Value
                                            --------     ------------   --------
                                                        (In thousands)
Amortized intangible assets:
  Rights-of-way..........................    $ 3,564       $ 2,461      $ 1,103
  Contracts..............................      3,971         3,535          436
  Licenses and permits...................        786           103          683
                                             -------       -------      -------
                                               8,321         6,099        2,222
                                             -------       -------      -------
Unamortized intangible assets:
  Liquor licenses........................      7,316             -        7,316
                                             -------       -------      -------
Total intangible assets..................    $15,637       $ 6,099      $ 9,538
                                             =======       =======      =======

NOTE 6 - DISCONTINUED OPERATIONS, ASSETS HELD FOR SALE, AND DISPOSITIONS:

     Losses from discontinued operations before income taxes of $536,000 for the three months ended June 30, 2003 include a net loss on the disposal of two retail units and the Company's travel center of $251,000, which includes $12,000 of associated goodwill, an impairment write-down on one closed retail unit of $76,000, and net operating losses of $209,000. Losses from discontinued operations before income taxes of $582,000 for the six months ended June 30, 2003 include a net loss on the disposal of four retail units and the Company's travel center of $113,000, which includes $62,000 of associated goodwill, an impairment write-down on one closed retail unit of $76,000, and net operating losses of $393,000. Losses from discontinued operations before income taxes of $765,000 and $1,326,000 for the three and six months ended June 30, 2002, respectively, include a loss on the disposal of two retail units of $132,000, impairment write-downs of $415,000 on five retail units, and asset write-offs of $8,000. In addition, net operating losses of $210,000 and $771,000 were incurred for the three and six months ended June 30, 2002, respectively.

     Revenues included in discontinued operations for the three months ended June 30, 2003 and 2002, were $8,106,000 and $15,811,000, respectively, and for the six months ended June 30, 2003 and 2002, were $19,410,000 and $30,248,000, respectively.

     On June 19, 2003, the Company completed the sale of its Giant Travel Center to Pilot Travel Centers LLC ("Pilot") and received net proceeds of approximately $5,820,000, plus an additional $491,000 for inventories. As a result of this transaction, the Company recorded a pretax loss of approximately $44,600 which included charges that were a direct result of the decision to sell the Travel Center. In connection with the sale, the Company entered into a long-term product supply agreement with Pilot. The Company will receive a supply agreement performance payment at the end of five years if there has been no material breach under the supply agreement and all requirements have been met for such payment.

     Included in "Other Assets" as assets held for sale in the accompanying Consolidated Balance Sheets are the following categories of assets. All of these assets are being marketed for sale. In the first six months of 2003, two closed retail units were sold and impairment write-downs of $400,000 were recorded relating to various other assets.

                                                           June 30,         December 31,
                                                             2003               2002
                                                        -------------    -----------------
                                                                  (In thousands)
Operating retail units included in
  discontinued operations:
    Property, plant and equipment.....................      $   637           $ 9,170
    Inventories.......................................          166               361
                                                            -------           -------
                                                                803             9,531
Vacant land - residential/commercial property.........        6,278             6,351
Closed retail units...................................        1,735             2,376
Vacant land - industrial site.........................        1,596             1,596
Vacant land - adjacent to retail units................        1,189             1,201
                                                            -------           -------
                                                            $11,601           $21,055
                                                            =======           =======

NOTE 7 - EARNINGS PER SHARE:

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                        Three Months Ended      Six Months Ended
                                             June 30,               June 30,
                                       --------------------   --------------------
                                         2003       2002        2003       2002
                                       --------   ---------   --------   ---------
Numerator                                               (In thousands)
Earnings (loss) from
  continuing operations..............  $    769   $  (3,825)  $  3,127   $  (3,366)
Loss from discontinued operations....      (322)       (459)      (349)       (795)
Cumulative effect of change in
  accounting principle...............         -           -       (704)          -
                                       --------   ---------   --------   ---------
Net earnings (loss)..................  $    447   $  (4,284)  $  2,074   $  (4,161)
                                       ========   =========   ========   =========

                                        Three Months Ended      Six Months Ended
                                             June 30,               June 30,
                                       --------------------   --------------------
                                         2003       2002        2003       2002
                                       ---------  ---------   ---------  ---------
Denominator
Basic - weighted average
  shares outstanding.................  8,780,857  8,566,271   8,676,895  8,560,109
Effect of dilutive stock options.....     80,966          -*     61,851          -*
                                       ---------  ---------   ---------  ---------
Diluted - weighted average
  shares outstanding.................  8,861,823  8,566,271   8,738,746  8,560,109
                                       =========  =========   =========  =========

*The additional shares would be antidilutive due to the net loss.

                                        Three Months Ended      Six Months Ended
                                             June 30,               June 30,
                                       --------------------   --------------------
                                         2003       2002        2003       2002
                                       --------   ---------   --------   ---------
Basic Earnings (Loss) Per Share
Earnings (loss) from continuing
  operations.........................  $   0.09   $   (0.45)  $   0.36   $   (0.40)
Loss from discontinued operations....     (0.04)      (0.05)     (0.04)      (0.09)
Cumulative effect of change in
  accounting principle...............         -           -      (0.08)          -
                                       --------   ---------   --------   ---------
Net earnings (loss)..................  $   0.05   $   (0.50)  $   0.24   $   (0.49)
                                       ========   =========   ========   =========

                                        Three Months Ended      Six Months Ended
                                             June 30,               June 30,
                                       --------------------   --------------------
                                         2003       2002        2003       2002
                                       --------   ---------   --------   ---------
Diluted Earnings (Loss) Per Share
Earnings (loss) from continuing
  operations.........................  $   0.09   $   (0.45)  $   0.36   $   (0.40)
Loss from discontinued operations....     (0.04)      (0.05)     (0.04)      (0.09)
Cumulative effect of change in
  accounting principle...............         -           -      (0.08)          -
                                       --------   ---------   --------   ---------
Net earnings (loss)..................  $   0.05   $   (0.50)  $   0.24   $   (0.49)
                                       ========   =========   ========   =========

     On April 3, 2003, the Company contributed 213,776 newly issued shares of its common stock to its 401(k) plan as a discretionary contribution for the year 2002.

     On May 9, 2003, the Company granted 140,500 stock options under its 1998 Stock Incentive Plan.

     At June 30, 2003, there were 8,785,555 shares of the Company's common stock outstanding. There were no transactions subsequent to June 30, 2003, that if the transactions had occurred before June 30, 2003, would materially change the number of common shares or potential common shares outstanding as of June 30, 2003.

NOTE 8 - STOCK-BASED EMPLOYEE COMPENSATION:

     The Company has a stock-based employee compensation plan that is more fully described in Note 16 to the Company's Annual Report on Form
10-K for the year ended December 31, 2002. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. The Company uses the intrinsic value method to account for stock-based employee compensation. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and net earnings
(loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                           Three Months Ended   Six Months Ended
                                                 June 30,            June 30,
                                           ------------------   -----------------
                                            2003       2002      2003      2002
                                           -------    -------   -------   -------
                                            (In thousands, except per share data)
Net earnings (loss), as reported.........  $   447    $(4,284)  $ 2,074   $(4,161)
Deduct: Total stock-based employee
  compensation expense determined
  under the fair value based method
  for all awards, net of related
  tax effects............................       55         52        94       127
                                           -------    -------   -------   -------
Pro forma net earnings (loss)............  $   392    $(4,336)  $ 1,980   $(4,288)
                                           =======    =======   =======   =======

Net earnings (loss) per share:
  Basic - as reported....................  $  0.05    $ (0.50)  $  0.24   $ (0.49)
                                           =======    =======   =======   =======
  Basic - pro forma......................  $  0.04    $ (0.51)  $  0.23   $ (0.50)
                                           =======    =======   =======   =======
  Diluted - as reported..................  $  0.05    $ (0.50)  $  0.24   $ (0.49)
                                           =======    =======   =======   =======
  Diluted - pro forma....................  $  0.04    $ (0.51)  $  0.23   $ (0.50)
                                           =======    =======   =======   =======


NOTE 9 - INVENTORIES:

                                          June 30, 2003    December 31, 2002
                                          -------------    -----------------
                                                    (In thousands)
First-in, first-out ("FIFO") method:
  Crude oil............................     $ 53,116            $ 34,192
  Refined products.....................       55,357              59,896
  Refinery and shop supplies...........       11,737              11,362
  Merchandise..........................        3,269               3,374
Retail method:
  Merchandise..........................       10,018               8,797
                                            --------            --------
    Subtotal...........................      133,497             117,621
Adjustment for last-in,
  first-out ("LIFO") method............      (12,621)             (9,641)
                                            --------            --------
    Total..............................     $120,876            $107,980
                                            ========            ========

     The portion of inventories valued on a LIFO basis totaled $81,894,000 and $70,329,000 at June 30, 2003 and December 31, 2002, respectively. The following data will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at June 30, 2003 and 2002, net earnings (loss) and diluted earnings (loss) per share amounts for the three months ended June 30, 2003 and 2002, would have been (lower) higher by $(8,644,000) and $(0.98), and $1,003,000 and $0.12,
respectively, and net earnings (loss) and diluted earnings (loss) per share amounts for the six months ended June 30, 2003 and 2002, would have been higher by $1,788,000 and $0.20, and $914,000 and $0.11, respectively.

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

NOTE 10 - DERIVATIVE INSTRUMENTS:

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

     In the first half of 2003, the Company entered into various crude oil and gasoline futures contracts in order to economically hedge crude oil and other inventories and purchases for the Yorktown refinery operations. For the three and six months ended June 30, 2003, the Company recognized losses on these contracts of approximately $161,000 and $1,594,000, respectively, in cost of products sold. These transactions did not qualify for hedge accounting in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, and accordingly were marked to market each month. There were no open crude oil futures contracts or other commodity derivative contracts at June 30, 2003.

NOTE 11 - LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                        June 30, 2003    December 31, 2002
                                                        -------------    -----------------
                                                                  (In thousands)
11% senior subordinated notes, due 2012, net
  of unamortized discount of $5,474 and $5,651,
  interest payable semi-annually......................     $194,526            $194,349
9% senior subordinated notes, due 2007,
  interest payable semi-annually......................      150,000             150,000
Senior secured revolving credit facility, due 2005,
  floating interest rate, interest payable monthly....       10,000              25,000
Senior secured mortgage loan facility, due 2005,
  floating interest rate, principal and interest
  payable monthly.....................................       26,000              32,222
Capital lease obligations, 11.3%, due
  through 2007, interest payable monthly..............        6,664               6,703
Other.................................................           31                  46
                                                           --------            --------
  Subtotal............................................      387,221             408,320
Less current portion..................................       (8,473)            (10,251)
                                                           --------            --------
  Total...............................................     $378,748            $398,069
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

     The Credit Facility is primarily a working capital and letter of credit facility. The availability of funds under this facility is the lesser of (i) $100,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At June 30, 2003, the availability of funds under the Credit Facility was $100,000,000. There were $10,000,000 in direct borrowings outstanding under this facility at June 30, 2003, and there were approximately $35,103,000 of irrevocable letters of credit outstanding, primarily to crude oil suppliers, insurance companies and regulatory agencies. On July 31, 2003, there were no direct borrowings outstanding under this facility and there were approximately $36,410,000 of irrevocable letters of credit outstanding.

     The interest rate applicable to the Credit Facility is tied to various short-term indices. At June 30, 2003, this rate was approximately 4.9% per annum. The Company is required to pay a quarterly commitment fee of 0.50% per annum of the unused amount of the facility.

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

     The Credit Facility also requires the Company to meet certain financial covenants, including maintaining a minimum consolidated tangible net worth, a minimum fixed charge coverage ratio, a total leverage ratio, and a senior leverage ratio of consolidated senior indebtedness to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"); and achieve a minimum quarterly consolidated EBITDA. The Company also was required to, and did, prepay $15,000,000 of the outstanding principal amount of the Credit Facility from the proceeds of asset sales occurring between October 1, 2002 and June 30, 2003.

     Pursuant to the Loan Facility, the Company issued notes to the lenders, which bear interest at a rate that is tied to various short-term indices. At June 30, 2003, this rate was approximately 6.7% per annum. The remainder of the notes fully amortize during the three-year term as follows: remainder of 2003 - $4,000,000, 2004 - $11,111,000, and 2005 -
$10,889,000.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

     Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company's business, including those matters described below, are pending against the Company and certain of its subsidiaries. Certain of these matters involve or may involve significant claims for compensatory, punitive or other damages. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at June 30, 2003, that may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company's recorded accruals should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of these matters could result in a material adverse effect on the Company's results of operations for a particular reporting period.

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

ENVIRONMENTAL ACCRUALS

     As of June 30, 2003 and December 31, 2002, the Company had environmental liability accruals of approximately $8,040,000 and $8,367,000, respectively, which are summarized below. Environmental accruals are recorded in the current and long-term sections of the Company's Consolidated Balance Sheets.

                          Summary of Environmental Contingencies
                                    (In thousands)


                                            December 31,   Increase               June 30,
                                               2002       (Decrease)   Payments     2003
                                            ------------  ----------   --------   --------
Farmington Refinery.......................   $   570      $     -      $     -    $   570
Ciniza - Land Treatment Facility..........       189            -            -        189
Bloomfield Tank Farm (Old Terminal).......        89            -          (20)        69
Ciniza - Solid Waste Management Units.....       275            -            -        275
Bloomfield Refinery.......................       310            -          (30)       280
Ciniza Well Closures......................       100            -            -        100
Retail Service Stations - Various.........       119          125           (7)       237
Yorktown Refinery.........................     6,715            -         (395)     6,320
                                             -------      -------      -------    -------
   Totals.................................   $ 8,367      $   125      $  (452)   $ 8,040
                                             =======      =======      =======    =======

     At June 30, 2003, approximately $7,239,000 of these accruals were for the following projects: (i) the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of the Company's inactive Farmington refinery; (ii) environmental obligations assumed in connection with the acquisitions of the Yorktown refinery and the Bloomfield refinery; and (iii) hydrocarbon contamination on and adjacent to the 5.5 acres that the Company owns in Bloomfield, New Mexico. The remaining amount of the accrual relates to the closure of certain solid waste management units at the Ciniza refinery, which is being conducted in accordance with the refinery's Resource Conservation and Recovery Act permit; closure of the Ciniza refinery land treatment facility including post-closure expenses; estimated monitoring well closure costs at the Ciniza refinery; and amounts for smaller remediation projects.

NOTICES OF VIOLATION AT FOUR CORNERS REFINERIES

     In June 2002, the Company received a draft compliance order from the New Mexico Environment Department ("NMED") in connection with alleged violations of air quality regulations at the Ciniza refinery. These alleged violations relate to an inspection completed in April 2001.

     In August 2002, the Company received a compliance order from NMED in connection with alleged violations of air quality regulations at the Bloomfield refinery. These alleged violations relate to an inspection completed in September 2001.

     In the second quarter of 2003 the United States Environmental Protection Agency ("EPA") informally advised the Company that it also intended to allege air quality violations in connection with the 2001 inspections at both refineries. The Company has since participated in joint meetings with NMED and EPA. At a meeting in July 2003, NMED stated its intention to increase the number of violations at both refineries, from nine to 19, and that potential penalties could increase from approximately $684,000 to approximately $1,500,000. At the same meeting, EPA stated that potential penalties it would assert could range as high as $1,000,000. Subsequently, EPA informally advised the Company that it would not proceed with one of its alleged violations, which the Company expects will reduce EPA's potential penalty to $500,000.

     The Company is continuing discussions with NMED and EPA with respect to both of the above matters. These discussions may result in the modification or dismissal of some of the alleged violations and reductions in the amount of potential penalties. In lieu of monetary penalties and as part of an administrative settlement, EPA may require the Company to undertake an enhanced leak detection and repair program, permanent reductions in overall flaring, and environmentally beneficial projects, known as Supplemental Environmental Projects ("SEPs"). The Company has not yet determined the nature or scope of any SEPs to be proposed.

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

BLOOMFIELD REFINERY ENVIRONMENTAL OBLIGATIONS

     In connection with the acquisition of the Bloomfield refinery, the Company assumed certain environmental obligations including Bloomfield Refining Company's ("BRC") obligations under an administrative order issued by EPA in 1992 pursuant to the Resource Conservation and Recovery Act (the "Order"). The Order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. EPA has delegated its oversight authority over the Order to NMED's Hazardous Waste Bureau ("HWB"). In 2000, the OCD approved the groundwater discharge permit for the refinery, which included an abatement plan that addressed the Company's environmental obligations under the Order. Discussions between OCD, HWB and the Company have resulted in revisions to the abatement plan. As of June 30, 2003, the Company had an accrual of $280,000 for remediation expenses associated with the abatement plan, and anticipates that these expenses will be incurred through approximately 2018.

BLOOMFIELD TANK FARM (OLD TERMINAL)

     The Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank (the "Tank") that was located in Bloomfield, New Mexico. The Company believes that all or a portion of the Tank and the 5.5 acres owned by the Company on which the Tank was located may have been a part of a refinery, owned by various other parties, that, to the Company's knowledge, ceased operations in the early 1960s. The Company received approval to conduct a pilot bioventing project to address remaining contamination at the site, which was completed in June 2001. Based on the results of the pilot project, the Company submitted a remediation plan to OCD proposing the use of bioventing to address the remaining contamination. This remediation plan was approved by OCD in June 2002, work on the bioventing project began in January 2003 and active remediation is currently in process. The Company anticipates that it will incur soil remediation expenses through approximately 2004 in connection with the bioventing plan followed by continued groundwater monitoring and testing until natural attenuation has completed the process of groundwater remediation. At June 30, 2003, the Company had an environmental accrual of $69,000 for this matter.

YORKTOWN ENVIRONMENTAL LIABILITIES

     The Company assumed certain liabilities and obligations in connection with its purchase of the Yorktown refinery from BP, but was provided with specified levels of indemnification for certain matters. In view of the indemnification from BP, the Company established an environmental accrual for the liabilities and obligations assumed. This accrual currently has a balance of approximately $6,320,000. These liabilities and obligations include, subject to certain exceptions and indemnifications, all obligations, responsibilities, liabilities, costs and expenses under environmental, health, and safety laws that are caused by, arise from, or are incurred in connection with or relate in any way to the ownership or operation of the refinery. The Company has agreed to indemnify BP from and against losses of any kind incurred in connection with or related to liabilities and obligations assumed by the Company. The Company only has limited indemnification rights against BP.

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

     The environmental obligations assumed in connection with the Yorktown acquisition also include BP's obligations under an administrative order (the "Yorktown Order") issued by EPA in 1991 pursuant to the Resource Conservation and Recovery Act ("RCRA"). The Yorktown Order requires an investigation of certain areas of the refinery and the development of measures to correct any releases of contaminants or hazardous constituents found in these areas. A RCRA Facility Investigation and a Corrective Measures Study ("RFI/CMS") already has been prepared. It was revised by BP, in draft form, to incorporate comments from EPA and the Virginia Department of Environmental Quality ("VDEQ"), although a final RFI/CMS has not yet been approved. The draft RFI/CMS proposes certain investigation, sampling, monitoring, and cleanup measures, including the construction of an on-site corrective action management unit that would be used to consolidate hazardous materials associated with these measures. These proposed actions relate to soil, sludge, and remediation wastes relating to certain solid waste management units, groundwater in the aquifers underlying the refinery, and surface water and sediment in a small pond and tidal salt marsh on the refinery property. The Company anticipates that EPA may issue a proposed course of action for public comment in the second half of 2003. Following the public comment period, EPA will issue an approved RFI/CMS in coordination with VDEQ and will make a final remedy decision. The Company estimates that expenses associated with the actions described in the proposed RFI/CMS will cost approximately $19,000,000 to $21,000,000, and will be incurred over a period of approximately 30 years, with approximately $5,000,000 of this amount being incurred over an initial 3-year period, and additional expenditures in the approximate amount of $5,000,000 being incurred over the following 3-year period. The Company, however, may not be responsible for all of these expenditures as a result of the environmental indemnification provisions included in its purchase agreement with BP, as more fully discussed below.

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

     On October 21, 2002, the Company received a notice from EPA assessing the Company a penalty under the consent decree in connection with a hydrocarbon flaring incident at the Yorktown refinery. The flaring occurred during a five-day period in April 2002 following a power outage at the refinery. BP owned the refinery at the time of the incident. On April 14, 2003, the Company settled this penalty in full by making a payment of $50,000 to EPA. The Company has since received reimbursement for the entire amount of the settlement from BP.

DEFENSE ENERGY SUPPORT CENTER CLAIM

     On February 11, 2003, the Company filed a complaint against the United States in the United States Court of Federal Claims in connection with military jet fuel that the Company sold to the Defense Energy Support Center ("DESC") from 1983 through 1994. The Company asserted that the United States, acting through DESC, underpaid for the jet fuel in the approximate amount of $17,000,000. The Company believes that its claims are supported by recent federal court decisions, including decisions from the Court of Federal Claims, dealing with contract provisions similar to those contained in the contracts that are the subject of the Company's claims. The DESC has indicated that it may counterclaim and assert, based on its interpretation of the contract provisions, that the Company owes additional amounts ranging from approximately $2,100,000 to $4,900,000. DESC denied all liability in a motion for partial summary judgment filed in the second quarter of 2003. On July 23, 2003, the Company responded to DESC's motion and filed its own cross-motion for partial summary judgment. Due to the preliminary nature of this matter, there can be no assurance that the Company will ultimately prevail on its claims or DESC's counterclaims, nor is it possible to predict when any payment will be received if the Company is successful. Accordingly, the Company has not recorded a receivable for these claims or a liability for any potential counterclaim.

FORMER CEO MATTERS

     James E. Acridge was terminated as the Company's President and Chief Executive Officer, and was replaced as the Company's Chairman, on March 29, 2002. He remains on the Board of Directors. The Company paid Mr. Acridge the equivalent of his pre-termination base salary until July 26, 2002. In addition, the Company extended the exercise period of Mr. Acridge's stock options until June 29, 2003. These options expired unexercised.

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

     The Company has an outstanding loan to Mr. Acridge in the principal amount of $5,000,000. In the fourth quarter of 2001, the Company established a reserve for the entire amount of the loan plus interest accrued through December 31, 2001. In view of developments in bankruptcy proceedings relating to Mr. Acridge, the Company has continued to maintain the reserve.

     In 1998, Giant Arizona executed a lease for approximately 8,176 square feet of additional space from a limited liability company (the "Landlord") in which the bankruptcy estate of Prime Pinnacle (the "Prime Estate") owned a 51% interest. Giant Arizona also executed a sublease with a separate limited liability company controlled by Mr. Acridge for use of the space as an inn. The term for each of the lease and the sublease was for five years, terminating on June 30, 2003. Except in connection with the settlement negotiations discussed below, Giant Arizona never made rental payments to the Landlord, and believes that, in the past, the Landlord received payments directly from the sublessee. In August 2001, the owner of the 49% interest in the Landlord (the "Minority Owner") notified Giant Arizona that the sublessee was delinquent on the payment of the rent due, and on or about December 28, 2001, the Minority Owner filed a derivative lawsuit for and on behalf of the Landlord against Giant Arizona to collect all amounts owing under the lease. Subsequently, the matter was referred to arbitration by court order. Pursuant to a letter dated January 16, 2002, the Company made a formal demand on the sublessee for the sublessee to pay all of the past due amounts and, on May 23, 2002, made a separate demand for arbitration of this matter. In September 2002, the Company negotiated a settlement agreement with the Minority Owner, in which the Company agreed to pay the Landlord approximately $375,000 for rent and other monetary obligations allegedly due under the lease from May 2001 through October 2002, and agreed to be responsible for rental payments from November 2002 through June 2003. All settlement amounts have been paid by the Company and both the lease and sublease have terminated. Notwithstanding the settlement with the Landlord (now owned 100% by the Minority Owner), the Company's arbitration action against the sublessee is still in process.

     Mr. Acridge personally, and three entities controlled by Mr. Acridge, have commenced Chapter 11 Bankruptcy proceedings. The entities controlled by Mr. Acridge are Pinnacle Rodeo LLC ("Pinnacle Rodeo"), Pinnacle Rawhide LLC ("Pinnacle Rawhide"), and Prime Pinnacle Peak Properties, Inc. ("Prime Pinnacle"). The four bankruptcy cases are jointly administered. The Company has filed proofs of claim in the bankruptcy proceeding seeking to recover certain amounts it alleges are owed to the Company by Mr. Acridge, including amounts relating to the outstanding $5,000,000 loan and the above-described lease. Further, the Company has filed a complaint in the bankruptcy proceeding in which it seeks a determination that certain of the amounts it asserts are owed by Mr. Acridge are not dischargeable in bankruptcy. It is unknown whether and to what extent creditors, including the Company, will receive any recovery on their respective debts from any of the four bankruptcy estates or whether the Company will be successful in pursuing its non-dischargeability complaint.

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

     The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain critical accounting policies that materially affect the amounts recorded in the consolidated financial statements are the use of the LIFO method of valuing certain inventories, the accounting for certain environmental remediation liabilities, the accounting for certain related party transactions, and assessing the possible impairment of certain long-lived assets. There have been no changes to these policies in 2003, except as relates to the adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations". See Note 3 to the Company's Consolidated Financial Statements included in Part I, Item 1.

RESULTS OF OPERATIONS

     Included below are certain operating results and operating data for the Company and its operating segments.

                                                         Three Months             Six Months
                                                        Ended June 30,          Ended June 30,
                                                     ---------------------   ---------------------
                                                        2003        2002        2003        2002
                                                     ---------   ---------   ---------   ---------
                                                         (In thousands, except per share data)
Net revenues......................................   $ 409,708   $ 289,578   $ 891,015   $ 468,886
Cost of products sold.............................     339,380     239,911     749,747     375,633
                                                     ---------   ---------   ---------   ---------
Gross margin......................................      70,328      49,667     141,268      93,253
Operating expenses................................      41,486      30,094      80,513      53,282
Depreciation and amortization.....................       9,433       8,748      18,562      16,800
Selling, general and administrative expenses......       7,272       6,130      14,296      11,555
Net (gain) loss on disposal/write-down of assets..        (177)        504         234         508
                                                     ---------   ---------   ---------   ---------
Operating income..................................      12,314       4,191      27,663      11,108
Interest expense..................................      (9,865)     (9,527)    (20,024)    (15,530)
Amortization/write-off of financing costs.........      (1,197)       (909)     (2,388)     (1,117)
Interest and investment income....................          59         261          83         325
                                                     ---------   ---------   ---------   ---------
Earnings (loss) from continuing operations
  before income taxes.............................       1,311      (5,984)      5,334      (5,214)
Provision (benefit) for income taxes..............         542      (2,159)      2,207      (1,848)
                                                     ---------   ---------   ---------   ---------
Earnings (loss) from continuing operations
  before cumulative effect of change
    in accounting principle.......................         769      (3,825)      3,127      (3,366)

Discontinued operations, net of income tax
  benefit of $214, $306, $233 and $531............        (322)       (459)       (349)       (795)

Cumulative effect of change in accounting
  principle, net of income tax benefit of $468....           -           -        (704)          -
                                                     ---------   ---------   ---------   ---------
Net earnings (loss)...............................   $     447   $  (4,284)  $   2,074   $  (4,161)
                                                     =========   =========   =========   =========
Net earnings (loss) per common share:
  Basic
    Continuing operations.........................   $    0.09   $   (0.45)  $    0.36   $   (0.40)
    Discontinued operations.......................       (0.04)      (0.05)      (0.04)      (0.09)
    Cumulative effect of change
      in accounting principle.....................           -           -       (0.08)          -
                                                     ---------   ---------   ---------   ---------
                                                     $    0.05   $   (0.50)  $    0.24   $   (0.49)
                                                     =========   =========   =========   =========
  Assuming dilution
    Continuing operations.........................   $    0.09   $   (0.45)  $    0.36   $   (0.40)
    Discontinued operations.......................       (0.04)      (0.05)      (0.04)      (0.09)
    Cumulative effect of change
      in accounting principle.....................           -           -       (0.08)          -
                                                     ---------   ---------   ---------   ---------
                                                     $    0.05   $   (0.50)  $    0.24   $   (0.49)
                                                     =========   =========   =========   =========

                                                         Three Months             Six Months
                                                        Ended June 30,          Ended June 30,
                                                     ---------------------   ---------------------
                                                        2003        2002        2003        2002
                                                     ---------   ---------   ---------   ---------
                                                                      (In thousands)
Net revenues:(1)
  Refining Group:
    Four Corners operations......................    $ 115,464   $ 113,951   $ 246,013   $ 202,169
    Yorktown operations(2).......................      157,710      72,900     373,774      72,900
  Retail Group...................................       82,793      75,651     158,200     137,430
  Phoenix Fuel...................................      110,092      84,622     231,980     160,254
  Other..........................................          145          40         210          90
  Intersegment...................................      (56,496)    (57,586)   (119,162)   (103,957)
                                                     ---------   ---------   ---------   ---------
  Net revenues of continuing operations..........      409,708     289,578     891,015     468,886
  Net revenues of discontinued operations........        8,106      15,811      19,410      30,248
                                                     ---------   ---------   ---------   ---------
  Total net revenues.............................    $ 417,814   $ 305,389   $ 910,425   $ 499,134
                                                     =========   =========   =========   =========
Income (loss) from operations:(1)
  Refining Group:
    Four Corners operations......................    $  12,715   $   8,356   $  22,218   $  17,406
    Yorktown operations(2).......................       (2,847)     (3,090)      5,511      (3,090)
  Retail Group...................................        5,018       2,096       6,235       1,968
  Phoenix fuel...................................        2,284       1,566       3,890       3,039
  Other..........................................       (5,033)     (4,233)     (9,957)     (7,707)
  Net gain (loss) on disposal/write-down
    of assets....................................          177        (504)       (234)       (508)
                                                     ---------   ---------   ---------   ---------
  Operating income from continuing operations....       12,314       4,191      27,663      11,108
  Operating loss from discontinued operations....         (536)       (765)       (582)     (1,326)
                                                     ---------   ---------   ---------   ---------
  Total income from operations...................    $  11,778   $   3,426   $  27,081   $   9,782
                                                     =========   =========   =========   =========

(1) The Refining Group operates the Company's three refineries, its crude oil gathering pipeline system, two finished products distribution terminals, and a fleet of crude oil and finished product truck transports. The Retail Group operates the Company's service stations with convenience stores or kiosks. Until June 19, 2003, when it was sold, the
    Retail Group also operated a travel center located on I-40 adjacent to the Ciniza refinery near Gallup, New Mexico. Phoenix Fuel is an industrial/commercial wholesale petroleum products distribution operation, which includes several lubricant and bulk petroleum distribution plants, an unmanned fleet fueling ("cardlock") operation, a bulk lubricant terminal facility, and a fleet of finished product and lubricant delivery trucks. The Other category is primarily corporate staff operations.
(2) Acquired May 14, 2002.

                                                         Three Months             Six Months
                                                        Ended June 30,          Ended June 30,
                                                     ---------------------   ---------------------
                                                        2003        2002        2003        2002
                                                     ---------   ---------   ---------   ---------
Refining Group Operating Data:
  Four Corners Operations:
    Crude Oil/NGL Throughput (BPD)................     31,854      33,144      31,502      33,463
    Refinery Sourced Sales Barrels (BPD)..........     30,472      34,060      31,000      32,618
    Average Crude Oil Costs ($/Bbl)...............   $  27.90    $  23.48    $  29.55    $  21.17
    Refining Margins ($/Bbl)......................   $   9.41    $   6.41    $   8.86    $   6.86
  Yorktown Operations:(1)
    Crude Oil/NGL Throughput (BPD)................     52,316      53,563      54,275      53,563
    Refinery Sourced Sales Barrels (BPD)..........     54,046      54,610      56,703      54,610
    Average Crude Oil Costs ($/Bbl)...............   $  28.06    $  26.77    $  30.74    $  26.77
    Refining Margins ($/Bbl)......................   $   2.82    $   1.68    $   3.57    $   1.68

Retail Group Operating Data:
(Continuing operations only)
  Fuel Gallons Sold (000's).......................     37,980      38,335      73,180      74,245
  Fuel Margins ($/gal)............................   $  0.233    $  0.168    $  0.195    $  0.155
  Merchandise Sales ($ in 000's)..................   $ 32,844    $ 33,225    $ 61,520    $ 61,508
  Merchandise Margins.............................       29.5%       27.4%       29.8%       27.2%

  Operating Retail Outlets at Period End:
    Continuing Operations.........................        126         127         126         127
    Discontinued Operations.......................          3          19           3          19

Phoenix Fuel Operating Data:
  Fuel Gallons Sold (000's).......................    105,148      90,524     208,185     182,995
  Fuel Margins ($/gal)............................   $  0.055    $  0.053    $  0.051    $  0.053
  Lubricant Sales ($ in 000's)....................   $  6,212    $  5,002    $ 11,827    $ 10,389
  Lubricant Margins...............................       15.2%       17.5%       15.7%       17.0%

(1) Acquired May 14, 2002.

     Certain factors affecting the comparison of the Company's continuing results of operations for the three and six months ended June 30, 2003 with the same periods in 2002, include, among other things, the following:

     - The acquisition of the Yorktown refinery on May 14, 2002.

     - The Yorktown refinery began a crude unit and coker unit turnaround at the end of March 2003. The refinery was back in operation April 16, 2003. On April 28, 2003, a transformer failure disrupted operations at the electric generation plant that supplies the Company's Yorktown refinery with power. As a result of the failure, the refinery suffered a complete loss of power and shut down all processing units. The refinery was operating at full capacity by the middle of May. The Company incurred costs of approximately $1,254,000 as a result of the loss of power, all of which were expensed during the three months ended June 30, 2003, and estimates that reduced production resulted in lost earnings of approximately $3,750,000.

     - Stronger refining margins at the Company's refineries due to, among other things, lower domestic crude oil and finished product inventories and strong domestic finished product demand, reduced in part by losses on various crude oil futures contracts.

     - Lower than anticipated crude oil receipts for the Four Corners refineries due to supplier production problems and reduced supply availability resulted in reduced refinery production.

     - Stronger finished product sales volumes with relatively stable margins for the Company's Phoenix Fuel operations.

     - Improved retail fuel and merchandise margins in several of the Company's market areas. In addition, the Company is experiencing increased competition in certain of its markets.

Earnings (Loss) From Continuing Operations Before Income Taxes
-------------------------------------------------------

     For the three months ended June 30, 2003, earnings from continuing operations before income taxes were $1,311,000, compared to a loss of $5,984,000 for the three months ended June 30, 2002, an increase of $7,295,000. This amount includes the following items related to the operation and acquisition of the Yorktown refinery: (i) an operating loss decrease of $243,000; (ii) an increase in the amortization of financing costs of $288,000, and (iii) additional interest expense of $338,000. The remainder of the increase, relating to the Company's other operations, was primarily due to a 47% increase in Four Corners refinery margins. Also contributing to the increase was a 25% increase in wholesale fuel volumes sold by Phoenix Fuel to third-party customers, a 39% increase in retail fuel margins, and an 8% increase in retail merchandise margins. In addition, in the second quarter of 2002 impairment write-downs were recorded for certain retail assets. These increases were offset in part by higher operating expenses and selling, general, and administrative ("SG&A") expenses for other Company operations, and a 9% decrease in Four Corners refinery third party fuel volumes sold.

     For the six months ended June 30, 2003, earnings from continuing operations before income taxes were $5,334,000, compared to a loss of $5,214,000 for the six months ended June 30, 2002, an increase of $10,548,000. This amount includes the following items related to the operation and acquisition of the Yorktown refinery: (i) an increase in operating earnings of $8,601,000; (ii) an increase in the amortization of financing costs of $1,271,000, and (iii) additional interest expense of $4,493,000. The remainder of the increase, relating to the Company's other operations, was primarily due to a 29% increase in Four Corners refinery margins. Also contributing to the increase was a 22% increase in wholesale fuel volumes sold by Phoenix Fuel to third-party customers, a 26% increase in retail fuel margins, and a 10% increase in retail merchandise margins. These increases were offset in part by higher operating expenses and selling, general, and administrative ("SG&A") expenses for other Company operations, and a 3% decrease in Four Corners refinery third party fuel volumes sold.

Revenues From Continuing Operations
-----------------------------------

     Revenues for the three months ended June 30, 2003, increased approximately $120,130,000 or 41% to $409,708,000 from $289,578,000 in the comparable 2002 period. The increase includes revenue increases of $84,810,000 for the Yorktown refinery. Revenue increases relating to the Company's other operations were primarily due to a 17% increase in Four Corners refining weighted average selling prices, a 10% increase in Phoenix Fuel's weighted average selling prices, a 25% increase in wholesale fuel volumes sold by Phoenix Fuel to third-party customers, and a 14% increase in retail refined product selling prices. These increases were offset in part by a 9% decline in Four Corners refinery fuel volumes sold to third parties. Same store retail fuel volumes sold were relatively flat, while same store merchandise sales were down slightly.

     Revenues for the six months ended June 30, 2003, increased approximately $422,129,000 or 90% to $891,015,000 from $468,886,000 in the comparable 2002 period. The increase includes revenue increases of $300,874,000 for the Yorktown refinery. Revenue increases relating to the Company's other operations were primarily due to a 36% increase in Four Corners refining weighted average selling prices, a 22% increase in Phoenix Fuel's weighted average selling prices, a 22% increase in wholesale fuel volumes sold by Phoenix Fuel to third-party customers, and a 22% increase in retail refined product selling prices. These increases were offset in part by a 3% decline in Four Corners refinery fuel volumes sold to third parties. Same store retail fuel volumes sold were down slightly, while same store merchandise sales were relatively flat.

Cost of Products Sold From Continuing Operations
------------------------------------------------

     For the three months ended June 30, 2003, cost of products sold increased approximately $99,469,000 or 41% to $339,380,000 from $239,911,000 in the comparable 2002 period. The increase includes cost of products sold increases of $74,954,000 for the Yorktown refinery. Cost of products sold increases relating to the Company's other operations were primarily due to a 19% increase in Four Corners refining weighted average crude oil costs, a 25% increase in wholesale fuel volumes sold by Phoenix Fuel to third-party customers, and a 10% increase in the cost of finished products purchased by Phoenix Fuel. In addition, cost of products sold for 2002 included a gain of approximately $1,970,000 from various crude oil futures contracts used to economically hedge crude oil inventories and purchases for the Yorktown refinery. In 2003, losses of $161,000 were incurred on similar crude oil and gasoline contracts. These increases were offset in part by a 9% decline in Four Corners refinery fuel volumes sold to third parties.

     For the six months ended June 30, 2003, cost of products sold increased approximately $374,114,000 or 100% to $749,747,000 from $375,633,000 in the comparable 2002 period. The increase includes cost of products sold increases of $267,909,000 for the Yorktown refinery. Cost of products sold increases relating to the Company's other operations were primarily due to a 40% increase in Four Corners refining weighted average crude oil costs, a 22% increase in wholesale fuel volumes sold by Phoenix Fuel to third-party customers, and a 23% increase in the cost of finished products purchased by Phoenix Fuel. In addition, cost of products sold for 2003 included a loss of approximately $1,594,000 from various crude oil and gasoline futures contracts used to economically hedge crude oil and other inventories and purchases for the Yorktown refinery. In 2002, a gain of $1,970,000 was recorded on similar crude oil contracts. These increases were offset in part by a 3% decline in Four Corners refinery fuel volumes sold to third parties.

Operating Expenses From Continuing Operations
---------------------------------------------

     For the three months ended June 30, 2003, operating expenses increased approximately $11,392,000 or 38% to $41,486,000 from $30,094,000 in the comparable 2002 period. For the six months ended June 30, 2003, operating expenses increased approximately $27,231,000 or 51% to $80,513,000 from $53,282,000 in the comparable 2002 period. The increases include operating expense increases of $8,115,000 and $20,574,000 for the Yorktown refinery for the three and six month periods, respectively. Operating expense increases relating to the Company's other operations in both comparable periods were due to, among other things, higher payroll and related costs, increased purchased fuel costs for the Four Corners refineries, due to higher prices, and higher general insurance premiums for all operations.

Depreciation and Amortization From Continuing Operations
--------------------------------------------------------

     For the three months ended June 30, 2003, depreciation and amortization increased approximately $685,000 or 8% to $9,433,000 from $8,748,000 in the comparable 2002 period. For the six months ended June 30, 2003, depreciation and amortization increased approximately $1,762,000 or 10% to $18,562,000 from $16,800,000 in the comparable 2002 period. The increases include depreciation and amortization increases of $1,000,000 and $2,734,000 for the Yorktown refinery for the three and six month periods, respectively. Depreciation and amortization decreases relating to the Company's other operations in each comparable period were due to, among other things, lower refinery turnaround amortization costs in 2003, reduced depreciation expense relating to certain retail assets becoming fully depreciated, and the sale of certain pipeline assets in 2002. These decreases were offset in part by higher costs relating to construction, remodeling and upgrades in retail and refining operations during 2003 and 2002.

Selling, General and Administrative Expenses From Continuing Operations
-----------------------------------------------------------------------

     For the three months ended June 30, 2003, SG&A expenses increased approximately $1,142,000 or 19% to $7,272,000 from $6,130,000 in the comparable 2002 period. For the six months ended June 30, 2003, SG&A expenses increased approximately $2,741,000 or 24% to $14,296,000 from $11,555,000 in the comparable 2002 period. The increases include SG&A expense increases of $376,000 and $846,000 for the Yorktown refinery for the three and six month periods, respectively. SG&A expense increases relating to the Company's other operations in each comparable period were due to, among other things, increased costs for the Company's self-insured health plan due to higher claims experience, higher workers compensation costs, increased letter of credit fees, and higher general insurance premiums. In addition, the first quarter of 2002 included a credit of $471,000 for the revision of estimated accruals for 2001 management incentive bonuses, following the determination of bonuses to be paid to employees.

Interest Expense and Interest Income From Continuing Operations
---------------------------------------------------------------

     For the three months ended June 30, 2003, interest expense increased approximately $338,000 or 4% to $9,865,000 from $9,527,000 in the comparable 2002 period. For the six months ended June 30, 2003, interest expense increased approximately $4,494,000 or 29% to $20,024,000 from $15,530,000 in the comparable 2002 period. Interest expense increased for the three and six month comparable periods by $1,491,000 and $8,084,000, respectively, related to the issuance of new senior subordinated notes, borrowings under the Company's new loan facilities, and other transactions related to the May 2002 acquisition of the Yorktown refinery. This increase was offset in part by a decrease in interest expense of approximately $1,153,000 and $3,591,000 for the three and six month comparable periods, respectively, relating to the repayment in 2002 of the Company's $100,000,000 of 9 3/4% Senior Subordinated Notes due 2003 (the "9 3/4% Notes") with a portion of the proceeds of the Company's issuance of new senior subordinated notes.

     For the three and six month comparable periods ended June 30, 2003, interest income decreased approximately $202,000 and $242,000, respectively. The decreases were primarily due to interest received in 2002 on funds held in an escrow account in connection with the acquisition of the Yorktown refinery and a reduction in funds available for investment in short-term instruments since the acquisition of the Yorktown refinery.

Amortization/Write-Off of Financing Costs From Continuing Operations
--------------------------------------------------------------------

     For the three and six month comparable periods ended June 30, 2003, amortization of financing costs increased $288,000 and $1,271,000, respectively. The increase is due to the amortization of $17,436,000 of deferred financing costs, relating to new senior subordinated debt and new senior secured loan facilities, incurred in connection with the acquisition of the Yorktown refinery and the refinancing of the Company's 9 3/4% Notes. These costs are being amortized over the term of the related debt. In addition, each 2002 period includes the write-off of $364,000 in deferred financing costs relating to the refinancing of the 9 3/4% Notes.

Income Taxes From Continuing Operations
---------------------------------------

     The effective tax rate for the three and six months ended June 30, 2003 was approximately 41% and effective tax benefit rate for the three and six months ended June 30, 2002 was approximately 36%. The difference in the rates is due to, among other things, permanent tax differences, certain general business tax credits available, and higher tax rates associated with the Company's operations in Virginia.

Discontinued Operations
-----------------------

     Losses from discontinued operations before income taxes of $536,000 for the three months ended June 30, 2003 include a net loss on the disposal of two retail units and the Company's travel center of $251,000, which includes $12,000 of associated goodwill, an impairment write-down on one closed retail unit of $76,000 and net operating losses of $209,000. Losses from discontinued operations before income taxes of $582,000 for the six months ended June 30, 2003 include a net loss on the disposal of four retail units and the Company's travel center of $113,000, which includes $62,000 of associated goodwill, an impairment write-down on one closed retail unit of $76,000 and net operating losses of $393,000. Losses from discontinued operations before income taxes of $765,000 and $1,326,000 for the three and six months ended June 30, 2002, respectively, include a loss on the disposal of two retail units of $132,000, impairment write-downs of $415,000 on five retail units, and asset write-offs of $8,000. In addition, net operating losses of $210,000 and $771,000 were incurred for the three and six months ended June 30, 2002, respectively.

OUTLOOK

     The Company believes that its refining fundamentals continue to indicate and support an expected improved financial performance over the next several months. Furthermore, the Company continues to actively search for more cost-effective raw material sources for the Yorktown refinery, such as a long-term supply agreement for lower quality or higher acidity crude oils which the Yorktown refinery has the ability to process. The Company hopes to develop some of these arrangements by year-end. In the Company's retail area, fuel and merchandise margins remain strong with same store fuel and merchandise volumes remaining stable. Phoenix Fuel continues to see good growth in both wholesale and cardlock volumes with relatively stable margins.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operations
-------------------------

     Operating cash flows increased by $23,136,000 for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, primarily as a result of an increase in net earnings before depreciation and amortization, amortization of financing costs, deferred income taxes, and net (gain) loss on disposal/write-down of assets in 2003 and an increase in cash flows related to changes in operating assets and liabilities in each period. Net cash provided by operating activities totaled $28,208,000 and $5,072,000 for the six months ended June 30, 2003 and 2002, respectively.

Working Capital
---------------

     Working capital at June 30, 2003 consisted of current assets of $222,145,000 and current liabilities of $128,000,000, or a current ratio of 1.74:1. At December 31, 2002, the current ratio was 1.76:1 with current assets of $211,882,000 and current liabilities of $120,351,000.

     Current assets have increased since December 31, 2002, primarily due to increases in cash and cash equivalents and inventories. These increases were offset in part by decreases in accounts receivable and prepaid expenses and other. Inventories have increased primarily due to increases in refinery onsite crude oil volumes, primarily at Yorktown, and increases in crude oil and refined product prices. These increases were offset, in part, by decreases in refined product volumes at the refineries, terminals, Phoenix Fuel and retail operations. Accounts receivable have decreased primarily due to the receipt of income tax refunds, offset in part by an increases in trade receivables resulting from higher finished product selling prices. Prepaids and other have decreased primarily due to the expensing of prepaid insurance premiums.

     Current liabilities have increased since December 31, 2002, primarily due to increases in accounts payable and accrued expenses, offset in part by a reduction in the current portion of long-term debt. Accounts payable have increased primarily as a result of higher raw material and finished product costs and volumes. Accrued expenses have increased primarily as a result of higher petroleum product taxes payable, higher workers compensation cost accruals, increased accruals for the Company's self-insured health plan, and accruals for 2003 401(k) Company matching and discretionary contributions. These increases were offset in part by the payment of 2002 401(k) Company matching and discretionary contributions. The current portion of long-term debt declined due to a reduction in the current amount due under the Company's Loan Facility.

Capital Expenditures and Resources
----------------------------------

     Net cash used in investing activities for capital expenditures totaled approximately $10,150,000 for the six months ended June 30, 2003. Of this amount, expenditures of approximately $7,696,000 were made for the crude unit and coker unit turnaround at the Yorktown refinery that began at the end of March 2003. The refinery was back in operation on April 16, 2003. Other expenditures were for operational and environmental projects for the refineries and retail operations.

     On April 28, 2003, a transformer failure disrupted operations at the electric generation plant that supplies the Company's Yorktown refinery with power. As a result of the failure, the refinery suffered a complete loss of power and shut down all processing units. By the middle of May 2003, the refinery was operating at full capacity. The Company incurred costs of approximately $1,254,000 as a result of the loss of power, all of which were expensed in the three months ended June 30, 2003, and estimates that reduced production resulted in lost earnings of approximately $3,750,000. The Company is pursuing reimbursement from the power station owner. There is no guarantee, however, that the Company will be able to recover anything or what the amount of any recovery might be.

     The Credit Facility and the Loan Facility limit the Company's capital expenditures on a quarterly basis through the fourth quarter of 2003. The limitations permit all capital expenditures currently anticipated for 2003. Prior approval from the Company's lenders would be required to exceed the agreed upon levels, and the Company cannot provide assurance that it could obtain such approval.

     As part of the Yorktown acquisition, the Company agreed to pay earn-out payments, up to a maximum of $25,000,000 to BP beginning in 2003 and concluding at the end of 2005 when the average monthly spreads for regular reformulated gasoline or No. 2 distillate over West Texas Intermediate equivalent light crude oil on the New York Mercantile Exchange exceed $5.50 or $4.00 per barrel, respectively. For the first half of 2003, the Company incurred $5,475,000 under this provision of the purchase agreement. These earn-out payments are considered additional purchase price and are allocated to the assets acquired in the same proportions as the original purchase price was allocated, not to exceed the estimated current replacement cost, and amortized over the estimated remaining life of the assets.

     On June 19, 2003, the Company completed the sale of its Giant Travel Center to Pilot Travel Centers LLC ("Pilot") and received net proceeds of approximately $5,820,000, plus an additional $491,000 for inventories. As a result of this transaction, the Company recorded a pretax loss of approximately $44,600 which included charges that were a direct result of the decision to sell the Travel Center. In connection with the sale, the Company entered into a long-term product supply agreement with Pilot. The Company will receive a supply agreement performance payment at the end of five years if there has been no material breach under the supply agreement and all requirements have been met for such payment.

     The debt reduction strategy implemented by the Company in 2002 is being carried forward into 2003. In the first half of 2003, the Company reduced the outstanding balance of its Credit Facility by $15,000,000 and reduced the outstanding balance of its Loan Facility by $6,222,000. These reductions were paid from operating cash flows and proceeds of approximately $9,347,000 from the sale of assets, primarily five of the Company's retail units and the travel center.

     On July 22, 2003, the Company entered into a purchase and sale agreement for the sale of an approximate 8-acre tract of land in north Scottsdale that includes its corporate headquarters building, and anticipates receiving proceeds of approximately $10,400,000. The sale is contingent on, among other things, the parties entering into a mutually acceptable leaseback agreement.

     The Company is marketing a number of its retail service station/convenience stores, including its remaining units in Phoenix, and certain vacant land. The Company also is evaluating the possible sale of other non-strategic or under performing assets in addition to the assets described above. The Company can provide no assurance, however, that it will be able to complete the sales of the assets described above or any other asset sales.

     The Company currently intends to use the proceeds from the potential sales of assets, and savings or proceeds generated from other parts of the Company's debt reduction initiative, to further reduce long-term debt. The Company's loan facilities required the Company to reduce the outstanding principal balance of its Credit Facility by $15,000,000 from the proceeds of asset sales occurring between October 1, 2002 and June 30, 2003. With the sale of the Company's travel center, this requirement was met prior to June 30, 2003. No further reductions of the Credit Facility's outstanding principal balance from the proceeds of asset sales is required by the Company's loan facilities.

     The Company has two capital projects relating to its Four Corners refinery operations, in which approximately $3,000,000 of spending has occurred. The projects are currently dormant, although they remain viable. Before the end of 2003, the Company plans to evaluate the future status of these projects and will make a determination as to whether some or all of the costs should be written off.

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

Capital Structure
-----------------

     At June 30, 2003 and December 31, 2002, the Company's long-term debt was 74.4% and 75.8% of total capital, respectively, and the Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 73.9% and 75.3%, respectively.

     At June 30, 2003 the Company had long-term debt of $378,748,000, net of current portion of $8,473,000, including $150,000,000 of 9% Senior Subordinated Notes due 2007 (the "9% Notes") and $200,000,000 of 11% Senior Subordinated Notes due 2012 (the "11% Notes"), collectively, (the "Notes"). See Note 11 to the Company's Consolidated Financial Statements included in Part I, Item 1 for a description of these obligations.

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

     In the first half of 2003, the Company entered into various crude oil and gasoline futures contracts in order to economically hedge crude oil and other inventories and purchases for the Yorktown refinery operations. For the three and six months ended June 30, 2003, the Company recognized losses on these contracts of approximately $161,000 and $1,594,000, respectively, in cost of products sold. These transactions did not qualify for hedge accounting in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, and accordingly were marked to market each month. There were no open crude oil futures contracts or other commodity derivative contracts at June 30, 2003.

     The Company's Credit Facility is floating-rate debt tied to various short-term indices. As a result, the Company's annual interest costs associated with this debt may fluctuate. At June 30, 2003, there were $10,000,000 of direct borrowings outstanding under this facility. The potential increase in annual interest expense from a hypothetical 10% adverse change in interest rates on these borrowings at June 30, 2003, would be approximately $11,000.

     The Company's Loan Facility is floating-rate debt tied to various short-term indices. As a result, the Company's annual interest costs associated with this debt may fluctuate. At June 30, 2003, there was $26,000,000 outstanding under this facility. The potential increase in annual interest expense from a hypothetical 10% adverse change in interest rates on these borrowings at June 30, 2003, would be approximately $29,000.

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

     Significant developments have occurred in connection with the following environmental, health or safety matters that were previously discussed: (i) in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, under the heading "Regulatory, Environmental and Other Matters", the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", or Note 18 to the Company's Consolidated Financial Statements; or (ii) the Company's Quarterly Report on Form 10-Q for the first quarter of 2003 under the heading "Environmental, Health and Safety", the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" or Note 11 to the Company's Consolidated Financial Statements.

     The Company received a draft compliance order from the New Mexico Environment Department ("NMED") in June 2002 in connection with alleged violations of air quality regulations at the Ciniza refinery. In August 2002, the Company received a compliance order from NMED in connection with alleged violations of air quality regulations at the Bloomfield refinery. In July 2003, NMED stated its intention to increase the number of alleged violations at both refineries and the amount of potential penalties. In July 2003, the United States Environmental Protection Agency ("EPA") also represented that it would assert violations and impose monetary penalties. The Company has engaged in conversations with NMED and EPA in connection with both of these matters, which may result in the modification or dismissal of some of the alleged violations and reductions in the amount of potential penalties. A further discussion of these alleged violations is found in Note 12 to the Company's Consolidated Financial Statements included in Part I, Item 1.

     The Company was assessed a penalty by the EPA in 2002 in connection with a hydrocarbon flaring incident at the Yorktown refinery. On April 14, 2003, the Company settled this penalty in full by making a payment of $50,000 to the EPA. Since the Company did not own the Yorktown refinery at the time of the flaring incident, the Company requested and received reimbursement from BP for the entire amount. A further discussion of this penalty is found in Note 12 to the Company's Consolidated Financial Statements included in Part I, Item 1.

     As of June 30, 2003, the Company had environmental liability accruals of approximately $8,040,000. A further discussion of these accruals is found in Note 12 to the Company's Consolidated Financial Statements included in Part I, Item 1.

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

     As a result of the declining production of crude oil in the Four Corners area, the Company has not been able to cost-effectively obtain sufficient amounts of crude oil to operate the Company's Four Corners refineries at full capacity. The Company's refinery crude oil utilization rate for its Four Corners refineries was approximately 72% for 2002 and was approximately 70% for the first half of 2003. The Company's current projections of Four Corners crude oil production indicate that the Company's crude oil demand will exceed the crude oil supply that is available from local sources for the foreseeable future. The Company expects to operate the Ciniza and Bloomfield refineries at lower levels than would otherwise be scheduled as a result of shortfalls in Four Corners crude oil production. The Company is assessing other long-term options to address the continuing decline in Four Corners crude oil production. None of these options, however, may prove to be economically viable. The Company cannot provide assurance that the Four Corners crude oil supply for the Ciniza and Bloomfield refineries will continue to be available at all or on acceptable terms. Any significant, long-term interruption or decline in the supply of crude oil or other feedstocks for the Company's Four Corners refineries, either by reduced production or significant long-term interruption of transportation systems, would have an adverse effect on the Company's Four Corners refinery operations and on the Company's overall operations. In addition, the Company's future results of operations are primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. Because large portions of the refineries' costs are fixed, a decline in refinery utilization due to a decrease in feedstock availability or any other reason could significantly affect the Company's profitability. The Company may increase its production runs in the future if additional crude oil or refinery feedstocks become available depending on demand for finished products and refinery margins attainable.

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

     - the risk that the Company will not be able to find more cost-effective sources of raw materials for the Yorktown refinery;

     - the Company's ability to manage the liabilities, including environmental liabilities, that the Company assumed in the Yorktown acquisition;

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

     - the risk that the Company will not be able to resolve the alleged air quality violations and associated penalties for its Ciniza and Bloomfield refineries on satisfactory terms;

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

ITEM 4. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures

          The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective as of the date of that evaluation.

     (b)  Change in Internal Control Over Financial Reporting

          No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                PART II

                           OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is a party to ordinary routine litigation incidental to its business. There is also hereby incorporated by reference the information regarding contingencies in Note 12 to the Consolidated Financial Statements set forth in Part I, Item 1, and the discussion of certain contingencies contained in Part I, Item 2, under the heading "Liquidity and Capital Resources - Environmental, Health and Safety."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held on May 8, 2003. Proxies for the meeting were solicited under Regulation 14A. There were no matters submitted to a vote of security holders other than the election of two directors and approval of auditors as specified in the Company's Proxy Statement. There was no solicitation in opposition to management's nominees to the Board of Directors.

     Fred L. Holliger was elected as a director of the Company. The vote was as follows:

Shares Voted "For"   Shares Voted "Withholding"
------------------   --------------------------
   5,841,924                   516,986

     Brooks J. Klimley was elected as a director of the Company. The vote was as follows:

Shares Voted "For"   Shares Voted "Withholding"
------------------   --------------------------
   5,845,416                   513,494

     Deloitte & Touche LLP was ratified as independent auditors for the Company for the year ending December 31, 2003. The vote was as follows:

Shares Voted "For"     Shares Voted "Against"   Shares Voted "Abstaining"
------------------     ----------------------   -------------------------
   5,742,485                   577,903                   38,522


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      4.1* Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement, effective June 24, 2003.

      4.2* First Amendment to Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement, effective June 24, 2003.

      4.3* Second Amendment to Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement, effective July 1, 2003.

      4.4* Amendment to Giant Industries, Inc. & Affiliated Companies 401(k) Plan Service Agreement, effective June 24, 2003.

      4.5* Giant Industries, Inc. & Affiliated Companies 401(k) Basic Plan Document, effective June 24, 2003.

     31.1*  Chief Executive Officer's Rule 13a-14(a)/15d-14(a)
            Certification.

     31.2*  Chief Financial Officer's Rule 13a-14(a)/15d-14(a)
            Certification.

     32.1*  Chief Executive Officer's Section 1350 Certification.

     32.2*  Chief Financial Officer's Section 1350 Certification.

     *Filed herewith.

(b) Reports on Form 8-K: The Company filed the following reports on Form 8-K during the quarter for which this report is being filed and subsequently:

     (i) On May 6, 2003, the Company filed a Form 8-K dated May 6, 2003, containing a press release detailing the Company's earnings for the first quarter of 2003.

     (ii) On August 12, 2003, the Company filed a Form 8-K dated August 12, 2003, containing a press release detailing the Company's earnings for the second quarter of 2003.

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2003 to be signed on its behalf by the undersigned thereunto duly authorized.

                         GIANT INDUSTRIES, INC.


                         /s/ MARK B. COX
                         ---------------------------------------------
                         Mark B. Cox, Vice President, Treasurer, Chief Financial Officer and Assistant Secretary, on behalf of the Registrant and as the Registrant's Principal Financial Officer

Date: August 13, 2003


10