Form 10-Q
period 2003-09-30
GIANT INDUSTRIES INC
filed 2003-11-12
CIK 856465

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2003

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

                              Yes [ ]    No [X]

Number of Common Shares outstanding at October 31, 2003: 8,785,555 shares.

                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                     INDEX


PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

          Consolidated Balance Sheets September 30, 2003 (Unaudited) and December 31, 2002

          Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2002 (Unaudited)

          Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 2003 and 2002 (Unaudited)

          Notes to Consolidated Financial Statements (Unaudited)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3  - Quantitative and Qualitative Disclosures About Market Risk

Item 4  - Controls and Procedures

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

Item 6  - Exhibits and Reports on Form 8-K

SIGNATURE

                                           PART I
                                   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                     (In thousands, except shares and per share data)

                                                     September 30, 2003   December 31, 2002
                                                     ------------------   -----------------
                                                        (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.........................     $   15,674         $   10,168
  Receivables, net..................................         75,179             76,088
  Inventories (Note 9)..............................        113,064            107,802
  Prepaid expenses and other........................          3,968              7,877
  Deferred income taxes.............................          9,769              9,769
                                                         ----------         ----------
    Total current assets............................        217,654            211,704
                                                         ----------         ----------
Property, plant and equipment (Notes 3 and 4).......        636,363            627,444
  Less accumulated depreciation and amortization....       (236,371)          (211,749)
                                                         ----------         ----------
                                                            399,992            415,695
                                                         ----------         ----------
Goodwill (Notes 4 and 5)............................         27,458             19,465
Other assets (Notes 5 and 6)........................         38,382             55,422
                                                         ----------         ----------
                                                         $  683,486         $  702,286
                                                         ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt (Note 11).......     $    9,802         $   10,251
  Accounts payable..................................         66,014             67,282
  Accrued expenses..................................         46,779             42,818
                                                         ----------         ----------
    Total current liabilities.......................        122,595            120,351
                                                         ----------         ----------
Long-term debt, net of current portion (Note 11)....        358,840            398,069
Deferred income taxes...............................         43,252             37,612
Other liabilities (Note 3)..........................         20,980             18,937
Commitments and contingencies (Notes 4, 11 and 12)
Stockholders' equity:
  Preferred stock, par value $.01 per share,
    10,000,000 shares authorized, none issued
  Common stock, par value $.01 per share,
    50,000,000 shares authorized, 12,537,535
    and 12,323,759 shares issued....................            126                123
  Additional paid-in capital........................         74,660             73,763
  Retained earnings.................................         99,487             89,885
                                                         ----------         ----------
                                                            174,273            163,771
  Less common stock in treasury - at cost,
    3,751,980 shares................................        (36,454)           (36,454)
                                                         ----------         ----------
    Total stockholders' equity......................        137,819            127,317
                                                         ----------         ----------
                                                         $  683,486         $  702,286
                                                         ==========         ==========

See accompanying notes to consolidated financial statements.

                           GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)
                            (In thousands, except per share data)

                                                         Three Months            Nine Months
                                                      Ended September 30,     Ended September 30,
                                                     ---------------------   ----------------------
                                                        2003        2002        2003        2002
                                                     ---------   ---------   ---------    ---------
Net revenues......................................   $ 472,668   $ 382,472   $1,359,900   $ 849,036
Cost of products sold (excluding
  depreciation and amortization)..................     389,182     331,055    1,135,811     704,809
                                                     ---------   ---------   ----------   ---------
Gross margin......................................      83,486      51,417      224,089     144,227
Operating expenses................................      41,197      36,241      121,092      88,950
Depreciation and amortization.....................       9,330       9,169       27,779      25,830
Selling, general and administrative expenses......       8,126       7,031       22,421      18,587
Net loss (gain) on disposal/write-down of assets..       1,081        (157)       1,314        (135)
                                                     ---------   ---------   ----------   ---------
Operating income (loss)...........................      23,752        (867)      51,483      10,995
Interest expense..................................      (9,672)    (10,455)     (29,696)    (25,985)
Amortization/write-off of financing costs.........      (1,202)       (954)      (3,591)     (2,071)
Interest and investment income....................          15          74           98         399
                                                     ---------   ---------   ----------   ---------
Earnings (loss) from continuing operations
  before income taxes.............................      12,893     (12,202)      18,294     (16,662)
Provision (benefit) for income taxes..............       5,239      (5,041)       7,473      (6,586)
                                                     ---------   ---------   ----------   ---------
Earnings (loss) from continuing operations
  before cumulative effect of change
  in accounting principle.........................       7,654      (7,161)      10,821     (10,076)

Discontinued operations, net of income tax
  (benefit) provision of $(84), $1,726, $(344)
  and $894 (Note 6)...............................        (125)      2,589         (515)      1,342

Cumulative effect of change in accounting
  principle, net of income tax benefit of
  $468 (Note 3)...................................           -           -         (704)          -
                                                     ---------   ---------   ----------   ---------
Net earnings (loss)...............................   $   7,529   $ (4,572)   $    9,602   $  (8,734)
                                                     =========   =========   ==========   =========
Net earnings (loss) per common share:
  Basic
    Continuing operations.........................   $    0.87   $   (0.83)  $     1.24   $   (1.18)
    Discontinued operations.......................       (0.01)       0.30        (0.06)       0.16
    Cumulative effect of change
      in accounting principle.....................           -           -        (0.08)          -
                                                     ---------   ---------   ----------   ---------
                                                     $    0.86   $   (0.53)  $     1.10   $   (1.02)
                                                     =========   =========   ==========   =========
  Assuming dilution
    Continuing operations.........................   $    0.86   $   (0.83)  $     1.23   $   (1.18)
    Discontinued operations.......................       (0.01)       0.30        (0.06)       0.16
    Cumulative effect of change
      in accounting principle.....................           -           -        (0.08)          -
                                                     ---------   ---------   ----------   ---------
                                                     $    0.85   $   (0.53)  $     1.09   $   (1.02)
                                                     =========   =========   ==========   =========

See accompanying notes to consolidated financial statements.

                            GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                        (In thousands)
                                                                        Nine Months
                                                                    Ended September 30,
                                                                 -------------------------
                                                                    2003            2002
                                                                 ---------       ---------
Cash flows from operating activities:
  Net earnings (loss).........................................   $   9,602       $  (8,734)
  Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
      Depreciation and amortization, including
        discontinued operations...............................      28,362          27,460
      Amortization/write-off of financing costs...............       3,591           2,071
      Deferred income taxes...................................       6,108          (2,091)
      Cumulative effect of change in
        accounting principle, net.............................         704               -
      Net loss (gain) on the disposal/write-down of assets
        included in continuing operations.....................       1,314            (135)
      Net loss (gain) on disposal of discontinued operations..         127          (4,789)
      Loss on write-down/write-off of assets included
        in discontinued operations............................         253            1025
      Tax refund received.....................................       4,090               -
      Other...................................................        (228)            338
      Changes in operating assets and liabilities
        (excluding in 2002 the effects of the
        Yorktown acquisition):
        Increase in receivables...............................      (3,181)        (24,657)
        (Increase) decrease in inventories....................      (4,911)         28,276
        Decrease in prepaid expenses and other.....                  3,901           2,017
        (Decrease) increase in accounts payable...............      (1,268)          4,941
        Increase in accrued expenses..........................       4,849             962
                                                                 ---------       ---------
Net cash provided by operating activities.....................      53,313          26,684
                                                                 ---------       ---------
Cash flows from investing activities:
  Yorktown refinery acquisition...............................           -        (194,866)
  Yorktown refinery acquisition contingent payments...........      (8,120)              -
  Capital expenditures........................................     (11,590)         (9,783)
  Proceeds from sale of property, plant and equipment
    and other assets..........................................       9,900          13,445
                                                                 ---------       ---------
Net cash used by investing activities.........................      (9,810)       (191,204)
                                                                 ---------       ---------
Cash flows from financing activities:
  Proceeds from long-term debt................................           -         234,144
  Payments of long-term debt..................................     (12,947)       (104,478)
  Proceeds from line of credit................................      96,000          88,000
  Payments on line of credit..................................    (121,000)        (53,000)
  Deferred financing costs....................................         (50)        (16,402)
  Proceeds from exercise of stock options.....................           -              94
                                                                 ---------       ---------
Net cash (used) provided by financing activities..............     (37,997)        148,358
                                                                 ---------       ---------
Net increase (decrease) in cash and cash equivalents..........       5,506         (16,162)
  Cash and cash equivalents:
    Beginning of period.......................................      10,168          26,326
                                                                 ---------       ---------
    End of period.............................................   $  15,674       $  10,164
                                                                 =========       =========

Significant Noncash Investing and Financing Activities. On January 1, 2003, in accordance with
Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement
Obligations," the Company recorded an asset retirement obligation of $2,198,000, asset retirement costs of $1,580,000 and related accumulated depreciation of $674,000. The Company also reversed a previously recorded asset retirement obligation for $120,000, and recorded a cumulative effect adjustment of $1,172,000 ($704,000 net of taxes). See Note 3. On April 3, 2003, the Company contributed 213,776 newly issued shares of its common stock, valued at $900,000, to its 401(k)
plan as a discretionary contribution for the year 2002. On September 30, 2003, the Company paid off certain capital lease obligations by paying approximately $4,703,000 in cash and by applying a $2,000,000 deposit that had been included in "Other Assets". In the second quarter of 2002, the
Company issued $200,000,000 of 11% Senior Subordinated Notes at a discount of $5,856,000.

See accompanying notes to consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

     Giant Industries, Inc., a Delaware corporation (together with its subsidiaries, "Giant" or the "Company"), through its wholly owned subsidiary Giant Industries Arizona, Inc. and its subsidiaries ("Giant Arizona"), is engaged in the refining and marketing of petroleum products. These operations are conducted on both the East Coast (primarily in Virginia, Maryland, and North Carolina) and in the Southwest (primarily in New Mexico, Arizona, and Colorado, with a concentration in the Four Corners area where these states adjoin). In addition, Phoenix Fuel Co., Inc. ("Phoenix Fuel"), a wholly owned subsidiary of Giant Arizona, operates an industrial/commercial wholesale petroleum products distribution operation primarily in Arizona. See Note 2 for a further discussion of Company operations.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, hereafter referred to as generally accepted accounting principles, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included. These adjustments and reclassifications are of a normal recurring nature, with the exception of the cumulative effect of a change in accounting for asset retirement obligations (see
Note 3) and discontinued operations (see Note 6). Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 to permit alternative methods of transition for adopting a fair value based method of accounting for stock-based employee compensation. The Company uses the intrinsic value method to account for stock-based employee compensation. The Company is evaluating whether or not it will adopt the transition provisions of SFAS No. 148 in 2003. See Note 8 for disclosures relating to stock-based employee compensation.

     On January 1, 2003, the Company adopted the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on existing disclosure requirements for guarantees and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of Interpretation No. 45 had no material effect on the Company's financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"). Interpretation No. 46 clarifies the application of existing consolidation requirements to entities where a controlling financial interest is achieved through arrangements that do not involve voting interests. Under Interpretation No. 46, a variable interest entity ("VIE") is consolidated if a company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns. The application of Interpretation No. 46 had no effect on the Company's financial statements.

     In 2001, the American Institute of Certified Public Accountants ("AICPA") issued an exposure draft of a proposed Statement of Position ("SOP"), "Accounting for Certain Costs Related to Property, Plant, and Equipment." This proposed SOP would create a project timeline framework for capitalizing costs related to property, plant and equipment ("PP&E") construction. The costs of planned major maintenance activities such as maintenance turnarounds at the Company's refineries would be capitalized or expensed in accordance with the SOP instead of the current practice of deferring and amortizing these costs over the period until the next turnaround. The AICPA is in the process of redrafting the SOP. The final SOP is expected to be effective for fiscal years beginning after December 15, 2004. The Company is evaluating the effect the SOP will have on its financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company has no existing financial instruments that fall within the scope of this statement.

     In May 2003, the FASB ratified Emerging Issues Task Force Issue 03-4 ("EITF 03-4"), "Determining the Classification and Benefit Attribution Method for a 'Cash Balance' Pension Plan." EITF 03-4 requires a cash balance pension plan to be considered a defined benefit plan for purposes of applying SFAS No. 87, "Employers' Accounting for Pensions." It requires the traditional unit credit attribution method to be used for accounting purposes. The effective date of EITF 03-4 is the next measurement date after May 28, 2003. The Company is evaluating the impact of EITF 03-4 on its financial statements.

     The Company has made certain reclassifications to the 2002 financial statements and notes to conform to the financial statement classifications used in the current year. These reclassifications relate primarily to the discontinued operation requirements of SFAS No. 144. These reclassifications had no effect on reported earnings or stockholders' equity.

NOTE 2 - BUSINESS SEGMENTS:

     The Company is organized into three operating segments based on manufacturing and marketing criteria. These segments are the Refining Group, the Retail Group and Phoenix Fuel. A description of each segment and its principal products follows:

     - Refining Group: The Refining Group operates the Company's Ciniza and Bloomfield refineries in the Four Corners area of New Mexico and the Yorktown refinery in Virginia. The Refining Group also operates a crude oil gathering pipeline system in New Mexico that services the Four Corners refineries, two finished products distribution terminals, and a fleet of crude oil and finished product truck transports. The Company's three refineries manufacture various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. In addition, the Refining Group acquires finished products through exchange agreements, from third party suppliers and from Phoenix Fuel. These products are sold through Company-operated retail facilities, independent wholesalers and retailers, industrial/commercial accounts, and sales and exchanges with major oil companies. The Refining Group purchases crude oil, other feedstocks and blending components from third party suppliers.

     - Retail Group: The Retail Group operates the Company's service stations with convenience stores or kiosks. Until June 19, 2003, when it was sold, the Retail Group also operated a travel center located on I-40 adjacent to the Ciniza refinery near Gallup, New Mexico. These service stations sell various grades of gasoline, diesel fuel, general merchandise, including tobacco and alcoholic and nonalcoholic beverages, and food products to the general public. The Refining Group or Phoenix Fuel supplies the gasoline and diesel fuel sold by the Retail Group. The Retail Group obtains general merchandise and food products from third party suppliers. At September 30, 2003, the Company operated 127 service stations.

     - Phoenix Fuel: Phoenix Fuel is an industrial/commercial wholesale petroleum products distribution operation, which includes several lubricant and bulk petroleum distribution plants, an unmanned fleet fueling ("cardlock") operation, a bulk lubricant terminal facility, and a fleet of finished product and lubricant delivery trucks. Phoenix Fuel obtains the petroleum fuels and lubricants sold primarily from third party suppliers and to a lesser extent from the Refining Group.

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

     Disclosures regarding the Company's reportable segments with a reconciliation to consolidated totals for the three months ended September 30, 2003 and 2002, are presented below.

                                                      For the Three Months Ended September 30, 2003
                                            ----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            ----------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $ 72,194
    Yorktown operations..................    201,722
                                            --------
    Total................................   $273,916  $ 51,707  $100,718  $      -   $       -    $  426,341
  Merchandise and lubricants.............          -    35,387     6,559         -           -        41,946
  Other..................................      3,154     3,916       265        60           -         7,395
                                            --------  --------  --------  --------   ---------    ----------
    Total................................    277,070    91,010   107,542        60           -       475,682
                                            --------  --------  --------  --------   ---------    ----------
Intersegment net revenues:
  Finished products......................     43,579         -    12,512         -     (56,091)            -
  Other..................................      7,669         -         -         -      (7,669)            -
                                            --------  --------  --------  --------   ---------    ----------
    Total................................     51,248         -    12,512         -     (63,760)            -
                                            --------  --------  --------  --------   ---------    ----------
Total net revenues.......................    328,318    91,010   120,054        60     (63,760)      475,682
Net revenues of discontinued operations..          -     3,014         -         -           -         3,014
                                            --------  --------  --------  --------   ---------    ----------
Net revenues of continuing operations....   $328,318  $ 87,996  $120,054  $     60   $ (63,760)   $  472,668
                                            ========  ========  ========  ========   =========    ==========
Operating income (loss):
  Four Corners operations................   $ 13,269
  Yorktown operations....................     10,540
                                            --------
Total operating income (loss)............   $ 23,809  $  5,052  $  2,101  $ (6,147)  $  (1,272)   $   23,543
Discontinued operations loss.............          -       (18)        -         -        (191)         (209)
                                            --------  --------  --------  --------   ---------    ----------
Operating income (loss)
  from continuing operations.............   $ 23,809  $  5,070  $  2,101  $ (6,147)  $  (1,081)   $   23,752
                                            --------  --------  --------  --------   ---------
Interest expense.........................                                                             (9,672)
Amortization of financing costs..........                                                             (1,202)
Interest income..........................                                                                 15
Earnings from continuing operations                                                               ----------
  before income taxes....................                                                         $   12,893
                                                                                                  ==========
Depreciation and amortization:
  Four Corners operations................   $  3,969
  Yorktown operations....................      2,064
                                            --------
    Total................................   $  6,033  $  2,518  $    435  $    405   $       -    $    9,391
    Discontinued operations..............          -        61         -         -           -            61
                                            --------  --------  --------  --------   ---------    ----------
    Continuing operations................   $  6,033  $  2,457  $    435  $    405   $       -    $    9,330
                                            --------  --------  --------  --------   ---------    ----------
Capital expenditures.....................   $    567  $    490  $    271  $    112   $       -    $    1,440
Yorktown refinery acquisition
  contingent payments....................   $  2,645  $      -  $      -  $      -   $       -    $    2,645

                                                      For the Three Months Ended September 30, 2002
                                            ----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            ----------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $ 67,911
    Yorktown operations(1)...............    159,844
                                            --------
    Total................................   $227,755  $ 52,299  $ 69,054  $      -   $       -    $  349,108
  Merchandise and lubricants.............          -    38,068     5,610         -           -        43,678
  Other..................................      2,261     3,674       695        44           -         6,674
                                            --------  --------  --------  --------   ---------    ----------
    Total................................    230,016    94,041    75,359        44           -       399,460
                                            --------  --------  --------  --------   ---------    ----------
Intersegment net revenues:
  Finished products......................     41,488         -    15,787         -     (57,275)            -
  Other..................................      3,658         -         -         -      (3,658)            -
                                            --------  --------  --------  --------   ---------    ----------
    Total................................     45,146         -    15,787         -     (60,933)            -
                                            --------  --------  --------  --------   ---------    ----------
Total net revenues.......................    275,162    94,041    91,146        44     (60,933)      399,460

Net revenues of discontinued operations..          -    16,988         -         -           -        16,988
                                            --------  --------  --------  --------   ---------    ----------
Net revenues of continuing operations....   $275,162  $ 77,053  $ 91,146  $     44   $ (60,933)   $  382,472
                                            ========  ========  ========  ========   =========    ==========
Operating income (loss):
  Four Corners operations................   $  5,816
  Yorktown operations(1).................     (5,994)
                                            --------
Total operating income (loss)............       (178) $  1,638  $  1,752  $ (4,725)  $   4,961    $    3,448
Discontinued operations income (loss)....          -      (489)        -         -       4,804         4,315
                                            --------  --------  --------  --------   ---------    ----------
Operating income (loss) from continuing
  operations.............................   $   (178) $  2,127  $  1,752  $ (4,725)  $     157    $     (867)
                                            --------  --------  --------  --------   ---------
Interest expense.........................                                                            (10,455)
Amortization of financing costs..........                                                               (954)
Interest income..........................                                                                 74
Loss from continuing operations before                                                            ----------
  income taxes...........................                                                         $  (12,202)
                                                                                                  ==========
Depreciation and amortization:
  Four Corners operations................   $  4,071
  Yorktown operations(1).................      1,646
                                            --------
    Total................................   $  5,717  $  3,128  $    507  $    301   $       -    $    9,653
    Discontinued operations..............          -       484         -         -           -           484
                                            --------  --------  --------  --------   ---------    ----------
    Continuing operations................   $  5,717  $  2,644  $    507  $    301   $       -    $    9,169
                                            --------  --------  --------  --------   ---------    ----------
Capital expenditures.....................   $  1,447  $    449  $     87  $    248   $       -    $    2,231

(1) Acquired May 14, 2002.

     Disclosures regarding the Company's reportable segments with reconciliation to consolidated totals for the nine months ended September 30, 2003 and 2002, are presented below.

                                                  As of and for the Nine Months Ended September 30, 2003
                                            ----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            ----------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $218,836
    Yorktown operations..................    564,669
                                            --------
    Total................................   $783,505  $155,886  $294,941  $      -   $       -    $1,234,332
  Merchandise and lubricants.............          -   100,890    19,277         -           -       120,167
  Other..................................     18,242    11,843     1,253       270           -        31,608
                                            --------  --------  --------  --------   ---------    ----------
    Total................................    801,747   268,619   315,471       270           -     1,386,107
                                            --------  --------  --------  --------   ---------    ----------
Intersegment net revenues:
  Finished products......................    130,483         -    36,564         -    (167,047)            -
  Other..................................     15,876         -         -         -     (15,876)            -
                                            --------  --------  --------  --------   ---------    ----------
    Total................................    146,359         -    36,564         -    (182,923)            -
                                            --------  --------  --------  --------   ---------    ----------
Total net revenues.......................    948,106   268,619   352,035       270    (182,923)    1,386,107
Net revenues of discontinued operations..          -    26,207         -         -           -        26,207
                                            --------  --------  --------  --------   ---------    ----------
Net revenues of continuing operations....   $948,106  $242,412  $352,035  $    270   $(182,923)   $1,359,900
                                            ========  ========  ========  ========   =========    ==========
Operating income (loss):
  Four Corners operations................   $ 35,488
  Yorktown operations....................     16,050
                                            --------
Total operating income (loss)............   $ 51,538  $ 10,894  $  5,991  $(16,105)  $  (1,694)   $   50,624
Discontinued operations loss.............          -      (479)        -         -        (380)         (859)
                                            --------  --------  --------  --------   ---------    ----------
Operating income (loss)
  from continuing operations.............   $ 51,538  $ 11,373  $  5,991  $(16,105)  $  (1,314)   $   51,483
                                            --------  --------  --------  --------   ---------
Interest expense.........................                                                            (29,696)
Amortization of financing costs..........                                                             (3,591)
Interest income..........................                                                                 98
Earnings from continuing operations                                                               ----------
  before income taxes....................                                                         $   18,294
                                                                                                  ==========
Depreciation and amortization:
  Four Corners operations................   $ 11,927
  Yorktown operations....................      5,878
                                            --------
    Total................................   $ 17,805  $  8,128  $  1,336  $  1,093   $       -    $   28,362
    Discontinued operations..............          -       583         -         -           -           583
                                            --------  --------  --------  --------   ---------    ----------
    Continuing operations................   $ 17,805  $  7,545  $  1,336  $  1,093   $       -    $   27,779
                                            --------  --------  --------  --------   ---------    ----------
Total assets.............................   $439,880  $115,642  $ 67,111  $ 60,853   $       -    $  683,486
Capital expenditures.....................   $  9,929  $    864  $    604  $    193   $       -    $   11,590
Yorktown refinery acquisition
  contingent payments.....................  $  8,120  $      -  $      -  $      -   $       -    $    8,120

                                                 As of and for the Nine Months Ended September 30, 2002
                                            ----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            ----------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $188,658
    Yorktown operations(1)...............    232,678
                                            --------
    Total................................   $421,336  $141,387  $190,213  $      -   $       -    $  752,936
  Merchandise and lubricants.............          -   108,889    17,031         -           -       125,920
  Other..................................      6,165    11,443     1,996       134           -        19,738
                                            --------  --------  --------  --------   ---------    ----------
    Total................................    427,501   261,719   209,240       134           -       898,594
                                            --------  --------  --------  --------   ---------    ----------
Intersegment net revenues:
  Finished products......................    110,249         -    42,160         -    (152,409)            -
  Other..................................     12,481         -         -         -     (12,481)            -
                                            --------  --------  --------  --------   ---------    ----------
    Total................................    122,730         -    42,160         -    (164,890)            -
                                            --------  --------  --------  --------   ---------    ----------
Total net revenues.......................    550,231   261,719   251,400       134    (164,890)      898,594

Net revenues of discontinued operations..          -    49,558        -         -            -        49,558
                                            --------  --------  --------  --------   ---------    ----------
Net revenues of continuing operations....   $550,231  $212,161  $251,400  $    134   $(164,890)   $  849,036
                                            ========  ========  ========  ========   =========    ==========
Operating income (loss):
  Four Corners operations................   $ 23,222
  Yorktown operations(1).................     (9,084)
                                            --------
Total operating income (loss)............     14,138  $  2,835  $  4,791  $(12,432)  $   3,899    $   13,231
Discontinued operations income (loss)....          -    (1,528)        -         -       3,764         2,236
                                            --------  --------  --------  --------   ---------    ----------
Operating income (loss) from
  continuing operations..................   $ 14,138  $  4,363  $  4,791  $(12,432)  $     135    $   10,995
Interest expense.........................                                                            (25,985)
Amortization/write-off of financing costs                                                             (2,071)
Interest income..........................                                                                399
Loss from continuing operations before                                                            ----------
  income taxes...........................                                                         $  (16,662)
                                                                                                  ==========
Depreciation and amortization:
  Four Corners operations................   $ 12,703
  Yorktown operations(1).................      2,726
                                            --------
    Total................................   $ 15,429  $  9,587  $  1,574  $    870   $       -    $   27,460
    Discontinued operations..............          -     1,630         -         -           -         1,630
                                            --------  --------  --------  --------   ---------    ----------
    Continuing operations................   $ 15,429  $  7,957  $  1,574  $    870   $       -    $   25,830
                                            --------  --------  --------  --------   ---------    ----------
Total assets.............................   $425,129  $139,417  $ 60,825  $ 65,559   $       -    $  690,930
Capital expenditures.....................   $  6,811  $    893  $    360  $  1,719   $       -    $    9,783
Yorktown refinery acquisition............   $194,866  $      -  $      -  $      -   $       -    $  194,866


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

     This Statement requires that the fair value of a liability for an Asset Retirement Obligation ("ARO") be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated Asset Retirement Cost ("ARC") is capitalized as part of the carrying amount of the long-lived asset. To initially recognize the Company's ARO liability, the Company capitalized the fair value of all ARO's identified by the Company, calculated as of the date the liability would have been recognized were SFAS No. 143 in effect at that time. In accordance with SFAS No. 143, the Company also recognized the cumulative accretion and accumulated depreciation from the date the liability would have been recognized had the provisions of SFAS No. 143 been in effect, to January 1, 2003, the date of adoption by the Company. As a result, on January 1, 2003, the Company recorded an ARO liability of $2,198,000, ARC assets of $1,580,000 and related accumulated depreciation of $674,000. The Company also reversed a previously recorded asset retirement obligation of $120,000, and recorded a cumulative effect adjustment of $1,172,000 ($704,000 net of taxes).

     The Company identified the following ARO's:

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

     The following table reconciles the beginning and ending aggregate carrying amount of the Company's ARO's for the nine and twelve month periods ended September 30, 2003 and December 31, 2002, respectively.

                                                          December 31,
                                          September 30,      2002
                                              2003        (Pro Forma)
                                          -------------   ------------
                                                (In thousands)
Liability beginning of year...........       $2,198        $1,719
Liabilities incurred..................            -           340
Liabilities settled...................         (112)            -
Accretion expense.....................          129           139
Revision to estimated cash flows......            -             -
                                             ------        ------
Liability end of period...............       $2,215        $2,198
                                             ======        ======

     The effect of the change on earnings for the three and nine months ended September 30, 2003 was not material.

     The pro forma information below for the three and nine months ended September 30, 2002 reflects the effects of additional depreciation and accretion expense net of related income taxes as if the requirements of SFAS No. 143 were in effect as of the beginning of the period.

                                           Three Months Ended   Nine Months Ended
                                           September 30, 2002   September 30, 2002
                                           ------------------   ------------------
                                                        (In thousands)
Net loss as reported......................      $(4,572)             $(8,734)
Deduct:
  Accretion expense, net of tax...........          (21)                 (63)
  Depreciation expense, net of tax........          (17)                 (51)
                                                -------              -------
    Pro forma net loss....................      $(4,610)             $(8,848)
                                                =======              =======
Net loss per common share:
  Basic and assuming dilution:
    As reported...........................      $ (0.53)             $ (1.02)
    Pro forma.............................      $ (0.54)             $ (1.03)

NOTE 4 - YORKTOWN ACQUISITION:

     On May 14, 2002, the Company acquired the 61,900 bpd Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc. (collectively, "BP").

     As part of the Yorktown acquisition, the Company agreed to pay earn-out payments, up to a maximum of $25,000,000, to BP beginning in 2003 and concluding at the end of 2005, when the average monthly spreads for regular reformulated gasoline or No. 2 distillate over West Texas Intermediate equivalent light crude oil on the New York Mercantile Exchange exceed $5.50 or $4.00 per barrel, respectively. For the three and nine months ended September 30, 2003, the Company incurred $2,645,000 and $8,120,000, respectively under this provision of the purchase agreement. These earn-out payments are considered additional purchase price and have been charged to goodwill as paid. In previous filings the Company reported that these earn-out payments were being allocated to the assets acquired in the same proportion as the original purchase price allocation. In the third quarter of 2003, the Company determined that it was more appropriate to charge these amounts to goodwill and, therefore, the entire $8,120,000 has been included in goodwill, including $5,475,000 that was included in property, plant and equipment at June 30, 2003. Management is currently evaluating the deferred tax impact of the earn-out payments and will make the appropriate reclassifications between deferred taxes and goodwill in the fourth quarter of 2003. No material adjustments have been made to the Company's initial allocation of the purchase price of the Yorktown refinery except as noted above.

NOTE 5 - Goodwill and Other Intangible Assets:

     At September 30, 2003 and December 31, 2002, the Company had goodwill of $27,458,000 and $19,465,000, respectively.

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

                                         Refining    Retail    Phoenix
                                          Group      Group       Fuel      Total
                                         --------   -------    -------    -------
                                                    (In thousands)
Balance as of January 1, 2003.........   $   125    $ 4,618    $14,722    $19,465
Yorktown refinery acquisition
  contingent consideration (Note 4)...     8,120          -          -      8,120
Impairment losses related to
  certain retail units held for sale..         -        (49)         -        (49)
Goodwill written off related to
  the sale of certain retail units....         -        (78)         -        (78)
                                         -------    -------    -------    -------
Balance as of September 30, 2003......   $ 8,245    $ 4,491    $14,722    $27,458
                                         =======    =======    =======    =======

     A summary of intangible assets that are included in "Other Assets" in the Consolidated Balance Sheet at September 30, 2003 is presented below:

                                              Gross                        Net
                                            Carrying     Accumulated    Carrying
                                              Value      Amortization     Value
                                            --------     ------------   --------
                                                        (In thousands)
Amortized intangible assets:
  Rights-of-way..........................    $ 3,564       $ 2,503      $ 1,061
  Contracts..............................      3,971         3,565          406
  Licenses and permits...................        786           125          661
                                             -------       -------      -------
                                               8,321         6,193        2,128
                                             -------       -------      -------
Unamortized intangible assets:
  Liquor licenses........................      7,365             -        7,365
                                             -------       -------      -------
Total intangible assets..................    $15,686       $ 6,193      $ 9,493
                                             =======       =======      =======



     Intangible asset amortization expense for the three and nine months ended September 30, 2003 was $94,000 and $282,000, respectively. Estimated amortization expense for the five succeeding fiscal years is as follows:

                                                          (In thousands)
                                                          --------------
2003 remainder...........................................     $ 95
2004.....................................................      377
2005.....................................................      377
2006.....................................................      374
2007.....................................................      273
2008.....................................................      253

NOTE 6 - DISCONTINUED OPERATIONS, ASSET DISPOSALS, AND ASSETS HELD FOR
SALE:

     The following table contains information regarding the Company's discontinued operations, all of which are included in the Company's Retail Group and include certain service station/convenience stores in all periods and the Company's travel center in 2003.

                                           Three Months Ended   Nine Months Ended
                                              September 30         September 30
                                           ------------------   ------------------
                                             2003      2002       2003      2002
                                           --------  --------   --------  --------
                                                        (In thousands)
Net revenues...........................    $  3,014  $ 16,988   $ 26,207  $ 49,558

Net operating loss.....................    $    (18) $   (489)  $   (479) $ (1,528)
(Loss) gain on disposal................    $    (14) $  4,921   $   (127) $  4,789
Impairment and other write-downs.......    $   (177) $   (117)  $   (253) $ (1,025)
                                           --------  --------   --------  --------
(Loss) earnings before income taxes....    $   (209) $  4,315   $   (859) $  2,236
                                           --------  --------   --------  --------

Net (loss) earnings....................    $   (125) $  2,589   $   (515) $  1,342

Allocated goodwill included in
  (loss) gain on disposal..............    $     16  $    243   $     78  $    243


     On June 19, 2003, the Company completed the sale of its Giant Travel Center to Pilot Travel Centers LLC ("Pilot") and received net proceeds of approximately $5,820,000, plus an additional $491,000 for inventories. As a result of this transaction, the Company recorded a pretax loss of approximately $44,600, which included charges that were a direct result of the decision to sell the Travel Center. In connection with the sale, the Company entered into a long-term product supply agreement with Pilot. The Company will receive a supply agreement performance payment at the end of five years if there has been no material breach under the supply agreement and all requirements have been met for such payment.

     Included in "Other Assets" as assets held for sale in the accompanying Consolidated Balance Sheets are the following categories of assets.

                                                        September 30,      December 31,
                                                            2003               2002
                                                        -------------      -------------
                                                                  (In thousands)
Operating retail units held for sale and included in
  discontinued operations:
    Property, plant and equipment.....................      $ 1,194           $11,625
    Inventories.......................................          186               538
                                                            -------           -------
                                                              1,380            12,163
Vacant land - residential/commercial property.........        6,278             6,351
Closed retail units...................................        1,758             2,376
Vacant land - industrial site.........................        1,596             1,596
Vacant land - adjacent to retail units................        1,189             1,201
                                                            -------           -------
                                                            $12,201           $23,687
                                                            =======           =======

     All of these assets are being marketed for sale. In the first nine months of 2003, nine closed retail units with a net book value of $1,219,000 were reclassified to property, plant and equipment because the Company was unable to dispose of them within 12 months. In addition, two closed retail units were added to assets held for sale, two were sold, one unit was written-off, and impairment write-downs of $400,000 were recorded relating to various other assets.

NOTE 7 - EARNINGS PER SHARE:

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                        Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                       -------------------   --------------------
                                         2003        2002       2003       2002
                                       ---------  ---------   ---------  ---------
Numerator                                             (In thousands)
Earnings (loss) from
  continuing operations..............  $   7,654  $  (7,161)  $  10,821  $ (10,076)
(Loss) earnings from
  discontinued operations............       (125)     2,589        (515)     1,342
Cumulative effect of change in
  accounting principle...............          -          -        (704)         -
                                       ---------  ---------   ---------  ---------
Net earnings (loss)..................  $   7,529  $  (4,572)  $   9,602  $  (8,734)
                                       =========  =========   =========  =========

                                        Three Months Ended      Nine Months Ended
                                           September 30,          September 30,
                                       --------------------   --------------------
                                         2003       2002        2003       2002
                                       ---------  ---------   ---------  ---------
Denominator
Basic - weighted average
  shares outstanding.................  8,785,555  8,571,779   8,713,513  8,564,042
Effect of dilutive stock options.....    102,269          -*     75,323          -*
                                       ---------  ---------   ---------  ---------
Diluted - weighted average
  shares outstanding.................  8,887,824  8,571,779   8,788,836  8,564,042
                                       =========  =========   =========  =========

*The additional shares would be antidilutive due to the net loss.

                                        Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                       -------------------   --------------------
                                         2003       2002       2003       2002
                                       ---------  ---------   ---------  ---------
Basic Earnings (Loss) Per Share
Earnings (loss) from continuing
  operations.........................  $    0.87  $   (0.83)  $    1.24  $   (1.18)
(Loss) earnings from discontinued
  operations.........................      (0.01)      0.30       (0.06)      0.16
Cumulative effect of change in
  accounting principle...............          -          -       (0.08)         -
                                       ---------  ---------   ---------  ---------
Net earnings (loss)..................  $    0.86  $   (0.53)  $    1.10  $   (1.02)
                                       =========  =========   =========  =========

                                        Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                       -------------------   --------------------
                                         2003       2002       2003       2002
                                       --------   --------   --------   ---------
Diluted Earnings (Loss) Per Share
Earnings (loss) from continuing
  operations.........................  $   0.86   $  (0.83)  $   1.23   $   (1.18)
(Loss) earnings from discontinued
  operations.........................     (0.01)      0.30      (0.06)       0.16
Cumulative effect of change in
  accounting principle...............         -          -      (0.08)          -
                                       --------   --------   --------   ---------
Net earnings (loss)..................  $   0.85   $  (0.53)  $   1.09   $   (1.02)
                                       ========   ========   ========   =========

     On April 3, 2003, the Company contributed 213,776 newly issued shares of its common stock to its 401(k) plan as a discretionary contribution for the year 2002.

     On May 9, 2003, the Company granted 140,500 stock options under its 1998 Stock Incentive Plan.

     At September 30, 2003, there were 8,785,555 shares of the Company's common stock outstanding. There were no transactions subsequent to September 30, 2003, that if the transactions had occurred before September 30, 2003, would materially change the number of common shares or potential common shares outstanding as of September 30, 2003.

NOTE 8 - STOCK-BASED EMPLOYEE COMPENSATION:

     The Company has a stock-based employee compensation plan that is more fully described in Note 16 to the Company's Annual Report on Form
10-K for the year ended December 31, 2002. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. The Company uses the intrinsic value method to account for stock-based employee compensation. In the third quarter of 2002, approximately $48,000 of compensation, net of tax, was recorded in accordance with APB No. 25 relating to certain stock options for which the exercise period had been extended. The following table illustrates the effect on net earnings (loss) and net earnings
(loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                           Three Months Ended   Nine Months Ended
                                              September 30,       September 30,
                                           ------------------   -----------------
                                            2003       2002      2003      2002
                                           -------    -------   -------   -------
                                            (In thousands, except per share data)
Net earnings (loss), as reported.........  $ 7,529    $(4,572)  $ 9,602   $(8,734)
Add: Stock-based employee
  compensation expense included in
  reported net income, net of
  related tax effect.....................        -         48        -         48
Deduct: Total stock-based employee
  compensation expense determined
  under the fair value based method
  for all awards, net of related
  tax effect.............................      (74)       (59)     (167)     (186)
                                           -------    -------   -------   -------
Pro forma net earnings (loss)............  $ 7,455    $(4,583)  $ 9,435   $(8,872)
                                           =======    =======   =======   =======

Net earnings (loss) per share:
  Basic - as reported....................  $  0.86    $ (0.53)  $  1.10   $ (1.02)
                                           =======    =======   =======   =======
  Basic - pro forma......................  $  0.85    $ (0.53)  $  1.08   $ (1.04)
                                           =======    =======   =======   =======
  Diluted - as reported..................  $  0.85    $ (0.53)  $  1.09   $ (1.02)
                                           =======    =======   =======   =======
  Diluted - pro forma....................  $  0.84    $ (0.53)  $  1.07   $ (1.04)
                                           =======    =======   =======   =======


NOTE 9 - INVENTORIES:

                                       September 30, 2003  December 31, 2002
                                       ------------------  -----------------
                                                    (In thousands)
First-in, first-out ("FIFO") method:
  Crude oil............................     $ 55,895            $ 34,192
  Refined products.....................       45,615              59,896
  Refinery and shop supplies...........       11,312              11,362
  Merchandise..........................        3,247               3,374
Retail method:
  Merchandise..........................       10,700               8,619
                                            --------            --------
    Subtotal...........................      126,769             117,443
Adjustment for last-in,
  first-out ("LIFO") method............      (13,705)             (9,641)
                                            --------            --------
    Total..............................     $113,064            $107,802
                                            ========            ========

     The portion of inventories valued on a LIFO basis totaled $80,982,000 and $70,329,000 at September 30, 2003 and December 31, 2002, respectively. The following data will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at September 30, 2003 and 2002, net earnings (loss) and diluted earnings (loss) per share amounts for the three months ended September 30, 2003 and 2002, would have been higher by $651,000 and $0.07, and $4,294,000 and $0.50, respectively, and net earnings (loss) and diluted earnings (loss) per share amounts for the nine months ended September 30, 2003 and 2002, would have been higher by $2,439,000 and $0.28, and $5,208,000 and $0.61, respectively.

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

     In the third quarter of 2003, certain lower cost refining LIFO inventory layers were liquidated resulting in an increase in net earnings of approximately $352,000 or $0.04 per share for the three and nine months ended September 30, 2003. There were no similar liquidations in 2002.

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

     In the first half of 2003, the Company entered into various crude oil and gasoline futures contracts in order to economically hedge crude oil and other inventories and purchases for the Yorktown refinery operations. There were no such transactions in the third quarter of 2003. For the nine months ended September 30, 2003, the Company recognized losses on these contracts of approximately $1,594,000 in cost of products sold. These transactions did not qualify for hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and accordingly were marked to market each month. There were no open crude oil futures contracts or other commodity derivative contracts at September 30, 2003.

NOTE 11 - LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                     September 30, 2003    December 31, 2002
                                                     ------------------    -----------------
                                                                  (In thousands)
11% senior subordinated notes, due 2012, net
  of unamortized discount of $5,382 and $5,651,
  interest payable semi-annually......................     $194,618            $194,349
9% senior subordinated notes, due 2007,
  interest payable semi-annually......................      150,000             150,000
Senior secured revolving credit facility, due 2005,
  floating interest rate, interest payable monthly....            -              25,000
Senior secured mortgage loan facility, due 2005,
  floating interest rate, principal and interest
  payable monthly.....................................       24,000              32,222
Capital lease obligations, 11.3%, due
  through 2007, interest payable monthly..............            -               6,703
Other.................................................           24                  46
                                                           --------            --------
  Subtotal............................................      368,642             408,320
Less current portion..................................       (9,802)            (10,251)
                                                           --------            --------
  Total...............................................     $358,840            $398,069
                                                           ========            ========

     Repayment of both the 11% and 9% senior subordinated notes (collectively, the "Notes") is jointly and severally guaranteed on an unconditional basis by the Company's direct and indirect wholly owned subsidiaries, subject to a limitation designed to ensure that such guarantees do not constitute a fraudulent conveyance. Except as otherwise specified in the indentures pursuant to which the Notes were issued, there are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to the Company in certain circumstances.

     Separate financial statements of the Company's subsidiaries are not included herein because the aggregate assets, liabilities, earnings, and equity of the subsidiaries are substantially equivalent to the assets, liabilities, earnings, and equity of the Company on a consolidated basis; the subsidiaries are jointly and severally liable for the repayment of the Notes; and the Company does not deem the separate financial statements and other disclosures concerning the subsidiaries to be material to investors.

     The Company has a $100,000,000 three-year senior secured revolving credit facility (the "Credit Facility") with a group of banks. The Company also has a $40,000,000 three-year senior secured mortgage loan facility (the "Loan Facility") with a group of financial institutions.

     The Credit Facility is primarily a working capital and letter of credit facility. The availability of funds under this facility is the lesser of (i) $100,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At September 30, 2003, the availability of funds under the Credit Facility was $100,000,000. There were no direct borrowings outstanding under this facility at September 30, 2003, and there were approximately $35,437,000 of irrevocable letters of credit outstanding, primarily to crude oil suppliers, insurance companies and regulatory agencies. On October 31, 2003, there were no direct borrowings outstanding under this facility and there were approximately $36,243,000 of irrevocable letters of credit outstanding.

     The interest rate applicable to the Credit Facility is tied to various short-term indices. At September 30, 2003, this rate was approximately 4.9% per annum. The Company pays a quarterly commitment fee of 0.50% per annum of the unused amount of the facility.

     The obligations under the Credit Facility are guaranteed by each of the Company's principal subsidiaries and secured by a security interest in the personal property of the Company and its subsidiaries, including accounts receivable, inventory, contracts, chattel paper, trademarks, copyrights, patents, license rights, deposit and investment accounts and general intangibles. The obligations under the Credit Facility also are secured by first priority liens on the Bloomfield and Ciniza refineries, including the land, improvements, equipment and fixtures related to the refineries; certain identified New Mexico service station/convenience stores; the stock of the Company's various direct and indirect subsidiaries; and all proceeds and products of this additional collateral. The lenders under the Loan Facility are entitled to participate with the lenders under the Credit Facility in this additional collateral pro rata based on the obligations owed by the Company under the Credit Facility and the Loan Facility.

     The Credit Facility contains negative covenants limiting, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness; create liens; dispose of assets; make capital expenditures through 2003; consolidate or merge; make loans and investments; enter into transactions with affiliates; use loan proceeds for certain purposes; guarantee obligations and incur contingent obligations; enter into agreements restricting the ability of subsidiaries to pay dividends to the Company; make distributions or stock repurchases; make significant changes in accounting practices or change the Company's fiscal year; and, except on terms acceptable to the senior secured lenders, to prepay or modify subordinated indebtedness.

     The Credit Facility also requires the Company to meet certain financial covenants, including maintaining a minimum consolidated tangible net worth, a minimum fixed charge coverage ratio, a total leverage ratio, and a senior leverage ratio of consolidated senior indebtedness to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), and to achieve a minimum quarterly consolidated EBITDA. The Company also was required to, and did, repay $15,000,000 of the outstanding principal amount of the Credit Facility from the proceeds of asset sales occurring between October 1, 2002 and June 30, 2003.

     Pursuant to the Loan Facility, the Company issued notes to the lenders, which bear interest at a rate that is tied to various short-term indices. At September 30, 2003, this rate was approximately 6.6% per annum. The remainder of the notes fully amortize during the three-year term as follows: remainder of 2003 - $2,000,000, 2004 - $11,111,000, and
2005 - $10,889,000.

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

     In the third quarter, the Company paid off certain capital lease obligations by paying approximately $4,703,000 in cash and by applying a $2,000,000 deposit that had been included in "Other Assets".

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

     Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company's business, including those matters described below, are pending against the Company and certain of its subsidiaries. Certain of these matters involve or may involve significant claims for compensatory, punitive or other damages. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at September 30, 2003, that may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company's recorded accruals should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of these matters could result in a material adverse effect on the Company's results of operations or cash flows for a particular reporting period.

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

     Future expenditures related to compliance with environmental, health, and safety laws and regulations, the investigation and remediation of contamination, and the defense or settlement of governmental or private party claims and lawsuits cannot be reasonably quantified in many circumstances for various reasons. These reasons include the speculative nature of remediation and clean up cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, various defenses that may be available to the Company and changing environmental, health, and safety laws, regulations, and their respective interpretations.

ENVIRONMENTAL ACCRUALS

     As of September 30, 2003 and December 31, 2002, the Company had environmental liability accruals of approximately $7,864,000 and $8,367,000, respectively, which are summarized below. Environmental accruals are recorded in the current and long-term sections of the Company's Consolidated Balance Sheets.

                          Summary of Environmental Contingencies
                                    (In thousands)


                                            December 31,   Increase               September 30,
                                               2002       (Decrease)   Payments       2003
                                            ------------  ----------   --------   -------------
Yorktown Refinery.........................   $ 6,715      $     -      $  (594)     $ 6,121
Farmington Refinery.......................       570            -            -          570
Bloomfield Refinery.......................       310            -          (30)         280
Ciniza - Solid Waste Management Units.....       275            -            -          275
Ciniza - Land Treatment Facility..........       189            -           (3)         186
Ciniza Well Closures......................       100           40            -          140
Bloomfield Refinery - Discharge...........         -          132          (18)         114
Retail Service Stations - Various.........       119           10          (19)         110
Bloomfield Tank Farm (Old Terminal).......        89            -          (21)          68
                                             -------      -------      -------      -------
   Totals.................................   $ 8,367      $   182      $  (685)     $ 7,864
                                             =======      =======      =======      =======

     At September 30, 2003, approximately $7,039,000 of these accruals were for the following projects: (i) the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of the Company's inactive Farmington refinery; (ii) environmental obligations assumed in connection with the acquisitions of the Yorktown refinery and the Bloomfield refinery; and (iii) hydrocarbon contamination on and adjacent to the 5.5 acres that the Company owns in Bloomfield, New Mexico. The remaining amount of the accrual relates to the closure of certain solid waste management units at the Ciniza refinery, which is being conducted in accordance with the refinery's Resource Conservation and Recovery Act permit; closure of the Ciniza refinery land treatment facility including post-closure expenses; estimated monitoring well closure costs at the Ciniza refinery; and amounts for smaller remediation projects.

YORKTOWN ENVIRONMENTAL LIABILITIES

     The Company assumed certain liabilities and obligations in connection with its purchase of the Yorktown refinery from BP, but was provided with specified levels of indemnification for certain matters. In view of the indemnification from BP, the Company established an environmental accrual for the liabilities and obligations assumed. This accrual currently has a balance of approximately $6,121,000. These liabilities and obligations include, subject to certain exceptions and indemnifications, all obligations, responsibilities, liabilities, costs and expenses under environmental, health, and safety laws that are caused by, arise from, or are incurred in connection with or relate in any way to the ownership or operation of the refinery. The Company has agreed to indemnify BP from and against losses of any kind incurred in connection with or related to liabilities and obligations assumed by the Company. The Company only has limited indemnification rights against BP.

     Environmental obligations assumed by the Company include BP's responsibilities related to the Yorktown refinery under a consent decree among various parties covering many locations. Parties to the consent decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. The Company assumed BP's responsibilities as of January 18, 2001, the date the consent decree was lodged with the court. As applicable to the Yorktown refinery, the consent decree requires, among other things, reduction of NOx, SO2 and particulate matter emissions and adoption of enhancements to the refinery's leak detection and repair program. The Company estimates that it will incur capital expenditures in the approximate amount of $20,000,000 to $27,000,000 to comply with the Consent Decree and that these costs will be incurred between 2002 and 2006, although the Company believes most of the expenditures will be incurred in 2006. In addition, the Company estimates that it will incur operating expenses associated with the requirements of the Consent Decree of approximately $1,600,000 to $2,600,000 per year.

     The environmental obligations assumed in connection with the Yorktown acquisition also include BP's obligations under an administrative order (the "Yorktown Order") issued by the United States Environmental Protection Agency ("EPA") in 1991 pursuant to the Resource Conservation and Recovery Act ("RCRA"). The Yorktown Order requires an investigation of certain areas of the refinery and the development of measures to correct any releases of contaminants or hazardous constituents found in these areas. A RCRA Facility Investigation and a Corrective Measures Study ("RFI/CMS") already has been prepared. It was revised by BP, in draft form, to incorporate comments from EPA and the Virginia Department of Environmental Quality ("VDEQ"), although a final RFI/CMS has not yet been approved. The draft RFI/CMS proposes certain investigation, sampling, monitoring, and clean up measures, including the construction of an on-site corrective action management unit that would be used to consolidate hazardous materials associated with these measures. These proposed actions relate to soil, sludge, and remediation wastes relating to certain solid waste management units, groundwater in the aquifers underlying the refinery, and surface water and sediment in a small pond and tidal salt marsh on the refinery property. EPA issued a proposed course of action on November 4, 2003, for public comment. Following the public comment period, EPA will issue an approved RFI/CMS in coordination with VDEQ and will make a final remedy decision. The Company estimates that expenses associated with the actions described in the proposed RFI/CMS will cost approximately $19,000,000 to $21,000,000, and will be incurred over a period of approximately 30 years, with approximately $5,000,000 of this amount being incurred over an initial 3-year period, and additional expenditures in the approximate amount of $5,000,000 being incurred over the following 3-year period. The Company, however, may not be responsible for all of these expenditures as a result of the environmental indemnification provisions included in its purchase agreement with BP, as more fully discussed below.

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

FARMINGTON REFINERY MATTERS

     In 1973, the Company constructed the Farmington refinery, which was operated until 1982. The Company became aware of soil and shallow groundwater contamination at this facility in 1985. The Company hired environmental consulting firms to investigate the contamination and undertake remedial action. The consultants identified several areas of contamination in the soils and shallow groundwater underlying the Farmington property. A consultant to the Company has indicated that contamination attributable to past operations at the Farmington property has migrated off the refinery property, including a hydrocarbon plume that appears to extend no more than 1,800 feet south of the refinery property. Remediation activities are ongoing by the Company under the supervision of the New Mexico Oil Conservation Division ("OCD"), although no clean up order has been received. The Company's environmental reserve for this matter is approximately $570,000.

BLOOMFIELD REFINERY ENVIRONMENTAL OBLIGATIONS

     In connection with the acquisition of the Bloomfield refinery, the Company assumed certain environmental obligations including Bloomfield Refining Company's ("BRC") obligations under an administrative order issued by EPA in 1992 pursuant to the Resource Conservation and Recovery Act (the "Order"). The Order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. EPA has delegated its oversight authority over the Order to NMED's Hazardous Waste Bureau ("HWB"). In 2000, the OCD approved the groundwater discharge permit for the refinery, which included an abatement plan that addressed the Company's environmental obligations under the Order. Discussions between OCD, HWB and the Company have resulted in revisions to the abatement plan. As of September 30, 2003, the Company had an accrual of $280,000 for remediation expenses associated with the abatement plan, and anticipates that these expenses will be incurred through approximately 2018.

BLOOMFIELD TANK FARM (OLD TERMINAL)

     The Company has discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank (the "Tank") that was located in Bloomfield, New Mexico. The Company believes that all or a portion of the Tank and the 5.5 acres owned by the Company on which the Tank was located may have been a part of a refinery, owned by various other parties, that, to the Company's knowledge, ceased operations in the early 1960s. The Company received approval to conduct a pilot bioventing project to address remaining contamination at the site, which was completed in June 2001. Based on the results of the pilot project, the Company submitted a remediation plan to OCD proposing the use of bioventing to address the remaining contamination. This remediation plan was approved by OCD in June 2002, work on the bioventing project began in January 2003, and active remediation is currently in process. The Company anticipates that it will incur expenses through approximately 2004 for soil remediation and additional expenses thereafter for continued groundwater monitoring and testing until natural attenuation has completed the process of groundwater remediation. At September 30, 2003, the Company had an environmental accrual of $68,000 for this matter.

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

     BLM has received public comment on its proposed plan. The final remedy for the site, however, has not yet been selected. Although the Company was given reason to believe that a final remedy would be selected in 2002, that selection did not occur. The Company has been advised that the site remedy may be announced in 2003. In 1989, a consultant to the Company estimated, based on various assumptions, that the Company's share of potential liability could be approximately $1,200,000. This amount was based upon estimated Landfill remediation costs significantly higher than those being proposed by BLM. The amount also was based on the consultant's evaluation of such factors as available clean up technology, BLM's involvement at the site and the number of other entities that may have had involvement at the site, but did not include an analysis of all of the Company's potential legal defenses and arguments, including possible setoff rights.

     Potentially responsible party liability is joint and several, such that a responsible party may be liable for all of the clean up costs at a site even though the party was responsible for only a small part of such costs. Although it is possible that the Company may ultimately incur liability for clean up costs associated with the Landfill, a reasonable estimate of the amount of this liability, if any, cannot be made at this time because, among other reasons, the final site remedy has not been selected, a number of entities had involvement at the site, allocation of responsibility among potentially responsible parties has not yet been made, and potentially applicable factual and legal issues have not been resolved. The Company has not recorded a liability in relation to BLM's proposed plan because the amount of any potential liability is currently not determinable.

     BLM may assert claims against the Company and others for reimbursement of investigative, clean up and other costs incurred by BLM in connection with the Landfill and surrounding areas. It is also possible that the Company will assert claims against BLM in connection with contamination that may be originating from the Landfill. Private parties and other governmental entities also may assert claims against BLM, the Company and others for property damage, personal injury and other damages allegedly arising out of any contamination originating from the Landfill and the Farmington property. Parties also may request judicial determination of their rights and responsibilities, and the rights and responsibilities of others, in connection with the Landfill and the Farmington property. Currently, however, there is no outstanding litigation against the Company by BLM or any other party.

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

     In the second quarter of 2003, the EPA informally advised the Company that it also intended to allege air quality violations in connection with the 2001 inspections at both refineries. The Company has since participated in joint meetings with NMED and EPA. At a meeting in July 2003, NMED stated its intention to increase the number of violations at both refineries, from nine to 19, and that potential penalties could increase from approximately $684,000 to approximately $1,500,000. At the same meeting, EPA stated that potential penalties it would assert could range as high as $1,000,000. Subsequently, EPA informally advised the Company that it would not proceed with one of its alleged violations, which the Company expects will reduce EPA's potential penalties to $500,000.

     The Company is continuing discussions with NMED and EPA with respect to both of the inspections. These discussions may result in the modification or dismissal of some of the alleged violations and reductions in the amount of potential penalties. In lieu of monetary penalties and as part of an administrative settlement, EPA may require the Company to undertake an enhanced leak detection and repair program, permanent reductions in overall flaring, and certain other environmentally beneficial projects, known as supplemental environmental projects ("SEPs"). The Company has not yet determined the nature or scope of any work that may be required in lieu of monetary penalties.

DEFENSE ENERGY SUPPORT CENTER CLAIM

     On February 11, 2003, the Company filed a complaint against the United States in the United States Court of Federal Claims in connection with military jet fuel that the Company sold to the Defense Energy Support Center ("DESC") from 1983 through 1994. The Company asserted that the United States, acting through DESC, underpaid for the jet fuel in the approximate amount of $17,000,000. The Company believes that its claims are supported by recent federal court decisions, including decisions from the Court of Federal Claims, dealing with contract provisions similar to those contained in the contracts that are the subject of the Company's claims. The DESC has indicated that it may counterclaim and assert, based on its interpretation of the contract provisions, that the Company owes additional amounts ranging from approximately $2,100,000 to $4,900,000. DESC denied all liability in a motion for partial summary judgment filed in the second quarter of 2003. On July 23, 2003, the Company responded to DESC's motion and filed its own cross-motion for partial summary judgment. The DESC responded to the Company's motion on September 17, 2003. Due to the preliminary nature of this matter, there can be no assurance that the Company will ultimately prevail on its claims or DESC's potential counterclaim, nor is it possible to predict when any payment will be received if the Company is successful. Accordingly, the Company has not recorded a receivable for these claims or a liability for any potential counterclaim.

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

     On July 22, 2002, Mr. Acridge filed a lawsuit in the Superior Court of Arizona for Maricopa County against current Company officers Messrs. Holliger, Gust, Cox, and Bullerdick, current Company directors Messrs. Bernitsky, Kalen, and Rapport, and as yet unidentified accountants, auditors, appraisers, attorneys, bankers and professional advisors (the "Lawsuit"). Mr. Acridge alleged that the defendants wrongfully interfered with his employment agreement and caused the Company to fire him. The complaint sought unspecified general compensatory damages, punitive damages, and costs and attorneys' fees. The complaint also stated that Mr. Acridge intended to initiate a separate arbitration proceeding against the Company, alleging that the Company breached his employment agreement and violated an implied covenant of good faith and fair dealing. The court subsequently ruled that the claims raised in the Lawsuit were subject to arbitration and the Lawsuit was dismissed. Arbitration proceedings in connection with the claims described above have not yet been initiated. Subsequent to the filing of the claims, Mr. Acridge filed for bankruptcy. The trustee appointed in the Chapter 11 bankruptcy proceeding (the "Acridge Trustee") recently has questioned whether the Superior Court should have stayed the Lawsuit pending arbitration instead of dismissing it. Regardless, the Company believes that the named officers and directors of the Company are entitled to indemnification from the Company in connection with the defense of, and any liabilities arising out of, the claims alleged by Mr. Acridge.

     The Company has an outstanding loan to Mr. Acridge in the principal amount of $5,000,000. In the fourth quarter of 2001, the Company established a reserve for the entire amount of the loan plus interest accrued through December 31, 2001. In view of developments in the bankruptcy proceedings relating to Mr. Acridge described below, the Company has continued to maintain the reserve.

     In addition to Mr. Acridge's personal bankruptcy filing, three entities controlled by Mr. Acridge have commenced Chapter 11 Bankruptcy proceedings. The entities controlled by Mr. Acridge are Pinnacle Rodeo LLC ("Pinnacle Rodeo"), Pinnacle Rawhide LLC ("Pinnacle Rawhide"), and Prime Pinnacle Peak Properties, Inc. ("Prime Pinnacle"). The four bankruptcy cases are jointly administered. The Company has filed proofs of claim in the bankruptcy proceedings seeking to recover certain amounts it alleges are owed to the Company by Mr. Acridge, including amounts relating to the outstanding $5,000,000 loan. Further, on July 31, 2003, the Company filed a complaint in the Acridge bankruptcy proceeding in which it seeks a determination that certain of the amounts it asserts are owed to it by Mr. Acridge are not dischargeable in bankruptcy.

     A plan of reorganization was filed by the official committee of unsecured creditors for the jointly administered bankruptcy cases on November 7, 2003 (the "Plan"). The Plan describes a process for the liquidation of the estates and the payment of liquidation proceeds to creditors. It will only become effective if approved by the bankruptcy court.

     Under the Plan, the Company would make a payment, which would have no material effect on the Company's financial statements, for the benefit of unsecured creditors in the Acridge estate. Additionally, the Company would give up all of its claims against the estates, with the exception of a claim for the Company's pro rata share of any assets of the Acridge estate that have not yet been identified. In return, the four estates would release the Company from all of their claims against the Company, its affiliates and subsidiaries, and its officers, directors and employees. The Plan would not preclude the Company from pursuing its non-dischargeability complaint against Mr. Acridge.

     During the third quarter of 2003, the Acridge Trustee asked the bankruptcy court to permit him to engage in discovery to determine whether any claims against the Company, or persons or entities associated with the Company, may exist. Additionally, the trustee in the Prime Pinnacle proceeding (the "Prime Trustee") recently filed a separate plan of reorganization (the "Pinnacle Plan"). The Prime Trustee indicated that he is objecting to the proof of claim filed by the Company in the Prime Pinnacle proceeding. In addition, the Prime Trustee indicated that he will be evaluating any possible preferential or fraudulent transfer of assets from Prime Pinnacle to the Company in satisfaction of debts owed by Mr. Acridge or his other entities. Any such allegations will be vigorously defended by the Company.

     It is unknown whether the Plan or the Pinnacle Plan will be approved and to what extent creditors, including the Company, will receive any recovery on their respective debts from any of the four bankruptcy estates. Whether the Company will be successful in pursuing its non-dischargeability complaint also is unknown.

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

     The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain critical accounting policies that materially affect the amounts recorded in the consolidated financial statements are the use of the LIFO method of valuing certain inventories, the accounting for certain environmental remediation liabilities, the accounting for certain related party transactions, and assessing the possible impairment of certain long-lived assets. There have been no changes to these policies in 2003, except as relates to the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations". See Note 3 to the Company's Consolidated Financial Statements included in Part I, Item 1.

RESULTS OF OPERATIONS

     Included below are certain operating results and operating data for the Company and its operating segments.

                                                         Three Months            Nine Months
                                                      Ended September 30,     Ended September 30,
                                                     ---------------------   ---------------------
                                                        2003        2002        2003        2002
                                                     ---------   ---------   ---------   ---------
                                                         (In thousands, except per share data)
Net revenues......................................   $ 472,668   $ 382,472   $1,359,900   $ 849,036
Cost of products sold (excluding
  depreciation and amortization)..................     389,182     331,055    1,135,811     704,809
                                                     ---------   ---------   ----------   ---------
Gross margin......................................      83,486      51,417      224,089     144,227
Operating expenses................................      41,197      36,241      121,092      88,950
Depreciation and amortization.....................       9,330       9,169       27,779      25,830
Selling, general and administrative expenses......       8,126       7,031       22,421      18,587
Net loss (gain) on disposal/write-down of assets..       1,081        (157)       1,314        (135)
                                                     ---------   ---------   ----------   ---------
Operating income (loss)...........................      23,752        (867)      51,483      10,995
Interest expense..................................      (9,672)    (10,455)     (29,696)    (25,985)
Amortization/write-off of financing costs.........      (1,202)       (954)      (3,591)     (2,071)
Interest and investment income....................          15          74           98         399
                                                     ---------   ---------   ----------   ---------
Earnings (loss) from continuing operations
  before income taxes.............................      12,893     (12,202)      18,294     (16,662)
Provision (benefit) for income taxes..............       5,239      (5,041)       7,473      (6,586)
                                                     ---------   ---------   ----------   ---------
Earnings (loss) from continuing operations
  before cumulative effect of change
  in accounting principle.........................       7,654      (7,161)      10,821     (10,076)

Discontinued operations, net of income tax
  (benefit) provision of $(84), $1,726, $(344)
  and $894........................................        (125)      2,589         (515)      1,342

Cumulative effect of change in accounting
  principle, net of income tax benefit of
  $468............................................           -           -         (704)          -
                                                     ---------   ---------   ----------   ---------
Net earnings (loss)...............................   $   7,529   $ (4,572)   $    9,602   $  (8,734)
                                                     =========   =========   ==========   =========
Net earnings (loss) per common share:
  Basic
    Continuing operations.........................   $    0.87   $   (0.83)  $     1.24   $   (1.18)
    Discontinued operations.......................       (0.01)       0.30        (0.06)       0.16
    Cumulative effect of change
      in accounting principle.....................           -           -        (0.08)          -
                                                     ---------   ---------   ----------   ---------
                                                     $    0.86   $   (0.53)  $     1.10   $   (1.02)
                                                     =========   =========   ==========   =========
  Assuming dilution
    Continuing operations.........................   $    0.86   $   (0.83)  $     1.23   $   (1.18)
    Discontinued operations.......................       (0.01)       0.30        (0.06)       0.16
    Cumulative effect of change
      in accounting principle.....................           -           -        (0.08)          -
                                                     ---------   ---------   ----------   ---------
                                                     $    0.85   $   (0.53)  $     1.09   $   (1.02)
                                                     =========   =========   ==========   =========


                                                         Three Months             Nine Months
                                                      Ended September 30,      Ended September 30,
                                                     ---------------------   -----------------------
                                                        2003        2002        2003         2002
                                                     ---------   ---------   ----------   ----------
                                                                      (In thousands)
Net revenues:(1)
  Refining Group:
    Four Corners operations......................    $ 125,904   $ 115,094   $  371,918   $  317,264
    Yorktown operations(2).......................      202,414     160,068      576,188      232,967
  Retail Group...................................       87,996      77,053      242,412      212,161
  Phoenix Fuel...................................      120,054      91,146      352,035      251,400
  Other..........................................           60          44          270          134
  Intersegment...................................      (63,760)    (60,933)    (182,923)    (164,890)
                                                     ---------   ---------   ----------   ----------
  Net revenues of continuing operations..........      472,668     382,472    1,359,900      849,036
  Net revenues of discontinued operations........        3,014      16,988       26,207       49,558
                                                     ---------   ---------   ----------   ----------
  Total net revenues.............................    $ 475,682   $ 399,460   $1,386,107   $  898,594
                                                     =========   =========   ==========   ==========
Income (loss) from operations:(1)
  Refining Group:
    Four Corners operations......................    $  13,269   $   5,816   $   35,488   $   23,222
    Yorktown operations(2).......................       10,540      (5,994)      16,050       (9,084)
  Retail Group...................................        5,070       2,127       11,373        4,363
  Phoenix fuel...................................        2,101       1,752        5,991        4,791
  Other..........................................       (6,147)     (4,725)     (16,105)     (12,432)
  Net (loss) gain on disposal/write-down
    of assets....................................       (1,081)        157       (1,314)         135
                                                     ---------   ---------   ----------   ----------
  Operating income (loss) from
    continuing operations........................       23,752        (867)      51,483       10,995
  Operating (loss) income from
    discontinued operations......................         (209)      4,315         (859)       2,236
                                                     ---------   ---------   ----------   ----------
  Total income from operations...................    $  23,543   $   3,448   $   50,624   $   13,231
                                                     =========   =========   ==========   ==========

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
(2) Acquired May 14, 2002.

                                                         Three Months            Nine Months
                                                      Ended September 30,     Ended September 30,
                                                     ---------------------   ---------------------
                                                        2003        2002        2003        2002
                                                     ---------   ---------   ---------   ---------
Refining Group Operating Data:
  Four Corners Operations:
    Crude Oil/NGL Throughput (BPD)................     29,244      30,902      30,741      32,600
    Refinery Sourced Sales Barrels (BPD)..........     30,147      32,408      30,713      32,548
    Average Crude Oil Costs ($/Bbl)...............   $  28.90    $  25.96    $  29.34    $  22.63
    Refining Margins ($/Bbl)......................   $   9.51    $   6.04    $   9.03    $   6.59
  Yorktown Operations:(1)
    Crude Oil/NGL Throughput (BPD)................     60,485      54,677      56,368      54,295
    Refinery Sourced Sales Barrels (BPD)..........     62,937      58,803      58,804      57,365
    Average Crude Oil Costs ($/Bbl)...............   $  28.54    $  26.57    $  29.91    $  26.64
    Refining Margins ($/Bbl)......................   $   4.61    $   1.71    $   3.93    $   1.70

Retail Group Operating Data:
(Continuing operations only)
  Fuel Gallons Sold (000's).......................     39,373      38,771     110,384     111,457
  Fuel Margins ($/gal)............................   $  0.207    $  0.152    $  0.199    $  0.154
  Merchandise Sales ($ in 000's)..................   $ 34,769    $ 33,296    $ 95,416    $ 94,000
  Merchandise Margins.............................         29%         27%         29%         27%

  Operating Retail Outlets at Period End:
    Continuing Operations.........................        122         123         122        123
    Discontinued Operations.......................          5          17           5         17

Phoenix Fuel Operating Data:
  Fuel Gallons Sold (000's).......................    109,903      94,703     318,088     277,698
  Fuel Margins ($/gal)............................   $  0.052    $  0.054    $  0.051    $  0.053
  Lubricant Sales ($ in 000's)....................   $  6,140    $  5,234    $ 17,967    $ 15,623
  Lubricant Margins...............................       15.8%       15.8%       15.7%       16.6%

(1) Acquired May 14, 2002.

     Certain factors affecting the comparison of the Company's continuing results of operations for the three and nine months ended September 30, 2003 with the same periods in 2002, include, among other things, the following:

     - The acquisition of the Yorktown refinery on May 14, 2002.

     - The Yorktown refinery began a crude unit and coker unit turnaround at the end of March 2003. The refinery was back in operation April 16, 2003. On April 28, 2003, a breaker failure disrupted operations at the electric generation plant that supplies the Company's Yorktown refinery with power. As a result of the failure, the refinery suffered a complete loss of power and shut down all processing units. The refinery was operating at full capacity by the middle of May. The Company incurred costs of approximately $1,254,000 as a result of the loss of power, all of which were expensed in the second quarter of 2003, and estimates that reduced production resulted in lost earnings of approximately $3,750,000.

     - In the first four and one-half months of operation following its acquisition in 2002, the Yorktown refinery experienced three significant unscheduled unit shutdowns, which impacted the yield of high value products, as well as crude oil charge rates.

     - Stronger refining margins at the Company's refineries in 2003, due to, among other things, lower domestic crude oil and finished product inventories and strong domestic finished product demand, reduced in part by losses on various crude oil futures contracts. In 2002, the Company experienced weaker refining margins at the Company's refineries due to, among other things, continuing high inventories of distillates resulting from a drop in jet fuel demand following the September 11, 2001 terrorists attack and warmer than normal winter temperatures in the Northeast; worldwide crude oil production levels and Middle East tensions, which added to higher crude values; and imported finished products that placed downward pressure on gasoline values.

     - Lower than anticipated crude oil receipts for the Four Corners refineries due to supplier production problems and reduced supply availability resulted in reduced refinery production.

     - Stronger finished product sales volumes with relatively stable margins for the Company's Phoenix Fuel operations. The shutdown of the Kinder Morgan pipeline in the middle of August 2003 caused some supply imbalances and negatively impacted inventory values. This negative impact was offset in part by higher margins for Phoenix Fuel's cardlock operations.

     - Strong retail fuel margins and improved merchandise margins in 2003 for several of the Company's market areas. In addition, the Company is experiencing increased competition in certain of its markets.

     - The write-off of $901,000 of capitalized costs relating to a capital project associated with the Four Corners refinery operations. In the third quarter of 2003, Company management completed an ongoing evaluation of this project and determined that it was no longer viable.

Earnings (Loss) From Continuing Operations Before Income Taxes
-------------------------------------------------------

     For the three months ended September 30, 2003, earnings from continuing operations before income taxes were $12,893,000, compared to a loss of $12,202,000 for the three months ended September 30, 2002, an improvement in earnings of $25,095,000. This amount includes an increase in operating earnings for the Yorktown refinery of $16,534,000, primarily due to a 170% increase in refinery margins and a 7% increase in fuel volumes sold. The remainder of the increase, relating to the Company's other operations, was primarily due to a 57% increase in Four Corners refinery margins. Also contributing to the increase was a 26% increase in wholesale fuel volumes sold by Phoenix Fuel to third-party customers, a 36% increase in retail fuel margins, and a 5% increase in retail merchandise margins. These increases were offset in part by higher operating expenses and selling, general, and administrative ("SG&A") expenses.

     For the nine months ended September 30, 2003, earnings from continuing operations before income taxes were $18,294,000, compared to a loss of $16,662,000 for the nine months ended September 30, 2002, an improvement in earnings of $34,956,000. This amount includes the following items related to the operation and acquisition of the Yorktown refinery:
(i) an increase in operating earnings of $25,134,000; (ii) an increase in the amortization of financing costs of $1,520,000, and (iii) additional interest expense of $3,757,000. The remainder of the improvement, relating to the Company's other operations, was primarily due to a 37% increase in Four Corners refinery margins. Also contributing to the increase was a 24% increase in wholesale fuel volumes sold by Phoenix Fuel to third-party customers, a 29% increase in retail fuel margins, and an 8% increase in retail merchandise margins. These increases were offset in part by higher operating expenses and SG&A expenses for other Company operations.

Revenues From Continuing Operations
-----------------------------------

     Revenues for the three months ended September 30, 2003, increased approximately $90,196,000 or 24% to $472,668,000 from $382,472,000 in the comparable 2002 period. This increase was primarily due to a 17% increase in Yorktown refinery weighted average selling prices, along with a 7% increase in Yorktown refinery fuel volumes sold; an 15% increase in Four Corners refining weighted average selling prices; a 12% increase in Phoenix Fuel's weighted average selling prices; a 26% increase in wholesale fuel volumes sold by Phoenix Fuel to third-party customers; and a 7% increase in retail refined product selling prices. Same store retail fuel volumes sold increased 2% and same store merchandise sales were up 4%.

     Revenues for the nine months ended September 30, 2003, increased approximately $510,864,000 or 60% to $1,359,900,000 from $849,036,000 in the comparable 2002 period. The increase includes revenue increases of $343,221,000 for the Yorktown refinery. Revenue increases relating to the Company's other operations were primarily due to a 28% increase in Four Corners refining weighted average selling prices, an 18% increase in Phoenix Fuel's weighted average selling prices, a 24% increase in wholesale fuel volumes sold by Phoenix Fuel to third-party customers, and a 13% increase in retail refined product selling prices. Same store retail fuel volumes sold were down 1%, while same store merchandise sales were up 2%.

Cost of Products Sold From Continuing Operations
------------------------------------------------

     For the three months ended September 30, 2003, cost of products sold increased approximately $58,127,000 or 18% to $389,182,000 from $331,055,000 in the comparable 2002 period. This increase was primarily due to an 7% increase in Yorktown refinery weighted average crude oil costs, along with an 7% increase in Yorktown refinery fuel volumes sold; an 11% increase in Four Corners refining weighted average crude oil costs; a 26% increase in wholesale fuel volumes sold by Phoenix Fuel to third-party customers; and a 13% increase in the cost of finished products purchased by Phoenix Fuel. In addition, cost of products sold for 2002 included a loss of approximately $3,769,000 from various crude oil futures contracts used to economically hedge crude oil inventories and purchases for the Yorktown refinery.

     For the nine months ended September 30, 2003, cost of products sold increased approximately $431,002,000 or 61% to $1,135,811,000 from $704,809,000 in the comparable 2002 period. The increase includes cost of products sold increases of $292,514,000 for the Yorktown refinery. Cost of products sold increases relating to the Company's other operations were primarily due to a 30% increase in Four Corners refining weighted average crude oil costs, a 24% increase in wholesale fuel volumes sold by Phoenix Fuel to third-party customers, and a 19% increase in the cost of finished products purchased by Phoenix Fuel. In addition, cost of products sold for 2003 included losses of approximately $1,594,000 from various crude oil and gasoline futures contracts used to economically hedge crude oil and other inventories and purchases for the Yorktown refinery. Cost of products sold for 2002 included losses on similar contracts of approximately $1,799,000.

Operating Expenses From Continuing Operations
---------------------------------------------

     For the three months ended September 30, 2003, operating expenses increased approximately $4,956,000 or 14% to $41,197,000 from $36,241,000 in the comparable 2002 period. For the nine months ended September 30, 2003, operating expenses increased approximately $32,142,000 or 36% to $121,092,000 from $88,950,000 in the comparable 2002 period. For the three months, increases were primarily due to higher payroll and related costs, increased purchased fuel costs for the Four Corners refineries due to higher prices, higher repair and maintenance costs for the refineries and higher general insurance premiums for all operations. The increase for the nine months includes operating expense increases of $21,602,000 for the Yorktown refinery and increases for other company operations for the same reasons described above.

Depreciation and Amortization From Continuing Operations
--------------------------------------------------------

     For the three months ended September 30, 2003, depreciation and amortization increased approximately $161,000 or 2% to $9,330,000 from $9,169,000 in the comparable 2002 period. For the nine months ended September 30, 2003, depreciation and amortization increased approximately $1,949,000 or 8% to $27,779,000 from $25,830,000 in the comparable 2002 period. The increases include depreciation and amortization expense increases of $418,000 and $3,152,000 for the Yorktown refinery for the three and nine month periods, respectively. Depreciation and amortization decreases relating to the Company's other operations in each comparable period were due to, among other things, lower refinery turnaround amortization costs in 2003, reduced depreciation expense relating to certain retail assets becoming fully depreciated, and the sale of certain pipeline assets in 2002. These decreases were offset in part by higher costs relating to construction, remodeling and upgrades in retail and refining operations during 2003 and 2002.

Selling, General and Administrative Expenses From Continuing Operations
-----------------------------------------------------------------------

     For the three months ended September 30, 2003, SG&A expenses increased approximately $1,095,000 or 16% to $8,126,000 from $7,031,000 in the comparable 2002 period. For the nine months ended September 30, 2003, SG&A expenses increased approximately $3,834,000 or 21% to $22,421,000 from $18,587,000 in the comparable 2002 period. SG&A expense increases for the three months were primarily due to accruals for management incentive bonuses, increased costs for the Company's self-insured health plan due to higher claims experience, increased letter of credit fees and higher general insurance premiums. The increase for the nine months includes SG&A expense increases of $819,000 for the Yorktown refinery and increases for other company operations for the same reasons described above plus higher workers compensation costs. In addition, the first quarter of 2002 included a credit of $471,000 in SG&A for the revision of estimated accruals for 2001 management incentive bonuses, following the determination of bonuses to be paid to employees.

Interest Expense and Interest Income From Continuing Operations
---------------------------------------------------------------

     For the three months ended September 30, 2003, interest expense decreased approximately $783,000 or 7% to $9,672,000 from $10,455,000 in the comparable 2002 period. For the nine months ended September 30, 2003, interest expense increased approximately $3,711,000 or 14% to $29,696,000 from $25,985,000 in the comparable 2002 period. The decrease in interest expense for the three-month periods is due to reduced borrowings under the Company's Credit Facility and the reduction of the outstanding balance under the Loan Facility. Interest expense increased for the nine-month period by $7,347,000 related to the issuance of the senior subordinated notes, borrowings under the Company's new loan facilities, and other transactions related to the May 2002 acquisition of the Yorktown refinery. This increase was offset in part by a decrease in interest expense of approximately $3,590,000 relating to the repayment in 2002 of the Company's $100,000,000 of 9 3/4% Senior Subordinated Notes due 2003 (the "9 3/4% Notes") with a portion of the proceeds of the Company's issuance of senior subordinated notes in 2002.

     For the three and nine month comparable periods ended September 30, 2003, interest and investment income decreased approximately $59,000 and $301,000, respectively. The decreases were primarily due to a reduction in funds available for investment in short-term instruments since the acquisition of the Yorktown refinery and for the nine-month period, interest received in 2002 on funds held in an escrow account in connection with the acquisition of the Yorktown refinery.

Amortization/Write-Off of Financing Costs From Continuing Operations
--------------------------------------------------------------------

     For the three and nine month comparable periods ended September 30, 2003, amortization of financing costs increased $248,000 and $1,520,000, respectively. The increase is due to the amortization of $17,436,000 of deferred financing costs, relating to senior subordinated debt and senior secured loan facilities, incurred in connection with the acquisition of the Yorktown refinery and the refinancing of the Company's 9 3/4% Notes. These costs are being amortized over the term of the related debt. In addition, the nine month 2002 period includes the write-off of $364,000 in deferred financing costs relating to the refinancing of the 9 3/4% Notes.

Income Taxes From Continuing Operations
---------------------------------------

     The effective tax rate for the three and nine months ended September 30, 2003 was approximately 41% and the effective tax benefit rates for the three and nine months ended September 30, 2002 were approximately 41% and 40%, respectively.

Discontinued Operations
-----------------------

     The following table contains information regarding the Company's discontinued operations, all of which are included in the Company's Retail Group and include certain service station/convenience stores in all periods and the Company's travel center in 2003.

                                           Three Months Ended   Nine Months Ended
                                              September 30         September 30
                                           ------------------   ------------------
                                             2003      2002       2003      2002
                                           --------  --------   --------  --------
                                                        (In thousands)
Net revenues...........................    $  3,014  $ 16,988   $ 26,207  $ 49,558

Net operating loss.....................    $    (18) $   (489)  $   (479) $ (1,528)
(Loss) gain on disposal................    $    (14) $  4,921   $   (127) $  4,789
Impairment and other write-downs.......    $   (177) $   (117)  $   (253) $ (1,025)
                                           --------  --------   --------  --------
(Loss) earnings before income taxes....    $   (209) $  4,315   $   (859) $  2,236
                                           --------  --------   --------  --------

Net (loss) earnings....................    $   (125) $  2,589   $   (515) $  1,342

(Loss) gain on disposal includes
  allocated goodwill of................    $     16  $    243   $     78  $    243


OUTLOOK

     Overall, the Company believes that its current refining fundamentals are more positive now than the same time last year. Additionally, fuel and merchandise margins are stronger now in the Company's retail area than the same time last year, with same store fuel and merchandise volumes above the prior year's levels. Phoenix Fuel currently continues to see growth in both wholesale and cardlock volumes with relatively stable margins. However, the businesses in which the Company engages are volatile and there can be no assurance that currently existing conditions will continue for any segment of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operations
-------------------------

     Operating cash flows increased by $26,629,000 for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, primarily as a result of an increase in net earnings before depreciation and amortization, amortization of financing costs, deferred income taxes, and net (gain) loss on disposal/write-down of assets in 2003. This increase was offset in part by lower 2003 cash flows related to changes in operating assets and liabilities. Net cash provided by operating activities totaled $53,313,000 and $26,684,000 for the nine months ended September 30, 2003 and 2002, respectively.

Working Capital
---------------

     Working capital at September 30, 2003 consisted of current assets of $217,654,000 and current liabilities of $122,595,000, or a current ratio of 1.78:1. At December 31, 2002, the current ratio was 1.76:1 with current assets of $211,704,000 and current liabilities of $120,351,000.

     Current assets have increased since December 31, 2002, primarily due to increases in cash and cash equivalents and inventories. These increases were offset in part by decreases in accounts receivable and prepaid expenses and other. Inventories have increased primarily due to increases in refinery onsite crude oil volumes, primarily at Yorktown, and increases in refined product prices. These increases were offset, in part, by decreases in refined product volumes at the refineries, terminals, Phoenix Fuel and retail operations. Accounts receivable have decreased primarily due to the receipt of income tax refunds and lower sales volumes for the Yorktown refinery in the September 30, 2003 balance due to hurricane Isabel. These decreases were offset in part by higher refined product selling prices and higher pipeline and Phoenix Fuel sales volumes. Prepaids and other have decreased primarily due to the normal amortization of prepaid insurance premiums.

     Current liabilities have increased since December 31, 2002, primarily due to increases in accrued expenses, offset in part by a decrease in accounts payable and a reduction in the current portion of long-term debt. Accrued expenses have increased primarily as a result of higher interest accruals, accruals for management incentive bonuses due to improved financial results, increased accruals for the Company's self-insured health plan, and accruals for 2003 401(k) Company matching and discretionary contributions. These increases were offset in part by the payment of 2002 401(k) Company matching and discretionary contributions. Accounts payable have decreased primarily as a result of lower refinery raw material volumes in the September 30, 2003 balance and lower prices, offset in part by higher balances relating to Phoenix Fuel refined product volumes and prices. The current portion of long-term debt declined due to a reduction in the current amount due under the Company's Loan Facility.

Capital Expenditures and Resources
----------------------------------

     Net cash used in investing activities for capital expenditures totaled approximately $11,590,000 for the nine months ended September 30, 2003. Of this amount, expenditures of approximately $7,696,000 were made for the crude unit and coker unit turnaround at the Yorktown refinery that began at the end of March 2003. The refinery was back in operation on April 16, 2003. Other expenditures were for operational and environmental projects for the refineries and retail operations.

     On April 28, 2003, a breaker failure disrupted operations at the electric generation plant that supplies the Company's Yorktown refinery with power. As a result of the failure, the refinery suffered a complete loss of power and shut down all processing units. By the middle of May 2003, the refinery was operating at full capacity. The Company incurred costs of approximately $1,254,000 as a result of the loss of power, all of which were expensed in the second quarter of 2003, and estimates that reduced production resulted in lost earnings of approximately $3,750,000. The Company is pursuing reimbursement from the power station owner. There is no guarantee, however, that the Company will be able to recover any amount.

     On September 18, 2003, hurricane Isabel passed near the Yorktown refinery. As a result, the refinery shut down operations for safety reasons for a period of time. The refinery incurred minor damage as a result of the hurricane. All of the refinery units were back in full operation by October 2, 2003.

     The Credit Facility and the Loan Facility limit the Company's capital expenditures on a quarterly basis through the fourth quarter of 2003. The limitations permit all capital expenditures currently anticipated for 2003. Prior approval from the Company's lenders would be required to exceed the agreed upon levels, and the Company cannot provide assurance that it could obtain such approval.

     As part of the Yorktown acquisition, the Company agreed to pay earn-out payments, up to a maximum of $25,000,000, to BP beginning in 2003 and concluding at the end of 2005, when the average monthly spreads for regular reformulated gasoline or No. 2 distillate over West Texas Intermediate equivalent light crude oil on the New York Mercantile Exchange exceed $5.50 or $4.00 per barrel, respectively. For the three and nine months ended September 30, 2003, the Company incurred $2,645,000 and $8,120,000, respectively, under this provision of the purchase agreement. These earn-out payments are considered additional purchase price and have been allocated to goodwill.

     On June 19, 2003, the Company completed the sale of its Giant Travel Center to Pilot Travel Centers LLC ("Pilot") and received net proceeds of approximately $5,820,000, plus an additional $491,000 for inventories. As a result of this transaction, the Company recorded a pretax loss of approximately $44,600, which included charges that were a direct result of the decision to sell the Travel Center. In connection with the sale, the Company entered into a long-term product supply agreement with Pilot. The Company will receive a supply agreement performance payment at the end of five years if there has been no material breach under the supply agreement and all requirements have been met for such payment.

     The debt reduction strategy implemented by the Company in 2002 is being carried forward into 2003. In the first nine months of 2003, the Company reduced the outstanding balance of its Credit Facility by $25,000,000 and reduced the outstanding balance of its Loan Facility by $8,222,000. In addition, in the third quarter, the Company paid off certain capital lease obligations by paying approximately $4,703,000 in cash and by applying a $2,000,000 deposit that had been included in "Other Assets". These reductions were paid from operating cash flows and proceeds of approximately $9,900,000 from the sale of assets, primarily five of the Company's retail units and the Travel Center.

     The Company's loan facilities required the Company to reduce the outstanding principal balance of its Credit Facility by $15,000,000 from the proceeds of asset sales occurring between October 1, 2002 and June 30, 2003. With the sale of the Company's travel center, this requirement was met prior to June 30, 2003. No further reductions of the Credit Facility's outstanding principal balance from the proceeds of asset sales are required by the Company's loan facilities.

     On November 4, 2003, the Company completed the sale of an 8.47 acre tract of land in north Scottsdale that includes its corporate headquarters building. In connection with the sale, the Company has entered into a ten year leaseback agreement, which under certain circumstances can be extended for up to one year, with options for the Company to renew for two additional five year periods. The Company will record a deferred gain of approximately $1,000,000, which will be amortized over the initial lease period.

     The Company is marketing a number of its remaining units in the Phoenix market, and certain vacant land. The Company continues to monitor and evaluate its assets and may sell additional non-strategic or underperforming assets that it identifies. The Company can provide no assurance, however, that it will be able to complete the sales of the assets described above or any other asset sales.

     The Company currently intends to use the proceeds from the sale of the 8.47 acres described above, as well as proceeds from other potential sales of assets, and savings generated from other parts of the Company's debt reduction initiative, for the possible further reduction of long-term debt and/or other business opportunities.

     In prior years, the Company initiated two capital projects relating to its Four Corners refinery operations, and capitalized costs associated with these projects of approximately $3,000,000. In the third quarter of 2003, Company management completed an ongoing evaluation of these projects and wrote off $901,000 of capitalized costs relating to one project after determining that it was no longer viable. The Company determined that the other project was potentially still viable and will continue to monitor it.

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

Capital Structure
-----------------

     At September 30, 2003 and December 31, 2002, the Company's long-term debt was 72.3% and 75.8% of total capital, respectively, and the Company's net debt (long-term debt less cash and cash equivalents) to total capitalization percentages were 71.3% and 75.3%, respectively.

     At September 30, 2003, the Company had long-term debt of $358,840,000, net of current portion of $9,802,000, including $150,000,000 of 9% Senior Subordinated Notes due 2007 (the "9% Notes") and $200,000,000 of 11% Senior Subordinated Notes due 2012 (the "11% Notes"), collectively, (the "Notes"). See Note 11 to the Company's Consolidated Financial Statements included in Part I, Item 1 for a description of these obligations.

     The indentures supporting the Notes and the Company's Credit Facility and Loan Facility contain certain restrictive covenants, and other terms and conditions that if not maintained, if violated, or if certain conditions are met, could result in default, early redemption of the Notes, and affect the Company's ability to borrow funds, make certain payments, or engage in certain activities. A default under any of the Notes, the Credit Facility or the Loan Facility, if not waived, could cause such debt and, by reason of cross-default provisions, the Company's other debt to become immediately due and payable. There is no assurance that any requested waivers would be granted. If the Company is unable to repay amounts owed under the Credit Facility and the Loan Facility, the lenders under the Credit Facility and Loan Facility could proceed against the collateral granted to them to secure that debt. If those lenders accelerate the payment of the Credit Facility and Loan Facility, the Company cannot provide assurance that its assets would be sufficient to pay that debt and other debt or that it would be able to refinance such debt or borrow more money on terms acceptable to it, if at all. The Company's ability to comply with the covenants, and other terms and conditions, of the indentures for the Notes, the Credit Facility and the Loan Facility may be affected by many events beyond the Company's control, and the Company cannot provide assurance that its operating results will be sufficient to comply with the covenants, terms and conditions.

     The Company's Board of Directors (the "Board") suspended the payment of cash dividends on common stock in the fourth quarter of 1998. The Company is currently able to pay dividends under the terms of the indentures for the Notes, but has no plans to do so. The payment of future dividends is subject to the results of the Company's operations, declaration by the Board, and compliance with certain debt covenants.

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

     In the first half of 2003, the Company entered into various crude oil and gasoline futures contracts in order to economically hedge crude oil and other inventories and purchases for the Yorktown refinery operations. There were no such transactions in the third quarter of 2003. For the nine months ended September 30, 2003, the Company recognized losses on these contracts of approximately $1,594,000 in cost of products sold. These transactions did not qualify for hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and accordingly were marked to market each month. There were no open crude oil futures contracts or other commodity derivative contracts at September 30, 2003.

     The Company's Credit Facility is floating-rate debt tied to various short-term indices. As a result, the Company's annual interest costs associated with this debt may fluctuate. At September 30, 2003, there were no direct borrowings outstanding under this facility.

     The Company's Loan Facility is floating-rate debt tied to various short-term indices. As a result, the Company's annual interest costs associated with this debt may fluctuate. At September 30, 2003, there was $24,000,000 outstanding under this facility. The potential increase in annual interest expense from a hypothetical 10% adverse change in interest rates on these borrowings at September 30, 2003, would be approximately $27,000.

     The Company's operations are subject to normal hazards of operations, including fire, explosion and weather-related perils. The Company maintains various insurance coverages, including business interruption insurance, subject to certain deductibles. The Company, however, is not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable or premium costs, in the Company's judgment, do not justify the expenditures. Any such event that causes a loss for which the Company is not fully insured could have a material and adverse effect on the Company's business, financial condition and operating results.

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

     Applicable laws and regulations govern the investigation and remediation of contamination at the Company's current and former properties, as well as at third-party sites to which the Company sent wastes for disposal. The Company may be held liable for contamination existing at current or former properties, notwithstanding that a prior operator of the site, or other third party, caused the contamination. The Company may also be held responsible for costs associated with contamination clean up at third-party disposal sites, notwithstanding that the original disposal activities were in accordance with all applicable regulatory requirements at such time. The Company is currently engaged in a number of such remediation projects.

     Future expenditures related to compliance with environmental, health and safety laws and regulations, the investigation and remediation of contamination, and the defense or settlement of governmental or private party claims and lawsuits cannot be reasonably quantified in many circumstances for various reasons. These reasons include the speculative nature of remediation and clean up cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, various defenses that may be available to the Company, and changing environmental, health and safety laws, regulations, and their respective interpretations. The Company cannot provide assurance that compliance with such laws or regulations, such investigations or cleanups, or such enforcement proceedings or private-party claims will not have a material adverse effect on the Company's business, financial condition or results of operations.

     Rules and regulations implementing federal, state and local laws relating to the environment, health, and safety will continue to affect the operations of the Company. The Company cannot predict what new environmental, health, or safety legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or enforced with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could have an adverse effect on the financial position and the results of operations of the Company and could require substantial expenditures by the Company for, among other things: (i) the installation and operation of refinery equipment, pollution control systems and other equipment not currently possessed by the Company; (ii) the acquisition or modification of permits applicable to Company activities; and (iii) the initiation or modification of clean up activities.

     Significant developments occurred since the second quarter of 2003 in connection with the 2001 air quality inspections at the Company's Ciniza and Bloomfield refineries that were previously discussed in: (i) the Company's Annual Report on Form 10-K for the year ended December 31, 2002, under the heading "Regulatory, Environmental and Other Matters", the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", or Note 18 to the Company's Consolidated Financial Statements; or (ii) in the Company's Quarterly Reports on Form 10-Q for the first and second quarters of 2003 under the heading "Environmental, Health and Safety", the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" or the Commitments and Contingencies Note to the Company's Consolidated Financial Statements. For a discussion of matters related to these inspections, see Note 12 to the Company's Condensed Consolidated Financial Statements included in Part I,
Item 1.

     As of September 30, 2003, the Company had environmental liability accruals of approximately $7,864,000. A further discussion of these accruals is found in Note 12 to the Company's Consolidated Financial Statements included in Part I, Item 1.

OTHER
-----

     In September 2003, the Board approved the election of Donald M. Wilkinson to the Board. In addition to serving on the Board, Mr. Wilkinson also serves as a member of the Audit Committee. Since 1984, Mr. Wilkinson has been the Chairman and Chief Investment Officer of Wilkinson O'Grady & Co., Inc., a global asset management firm located in New York city that he co-founded in 1972. Mr. Wilkinson also is a member of the Board of Visitors of the Virginia Military Institute and is Chairman of the Board of Trustees for the Darden School of Business Management at the University of Virginia.

     Developments have occurred since the second quarter of 2003 in connection with James E. Acridge, the Company's former President and Chief Financial Officer. Mr. Acridge was terminated as the Company's President and Chief Executive Officer, and was replaced as the Company's Chairman, on March 29, 2002, although he remains on the Board of Directors. Matters relating to Mr. Acridge were previously discussed in: (i) the Company's Annual Report on Form 10-K for the year ended December 31, 2002, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Notes 7 and 18 to the Company's Consolidated Financial Statements; and (ii) in the Company's Quarterly Reports on Form 10-Q for the first and second quarter of 2003 under the Commitments and Contingencies Note to the Company's Consolidated Financial Statements.
For a discussion of matters related to Mr. Acridge, see Note 12 to the Company's Condensed Consolidated Financial Statements included in Part I,
Item 1 hereof.

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

     As a result of the declining production of crude oil in the Four Corners area, the Company has not been able to cost-effectively obtain sufficient amounts of crude oil to operate the Company's Four Corners refineries at full capacity. The Company's refinery crude oil utilization rate for its Four Corners refineries was approximately 72% for 2002 and was approximately 67% for the first nine months of 2003. The Company's current projections of Four Corners crude oil production indicate that the Company's crude oil demand will exceed the crude oil supply that is available from local sources for the foreseeable future. The Company expects to operate the Ciniza and Bloomfield refineries at lower levels than would otherwise be scheduled as a result of shortfalls in Four Corners crude oil production. The Company is assessing other long-term options to address the continuing decline in Four Corners crude oil production. None of these options, however, may prove to be economically viable. The Company cannot provide assurance that the Four Corners crude oil supply for the Ciniza and Bloomfield refineries will continue to be available at all or on acceptable terms. Any significant, long-term interruption or decline in the supply of crude oil or other feedstocks for the Company's Four Corners refineries, either by reduced production or significant long-term interruption of transportation systems, would have an adverse effect on the Company's Four Corners refinery operations and on the Company's overall operations. In addition, the Company's future results of operations are primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. Because large portions of the refineries' costs are fixed, a decline in refinery utilization due to a decrease in feedstock availability or any other reason could significantly affect the Company's profitability. The Company may increase its production runs in the future if additional crude oil or refinery feedstocks become available depending on demand for finished products and refinery margins attainable.

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

     - the risk that current conditions in the various segments of the Company's business will not continue, including conditions relating to refinery fundamentals, fuel and merchandise margins in the Company's retail areas, and Phoenix Fuel wholesale and cardlock volumes and margins;

     - general economic factors affecting the Company's operations, markets, products, services and prices;

     - unexpected environmental remediation costs;

     - the risk that the Company will not be able to resolve the alleged air quality violations and associated penalties for its Ciniza and Bloomfield refineries on satisfactory terms;

     - other risks described elsewhere in this report or described from time to time in the Company's filings with the Securities and Exchange Commission.

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

                                PART II

                           OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is a party to ordinary routine litigation incidental to its business. The Company also incorporates by reference the information regarding contingencies in Note 12 to the Consolidated Financial Statements set forth in Part I, Item 1, and the discussion of certain contingencies contained in Part I, Item 2, under the heading "Liquidity and Capital Resources - Environmental, Health and Safety."

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

(b) Reports on Form 8-K: The Company filed the following reports on Form 8-K during the quarter for which this report is being filed and subsequently:

     (i) On August 12, 2003, the Company filed a Form 8-K dated August 12, 2003, containing a press release detailing the Company's earnings for the second quarter of 2003.

     (ii) On November 10, 2003, the Company filed a Form 8-K dated November 10, 2003, containing a press release detailing the Company's earnings for the third quarter of 2003.

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 2003 to be signed on its behalf by the undersigned thereunto duly authorized.

                         GIANT INDUSTRIES, INC.


                         /s/ MARK B. COX
                         ---------------------------------------------
                         Mark B. Cox, Vice President, Treasurer, Chief Financial Officer and Assistant Secretary, on behalf of the Registrant and as the Registrant's Principal Financial Officer

Date: November 12, 2003
10