Form 10-K
period 2003-12-31
GIANT INDUSTRIES INC
filed 2004-03-15
CIK 856465

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

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

     As of June 30, 2003, 8,785,555 shares of the registrant’s Common Stock, $.01 par value, were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $51,682,000 based on the New York Stock Exchange closing price on June 30, 2003.

     As of February 27, 2004, 8,861,601 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.

PART I
Items 1. and 2. Business and Properties.
General
Refining Group
Retail Group
Phoenix Fuel
Refining Group
Retail Group
Phoenix Fuel
Employees
Other Matters
Regulatory, Environmental and Other Matters
Motor Fuel Programs
MTBE Litigation
Alleged Regulatory Violations
Discharges, Releases and Cleanup Activities
Health and Safety
Changes in Environmental, Health and Safety Laws
Rights-Of-Way
Jet Fuel Claims
Yorktown Power Outage Claim
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Executive Officers of the Registrant
PART II
Item 5. Market For the Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data.
FINANCIAL AND OPERATING HIGHLIGHTS
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview
Critical Accounting Policies
Contingencies, Including Environmental Remediation and Litigation Liabilities
Impairment of Long-Lived Assets
Asset Retirement Obligations
Pension and Post-Retirement Plans
Results of Operations
Comparison of the Years Ended December 31, 2003 and December 31, 2002
Discontinued Operations
Outlook
Comparison of the Years Ended December 31, 2002 and December 31, 2001
Discontinued Operations
Liquidity and Capital Resources
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITORS’ REPORT
GIANT INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
GIANT INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
GIANT INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
GIANT INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
GIANT INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 -- Organization and Significant Accounting Policies:
Note 2 -- Stock-Based Employee Compensation:
Note 3 -- Business Segments:
Refining Group
Retail Group
Phoenix Fuel
Note 4 -- Asset Retirement Obligations:
Note 5 -- Goodwill and Other Intangible Assets:
Note 6 -- Acquisitions:
Note 7 -- Discontinued Operations, Asset Disposals, and Assets Held For Sale:
Note 8 -- Earnings Per Share:
Note 9 -- Related Party Transactions:
Note 10 -- Inventories:
Note 11 -- Property, Plant and Equipment:
Note 12 -- Accrued Expenses:
Note 13 -- Long-Term Debt:
Note 14 -- Financial Instruments and Hedging Activity:
Note 15 -- Income Taxes:
Note 16 -- 401(k) Plans:
Note 17 -- Pension and Post-Retirement Benefits:
Weighted Average Plan Assumptions
Plan Assets
Assumed Health Care Cost Trend Rates
Note 18 -- Stock Incentive Plans:
Note 19 -- Interest, Operating Leases and Rent Expense:
Note 20 -- Commitments and Contingencies:
Environmental and Litigation Accruals
Yorktown Environmental Liabilities
Yorktown Consent Decree
Yorktown 1991 Order
Claims for Reimbursement from BP
Farmington Refinery Matters
Lee Acres Landfill
Bloomfield Refinery Environmental Obligations
Bloomfield Tank Farm (Old Terminal)
Notices of Violation at Four Corners Refineries
Jet Fuel Claim
MTBE Litigation
Yorktown Power Outage Claim
Former CEO Matters
Note 21 -- Quarterly Financial Information (Unaudited)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEPENDENT AUDITORS’ REPORT
SCHEDULE II
GIANT INDUSTRIES, INC. AND SUBSIDIARIES Valuation and Qualifying Accounts Three Years Ended December 31, 2003
ANNUAL REPORT ON FORM 10-K Year Ended December 31, 2003
INDEX TO EXHIBITS
Exhibit 4.3
Exhibit 4.7
Exhibit 4.8
Exhibit 10.3
Exhibit 10.4
Exhibit 10.9
Exhibit 10.28
Exhibit 10.29
Exhibit 10.30
Exhibit 10.31
Exhibit 10.33
Exhibit 14.1
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I

Items 1. and 2.     Business and Properties.

General

      Giant Industries, Inc., through our subsidiary Giant Industries Arizona, Inc. and its subsidiaries, refines and sells petroleum products. We do this:

•	On the East Coast — primarily in Virginia, Maryland, and North Carolina, and

•	In the Southwest — primarily in New Mexico, Arizona, and Colorado, with a concentration in the Four Corners area where these states meet.

      In addition, our Phoenix Fuel Co., Inc. subsidiary distributes commercial wholesale petroleum products primarily in Arizona.

      We have three business units:

•	Our refining group,

•	Our retail group, and

•	Phoenix Fuel

Refining Group

      Our refining group operates our Ciniza and Bloomfield refineries in the Four Corners area of New Mexico and the Yorktown refinery in Virginia. It also operates a crude oil gathering pipeline system in New Mexico, two finished products distribution terminals, and a fleet of crude oil and finished product trucks. Our three refineries make various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. We also acquire finished products through exchange agreements and from various suppliers. We sell these products through our service stations, independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies. We purchase crude oil, other feedstocks and blending components from various suppliers.

Retail Group

      Our retail group operates service stations, which include convenience stores or kiosks. We also operated a travel center in New Mexico until June 19, 2003, when the travel center was sold. Our service stations sell various grades of gasoline, diesel fuel, general merchandise, including tobacco and alcoholic and nonalcoholic beverages, and food products to the general public. Our refining group or Phoenix Fuel supplies the gasoline and diesel fuel our retail group sells. We purchase general merchandise and food products from various suppliers. At December 31, 2003, we operated 127 service stations with convenience stores or kiosks.

Phoenix Fuel

      Phoenix Fuel distributes commercial wholesale petroleum products. It includes several lubricant and bulk petroleum distribution plants, an unmanned fleet fueling operation, a bulk lubricant terminal facility, and a fleet of finished product and lubricant delivery trucks. Phoenix Fuel purchases petroleum fuels and lubricants from suppliers and to a lesser extent from our refining group.

Refining Group

Our Yorktown Refinery

Refining

      Our Yorktown refinery is located on 570 acres of land known as Goodwin’s Neck, which lies along the York River in York County, Virginia. It has a crude oil throughput capacity of 61,900 barrels per day. The Yorktown refinery is situated adjacent to its own deep-water port on the York River, close to the Norfolk military complex and Hampton Roads shipyards.

      Our Yorktown refinery has a Solomon complexity rating of 11.0. The Solomon complexity rating is a relative measure of a refinery’s processing complexity based upon the number and complexity of process units utilized for refining crude oil into finished products. A refinery that has only crude oil distillation capability would have a Solomon complexity rating of 1.0. The most complex refineries have Solomon complexity ratings in excess of 16.0. Our Yorktown refinery can process a wide variety of crude oils into high-value finished products, including both conventional and reformulated gasoline, as well as low- and high-sulfur distillate, including heating oil, diesel fuel, and fuel oil.

      The refinery’s location on the York River, and its own deep-water port access, allows us to receive supply shipments from many different locations around the world and provides us the ability to transport finished products by barge, without dependence on area pipelines. This flexibility gives us the opportunity to purchase the most cost-effective crude oil available and to sell finished products in the most cost-effective markets.

      Below is operating and other data for our Yorktown refinery:

	Year Ended
	December 31,

	2003	2002(2)

Feedstock throughput(1):
Crude oil	51,600	53,300
Residual feedstocks and intermediates	6,100	4,000

Total	57,700	57,300

Crude oil throughput (as a % of total)	89%	93%
Rated crude oil capacity utilized	83%	86%
Refinery margin ($ per barrel)	$4.07	$2.32
Products(1):
Gasoline	30,200	30,400
Diesel fuel and No. 2 fuel oil	20,500	19,100
Other(3)	7,000	7,800

Total	57,700	57,300

High-value products (as a % of total):
Gasoline	52%	53%
Diesel fuel and No. 2 fuel oil	35%	33%

Total	87%	86%

(1)	Average barrels per day.

(2)	Since our acquisition of the refinery on May 14, 2002.

(3)	Other products include petroleum coke, converted to a fuel oil equivalent number of barrels.

Turnarounds

      The operating units at our refineries require regular maintenance, as well as major repair and upgrade shutdowns (known as “turnarounds”) during which they are not in operation. Turnaround cycles vary for different units.

      For turnaround purposes, we divide the operating units at our Yorktown refinery into three major groups. Each of these groups has a major turnaround every five years that lasts approximately three to four weeks. The groups are scheduled for a major turnaround in 2006, 2007, and 2008. In addition, some production units must be shut down approximately once a year, for 10 to 14 days at a time, for maintenance that is necessary to improve the efficiency of the unit. During these shutdowns, equipment inspections are made and maintenance is performed. Unscheduled maintenance shutdowns may also occur at the refinery from time to time.

Raw Material Supply

      Most of the feedstocks for our Yorktown refinery come from Canada, the North Sea, West Africa, and South America. The refinery can process a wide range of crude oils, including certain lower quality crude oils. The ability to process a wide range of crude oils allows our Yorktown refinery to vary crude oils in order to maximize margins. Lower quality crude oils can generally be purchased at a lower cost, compared to higher quality crude oils, and this can result in improved refinery margins for us. At times, the Yorktown refinery also may purchase some process unit feedstocks to supplement the feedstocks going into various process units, and blendstocks, to optimize refinery operations and blending operations.

Statoil Agreement

      We recently entered into a long-term crude oil supply agreement with Statoil Marketing and Trading (USA), Inc., pursuant to which Statoil agreed to supply us and we agreed to purchase acidic crude oil. We believe this arrangement will satisfy a significant portion of our Yorktown refinery’s crude oil needs. We began taking supplies of this crude oil at our Yorktown refinery in February 2004. Following various upgrades at the refinery, which are scheduled to take place in the third quarter of 2004, the deliveries will substantially increase. The term of this agreement expires when we have received the total volumes of crude oil committed to be provided by Statoil, which we believe will be in approximately five years. Either we or Statoil may terminate the agreement earlier, however, in certain circumstances, including:

•	An event of force majeure, such as an act of God, wars or terrorism, occurs and continues for more than 60 days, or

•	An event of default occurs and is not cured within the applicable cure period, if any. Events of default include, among others:

•	Failure of a party to make payments when due;

•	Failure of a party to perform its obligations;

•	Bankruptcy or change of control of a party; and

•	An event of default by us under our senior secured revolving credit agreement or our failure to make any payment in respect of indebtedness of more than $5 million when due.

Transportation

      Our Yorktown refinery’s strategic location on the York River and its own deep-water port access allow it to receive supply shipments from various regions of the world. Crude oil tankers deliver all of the crude oil supplied to our Yorktown refinery and most of the finished products sold by the refinery are shipped out by barge. As a result, we have greater flexibility to receive and move product than some of our competitors who rely on pipeline systems.

Marketing and Distribution

      The Yorktown Markets. The markets for our Yorktown refinery are grouped into tiers, which represent varying refining margin potential. Tier 1 areas generally have the highest refining margin potential and include the Yorktown region. Tier 2 markets include Salisbury and Baltimore, Maryland and Norfolk, Virginia. North and South Carolina are considered Tier 3 markets, and the New York Harbor area is designated Tier 4. We focus on selling products within Tiers 1, 2 and 3, unless favorable refining margin opportunities arise in the New York Harbor.

      To date, we have concentrated our sales of finished products in Tiers 1 and 2. Approximately 75% of this product is shipped out of the refinery by barge, with the remaining amount being shipped out by truck or rail. We primarily use third party trucks to deliver products to our Tier 1 customers. The CSX rail system, which runs through the refinery property, transports shipments of mixed butane and anode coke from the refinery to our customers.

      Dock System and Storage. Our refinery’s dock system is capable of handling 98,000-ton deadweight tankers and barges up to 100,000 barrels. We handle all crude oil receipts and the bulk of our finished product deliveries at the dock. The refinery includes approximately 1,900,000 barrels of crude tankage, including approximately 500,000 barrels of storage capacity in a tank leased from Virginia Power. We also own approximately 600,000 barrels of gasoline tank storage, 800,000 barrels of gasoline blend stock tank storage, and 300,000 barrels of distillate tank storage.

Refined Product Sales.

      Our refined products, including products we acquire from other sources, are sold through independent wholesalers and retailers, commercial accounts, and sales and exchanges with large oil companies. Refined products produced at the refinery were distributed as follows:

	2003	2002

Direct sales to wholesalers, retailers and commercial customers	81%	95%
Sales and exchanges with large oil companies	19%	5%

Our Ciniza and Bloomfield Refineries

Refining

      Our refining group operates the only active refineries in the Four Corners area. Our Ciniza refinery has a crude oil throughput capacity of 20,800 barrels per day and a total capacity including natural gas liquids of 26,000 barrels per day. It is located on 880 acres near Gallup, New Mexico. Our Bloomfield refinery has a crude oil throughput capacity of 16,000 barrels per day and a total throughput capacity including natural gas liquids of 16,600 barrels per day. It is located on 285 acres near Farmington, New Mexico. We operate the two refineries in an integrated fashion. We achieve efficiency gains and cost reductions by consolidating various administrative and operating functions.

      The Four Corners area is the primary market for the refined products and is also the primary source of crude oil and natural gas liquids supplies for both refineries.

      We believe the technical capabilities of these two refineries, together with the high quality of locally available feedstocks, enable us to produce a high percentage of high value products. Our Ciniza refinery has a Solomon complexity rating of 7.9. Our Bloomfield refinery has a Solomon complexity rating of 6.7. Each barrel of raw materials processed by our Four Corners refineries has resulted in 90% or more of high-value finished products, including gasoline and diesel fuel. The product slate of both refineries can include 100% unleaded gasoline and 100% low sulfur diesel fuel that satisfies current low sulfur standards.

      Below is operating and other data for our Four Corners refineries:

	Year Ended December 31,

	2003	2002	2001	2000	1999

Feedstock throughput:(1)
Crude oil	24,500	26,600	27,000	29,600	31,900
Natural gas liquids and oxygenates	6,100	5,900	6,200	5,800	6,500

Total	30,600	32,500	33,200	35,400	38,400

Crude oil throughput (as a % of total)	80%	82%	82%	84%	83%
Rated crude oil capacity utilized	67%	72%	73%	80%	87%
Refinery margin ($ per barrel)	$8.81	$6.84	$9.69	$7.63	$6.89
Products:(1)
Gasoline	20,900	21,400	21,400	22,500	23,800
Diesel fuel	6,900	8,100	8,600	9,600	10,700
Other	2,800	3,000	3,200	3,300	3,900

Total	30,600	32,500	33,200	35,400	38,400

High Value Products (as a % of total):
Gasoline	68%	66%	65%	64%	62%
Diesel fuel	23%	25%	26%	27%	28%

Total	91%	91%	91%	91%	90%

(1)	Average barrels per day.

Turnarounds

      In general, a major refinery turnaround is scheduled for each of our Four Corners refineries every four years. A typical major refinery turnaround takes approximately 30 days. Our Ciniza refinery is scheduled for a major turnaround in the second quarter of 2004. Our Bloomfield refinery had a major turnaround in the fourth quarter of 2001. In addition, one of the production units at each refinery must be shut down approximately one or two times a year, for approximately ten days at a time, for maintenance that is necessary to improve the efficiency of the unit. During these short shutdowns, equipment inspections are made and maintenance is performed. Unscheduled maintenance shutdowns may also occur at the refineries from time to time.

Raw Material Supply

      The primary feedstock for our Four Corners refineries is Four Corners Sweet, a locally produced, high quality crude oil. We supplement the crude oil used at our refineries with other feedstocks. These other feedstocks currently include locally produced natural gas liquids and condensate as well as other feedstocks produced outside of the Four Corners area. The most significant of these other feedstocks are the natural gas liquids, consisting of natural gasoline, normal butane and isobutane.

      Our Ciniza refinery is capable of processing approximately 6,000 barrels per day of natural gas liquids. An adequate supply of natural gas liquids is available for delivery to our Ciniza refinery primarily through a pipeline we own that connects the refinery to a natural gas liquids processing plant. We currently acquire the majority of our natural gas liquids feedstocks by a long-term agreement.

      In addition, the use of gasoline containing oxygenates has been government-mandated in some areas in which we sell gasoline. Oxygenates are oxygen-containing compounds that can be used as a supplement to reduce carbon monoxide emissions. We anticipate that we will be able to purchase sufficient quantities of oxygenates from suppliers at acceptable prices for the foreseeable future.

      We purchase crude oil from a number of sources, including major oil companies and independent producers, under arrangements that contain market-responsive pricing provisions. Many of these arrangements are subject to cancellation by either party or have terms of one year or less. In addition, these arrangements are subject to periodic renegotiation, which could result in our paying higher or lower relative prices for crude oil.

      Our Ciniza and Bloomfield refineries continue to be affected by reduced crude oil production in the Four Corners area. The Four Corners basin is a mature production area and as a result is subject to a natural decline in production over time. This natural decline is being offset to some extent by new drilling, field workovers, and secondary recovery projects, which have resulted in additional production from existing reserves.

      As a result of the declining production of crude oil in the Four Corners area in recent years, we have not been able to cost-effectively obtain sufficient amounts of crude oil to operate our Four Corners refineries at full capacity. Crude oil utilization rates for our Four Corners refineries have declined from 87% in 1999 to 67% in 2003. Our current projections of Four Corners crude oil production indicate that our crude oil demand will exceed the crude oil supply that is available from local sources for the foreseeable future and that our crude oil capacity utilization rates at our Four Corners refineries will continue to decline. If additional crude oil or other refinery feedstocks become available in the future, we may increase production runs at our Four Corners refineries depending on the demand for finished products and the refining margins attainable. To that end, we continue to assess short-term and long-term options to address the continuing decline in Four Corners crude oil production. The options being considered include:

•	evaluating potentially economic sources of crude oil produced outside the Four Corners area, including ways to reduce raw material transportation costs to our refineries,

•	evaluating ways to encourage further production in the Four Corners area,

•	changes in operation/configuration of equipment at one or both refineries to further the integration of the two refineries, and reduce fixed costs, and

•	with sufficient further decline in raw material supply, the temporary, partial or permanent discontinuance of operations at one or more refineries.

      None of these options, however, may prove to be economically viable. We cannot assure you that the Four Corners crude oil supply for our Ciniza and Bloomfield refineries will continue to be available at all or on acceptable terms for the long term. Because large portions of the refineries’ costs are fixed, any significant interruption or decline in the supply of crude oil or other feedstocks would have an adverse effect on our Four Corners refinery operations and on our overall operations.

Transportation

      Crude oil supply for our Four Corners refineries comes primarily from the Four Corners area and is either connected by pipelines, including pipelines we own, or delivered by our trucks to pipeline injection points or refinery tankage. Our pipeline system reaches into the Paradox and San Juan Basins, located in the Four Corners area, and connects with local common carrier pipelines. We currently own approximately 250 miles of pipeline for gathering and delivering crude oil to the refineries. Our Ciniza refinery receives natural gas liquids primarily through a 13-mile pipeline we own that is connected to a natural gas liquids processing plant.

Marketing and Distribution

      The Four Corners Market. We group the markets for our Four Corners refineries into two tiers, which represent varying refining margin potential. Tier 1 has the highest refining margin potential and is the Four Corners area. Tier 2 includes both the Albuquerque and Flagstaff areas, the largest markets in New Mexico, and Northern Arizona. The Tier 2 markets are primarily supplied from our Ciniza refinery.

The majority of our Four Corners gasoline and diesel fuel production is distributed in New Mexico and Arizona. Our fleet of approximately 45 trucks delivers products to some of our customers.

      Terminal Operations. We own a finished products terminal near Flagstaff, Arizona, with a daily capacity of 6,000 barrels per day. This terminal has approximately 65,000 barrels of finished product tankage and a truck loading rack with three loading spots. Product deliveries to this terminal are made by truck from our Four Corners refineries.

      We also own a finished products terminal in Albuquerque, New Mexico, with a daily capacity of 10,000 barrels per day. This terminal has approximately 170,000 barrels of finished product tankage and a truck loading rack with two loading spots. Product deliveries to this terminal are made by truck from our Ciniza refinery or by pipeline from El Paso, Texas.

Refined Product Sales.

      Our refined products, including products our refining group acquires from other sources, are sold through independent wholesalers and retailers, commercial accounts, our own retail units, and sales and exchanges with large oil companies. Refined products produced at the refineries were distributed as follows:

	2003	2002

Direct sales to wholesalers, retailers and commercial customers	55%	54%
Direct sales to our own retail units	26%	28%
Sales and exchanges with large oil companies	18%	16%
Other	1%	2%

      We sold our travel center in June 2003. In connection with this sale, we entered into a long-term supply arrangement with the purchaser.

Retail Group

      At December 31, 2003, we operated 127 service stations. These service stations are located in New Mexico, Arizona, and Colorado. This represents a decrease of eight units since December 31, 2002.

      On December 31, 2003, we had 50 units branded Conoco pursuant to a strategic branding/licensing agreement. In addition, 21 units were branded Giant, 49 units were branded Mustang, 5 units were branded Thriftway, and 1 each were branded Gasman and Diamond Shamrock.

      Many of our service stations are modern, high-volume self-service stations. Our service stations are augmented with convenience stores at most locations, which provide items such as general merchandise, tobacco products, alcoholic and nonalcoholic beverages, fast food, health and beauty aids, and automotive products. In addition, most locations offer services such as automated teller machines and free air and water. These stores offer a mix of our own branded food service/delicatessen items and some of the stores offer nationally franchised products. Service stations with kiosks offer limited merchandise, primarily tobacco products, but also candy and other snacks and some automotive products.

      Until June 19, 2003, when it was sold, we also owned and operated a travel center adjacent to our Ciniza refinery near Gallup, New Mexico. The travel center provided a direct market for a portion of the Ciniza refinery’s production. In connection with the sale, the refinery group entered into a long-term product supply agreement with the purchaser.

      Below is data with respect to our retail operations:

	Year Ended December 31,

	2003	2002	2001	2000	1999

Retail Group
Service Stations(1)
Fuel gallons sold (in thousands)	156,581	168,956	187,152	208,125	211,873
Product margin ($/gallon)	$0.197	$0.154	$0.170	$0.168	$0.179
Merchandise sold ($ in thousands)	$130,336	$135,767	$138,403	$131,825	$111,603
Merchandise margin	29%	27%	28%	28%	28%
Number of outlets at year end	127	135	150	179	172
Travel Center(2)
Fuel gallons sold (in thousands)	10,227	24,906	24,964	26,698	27,991
Product margin ($/gallon)	$0.071	$0.094	$0.103	$0.104	$0.111
Merchandise sold ($ in thousands)	$2,703	$6,103	$6,128	$6,719	$7,291
Merchandise margin	42%	44%	44%	46%	45%
Number of outlets at year end	—	1	1	1	1

(1)	Includes continuing and discontinued operations.

(2)	2003 figures are from January 1 to June 19.

Phoenix Fuel

      Phoenix Fuel is a commercial wholesale petroleum products distributor selling diesel fuel, gasoline, jet fuel, kerosene, motor oil, hydraulic oil, gear oil, cutting oil, grease and various chemicals and solvents. As part of these operations, we have lubricant and bulk petroleum distribution plants, unmanned fleet fueling locations, a bulk lubricant terminal facility, and a fleet of finished product transports, finished product tankwagons and lubricant delivery trucks. These operations are located throughout Arizona, and we sell products primarily in Arizona and also in Nevada, New Mexico and Texas. We also offer our customers a variety of related services, including fuel management systems, tank level monitoring, and automated dispatch. We sell under the trade names Phoenix Fuel, Firebird Fuel, Tucson Fuel, Mesa Fuel, and PFC Lubricants. Our principal customers are in the mining, construction, utility, manufacturing, aviation and agriculture industries. We purchase petroleum products for resale from other refiners and marketers and to a lesser extent from our refining group.

      Below is data with respect to our Phoenix Fuel operations:

	Year Ended December 31,

	2003	2002	2001	2000	1999

Phoenix Fuel
Fuel gallons sold (in thousands)(1)	429,198	376,711	394,158	424,290	351,949
Product margin ($/gallon)(2)	$0.053	$0.054	$0.050	$0.052	$0.064
Lubricant sales ($ in thousands)	$24,475	$21,544	$22,347	$24,210	$22,067
Lubricant margin	15%	17%	17%	16%	15%

(1)	Includes fuel gallons supplied to our retail group and refining group at no margin.

(2)	Calculated as fuel revenues, including delivery charges billed to the customer, less cost of fuel products sold, divided by fuel gallons sold.

Employees

      On February 29, 2004, we employed the following number of employees in each area of our business:

	Full-Time	Part-Time	Total

Refining group	618	1	619
Retail group	1,289	116	1,405
Phoenix Fuel	213	1	214
Corporate staff operations	88	—	88

	2,208	118	2,326

      The Paper, Allied — Industrial, Chemical and Energy Workers International Union Local 2-10 represents the hourly workforce at our Yorktown refinery. The current agreement with the union expires in 2006. At February 29, 2004 there were 124 employees represented by this union. In January 2004, the Paper, Allied — Industrial, Chemical and Energy Workers International Union attempted to organize the employees at our Ciniza refinery and an election was scheduled. The union withdrew from the election before it took place.

Other Matters

Competitive Conditions

      We operate in a highly competitive industry. Many of our competitors are large, integrated oil companies which, because of their more diverse operations, stronger capitalization and better brand name recognition, are better able to withstand volatile industry conditions than we are, including shortages or excesses of crude oil or refined products, or intense price competition. The refineries operated by our competitors are typically larger and more efficient than our refineries. As a result, these refineries may have lower per barrel processing costs. Furthermore, mergers between large integrated oil companies, and upgrades to competitors’ refineries have, and in the future may, result in increased competition for our refineries.

      The principal competitive factors affecting our refining operations are:

•	the quality, quantity and delivered costs of crude oil, natural gas liquids and other refinery feedstocks,

•	refinery processing efficiencies,

•	refined product mix,

•	refined product selling prices,

•	refinery processing costs per barrel,

•	the cost of delivering refined products to markets, and

•	the ability of competitors to deliver refined products into our market areas by pipeline or other means.

      The principal competitive factors affecting our retail marketing business are:

•	the level of customer service provided,

•	the location of our service stations,

•	product selling prices,

•	product availability and cost, including prices being offered for refined products by major oil companies to our competitors in certain markets,

•	the appearance and cleanliness of our service stations,

•	brand acceptance, and

•	the development of gasoline retail operations by non-traditional marketers, such as supermarkets and club membership warehouses.

      The principal competitive factors affecting Phoenix Fuel are:

•	the level of customer service provided,

•	product selling prices,

•	product availability and cost, including prices being offered for refined products by major oil companies to our competitors in certain markets, and

•	business integration of new technology.

Competitors in the Yorktown Refinery’s Market

      We compete with major and larger integrated oil companies as well as independent refiners. Including our Yorktown refinery, there are approximately 11 refineries supplying products into our markets. In addition, we compete with refineries in the Gulf Coast via the Colonial Pipeline, which runs from the Gulf Coast area to New Jersey. We also compete with offshore refiners that deliver product by water transport.

Competitors in the Four Corners Refineries’ Market

      We compete with major and larger integrated oil companies and with independent refiners that have refineries located outside the Four Corners area. Refined products can be shipped to Albuquerque, New Mexico and the Four Corners area through three pipelines originating in El Paso, Texas; Amarillo, Texas; and southeastern New Mexico.

      We have been informed that the potential conversion and extension of the existing Texas-New Mexico crude oil pipeline to transport refined products from West Texas to New Mexico, including Albuquerque and potentially Bloomfield, has been terminated. We also have been informed, however, that the Longhorn Pipeline project that runs from Houston, Texas to El Paso, Texas and connects the Chevron pipeline to the Albuquerque area and to the Kinder-Morgan pipeline to the Phoenix and Tucson, Arizona markets has a planned starting date of June 2004. In view of past postponements of previously announced start-up dates, we do not know if the Longhorn Pipeline will begin operation in June 2004 or at all. In addition, there are proposals that may eventually increase the volume of product that can be transported by pipeline from El Paso to the Phoenix and Tucson markets. The completion of some or all of these projects, including the Longhorn Pipeline, would result in increased competition by increasing the amount of refined products potentially available in these markets, as well as improving competitor access to these areas. It also could result in new opportunities for us, as we are a net purchaser of refined products in some of these areas.

Regulatory, Environmental and Other Matters

Operations

      Our operations are subject to a variety of federal, state and local environmental laws. These laws apply to, among other things:

•	the discharge of pollutants into the soil, air and water,

•	product specifications,

•	the generation, treatment, storage, transportation and disposal of solid and hazardous wastes, and

•	employee health and safety.

      We believe that all of our business units are operating in substantial compliance with current environmental, health and safety laws. Despite our efforts, actual or potential claims and lawsuits involving alleged violations of law have been asserted against us from time to time and, despite our efforts to comply with applicable laws, may be asserted in the future.

Motor Fuel Programs

      Various federal and state programs relating to the composition of motor fuels apply to our operations. We believe that these environmental programs will have the most significant impact on our operations, except for matters relating to alleged regulatory violations and cleanup activities. Significant programs affecting the composition of our motor fuels are described below. It is possible that additional laws affecting motor fuel specifications may be adopted that would impact geographic areas in which we sell our products.

      Low Sulfur Fuels. Rules issued by the federal Environmental Protection Agency (“EPA”) require refiners to reduce the sulfur content in gasoline and diesel fuels. Refiners must begin producing gasoline that satisfies low sulfur gasoline standards in 2004, with most refiners required to be in full compliance for all production in 2006. Most refiners also must begin producing highway diesel fuel that satisfies low sulfur diesel standards by June 2006. All refiners and importers must be in full compliance with the new standards by 2010 without exception.

      Yorktown Compliance Extension. We applied for temporary relief from the low sulfur gasoline standards at the Yorktown refinery. In March 2003, EPA approved our application and issued a compliance plan. This compliance plan allowed us to postpone in excess of $25,000,000 of capital expenditures for up to three years from the date we would otherwise have begun these expenditures. We must be in full compliance with the gasoline and diesel sulfur standards by January 1, 2008. The compliance plan requires us to provide EPA with an annual report on our adherence to the compliance plan and on our progress in meeting the low sulfur standards. If we fail to comply with the conditions set by EPA, the compliance plan could be modified or revoked. Further, EPA reserved the right to modify or revoke the compliance plan for other reasons. EPA must, however, provide us with reasonable notice of any anticipated changes in the compliance plan and reasonable lead time to implement any modifications due to changes in the compliance plan. Modifications to or revocation of the compliance plan could increase the quantity of high-sulfur products, including product components, that do not meet the new standards. This would likely reduce our refining earnings.

      We anticipate that the cost of purchasing and installing the equipment necessary to produce low sulfur gasoline and diesel fuel at the Yorktown refinery will be between $60,000,000 and $70,000,000 depending on the methods selected to reduce the sulfur content and the volume of low sulfur fuel to be produced at the facility. We also anticipate that the majority of these expenditures will occur primarily from 2005 through 2007.

      Four Corners Compliance. With respect to the Ciniza and Bloomfield refineries, we believe that we qualify under existing regulations for an extension of the low sulfur gasoline standards until 2007, the date when the annual average sulfur content of our Four Corners gasoline must begin to be reduced. Full compliance is, however, required in 2008. We anticipate that we will spend between $15,000,000 and $20,000,000 to comply with the low sulfur gasoline and low sulfur diesel rules. We also anticipate that the majority of these expenditures will occur primarily in 2005 and 2006.

      There are a number of factors that could affect our cost of compliance with the low sulfur standards. For example, because these regulations affect the entire industry, engineering and construction companies will be busy and may charge a premium for their services.

      Reformulated Gasoline. Federal law requires the sale of specially formulated gasoline in designated areas of the country, including some market areas serviced by the Yorktown refinery. The Yorktown refinery manufactures gasoline that satisfies the requirements of its markets. Motor fuels produced by our Four Corners refineries are not sold in any areas where the applicable law requires specially formulated gasoline. Arizona, however, has adopted a cleaner burning gasoline program that is applicable to gasolines sold or used in Maricopa County, Arizona, which includes the Phoenix metropolitan area. We do not presently manufacture gasolines that satisfy the Maricopa County, Arizona specifications, but we do produce gasolines that meet the specifications applicable to other areas of Arizona. We are able to purchase or exchange for cleaner burning gasolines to supply our needs in the Maricopa County area.

      MTBE. Methyl tertiary butyl ether (“MTBE”) is a gasoline blending component used by many refiners in producing specially formulated gasoline. MTBE has been phased out, or is in the process of being phased out, in some areas where we market our products. We currently do not anticipate any significant impact on our operations due to the phase out of MTBE in these areas.

      Oxygenates. As previously discussed under the heading “Refining Group”, the use of gasoline containing oxygenates has been government-mandated in some areas in which we sell motor vehicle fuel. We anticipate that we will be able to purchase sufficient quantities of oxygenates at acceptable prices for the foreseeable future.

MTBE Litigation

      Lawsuits have been filed in over 20 states alleging that MTBE has contaminated water wells. We are aware of three MTBE lawsuits filed in the fourth quarter of 2003 in Virginia state courts in Patrick, Buchanan, and Greensville Counties. We are a named defendant in each suit, but the plaintiffs have not served us with notice. The suits allege MTBE contamination of water wells owned and operated by the plaintiffs. For a further discussion of this matter, see Note 20 to our Consolidated Financial Statements in Item 8, captioned “Commitments and Contingencies.”

Alleged Regulatory Violations

      Governmental authorities issue notices of violations, compliance orders, and similar notices that allege, among other things, violations of environmental requirements. They also may assess fines for the alleged violations. We have received a draft compliance order for our Ciniza refinery and a compliance order for our Bloomfield refinery from the New Mexico Environment Department alleging violations of air quality regulations. We also have assumed environmental obligations under a preexisting consent decree with EPA at our Yorktown refinery. The consent decree includes provisions for penalties if EPA alleges violations of these obligations. For a discussion of these matters as well as other outstanding orders, see Note 20 to our Consolidated Financial Statements in Item 8, captioned “Commitments and Contingencies.”

      We have received other allegations of regulatory violations from governmental authorities from time to time. We have responded or intend to respond in a timely manner to all such matters. Despite our ongoing efforts to comply with environmental laws, we may receive allegations of regulatory violations from governmental authorities in the future.

Discharges, Releases and Cleanup Activities

      By their very nature, our operations are inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances. These events may give rise to liability for us. Accidental discharges of contaminants have occurred from time to time during the normal course of our operations. We have undertaken, intend to undertake, or have completed all investigative or remedial work thus far required by governmental agencies to address potential contamination by us. For a discussion of significant cleanup activities in which we are involved, see Note 20 to our Consolidated Financial Statements in Item 8, captioned “Commitments and Contingencies.”

      We are incurring, and anticipate that we will continue to incur from time to time, remedial costs in connection with current and former gasoline service stations operated by us. Our experience has been that these costs generally do not exceed $100,000 per incident, and some of these costs may be reimbursed from state environmental funds.

      Although we have invested substantial resources to prevent and minimize future accidental discharges and to remedy contamination resulting from prior discharges, any of the following may occur in the future:

•	new accidental discharges,

•	we will fail to adequately remedy past discharges,

•	governmental agencies may impose fines for past or future contamination,

•	we may not receive anticipated levels of reimbursement from third parties, or

•	third parties may assert claims against us for damages allegedly arising out of past or future contamination.

Health and Safety

      Our operations also are subject to a variety of federal, state, and local laws relating to occupational health and safety. We have ongoing safety and training programs to assist us in complying with health and safety requirements. Our goal is to achieve compliance and to protect our employees and the public. Despite our efforts to comply with health and safety requirements, there can be no assurance that governmental authorities will not allege in the future that violations of law have occurred.

Changes in Environmental, Health and Safety Laws

      We cannot predict what new environmental, health and safety laws will be enacted or become effective in the future. We also cannot predict how existing or future laws will be administered or interpreted with respect to products or activities to which they have not been previously applied. In addition, environmental, health and safety laws are becoming increasingly stringent. Compliance with more stringent laws, as well as more vigorous enforcement by regulatory agencies, could have an adverse effect on our financial position and the results of our operations and could require substantial expenditures by us for, among other things:

•	the installation and operation of refinery equipment, pollution control systems and equipment we currently do not possess,

•	the acquisition or modification of permits applicable to our activities, and

•	the initiation or modification of cleanup activities.

Rights-Of-Way

      In connection with our crude oil pipeline gathering system, we have obtained various rights-of-way from various third parties. Irregularities in title may exist with respect to a limited number of these rights-of-way. We have, however, continued our use of the entirety of our pipeline gathering system. As of this date, no claim stemming from any right-of-way matter has been brought against us. We do not believe that any right-of-way matters or irregularities in title will adversely affect our use or enjoyment of the pipeline gathering system.

      Certain rights-of-way for our crude oil pipeline system must be renewed periodically. A portion of the system, consisting of eight miles or approximately 3% of the entire system, must be renewed in 2006. We expect that substantial lead time will be required to negotiate and complete renewal of these rights-of-way. Additional rights-of-way for pipeline sections consisting of 174 miles or about 70% of the system must be renewed in 2009, and initial discussions for renewal are expected to begin in 2007.

Jet Fuel Claims

      In February 2003, we filed a complaint against the United States in the United States Court of Federal Claims in connection with military jet fuel that we sold to the Defense Energy Support Center from 1983 through 1994. We asserted that the federal government underpaid us for jet fuel by approximately $17,000,000. For a discussion of this matter, see Note 20 to our Consolidated Financial Statements in Item 8, captioned “Commitments and Contingencies.”

Yorktown Power Outage Claim

      On April 28, 2003, a breaker failure disrupted operations at the electric generation plant that supplies our Yorktown refinery with power. As a result of the failure, the refinery suffered a complete loss of power and shut down all processing units. We incurred costs of approximately $1,254,000 as a result of the loss of power. Reduced production also resulted in a loss of earnings. We are pursuing reimbursement from the power station owner. For a further discussion of this matter, see Note 20 to our Consolidated Financial Statements in Item 8, captioned “Commitments and Contingencies.”

Item 3.	Legal Proceedings.

      We are a party to ordinary routine litigation incidental to our business. We also incorporate by reference the discussion of legal proceedings contained in Items 1 and 2 under the headings “Regulatory, Environmental and Other Matters”, the discussions contained in Item 7, and the information regarding certain related party transactions in Note 9 and commitments and contingencies in Note 20 to the Company’s Consolidated Financial Statements in Item 8.

Item 4.	Submission of Matters to a Vote of Security Holders.

      Not applicable.

Executive Officers of the Registrant

      Our executive officers as of March 1, 2004 are listed below:

Name	Age	Position	Executive Officer Since

Fred L. Holliger	56	Chairman of the Board and Chief Executive Officer	October 1989
Morgan Gust	56	President	August 1990
C. Leroy Crow	53	Executive Vice President of our Refining Group Strategic Business Unit	February 2000
Jack W. Keller	59	President of Phoenix Fuel Strategic Business Unit	February 1999
Robert C. Sprouse	47	Executive Vice President of our Retail Group Strategic Business Unit	April 2003
S. Leland Gould	47	Executive Vice President, Governmental Affairs and Real Estate	March 2002
Kim H. Bullerdick	50	Vice President, General Counsel, and Secretary	February 1999
Mark B. Cox	45	Vice President, Treasurer, Chief Financial Officer, and Assistant Secretary	February 1999
Roger D. Sandeen	58	Vice President, Chief Accounting Officer, and Assistant Secretary	July 2003

      Fred L. Holliger has served as one of our directors since we went public in October 1989 and as our chairman of the board and chief executive officer since March 29, 2002. From October 1989 to March 29, 2002, Mr. Holliger was our executive vice president and chief operating officer. Mr. Holliger joined us as senior vice president, and president of our refining division, in February 1989.

      Morgan Gust has served as our president since March 29, 2002. From February 1999 to March 29, 2002, Mr. Gust served as our executive vice president. Mr. Gust joined the company in August 1990, and over the years served in various senior management positions for us, including vice president, vice president administration, general counsel, and corporate secretary.

      C. Leroy Crow has served as executive vice president of our refining group strategic business unit since March 2000. From February 1999 to February 2000, Mr. Crow served as our senior vice president, refinery operations and raw material supply. Mr. Crow joined us in June 1997 when we acquired Phoenix Fuel, and since then has served in various senior management positions for us, including senior vice president, operations division and vice president of operations.

      Jack W. Keller has served as the president of our Phoenix Fuel strategic business unit since its formation in February 1999. He also has served as the president of Phoenix Fuel since we acquired it in June 1997 and as chief operating officer of Phoenix Fuel since May 1998.

      Robert C. Sprouse has served as executive vice president of our retail group strategic business unit since April 2003. From January 2000 to April 2003, Mr. Sprouse served as our director of retail operations. From 1996 to January 2000, Mr. Sprouse held several management positions with Strasburger Enterprises, Inc., a retail management consulting company.

      S. Leland Gould has served as our executive vice president, governmental affairs and real estate since June 2002. From March 2002 to June 2002, Mr. Gould served as our executive vice president of retail operations. Mr. Gould joined us in August 2000 as vice president, strategic business development. Prior to August 2000, Mr. Gould was vice president and national sales manager for Wolf Camera, a photo retail store chain with 800 stores nationwide.

      Kim H. Bullerdick has served as our vice president and corporate secretary since December 1998 and our general counsel since May 2000. From December 1998 to May 2000, Mr. Bullerdick was our legal department director.

      Mark B. Cox has served as our vice president, treasurer, financial officer and assistant secretary since December 1998. On March 29, 2002, Mr. Cox was named chief financial officer.

      Roger D. Sandeen has served as our vice president, chief accounting officer and assistant secretary since July 2003. In January 2004, Mr. Sandeen was also named as our chief information officer. From January 2002 to July 2003, Mr. Sandeen was senior vice president and chief financial officer for Venerable Group, a privately-owned company involved in the real estate, business and information consulting and dental industries. From 2000 through 2001, Mr. Sandeen was an independent financial consultant to several organizations, including the Venerable Group. From 1989 to 2000, Mr. Sandeen was an executive officer for Xcel Energy, Inc. serving from time to time in various senior management positions, including chief financial officer, chief accounting officer and chief information officer.

PART II

Item 5.	Market For the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the New York Stock Exchange. The high and low sales prices for our common stock for each full quarterly period as reported on the New York Stock Exchange Composite Tape for the last two fiscal years are as follows:

Quarter Ended	High	Low

December 31, 2003	$12.73	$7.10
September 30, 2003	8.10	5.57
June 30, 2003	6.32	4.42
March 31, 2003	5.50	2.85
December 31, 2002	$3.85	$1.86
September 30, 2002	8.13	3.15
June 30, 2002	12.55	7.50
March 31, 2002	10.39	8.21

      We currently do not pay dividends on our common stock. The board of directors will periodically review our policy regarding the payment of dividends. Any future dividends are subject to the results of our operations, declaration by the board of directors, and existing debt covenants, as described below.

      We have issued $150,000,000 of 9% Senior Subordinated Notes due 2007 (the “9% Notes”) and $200,000,000 of 11% Senior Subordinated Notes due 2012 (the “11% Notes”). The 9% Notes were issued under an Indenture dated August 26, 1997 (the “9% Indenture”) and the 11% Notes were issued under an Indenture dated May 14, 2002 (the “11% Indenture”, and collectively with the 9% Indenture, the “Indentures”). Both Indentures are among the Company, its subsidiaries, as guarantors, and The Bank of New York, as trustee. The Indentures contain a number of covenants, one of which restricts our ability to pay dividends and to purchase our common stock.

      At December 31, 2003, retained earnings available for dividends under the most restrictive terms of the Indentures were approximately $18,402,000.

      Also see the “Capital Structure” discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

      On March 5, 2004, there were 249 stockholders of record for our common stock.

Item 6.     Selected Financial Data.

      The following table summarizes our recent financial information. This selected financial data should be read with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and the Consolidated Financial Statements and related notes thereto, included in Item 8:

FINANCIAL AND OPERATING HIGHLIGHTS

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except percentages, per share and operating data)
Financial Statement Data
Continuing Operations:
Net Revenues	$1,808,259	$1,249,286	$907,327	$1,004,834	$720,025
Operating Income	63,834	20,556	45,748	35,525	37,125
Net Earnings (Loss)	12,337	(11,099)	13,845	7,858	10,615
Earnings (Loss) Per Common Share — Basic	$1.41	$(1.29)	$1.56	$0.85	$0.99
Earnings (Loss) Per Common Share — Diluted	$1.40	$(1.29)	$1.55	$0.85	$0.99
Discontinued Operations:
Net Revenues	$28,179	$63,776	$84,352	$94,526	$73,158
Operating Income (Loss)	(690)	3,053	(2,439)	(948)	272
Net Earnings (Loss)	(414)	1,832	(1,464)	(569)	163
Earnings (Loss) Per Common Share — Basic	$(0.05)	$0.21	$(0.16)	$(0.06)	$0.02
Earnings (Loss) Per Common Share — Diluted	$(0.05)	$0.21	$(0.16)	$(0.06)	$0.02
Cumulative Effect of Change in Accounting Principle	$(704)	—	—	—	—
Loss Per Common Share — Basic	$(0.08)	—	—	—	—
Loss Per Common Share — Diluted	$(0.08)	—	—	—	—
Weighted Average Common Shares Outstanding — Basic	8,732	8,566	8,871	9,214	10,679
Weighted Average Common Shares Outstanding — Diluted	8,830	8,566	8,885	9,223	10,719
Working Capital	$108,347	$91,333	$56,228	$53,537	$48,584
Total Assets	707,354	702,286	507,174	528,565	546,799
Long-Term Debt	355,601	398,069	256,749	258,009	258,272
Stockholders’ Equity	139,436	127,317	136,410	127,703	132,462
Long-Term Debt as a Percentage of Total Capitalization	71.8%	75.8%	65.3%	66.9%	66.1%
Book Value Per Common Share Outstanding	$15.87	$14.85	$15.95	$14.27	$12.86
Return on Average Stockholders’ Equity	8.4%	—	9.4%	5.6%	8.3%
Operating Data
Refining Group:
Four Corners Operations:
Rated Crude Oil Capacity Utilized	67%	72%	73%	80%	87%
Refinery Sourced Sales Barrels (Bbls/Day)	29,900	31,907	32,025	34,287	37,368
Average Crude Oil Costs ($/Bbl)	$29.32	$23.62	$25.00	$29.26	$17.64
Refinery Margin ($/Bbl)	$8.81	$6.84	$9.69	$7.63	$6.89

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except percentages, per share and operating data)
Yorktown Operations:(1)
Rated Crude Oil Capacity Utilized	83%	86%
Refinery Sourced Sales Barrels (Bbls/Day)	58,931	58,771
Average Crude Oil Costs ($/Bbl)	$29.79	$27.01
Refinery Margin ($/Bbl)	$4.07	$2.32
Retail Group:
Service Stations: (Continuing Operations)
Fuel Gallons Sold (In Thousands)	147,861	146,104	152,834	168,115	172,041
Product Margin ($/Gallon)	$0.198	$0.157	$0.175	$0.171	$0.185
Merchandise Sold ($ In Thousands)	$127,146	$123,657	$123,369	$118,162	$100,868
Merchandise Margin	29%	27%	28%	28%	28%
Operating Retail Outlets at Year End:
Continuing Operations	124	122	123	152	146
Discontinued Operations	3	13	27	27	26
Travel Center:(2)
Fuel Gallons Sold (In Thousands)	10,227	24,906	24,964	26,698	27,991
Product Margin ($/Gallon)	$0.071	$0.094	$0.103	$0.104	$0.111
Merchandise Sold ($ In Thousands)	$2,703	$6,103	$6,128	$6,719	$7,291
Merchandise Margin	42%	44%	44%	46%	45%
Number of Outlets at Year End	—	1	1	1	1
Phoenix Fuel:
Fuel Gallons Sold (In Thousands)	429,198	376,711	394,158	424,290	351,949
Product Margin ($/Gallon)	$0.053	$0.054	$0.050	$0.052	$0.064
Lubricant Sales ($ In Thousands)	$24,475	$21,544	$22,347	$24,210	$22,067
Lubricant Margin	15%	17%	17%	16%	15%

(1)	Acquired on May 14, 2002.

(2)	Sold June 19, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

      We refine and sell petroleum products and operate service stations and convenience stores. Our operations are divided into three strategic business units, the refining group, the retail group and Phoenix Fuel. The refining group operates two refineries in the Four Corners area of New Mexico and one refinery in Yorktown, Virginia. The refining group sells its products to approximately 700 wholesale distributors and retail chains. Our retail group operated 127 service stations at December 31, 2003. The retail group sells its petroleum products and merchandise to consumers located in New Mexico, Arizona and southern Colorado. Phoenix Fuel distributes commercial wholesale petroleum products primarily in Arizona.

      In order to maintain and improve our financial performance, we are focused on several critical and challenging objectives. We will be addressing these objectives in the short-term as well as over the next three to five years. In our view, the most important of these objectives are:

•	Increasing gross margins through management of inventories and taking advantage of sales and purchasing opportunities, while minimizing or reducing operating expenses and capital expenditures.

•	Increasing the available crude oil supply for our Four Corners refineries.

•	Cost effectively complying with current environmental regulations as they apply to our refineries, including future clean air standards, between now and the end of 2008.

•	Planning for the retirement of our 9% senior subordinated notes, in the principal amount of $150,000,000, due in 2007.

•	Improving our overall financial health and flexibility by reducing our debt and overall cost of capital, including our interest and financing costs.

Critical Accounting Policies

      A critical step in the preparation of our financial statements is the selection and application of accounting principles, policies, and procedures that affect the amounts that are reported. In order to apply these principles, policies, and procedures, we must make judgments, assumptions, and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events, some of which we may have little or no control over. In addition, the methods used in applying the above may result in amounts that differ considerably from those that would result from the application of other acceptable methods. The development and selection of these critical accounting policies, and the related disclosure below, have been reviewed with the audit committee of our board of directors.

      Our significant accounting policies, including revenue recognition, inventory valuation and maintenance costs, are described in Note 1 to our Consolidated Financial Statements included in Item 8. The following accounting policies are considered critical due to the uncertainties, judgments, assumptions and estimates involved:

•	accounting for contingencies, including environmental remediation and litigation liabilities,

•	assessing the possible impairment of long-lived assets,

•	accounting for asset retirement obligations, and

•	accounting for our pension and post-retirement benefit plans.

Contingencies, Including Environmental Remediation and Litigation Liabilities

      We have recorded various environmental remediation liabilities described in more detail in Note 20 to our Consolidated Financial Statements in Item 8. For the most part, these liabilities result from:

•	past operations, including liabilities arising out of changes in environmental laws, and

•	liabilities assumed in connection with acquired assets.

      We are remediating these matters. We record liabilities if environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. We do not discount environmental liabilities to their present value. In general, we record environmental liabilities without consideration of potential recoveries from third parties, although we do take into account amounts that others are contractually obligated to pay us. We employ independent consultants or our internal environmental personnel to investigate and assemble pertinent facts, recommend an appropriate remediation plan in light of regulatory standards, assist in estimating remediation costs based on existing technologies, and complete remediation according to approved plans. If we do not use consultants, we estimate remediation costs based on the knowledge and experience of our employees having responsibility for the remediation project. Because of the uncertainty involved in our various remediation efforts and the period of time our efforts may take to complete, estimates are based on current regulatory standards. We update our estimates as needed to reflect changes in the facts known to us, available technology, or applicable laws. We often make subsequent adjustments to estimates, which may be significant, as more information becomes available to us, as the requirements of government agencies are changed or clarified, or as other circumstances change.

      We record liabilities for litigation matters when it is probable that the outcome of litigation will be adverse and the costs and damages can be reasonably estimated. We estimate these costs and damages based on the facts and circumstances of each case, our knowledge and experience, and the knowledge and experience of others with whom we may consult. We often make subsequent adjustments to our estimates, which may be significant, as more information becomes available to us or as other circumstances change.

Impairment of Long-Lived Assets

      We review the carrying values of our long-lived assets, including goodwill and other intangibles, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For assets held for sale, we report long-lived assets at the lower of the carrying amount or fair value less cost to sell. For assets held and used, we use an undiscounted cash flow methodology to assess their recoverability. If the sum of the expected future cash flows for these assets is less than their carrying value, we record impairment losses. Goodwill and certain intangible assets with indefinite lives are also subject to an annual impairment test. Changes in current economic conditions, assumptions regarding the timing and amounts of cash flows, or fair market value estimates could result in additional write-downs of these assets in the future. For a discussion of our impairment of long-lived assets, see Note 7 to our Consolidated Financial Statements in Item 8.

Asset Retirement Obligations

      We have legal obligations associated with the retirement of some of our long-lived assets. These obligations are related to:

•	some of our solid waste management facilities,

•	some of our crude pipeline right-of-way agreements, and

•	our underground and above-ground storage tanks.

      We use a discounted cash flow model to calculate the fair value of the asset retirement obligations. Key assumptions we used in estimating the fair value of these obligations are:

•	Settlement date occurs at the end of the economic useful life, and

•	Settlement prices are estimated using consultant proposals and third-party contractor invoices for substantially equivalent work and a market risk premium to cover uncertainties and unforeseeable circumstances.

      Changes in current economic conditions, assumptions regarding the timing and amounts of cash flows, or fair market value estimates could result in a change in the obligation in the future.

      For a discussion of our asset retirement obligations, see Note 4 to our Consolidated Financial Statements in Item 8.

Pension and Post-Retirement Plans

      The plan obligations and related assets of our pension and post retirement plans are presented in Note 17 to our Consolidated Financial Statements. Plan assets, which consist of equity and debt securities, are valued using market prices. Plan obligations and the annual pension and post-retirement medical expense are determined by independent actuaries and are based on a number of assumptions. The key assumptions used in measuring the plan obligations include:

•	Discount rate,

•	Long-term rate of return on plan assets, and

•	Healthcare cost trend rates.

      Changes in our actuarial assumptions used in calculating our pension and other postretirement benefit liability and expense can have a significant impact on our earnings and financial position. We review these assumptions on an annual basis and adjust them as necessary.

      The following chart reflects the sensitivities that a change in certain actuarial assumptions for our Cash Balance Plan would have had on the 2003 projected benefit obligation, our 2003 reported pension liability on our Consolidated Balance Sheet and our 2003 reported pension expense on our Consolidated Statement of Operations:

	Increase/(Decrease)

	Impact on Projected	Impact on	Impact on
Actuarial Assumption(a)	Benefit Obligation	Pension Liability	Pension Expense

Discount rate:
Increase 1%	$(1,686,000)	$(289,000)	$(289,000)
Decrease 1%	1,961,000	387,000	387,000
Expected long-term rate of return on plan assets:
Increase 1%	—	(3,000)	(3,000)
Decrease 1%	—	3,000	3,000

(a)	Each fluctuation assumes that the other components of the calculation are held constant.

      The following chart reflects the sensitivities that a change in certain actuarial assumptions for our Retiree Medical Plan would have had on the 2003 accumulated postretirement benefit obligation on our Consolidated Balance Sheet and our 2003 reported postretirement benefit expense on our Consolidated Statement of Operation:

	Increase/(Decrease)

	Impact on	Impact on
	Accumulated	Other
	Postretirement	Postretirement
Actuarial Assumption(a)	Benefit Obligation	Benefit Expense

Discount rate:
Increase 1%	$(488,000)	$(42,000)
Decrease 1%	609,000	74,000
Health care cost trend rate(b):
Increase 1%	89,000	15,000
Decrease 1%	(88,000)	(15,000)

(a)	Each fluctuation assumes that the other components of the calculation are held constant.

(b)	This assumes a 1% change in the initial and ultimate health care cost trend rate.

Results of Operations

      The Company’s recent financial information is summarized in Selected Financial Data in Item 6. The following discussion of our Results of Operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8, primarily Note 3 — “Business Segments”.

      Below is operating data for our operations:

	Year Ended December 31,

	2003	2002	2001

Refining Group Operating Data:
Four Corners Operations:
Crude Oil/NGL Throughput (BPD)	30,552	32,535	33,167
Refinery Sourced Sales Barrels (BPD)	29,900	31,907	32,025
Average Crude Oil Costs ($/Bbl)	$29.32	$23.62	$25.00
Refining Margins ($/Bbl)	$8.81	$6.84	$9.69
Yorktown Operations:
Crude Oil/NGL Throughput (BPD)	57,672	57,297
Refinery Sourced Sales Barrels (BPD)	58,931	58,771
Average Crude Oil Costs ($/Bbl)	$29.79	$27.01
Refining Margins ($/Bbl)	$4.07	$2.32
Retail Group Operating Data:
(Continuing operations only)
Fuel Gallons Sold (000’s)	147,861	146,104	152,834
Fuel Margins ($/gal)	$0.1977	$0.1566	$0.1751
Merchandise Sales ($ in 000’s)	$127,146	$123,657	$123,369
Merchandise Margins	29.0%	27.1%	28.1%
Operating Retail Outlets at Year End:
Continuing Operations	124	122	123
Discontinued Operations	3	14	28
Phoenix Fuel Operating Data:
Fuel Gallons Sold (000’s)	429,198	376,711	394,158
Fuel Margins ($/gal)	$0.0525	$0.0539	$0.0498
Lubricant Sales ($ in 000’s)	$24,475	$21,544	$22,347
Lubricant Margins	15.4%	16.7%	16.6%

      The comparability of our continuing results of operations for the year ended December 31, 2003 with the year ended December 31, 2002 is affected by, among others, the following factors:

•	The acquisition of our Yorktown refinery on May 14, 2002.

•	In the first four and one-half months of operation following its acquisition in 2002, our Yorktown refinery experienced three significant unscheduled unit shutdowns, which impacted the amount of high value products we were able to produce and the volume of crude oil we were able to process at the refinery.

•	A processing unit turnaround at our Yorktown refinery, which resulted in the refinery being out of operation from March 21, 2003 to April 16, 2003.

•	On April 28, 2003, a breaker failure disrupted operations at the electric generation plant that supplies our Yorktown refinery with power. As a result of the failure, the refinery suffered a complete loss of power and shut down all processing units. The refinery was operating at full capacity by the middle of May. We incurred costs of approximately $1,254,000 as a result of the loss of power, all of which were expensed in the second quarter of 2003. Reduced production also resulted in the loss of earnings.

•	Stronger net refining margins at our refineries in 2003, due to, among other things:

•	lower domestic crude oil and finished product inventories, and

•	strong domestic finished product demand,

•	Weaker net refining margins at our refineries in 2002 due to, among other things:

•	continuing high inventories of distillates resulting from a drop in jet fuel demand following the September 11, 2001 terrorists attack,

•	warmer than normal winter temperatures in the Northeast,

•	worldwide crude oil production levels and Middle East tensions, which added to higher crude values,

•	imported finished products that placed downward pressure on gasoline values, and

•	losses on various crude oil futures contracts.

•	Continued reduced production at our Four Corners refineries because of lower crude oil receipts due to supplier production problems and reduced supply availability.

•	Stronger finished product sales volumes with relatively stable margins for our Phoenix Fuel operations. The shutdown of the Kinder Morgan pipeline, which supplies the Phoenix, Arizona market, in the middle of August 2003 caused some supply imbalances and negatively impacted inventory values. This negative impact was offset in part by higher margins for Phoenix Fuel’s unattended fuel operations.

•	Strong retail fuel margins and improved merchandise margins in 2003 for several of our market areas. This was offset in part due to increased competition in certain of our markets.

•	Net losses on the disposal/ write-down of assets of $1,837,000 in 2003. In 2002, we recorded net gains on the disposal/ write-down of assets of $741,000.

Comparison of the Years Ended December 31, 2003 and December 31, 2002

Earnings (Loss) From Continuing Operations Before Income Taxes

      Our earnings from continuing operations before income taxes increased $38,884,000 for the year ended December 31, 2003. This increase was primarily due to the following four factors:

•	An increase in operating earnings from our Yorktown refinery of $28,427,000.

•	A 29% increase in our Four Corners refineries’ refining margins.

•	A 26% increase in our retail group fuel margins.

•	A 7% increase in our retail group merchandise margins.

      Factors negatively affecting our earnings include:

•	A 20% increase in our selling, general and administrative costs.

•	A 9% increase in operating expenses for our operations other than Yorktown.

•	A 6% decline in our Four Corners refineries’ fuel volumes sold.

•	A 7% increase in interest expense.

•	Net losses on the disposal/write-down of assets in 2003 compared to a net gain in 2002.

Yorktown Refinery

      We owned our Yorktown refinery for all of 2003, but only for seven and one-half months in 2002. The refinery operated at an average throughput rate of approximately 57,700 barrels per day in 2003 and 57,300 barrels per day in 2002. Refining margins for 2003 were $4.07 per barrel and $2.32 for 2002.

      Revenues for our Yorktown refinery increased in 2003 due to a 58% increase in finished product volumes sold and a 16% increase in finished product selling prices. Most of the volume increase was due to the number of months of ownership. Sales volumes were reduced in each year because of the items previously discussed above, and additionally in 2003, hurricane Isabel required us to shutdown the refinery for a period of time.

      Cost of products sold for our Yorktown refinery increased in 2003 primarily due to the increase in finished product volumes sold and a 10% increase in average crude oil costs.

      In February 2004, we entered into a long-term supply agreement with Statoil, which we believe will provide a significant proportion of our Yorktown refinery’s crude oil needs over the next five years. Under the terms of the agreement, supplies of acidic crude oil will be delivered to our Yorktown refinery beginning in late February 2004. In September 2004, we plan to shut down certain units at the refinery for 20 to 30 days for various upgrades related to the acidic crude oil we will be processing. Following these upgrades at the refinery, the deliveries of crude oil under the Statoil agreement will substantially increase. We believe our ability to process this higher acid crude oil will reduce our crude oil costs, improve our high-value product output, and contribute significantly to higher earnings. We believe this agreement will improve our competitiveness and reduce the impact of pricing volatility.

      In 2003, our Yorktown refining margins improved due to a combination of factors, including:

•	Cold weather in the Northeast in the early part of the year, resulting in an increased demand for heating oil,

•	An extended summer driving season, resulting in part from warmer than normal east coast temperatures, and

•	Reduced foreign gasoline imports, due in part to the phase in of stricter gasoline specifications.

      Operating, SG&A and depreciation expenses for our Yorktown refinery also increased in 2003.

Four Corners Refineries

      Our Four Corners refineries operated at an average throughput rate of approximately 30,552 barrels per day in 2003 and 32,535 barrels per day in 2002. Refining margins for 2003 were $8.81 per barrel and $6.84 for 2002.

      Revenues for our Four Corners refineries increased in 2003 primarily due to a 24% increase in finished product selling prices, offset in part by a 6% decrease in finished product volumes sold. Sales volumes were reduced because of lower crude oil supplies due to the reasons previously discussed. Sales volumes previously sold to our travel center, which was sold in 2003, continue to be sold to the purchaser of the travel center under a long-term supply agreement.

      Cost of products sold for our Four Corners refineries increased in 2003 primarily due to a 24% increase in average crude oil costs, offset in part by a 6% decrease in finished product volumes sold.

      Our Four Corners refining margins improved 29% in 2003 due to a combination of factors, including:

•	Refinery supply problems on the west coast,

•	Refinery turnarounds by our competitors, and

•	The Kinder-Morgan Pipeline rupture in August 2003, which affected fuel supplies in the Phoenix, Arizona and Northern Arizona markets.

      Operating expenses for our Four Corners refineries increased in 2003 due to increased purchased fuel costs, because of higher prices, and higher general insurance costs.

      Depreciation expense for our Four Corners refineries declined in 2003 due to lower refinery turnaround amortization costs in 2003. Our Ciniza refinery is scheduled for a major turnaround in the second quarter of 2004.

Retail Group

      Average gasoline and diesel margins for our retail group were $0.198 per gallon for 2003 and were $0.157 per gallon for 2002. Gasoline and diesel fuel volumes sold for 2003 increased approximately 1%. Average merchandise margins for our retail group were 29.0% in 2003 and were 27.1% in 2002.

      Revenues for our retail group increased in 2003 primarily due to a 16% increase in finished product selling prices.

      Cost of products sold for our retail group increased in 2003 primarily due to a 15% increase in finished product purchase prices.

      Our retail fuel margins improved 26% in 2003 due to a combination of factors, including

•	the Kinder-Morgan pipeline rupture, which affected the supply of finished products in the Phoenix, Arizona and Southern Arizona markets,

•	more effectively managing our fuel pricing, and

•	more favorable market conditions.

      Our retail merchandise margins improved 7% in 2003 due to a combination of factors, including:

•	more favorable market conditions,

•	implementation of marketing programs, and

•	favorable supplier arrangements.

      Operating expenses for our retail group increased in 2003 due to higher payroll and related costs, higher credit card processing fees due to higher gasoline and diesel fuel selling prices, and increased environmental costs.

      Depreciation expense for our retail group declined in 2003 due to some retail assets becoming fully depreciated.

Phoenix Fuel

      Gasoline and diesel fuel volumes sold by Phoenix Fuel increased by 14% in 2003. Average gasoline and diesel fuel margins for Phoenix Fuel were $0.053 per gallon for 2003 and were $0.054 per gallon for 2002.

      Revenues for Phoenix Fuel increased in 2003 primarily due to a 16% increase in finished product selling prices and a 14% increase in finished product volumes sold. Finished product sales volumes increased due to marketing efforts to attract new customers and increased sales to existing customers because of increased demand and expanded customer operations.

      Cost of products sold for Phoenix Fuel increased in 2003 due to a 16% increase in finished product purchase prices and a 14% increase in finished product volumes sold.

      Our Phoenix Fuel finished product margins remained relatively stable in 2003, declining approximately 3% as a result of market conditions.

      Operating expenses for Phoenix Fuel increased in 2003 due to higher payroll and related costs due to higher sales volumes, and higher repair and maintenance costs due to expanded fleet expenses, also related to higher sales volumes.

Selling, General and Administrative Expenses from Continuing Operations

      For the year ended December 31, 2003, SG&A expenses increased approximately $5,062,000 or 20% to $30,617,000 from $25,555,000 in the comparable 2002 period. The increase includes SG&A increases relating to the Yorktown refinery of $1,569,000. SG&A expense increases for our other operations were due to:

•	accruals for management incentive bonuses,

•	increased costs for our self-insured health plan, due to higher claims experience,

•	higher workers compensation costs,

•	increased letter of credit fees, and

•	higher officers and directors insurance premiums.

      The first quarter of 2002 included a credit of $471,000 in SG&A expenses for the revision of estimated accruals for 2001 management incentive bonuses, following the determination of bonuses to be paid to employees.

Interest Expense from Continuing Operations

      For the year ended December 31, 2003, interest expense increased approximately $2,685,000 or 7% to $38,993,000 from $36,308,000 in the comparable 2002 period. Interest expense increased approximately $8,348,000 due to the issuance of senior subordinated notes for the May 2002 acquisition of our Yorktown refinery. This increase was offset in part by a decrease in interest expense of approximately $4,821,000 relating to our $100,000,000 of 9 3/4% Senior Subordinated Notes due 2003 that were repaid with a portion of the proceeds of the issuance of the senior subordinated notes in 2002, and lower interest expense of approximately $840,000 relating to lower borrowings under our revolving credit facility in 2003.

Net (Gain) Loss on the Disposal/ Write-Down of Assets from Continuing Operations

      For the year ended December 31, 2003, we recorded net losses on the disposal/ write-down of assets of $1,837,000. This amount includes the write-off of $901,000 of capitalized costs relating to a capital project associated with our Four Corners refinery operations, which management determined was no longer viable after completing an ongoing evaluation, impairment write-downs of $796,000 related to various retail assets and vacant land and net losses of $140,000 related to other asset sales and write-offs. In 2002, we recorded net gains on the disposal/ write-down of assets of $741,000, primarily related to the sale of various retail units and vacant land, offset in part by impairment write-downs related to various retail assets.

Income Taxes from Continuing Operations

      The effective tax rate for the year ended December 31, 2003 was approximately 39%. The effective tax benefit rate for year ended December 31, 2002 was approximately 40%. We believe that the tax benefit created in 2002 will be fully realized.

Discontinued Operations

      Discontinued operations include the operations of some of our retail service station/convenience stores and our travel center, which was sold on June 19, 2003. See Note 7 to our Consolidated Financial Statements included in Item 8 for additional information relating to these operations.

Outlook

      Overall, we believe that our current refining fundamentals are more positive now than the same time last year. Fuel and merchandise margins for our retail group are stronger now than they were this time last year, with same store fuel and merchandise volumes above the prior year’s levels. Phoenix Fuel currently continues to see growth in both wholesale and unmanned fleet fueling volumes with relatively stable margins. The businesses we are in, however, are very volatile and there can be no assurance that currently existing conditions will continue for any of our business segments.

Comparison of the Years Ended December 31, 2002 and December 31, 2001

      Certain factors affecting the Company’s operations for the year ended December 31, 2002, include, among others, the following:

•	The acquisition of the Yorktown refinery on May 14, 2002. Shortly after the acquisition, the Yorktown refinery experienced three significant unscheduled unit shutdowns, the last of which occurred on July 23, 2002. These shutdowns impacted the amount of high value products we were able to produce and the volume of crude oil we were able to process at the refinery.

•	Weaker refining margins at our refineries due to, among other things, high nationwide inventories of distillates; an increase in imported finished products; and higher crude values due to worldwide crude oil production levels, Middle East tensions and a labor strike in Venezuela.

•	A significantly greater volume of products produced and sold by the Yorktown refinery as compared to our other refining operations, results in us having a larger exposure to volatile refinery margins, which will positively or negatively affect our profitability.

•	Continuing decline in Four Corners’ crude oil supplies.

•	Competitive conditions in our Phoenix and Tucson retail markets due to increased price competition.

•	Net gains on the disposal/write-down of assets of $741,000 in 2002. In 2001, we recorded net losses of $5,009,000 on the disposal/write-down of assets.

•	The fourth quarter of 2002 showed a general improvement in refining margins and finished product margins, for all segments of our operations, compared to those posted for most of the three previous quarters of 2002. This resulted in a significant improvement in operating earnings for the fourth quarter compared to prior 2002 quarters.

Earnings (Loss) From Continuing Operations Before Income Taxes

      For the year ended December 31, 2002, we incurred a loss before income taxes of $18,576,000, compared to earnings before income taxes of $22,547,000 for the year ended December 31, 2001. This decrease was primarily due to the following factors:

•	A 29% decrease in our Four Corners refineries’ refining margins,

•	An operating loss of $6,388,000 for our Yorktown refinery, and

•	Increased interest expense and amortization of financing costs related to our Yorktown refinery acquisition and the refinancing of our 9 3/4% notes.

      Other factors contributing to the decrease in earnings include:

•	An 11% decrease in our retail group fuel margins,

•	A 4% decrease in our retail group fuel volumes sold, and

•	A 4% decrease in our retail group merchandise margins,

      These factors were partially offset by:

•	A net gain on the disposal/write-down of assets of $741,000 in 2002 and net losses on the disposal/write-down of assets of $5,009,000 in 2001,

•	A 14% decrease in our selling, general and administrative costs for our operations other than Yorktown,

•	A 5% decrease in operating expenses for our operations other than Yorktown, and

•	An 8% increase in Phoenix Fuel fuel margins.

Yorktown Refinery

      We owned our Yorktown refinery for seven and one-half months in 2002. The refinery operated at an average throughput rate of approximately 57,300 barrels per day and had refining margins $2.32 per barrel.

      Sales volumes for our Yorktown refinery of 13,635,000 barrels were reduced because of the items previously discussed.

      Refining margins for Yorktown were $2.32 per barrel for 2002 and were affected by the items previously discussed in addition to a drop in finished product values shortly after our acquisition of the refinery which resulted in low margins because of the higher value of the inventories we acquired.

Four Corners Refineries

      Our Four Corners refineries operated at an average throughput rate of approximately 32,535 barrels per day in 2002 and 33,167 barrels per day in 2001. Refining margins for our Four corners refineries in 2002 were $6.84 per barrel and were $9.69 per barrel for 2001.

      Revenues for our Four Corners refineries decreased in 2002 primarily due to a 10% decrease in finished product selling prices.

      Cost of products sold for our Four Corners refineries decreased in 2002 primarily due to a 6% decrease in average crude oil costs.

      Refining margins for our Four Corners refineries declined in 2002 by 29% due to the factors previously discussed.

      Operating expenses for our Four Corners refineries increased due to higher purchased fuel costs, because of higher prices, higher payroll and related costs, and higher general insurance costs. These increases were offset in part by lower repair and maintenance costs.

      Depreciation and amortization expense for our Four Corners refineries was higher in 2002 due to a 2001 revision in the estimated amortization period for certain refinery turnaround costs incurred in 1998, and capital expenditure projects during 2001 and 2002.

Retail Group

      Average gasoline and diesel fuel margins for our retail group were $0.157 per gallon for 2002 and were $0.175 per gallon for 2001. Gasoline and diesel fuel volumes sold in 2002 decreased approximately 4%.

      Revenues for our retail group decreased in 2002 primarily due to a 7% decrease in finished product selling prices and a 4% decrease in finished product volumes sold.

      Cost of products sold for our retail group decreased in 2002 primarily due to a 6% decrease in finished product purchase prices and a 4% decrease in finished product volumes sold.

      Our retail fuel margins declined 11% in 2002 primarily due to increased competition from non-traditional marketers, such as supermarkets and club membership warehouses, and from independent and major oil companies.

      Our retail merchandise margins declined 4% in 2002 primarily due to market conditions.

      Operating expenses for our retail group decreased in 2002 due to, among other things, lower lease expense due to the repurchase of 59 retail units from FFCA Capital Holding Corporation (“FFCA”) in July 2001 that had been sold to FFCA as part of a sale-leaseback transaction in December 1998, reduced expenses for payroll and related costs, and other operating expenses due in part to the sale or closure of 29 retail units since the end of 2000, as well as the implementation of certain cost reduction programs.

      Depreciation expense for our retail group decreased in 2002 due to reductions in depreciation expense due to the sale or closure of 29 retail units since the end of 2000 and the non-amortization of goodwill in 2002 due to the adoption of SFAS No. 142. These decreases were partially offset by increases relating to the FFCA transaction discussed above and construction, remodeling and upgrades during 2001 and 2002.

Phoenix Fuel

      Gasoline and diesel fuel volumes sold by Phoenix Fuel decreased in 2002 by approximately 4%. Average gasoline and diesel fuel margins for Phoenix Fuel were $0.054 per gallon for 2002 and were $0.050 per gallon for 2001.

      Revenues for Phoenix Fuel decreased in 2002 primarily due to a 4% decrease in finished product selling prices and a 4% decrease in finished product volumes sold.

      Cost of products sold for Phoenix Fuel decreased in 2002 due to a 4% decrease in finished product purchase prices and a 4% decrease in finished product volumes sold.

      Our Phoenix Fuel finished product margins increased approximately 8% in 2002 as a result of market conditions.

      Operating expenses for Phoenix Fuel were lower in 2002 primarily due to lower payroll and related costs and lower repair and maintenance costs.

      Depreciation and amortization expense for Phoenix Fuel decreased in 2002 primarily due to the non-amortization of goodwill in 2002 due to the adoption of SFAS No. 142.

Selling, General and Administrative Expenses from Continuing Operations

      For the year ended December 31, 2002, SG&A expenses decreased approximately $3,486,000 or 12% to $25,555,000 from $29,041,000 in the comparable 2001 period. Included in the decrease are SG&A expenses of $718,000 relating to the Yorktown refinery.

      SG&A expense decreases relating to our other operations were primarily due to:

•	lower expense accruals for management incentive bonuses in 2002,

•	the revision of estimated accruals for 2001 management incentive bonuses following the determination of bonuses to be paid to employees, and

•	expenses incurred in 2001 related to certain related party transactions and certain environmental matters.

      These decreases were offset in part by expenses recorded for the settlement of certain claims, assessments, and legal matters, including the matter set forth in Note 20 to our Consolidated Financial Statements included in Item 8, and increased letter of credit fees.

Interest Expense (Income) from Continuing Operations

      For the year ended December 31, 2002, interest expense increased approximately $12,210,000 or 51% to $36,308,000 from $24,098,000 in the comparable 2001 period. Approximately $17,168,000 of the increase is due to the issuance of new senior subordinated notes and borrowings under our new loan facilities entered into in connection with the acquisition of the Yorktown refinery as more fully described in Note 13 to our Consolidated Financial Statements included in Item 8. In addition, because of the timing of the Yorktown refinery acquisition and the 11% Notes financing, we were unable to provide the 45 day notice required by the Indenture supporting our 9 3/4% Notes for refinancing the notes prior to the issuance of the 11% Notes. As a result, we paid interest on the 9 3/4% Notes for 45 days after the financing, which amounted to approximately $1,230,000. These increases were offset in part by a decrease in interest expense of approximately $6,159,000 relating to the repayment of $100,000,000 of 9 3/4% Senior Subordinated Notes due 2003 with a portion of the proceeds of the issuance of $200,000,000 of 11% Notes.

      For the year ended December 31, 2002, interest income decreased approximately $1,229,000 or 74% to $432,000 from $1,661,000 in the comparable 2001 period. The decrease was primarily due to a reduction in interest and investment income from the investment of funds in short-term instruments. This reduction was due in part to a reduction in the amount of funds available for investment because of the repurchase of 59 retail units from FFCA in July 2001 and the acquisition of the Yorktown refinery. In addition, no interest income was accrued in 2002 relating to the note from a related party discussed in Note 9 to our Consolidated Financial Statements included in Item 8.

Amortization/ Write-Off of Financing Costs from Continuing Operations

      In connection with the acquisition of the Yorktown refinery and the refinancing of 9 3/4% Notes we incurred approximately $17,436,000 of deferred financing costs relating to new senior subordinated debt and new senior secured loan facilities. These costs are being amortized over the term of the related debt.

      The increase in the amortization/write-off of financing costs for the year ended December 31, 2002 was $2,492,000, primarily related to the amortization of the costs described above. The increase also includes the write-off of approximately $364,000 in deferred financing costs related to the 9 3/4% Notes that were refinanced.

Net (Gain) Loss on the Disposal/ Write-Down of Assets from Continuing Operations

      For the year ended December 31, 2002, we recorded net gains on the disposal/ write-down of assets of $741,000. This amount included net gains of $1,401,000 primarily related to the sale of vacant land and various retail units, offset in part by $418,000 of impairment write-downs related to various retail assets and $242,000 of other write-offs. In 2001, we recorded losses of $5,009,000. This amount included losses of $609,000 on the sale of assets in the ordinary course of business, primarily related to the sale of eleven service station/convenience stores; losses of $1,516,000 on the write-down of assets due to impairment, resulting from the application of Statement of Financial Accounting Standard (“SFAS”) No. 121 due to a strategy to sell certain service station/convenience stores, some of which were closed; losses of $592,000 relating to the value of leasehold improvements included in leased service station/convenience stores returned to the lessors; and losses of $2,292,000 primarily related to the retirement or replacement of certain refinery property, plant, and equipment. In addition, the Company recorded a reserve in the amount of $5,409,000 in 2001, for a note and interest receivable from a related party as discussed in Note 9 to the Company’s Consolidated Financial Statements in Item 8.

Income Taxes from Continuing Operations

      The effective tax benefit rate for year ended December 31, 2002 was approximately 40%. We believe that the tax benefit created in 2002 will be fully realized. The effective tax rate for the year ended December 31, 2001 was approximately 38%.

Discontinued Operations

      Discontinued operations include the operations of some of our retail service station/convenience stores and our travel center. See Note 7 to our Consolidated Financial Statements included in Item 8 for additional information relating to these operations.

Liquidity and Capital Resources

Capital Structure

      At December 31, 2003 we had long-term debt of $355,601,000, net of the current portion of $11,128,000. At December 31, 2002 our long-term debt was $398,069,000, net of the current portion of $10,251,000. Both of these amounts include:

•	$150,000,000 of 9% Senior Subordinated Notes due 2007, and

•	$200,000,000 of 11% Senior Subordinated Notes due 2012.

      We also have a $100,000,000 revolving credit facility. The credit facility is primarily a working capital and letter of credit facility. At December 31, 2003, we had no direct borrowings outstanding under this facility and $36,961,000 of letters of credit outstanding. At December 31, 2002, we had $25,000,000 of direct borrowings outstanding under this facility and $41,193,000 of letters of credit outstanding.

      We also have a mortgage loan facility that had a balance of $22,000,000 at December 31, 2003 and $32,222,000 at December 31, 2002.

      See Note 13 to our Consolidated Financial Statements included in Item 8 for a further description of these obligations.

      At December 31, 2003, our long-term debt was 71.8% of total capital. At December 31, 2002, it was 75.8%. Our net debt (long-term debt less cash and cash equivalents) to total capitalization percentage at December 31, 2003, was 70.1%. At December 31, 2002, this percentage was 75.3%. The decrease in each percentage is primarily related to the reduction in long-term debt during 2003.

      As described in more detail in Note 13 to our Consolidated Financial Statements included in Item 8, the indentures governing our notes and our credit facility and loan facility contain restrictive covenants and other terms and conditions that if not maintained, if violated, or if certain conditions are met, could result in default, affect our ability to borrow funds, make certain payments, or engage in certain activities. A default under any of the notes, the credit facility or the loan facility could cause such debt, and by reason of cross-default provisions, our other debt to become immediately due and payable. If we are unable to repay such amounts, the lenders under our credit facility and loan facility could proceed against the collateral granted to them to secure that debt. If those lenders accelerate the payment of the credit facility and loan facility, we cannot provide assurance that our assets would be sufficient to pay that debt and other debt or that we would be able to refinance such debt or borrow more money on terms acceptable to us, if at all. Our ability to comply with the covenants, and other terms and conditions, of the indentures, the credit facility and the loan facility may be affected by many events beyond our control, and we cannot provide assurance that our operating results will be sufficient to allow us to comply with the covenants.

      We expect to be in compliance with the covenants going forward, and we do not believe that any presently contemplated activities will be constrained. A prolonged period of low refining margins, however, would have a negative impact on our ability to borrow funds and to make expenditures for certain purposes and would have an impact on compliance with our debt covenants.

      Our high degree of leverage and these covenants may, among other things:

•	limit our ability to use cash flow, or obtain additional financing, for future working capital needs, capital expenditures, acquisitions or other general corporate purposes,

•	restrict our ability to pay dividends or purchase shares of our common stock,

•	require a substantial portion of our cash flow from operations to make debt service payments,

•	limit our flexibility to plan for, or react to, changes in business and industry conditions,

•	place us at a competitive disadvantage compared to less leveraged competitors, and

•	increase our vulnerability to the impact of adverse economic and industry conditions and, to the extent of our outstanding debt under our floating rate debt facilities, the impact of increases in interest rates.

      If we are unable to:

•	generate sufficient cash flow from operations,

•	borrow sufficient funds to service our debt, or

•	meet our working capital and capital expenditure requirements,

then, due to borrowing base restrictions, increased letter of credit requirements, or otherwise, we may be required to:

•	sell additional assets,

•	reduce capital expenditures,

•	refinance all or a portion of our existing debt, or

•	obtain additional financing.

      We cannot provide assurance that we will be able to do any of these things on terms acceptable to us, or at all.

      We presently have senior subordinated ratings of “B3” from Moody’s Investor Services and “B-” from Standard & Poor’s. At the present time, we have no indication from these agencies that they intend to change these ratings in the near future.

Cash Flow From Operations

      Our operating cash flows increased by $24,281,000 for the year ended December 31, 2003 compared to the year ended December 31, 2002, primarily as a result of an increase in net earnings before depreciation and amortization, amortization of financing costs, deferred income taxes, and net (gain) loss on disposal/ write-down of assets in 2003. This increase was offset in part by the use of cash in 2003 related to changes in working capital items while cash was provided by working capital items in 2002.

      Our cash flow from operations depends primarily on producing and selling quantities of refined products at margins sufficient to cover fixed and variable expenses. In recent years, crude oil costs and prices of refined products have fluctuated substantially. These costs and prices depend on numerous factors, including:

•	the supply of and demand for crude oil, gasoline and other refined products;

•	changes in the economy;

•	changes in the level of foreign and domestic production of crude oil and refined products;

•	worldwide political conditions;

•	the extent of government laws; and

•	local factors, including market conditions, pipeline capacity, and the level of operations of other refineries in our markets.

      Our crude oil requirements are supplied from sources that include major oil companies, large independent producers, and smaller local producers. Except for our long-term supply agreement with

Statoil, our crude oil supply contracts are generally relatively short-term contracts. These contracts generally contain market-responsive pricing provisions. An increase in crude oil prices could adversely affect our operating margins if we are unable to pass along the increased cost of raw materials to our customers.

      Our sale prices for refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing of the relative movement of the prices, however, as well as the overall change in product prices, could reduce profit margins and could have a significant impact on our refining and marketing operations, earnings, and cash flows. In addition, we maintain inventories of crude oil, intermediate products, and refined products, the values of which are subject to rapid fluctuation in market prices. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products could have a significant effect on our operating results. Any long-term adverse relationships between costs and prices could impact our ability to generate sufficient operating cash flows to meet our working capital needs. Furthermore, because of the significantly greater volume of products produced and sold by our Yorktown refinery, as compared to our other refining operations, we have a much larger exposure to volatile refining margins than we had in the past.

      Moreover, the industry is highly competitive. Many of our competitors are large, integrated oil companies which, because of their more diverse operations, larger refineries, stronger capitalization and better brand name recognition, may be better able than we are to withstand volatile industry conditions, including shortages or excesses of crude oil or refined products or intense price competition at the wholesale and retail levels. Because some of our competitors’ refineries are larger and more efficient than the our refineries, these refineries may have lower per barrel crude oil refinery processing costs.

      Our ability to borrow funds under our current revolving credit facility could be adversely impacted by low product prices that could reduce the borrowing base related to eligible accounts receivable and inventories. In addition, the structuring of the Statoil supply agreement will result in a lower availability of funds under the borrowing base calculation of our credit facility, but because of the terms of the Statoil agreement, our borrowing needs will be reduced. Our debt instruments also contain restrictive covenants that limit our ability to borrow funds if certain thresholds are not maintained. See the discussion above in “Capital Structure” for further information relating to these loan covenants.

      We anticipate that working capital, including that necessary for capital expenditures and debt service, will be funded through existing cash balances, cash generated from operating activities, existing credit facilities, and, if necessary, future financing arrangements. Future liquidity, both short and long-term, will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. Based on the current operating environment for all of our operations, we believe that we will have sufficient working capital to meet our needs over the next 12-month period.

Working Capital

      Working capital at December 31, 2003 consisted of current assets of $259,402,000 and current liabilities of $151,055,000, or a current ratio of 1.72:1. At December 31, 2002, the current ratio was 1.76:1, with current assets of $211,684,000 and current liabilities of $120,351,000.

      Current assets have increased since December 31, 2002 by $47,718,000, primarily due to increases in cash and cash equivalents, accounts receivable and inventories.

      Accounts receivable have increased primarily due to higher trade receivables, due in part to higher finished product selling prices. The receipt of $4,110,000 of income tax refunds in 2003 partially offset these account receivable increases.

      Inventories have increased primarily due to:

•	increases in refinery onsite crude oil volumes, primarily at Yorktown;

•	increases in crude oil and refined product prices;

•	increases in Yorktown, terminal, and Phoenix Fuel refined product volumes; and

•	increases in retail merchandise inventories.

      These increases were offset, in part, by decreases in refined product volumes at the Four Corners refineries and retail operations.

      Current liabilities have increased since December 31, 2002 by $30,704,000, primarily due to increases in accounts payable and accrued expenses. Accounts payable have increased primarily due to higher raw material and finished product costs. Accrued expenses have increased primarily as a result of higher fuel taxes payable and accruals for management incentive bonuses.

Capital Expenditures and Resources

      Net cash used in investing activities for capital expenditures totaled approximately $17,879,000 for the year ended December 31, 2003 and $12,990,000 for the year ended December 31, 2002. Expenditures for 2003 primarily were for turnaround expenditures at the Yorktown refinery and operational and environmental projects for the refineries and retail operations. Expenditures in 2002 were primarily for turnaround expenditures for the Ciniza and Bloomfield refineries, financial accounting software upgrades, and operational and environmental projects for the refineries and retail operations.

      We received proceeds of approximately $21,433,000 from the sale of property, plant and equipment and other assets in 2003 and $19,517,000 in 2002. Proceeds received in 2003 primarily were from the sale of our corporate headquarters building and approximately 8 acres of surrounding land, the sale of our travel center, and the sale of nine service station/convenience stores. Proceeds received in 2002 were primarily from the sale of 13 service station/convenience stores and vacant land. In connection with the sale of our headquarters building and surrounding land, we entered into a ten-year agreement to leaseback the building. A gain on the sale of this property of approximately $924,000 has been deferred and is being amortized over the original lease term. In the first quarter of 2004, we entered into an agreement to sell 40 acres of vacant land known as the Jomax property. Under the current terms of the agreement this transaction would close in the second quarter of 2004.

      We continue to monitor and evaluate our assets and may sell additional non-strategic or underperforming assets that we identify as circumstances allow. We also continue to evaluate potential acquisitions in our strategic markets, including lease arrangements.

      On May 14, 2002, we acquired the Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc. for $127,500,000 plus $65,182,000 for inventories, the assumption of certain liabilities, and a conditional earn-out, the maximum amount of which cannot exceed $25,000,000. We also incurred transaction costs of approximately $2,000,000 in connection with the acquisition. See Note 6 to our Consolidated Financial Statements in Item 8 for a more detailed discussion of this transaction.

      We financed our Yorktown refinery acquisition and the refinancing of our $100,000,000 of 9 3/4% Senior Subordinated Notes due 2003, with the proceeds from our $200,000,000 of 11% Senior Subordinated Notes due 2012, our revolving credit facility, our mortgage loan facility and cash on hand. We also paid approximately $17,436,000 of financing fees to various financial institutions in connection with these financing arrangements.

      As part of the Yorktown acquisition, we agreed to pay earn-out payments, up to a maximum of $25,000,000, to the sellers, beginning in 2003 and concluding at the end of 2005 based upon certain market value factors. For the year ended December 31, 2003, we paid $8,854,000 in earn-outs under the purchase agreement. For a further discussion of these earn-out payments see Note 6 to our Consolidated Financial Statements in Item 8.

      Following the acquisition of our Yorktown refinery, we developed a debt reduction strategy with the goal of reducing indebtedness by $50,000,000 prior to year-end 2002. The goal was to be accomplished by managing inventory to a lower level, reducing non-essential capital expenditures, and selling non-core and/or underperforming assets. Although we did not reach our goal in 2002, the strategy was carried forward into 2003. The result of the debt reduction strategy follows:

	2003 Reduction	2002 Reduction	Total Reduction

Revolving credit facility	$25,000,000	$35,000,000	$60,000,000
Term loan	10,222,000	7,778,000	18,000,000
Capital lease obligations	6,703,000	—	6,703,000

Total	$41,925,000	$42,778,000	$84,703,000

      These reductions were paid from operating cash flows and the proceeds from the sale of assets described above.

      In prior years, we initiated two capital projects relating to our Four Corners refinery operations, and capitalized costs associated with these projects of approximately $3,000,000. In the third quarter of 2003, we completed an ongoing evaluation of these projects and wrote off $901,000 of capitalized costs relating to one project after determining that it was no longer viable. We determined that the other project was potentially still viable and will continue to monitor it.

      We have budgeted for up to approximately $50,000,000 for capital expenditures in 2004 excluding any potential acquisitions. Of this amount, approximately $4,800,000 is for the completion of projects that were started in 2003. In addition, approximately $17,800,000 is budgeted for non-discretionary projects that are required by law or regulation or to maintain the physical integrity of existing assets. These expenditures are primarily for operational and environmental projects at our existing refineries, including approximately $7,200,000 for various processing unit turnarounds at our Ciniza refinery, and replacements and upgrades for our retail operations. Another $6,500,000 is budgeted for discretionary projects to sustain or enhance the current level of operations, increase earnings associated with existing or new business and to expand existing operations. This amount includes $5,300,000 for our retail operations to be used to build one new unit and for operational and service upgrades for other units. The remaining budget of $18,900,000 is for discretionary growth projects. This amount includes $17,500,000 for various upgrades at our Yorktown refinery to handle the crude oil we will be receiving under our recently announced long-term supply contract. Our budget also includes $2,000,000 for capital expenditure contingencies.

      In future years, we will be making substantial capital expenditures for government mandated environmental projects, including the low sulfur fuel requirements discussed previously. See discussions under the caption Regulatory, Environmental and Other Matters included in Items 1 and 2 for more details of these projects and below under the caption Clean Fuels and Consent Decree Expenditures.

      We continue to investigate other capital improvements to our existing facilities. The amount of capital projects that are actually undertaken in 2004 will depend on, among other things, general business conditions and results of operations.

      Much of the capital currently budgeted for environmental compliance is integrally related to operations or to operationally required projects. We do not specifically identify capital expenditures related to such projects on the basis of whether they are for environmental as opposed to economic purposes. With respect to capital expenditures budgeted primarily to satisfy environmental regulations, we estimate that the following amounts were spent:

•	2003 — $2,468,000

•	2002 — $565,000; and

•	2001 — $1,900,000.

      We anticipate that approximately $6,290,000 will be spent in 2004 primarily to satisfy environmental regulations.

      With respect to our operating expenses for environmental compliance, while records are not kept specifically identifying or allocating such expenditures, we believe that we incur significant operating expense for such purposes.

      Changes in the tax laws and changes in federal and state environmental laws also may increase future capital and operating expenditure levels.

Long-Term Commitments

      Included in the table below is a list of our obligations to make future payments under contracts and other agreements, as well as certain other contingent commitments.

	Payments Due

							All Remaining
	Total	2004	2005	2006	2007	2008	Years

	(In thousands)
Long-Term Debt*	$372,017	$11,128	$10,889	$—	$150,000	$—	$200,000
Operating Leases	37,529	6,034	4,890	4,229	3,408	2,878	16,090
Purchase Obligations:
Raw Material Purchases	2,013,954	281,701	453,617	427,196	429,936	421,504	—
Finished Product Purchases	13,167	13,167	—	—	—	—	—
Services	328	140	113	75	—	—	—

Total	2,027,449	295,008	453,730	427,271	429,936	421,504	—

Other Long-Term Obligations:
Aggregate environmental reserves	7,592	1,253	1,061	2,456	923	663	1,236
Pension Obligations	2,200	2,200	—	—	—	—	—
Aggregate Litigation Reserves	573	573	—	—	—	—	—
Interest Obligations	235,240	36,601	36,037	35,500	30,987	22,000	74,115

Total	245,605	40,627	37,098	37,956	31,910	22,663	75,351

Total Obligations	$2,682,600	$352,797	$506,607	$469,456	$615,254	$447,045	$291,441

*	Excluding original issue discount.

      The amounts set out in the table, including payment dates, are our best estimates at this time, but may vary as circumstances change or we become aware of additional facts.

      Raw material and finished product purchases were determined by multiplying contract volumes by the price determined under the contract as of December 31, 2003, or if the contract was not in effect at December 31, 2003, as if the contract was in effect as of December 31, 2003. The contracts underlying these calculations all have variable pricing arrangements.

      The above table does not include amounts for outstanding purchase orders at December 31, 2003, amounts under contracts that are cancelable by either party upon giving notice, and amounts under agreements that are based on a percentage of sales, such as credit card processing fees.

      We cannot estimate our future pension expenditures beyond 2004. We are obligated to make a lump-sum payment to the pension retirement plan each year. Not included in the table are certain retiree medical and asset retirement obligations for which annual funding is not required. Our asset retirement obligations are discussed in more detail in Note 4 to our Consolidated Financial Statements in Item 8 and our pension plan and retiree medical plan obligations are described in more detail in Note 17.

      The indentures governing our notes and our credit facility and loan facility contain restrictive covenants and other terms and conditions that if not maintained, if violated, or if certain conditions are met, could result in default, early redemption of the notes, affect our ability to borrow funds, make certain payments, or engage in certain activities. A default under any of the notes, the credit facility or the loan facility could cause such debt, and by reason of cross-default provisions, our other debt to become immediately due and payable.

      Included in the table below is a list of our commitments under our revolving credit facility.

	Amount of Commitment Expiration

							All Remaining
Other Commercial Commitments	Total	2004	2005	2006	2007	2008	Years

	(In thousands)
Line of Credit* (including Standby Letters of Credit)	$100,000	$—	$100,000	$—	$—	$—	$—
Standby Letters of Credit	36,961	36,961	—	—	—	—	—

*	Standby letters of credit reduce the availability of funds for direct borrowings under the line of credit. At December 31, 2003 there were no direct borrowings under the line of credit.

      We purchase crude oil and other feedstocks from a number of suppliers to operate our refineries. We acquire the feedstocks for our Yorktown refinery from a number of domestic and international suppliers. As to Yorktown, we have not historically participated in these markets, and as such, have not had a credit relationship with these suppliers. Several of these suppliers required us to provide letters of credit for either a portion or the full amount of our purchases, due to the weak economy and the poor profitability experienced by refiners and marketers, including ourselves, throughout 2002. Due to our improved financial condition and the overall improvement in our refining fundamentals in 2003, we will be working with these suppliers to reduce or eliminate these letter of credit requirements.

      The availability of letters of credit under our credit facility is $50,000,000. Our inability to post satisfactory letters of credit could constrain our ability to purchase feedstocks on the most beneficial terms.

Clean Fuels and Consent Decree Expenditures

      See discussions under the caption Regulatory, Environmental and Other Matters included in Items 1 and 2 and Note 20 to our Consolidated Financial Statements in Item 8 for more details of these projects.

      The following table shows amounts we anticipate spending to meet certain clean fuel regulations and to comply with an environmental consent decree that requires certain actions to be taken at our Yorktown refinery. The table does not include amounts for which environmental accruals have been established, which are instead included in the long-term commitments table above. These amounts are our best estimates at this time, but may vary as circumstances change or we become aware of additional facts.

Projected Capital Expenditures	Amount

Yorktown — Clean Fuels	$70,000
Four Corners — Clean Fuels	20,000
RFI/ CMS — Sewer System	5,000
Yorktown Consent Decree	27,000

Total Anticipated Cash Obligations	$122,000

      The amounts shown in the above table are the high end of our estimated costs for these projects. We anticipate that the costs could be between the following ranges:

•	Yorktown — Clean Fuels — $60,000,000 to $70,000,000

•	Four Corners — Clean Fuels — $15,000,000 to $20,000,000

•	RFI/ CMS — Sewer System — $3,000,000 to $5,000,000

•	Consent Decree — $20,000,000 to $27,000,000

Cash Requirements

      We believe we will have sufficient resources to meet our working capital requirements, including that necessary for capital expenditures and debt service, over the next 12-month period because of:

•	an improved operating environment for all of our operations;

•	current cash balances;

•	availability of funds under our revolving credit facility; and

•	compliance with our debt covenants.

      In order to create additional flexibility and to assist us in meeting future anticipated expenditures, we are in the process of evaluating a number of strategies to further reduce debt and interest expense. Until these strategies are implemented, we will use operating cash flows and borrowings under our revolving credit facility to meet our commitments.

Stock Repurchases and Dividends

      Our board of directors had previously authorized the repurchase of up to 2,900,000 shares of our common stock. This share repurchase program was discontinued in 2002. Over the life of the program we repurchased 2,582,566 shares for approximately $25,716,000, resulting in a weighted average cost of approximately $9.96 per share. The repurchased shares are treated as treasury shares and are available for a number of corporate purposes including, among other things, for options, bonuses, and other employee stock benefit plans.

      We currently do not pay dividends on our common stock. The board of directors will periodically review our policy regarding the payment of dividends. Any future dividends are subject to the results of our operations, declaration by the board of directors, and existing debt covenants.

Related Party Transactions

      In the past, we engaged in a number of transactions with related parties, primarily James E. Acridge, our former Chairman, President and Chief Executive Officer (the “Former CEO”). Certain of these transactions are summarized in the table below.

	Material Related Party
	Transactions

Transaction	2003	2002	2001

Purchase of Jomax Real Property	N/A	N/A	$5,000,000
Purchase of Jomax Rights	N/A	N/A	$600,000
Purchase of Artwork for Corporate Headquarters	N/A	N/A	$162,550
Purchase of Stock	N/A	N/A	$3,520,000
Principal Amount of Loan Receivable at the end of each year	N/A	N/A	$5,000,000
Interest Income on Loan	N/A	N/A	$537,499
Interest Receivable at 12/31	N/A	N/A	$394,384
Other Receivables at 12/31	N/A	N/A	$88,338
Other Amounts Classified as Compensation	N/A	N/A	$696,204
Other Receipts	N/A	N/A	$(39,440)

      For a discussion of the matters included in the above table, see Note 9 to our Consolidated Financial Statements included in Item 8.

      Excluded from the above table are a number of immaterial transactions involving ourselves and our former CEO or entities controlled, or previously controlled, by our former CEO, including: (1) amounts paid to us for purchases of fuel; (2) payments made to entities controlled, or previously controlled, by our former CEO for events held at facilities owned by such entities; (3) reimbursements for certain landscaping and maintenance services provided for our former CEO and entities controlled, or previously controlled, by our former CEO; and (4) the value of products and services provided to us by our former CEO or entities controlled, or previously controlled, by him. Various immaterial amounts involving other related parties are also excluded from the table. Additionally, in 2002, we extended for one year the period of time that our former CEO had to exercise a grant of 55,800 stock options. These stock options were due to expire on June 27, 2002 due to our former CEO’s termination on March 29, 2002. Because the extension changed the terms of the original stock option grant under our 1998 Stock Incentive Plan, we recorded compensation expense in the amount of $79,500.

      All of the material foregoing transactions were reviewed and approved by our board of directors or committees of the board.

      As discussed in more detail in Note 20 to our Consolidated Financial Statements included in Item 8, our former CEO, and three entities controlled by our former CEO, have commenced Chapter 11 bankruptcy proceedings. We are pursuing claims in the bankruptcy proceedings for, among other things, the following:

•	the loan and related interest discussed above,

•	the other receivables outstanding discussed above,

•	approximately $700,000 of costs incurred through December 31, 2003 to resolve a lease dispute and related litigation in which an entity controlled by our former CEO was a sublessee of ours and a limited liability company in which the bankruptcy estate of an entity controlled by Mr. Acridge formerly owned a 51% interest is the Landlord (costs incurred subsequent to December 31, 2003 also will be pursued),

•	approximately $124,000 for the time spent by an employee of ours on projects for entities controlled, or previously controlled, by our former CEO,

•	approximately $89,000 for landscaping services provided by our employees that benefited our former CEO;

•	approximately $15,600 for what we believe are non-company expenses incurred by our former CEO on one of our credit cards, and

•	approximately $1,400 of other miscellaneous amounts.

      We do not know whether, and to what extent, creditors, including ourselves, will receive any recovery on their respective debts from any of the four bankruptcy estates.

      In addition, with respect to the lease dispute described above, we have demanded reimbursement of amounts paid to resolve the dispute from an entity controlled by our former CEO that is not involved in bankruptcy. We do not know whether we will receive any of the amounts we are attempting to recover.

Risk Management

      We are exposed to various market risks, including changes in certain commodity prices and interest rates. To manage the volatility relating to these normal business exposures, we may, from time to time, use commodity futures and options contracts to reduce price volatility, to fix margins in our refining and marketing operations, and to protect against price declines associated with our crude oil and finished products inventories. Our policies for the use of derivative financial instruments set limits on quantities, require various levels of approval and require review and reporting procedures.

      In 2003 and 2002, we entered into various crude oil and gasoline futures contracts to economically hedge crude oil and other inventories and purchases for our Yorktown refinery operations. For the year ended December 31, 2003, we recognized losses on these contracts of approximately $1,594,000 in cost of products sold. For the year ended December 31, 2002, we recognized losses on similar contracts of approximately $1,637,000. These transactions did not qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and accordingly were marked to market each month. There were no open crude oil futures contracts or other commodity derivative contracts at December 31, 2003.

      Our credit facility is floating-rate debt tied to various short-term indices. As a result, our annual interest costs associated with this debt may fluctuate. At December 31, 2003, there were no direct borrowings outstanding under this facility.

      Our loan facility is floating-rate debt tied to various short-term indices. As a result, our annual interest costs associated with this debt may fluctuate. At December 31, 2003, there was $22,000,000 outstanding under this facility. The potential increase in annual interest expense from a hypothetical 10% adverse change in interest rates on these borrowings at December 31, 2003, would be approximately $24,600.

      Our operations are subject to the normal hazards, including fire, explosion and weather-related perils. We maintain various insurance coverages, including business interruption insurance, subject to certain deductibles. We are not fully insured against some risks because some risks are not fully insurable, coverage is unavailable or premium costs, in our judgment, do not justify such expenditures.

      Credit risk with respect to customer receivables is concentrated in the geographic areas in which we operate and relates primarily to customers in the oil and gas industry. To minimize this risk, we perform ongoing credit evaluations of our customers’ financial position and require collateral, such as letters of credit, in certain circumstances.

Other

      Federal, state and local laws relating to the environment, health and safety affect nearly all of our operations. As is the case with other companies engaged in similar industries, we face significant exposure from actual or potential claims and lawsuits involving environmental, health and safety matters. These matters include soil and water contamination, air pollution and personal injuries or property damage allegedly caused by substances made, handled, used, released or disposed of by us or by our predecessors.

      Various laws govern the investigation and remediation of contamination at our current and former properties, as well as at third-party sites to which we sent wastes for disposal. We may be held liable for contamination existing at our current or former properties even though a prior operator of the site, or other third party, caused the contamination. We also may be held responsible for costs associated with contamination cleanup at third-party disposal sites even if the original disposal activities met all applicable regulatory requirements at the time. We are now engaged in a number of these remediation projects.

      Our future expenditures for compliance with environmental, health and safety matters cannot be estimated in many circumstances for various reasons. These reasons include:

•	the speculative nature of remediation and cleanup cost estimates and methods;

•	imprecise and conflicting data regarding the hazardous nature of various substances;

•	the number of other potentially responsible parties involved;

•	defenses that may be available to us; and

•	changing environmental, health and safety laws, including changing interpretations of these laws.

      We cannot give assurance that compliance with laws, investigations, enforcement proceedings, private-party claims, or cleanup requirements will not have a material adverse effect on our business, financial condition or operating results. For a further discussion of environmental, health and safety matters affecting our operations, see the discussion of these matters contained in Items 1 and 2 under the heading “Regulatory, Environmental and Other Matters.”

      Rules and regulations implementing federal, state and local laws relating to the environment, health and safety will continue to affect our operations. We cannot predict what new environmental, health or safety legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or enforced with respect to our products or activities. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could have an adverse effect on our financial position and operating results and could require substantial expenditures by us for, among other things:

•	the installation and operation of refinery equipment, pollution control systems and other equipment not currently possessed by us;

•	the acquisition or modification of permits applicable to our activities; and

•	the initiation or modification of cleanup activities.

      As of December 31, 2003 and 2002, we had environmental liability accruals of approximately $7,592,000 and $8,367,000, respectively, and litigation accruals of approximately $573,000 and $349,000, respectively. The environmental liability accruals summarized in the table below are recorded in the current and long-term sections of our Consolidated Balance Sheets. Note 20 to our Consolidated Financial Statements in Item 8 contains a more detailed discussion of the more significant of these projects.

Summary of Accrued Environmental Contingencies

	As of	Increase		As of	Increase		As of
	12/31/01	(Decrease)	Payments	12/31/02	(Decrease)	Payments	12/31/03

	(In thousands)
Farmington Refinery	$570	$—	$—	$570	$—	$—	$570
Ciniza — Land Treatment Facility	208	—	(19)	189	—	(3)	186
Bloomfield Tank Farm (Old Terminal)	149	(48)	(12)	89	—	(22)	67
Ciniza — Solid Waste Management Units	286	—	(11)	275	—	—	275
Bloomfield Refinery	977	(412)	(255)	310	—	(43)	267
Ciniza Well Closures	100	—	—	100	40	—	140
Retail Service Stations — Various	194	—	(75)	119	60	(33)	146
East Outfall — Bloomfield	—	—	—	—	202	(177)	25
Yorktown Refinery	—	7,500	(785)	6,715	—	(799)	5,916

Totals	$2,484	$7,040	$(1,157)	$8,367	$302	$(1,077)	$7,592

      We have a “cash balance” retirement plan and a retiree medical plan for the employees of our Yorktown refinery. These plans contain many of the same features of plans that were in place for the employees of the former owners. All Yorktown employees meeting the eligibility requirements are automatically included in the cash plan. We must make a lump-sum payment to the cash plan each year. The medical plan is a defined post-retirement benefit plan. The medical plan will pay a percentage of the medical premium for coverage under the plan. Coverage is available to full-time Yorktown employees who are age 50 or older with 10 or more years of service. Note 17 to our Consolidated Financial Statements contains a more detailed discussion of these plans.

      As previously discussed, lawsuits have been filed in over 20 states alleging that MTBE, a blendstock used by many refiners in producing specially formulated gasoline, has contaminated water wells. For a discussion of MTBE lawsuits filed against us, see Note 20 to our Consolidated Financial Statements in Item 8, captioned “Commitments and Contingences.”

      In February 2003, we filed a complaint against the United States in the United States Court of Federal Claims in connection with military jet fuel that we sold to the Defense Energy Support Center from 1983 through 1994. We asserted that the federal government underpaid us for jet fuel by approximately $17,000,000. For a discussion of this matter, see Note 20 to our Consolidated Financial Statements in Item 8, captioned “Commitments and Contingencies.”

      Our Ciniza and Bloomfield refineries primarily process a mixture of high gravity, low sulfur crude oil, condensate and natural gas liquids. The locally produced, high quality crude oil known as Four Corners Sweet is the primary feedstock for these refineries. Our current projections of Four Corners crude oil production indicate that our crude oil demand will exceed the crude oil supply that is available from local sources for the foreseeable future. We expect to operate the Ciniza and Bloomfield refineries at lower levels than otherwise would be scheduled as a result of shortfalls in Four Corners crude oil production. For a further discussion of raw material supply for our refineries, see the discussion contained in Items 1 and 2 under the heading “Raw Material Supply.”

      We are aware of a number of actions, proposals or industry discussions regarding product pipeline projects that could impact portions of our marketing areas. The completion of some or all of these projects would result in increased competition by increasing the amount of refined products potentially available in our markets, as well as improving competitor access to these areas. It also could result in new opportunities for us, as we are a net purchaser of refined products in some of these areas. For a further discussion of the potential impact of pipeline projects on our operations, as well as other competitive factors affecting these operations, see the discussion of competitive factors contained in Items 1 and 2 under the heading “Competitive Conditions.”

      Our refining activities are conducted at our two refinery locations in New Mexico and the Yorktown refinery in Virginia. These refineries constitute a significant portion of our operating assets, and the two New Mexico refineries supply a significant portion of our retail operations. As a result, our operations would be significantly interrupted if any of the refineries were to experience a major accident, be damaged by severe weather or other natural disaster, or otherwise be forced to shut down. If any of the refineries were to experience an interruption in supply or operations, our business, financial condition and operating results could be materially and adversely affected.

      On March 29, 2002, the board of directors terminated James E. Acridge as our President and Chief Executive Officer and replaced him as Chairman of the Board, although he currently remains on the board of directors. For a further discussion of matters relating to Mr. Acridge, see the discussion included under the caption “Related Party Transactions” included in Item 7 and in Notes 9 and 20 to our Consolidated Financial Statements in Item 8.

Forward-Looking Statements

      This report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934. These statements are included throughout this report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements relate to projections of capital expenditures and other financial items. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, acquisitions, dispositions, margins, profitability, liquidity and capital resources. We have used the words “believe,” “expect,” “anticipate,” “estimate,” “could,” “plan,” “intend,” “may,” “project,” “predict,” “will” and similar terms and phrases to identify forward-looking statements in this report.

      Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate, and the forward-looking statements based on these assumptions could be incorrect. While we have made these forward-looking statements in good faith and they reflect our current judgment regarding such matters, actual results could vary materially from the forward-looking statements.

      Actual results and trends in the future may differ materially depending on a variety of important factors. These important factors include the following:

•	the availability of crude oil and the adequacy and costs of raw material supplies generally;

•	our ability to negotiate new crude oil supply contracts;

•	the risk that our long-term crude oil supply agreement with Statoil will not supply a significant portion of the crude oil needs of our Yorktown refinery over the term of the agreement, and will not reduce our crude oil costs, improve our high-value product output, contribute significantly to higher earnings, improve our competitiveness, or reduce the impact of crude oil markets’ pricing volatility;

•	our ability to successfully manage the liabilities, including environmental liabilities, that we assumed in the Yorktown acquisition;

•	our ability to obtain anticipated levels of indemnification;

•	competitive pressures from existing competitors and new entrants, including the potential effects of various pipeline projects and various actions that have been undertaken to increase the supply of refined products to El Paso, Texas;

•	volatility in the difference, or spread, between market prices for refined products and crude oil and other feedstocks;

•	the risk that our operations will not remain competitive and realize acceptable sales volumes and margins in those markets where they currently do so;

•	our ability to adequately control operating expenses and non-essential capital expenditures;

•	the risk of increased costs resulting from employee matters, including unionization efforts and increased employee benefit costs;

•	the risk that we will not receive the expected amounts from the potential sale of assets;

•	state, federal or tribal legislation or regulation, or findings by a regulator with respect to existing operations, including the impact of government-mandated specifications for gasoline and diesel fuel on our operations;

•	unplanned or extended shutdowns in refinery operations;

•	the risk that we will not remain in compliance with covenants, and other terms and conditions, contained in our notes, credit facility and loan facility;

•	the risk that we will not be able to post satisfactory letters of credit;

•	general economic factors affecting our operations, markets, products, services and prices;

•	unexpected environmental remediation costs;

•	weather conditions affecting our operations or the areas in which our products are refined or marketed;

•	the risk we will be found to have substantial liability in connection with existing or pending litigation;

•	the occurrence of events that cause losses for which we are not fully insured; and

•	other risks described elsewhere in this report or described from time to time in our other filings with the Securities and Exchange Commission.

      All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entity by the previous statements. Forward-looking statements we make represent our judgment on the dates such statements are made. We assume no obligation to update any information contained in this report or to publicly release the results of any revisions to any forward-looking statements to reflect events or circumstances that occur, or that we become aware of, after the date of this report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      The information required by this item is incorporated herein by reference to the “Risk Management” section in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Giant Industries, Inc.
Scottsdale, Arizona

      We have audited the accompanying consolidated balance sheets of Giant Industries, Inc. and subsidiaries (“the Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Giant Industries, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the financial statements, in 2003 the Company changed its method of accounting for asset retirement obligations to comply with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Asset Retirement Obligations” and in 2002 the Company changed its method of accounting for goodwill and other intangible assets to comply with SFAS No. 142, “Goodwill and Other Intangible Assets” and changed its method of accounting for the impairment or disposal of long-lived assets to comply with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 12, 2004

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$27,263	$10,168
Receivables:
Trade, less allowance for doubtful accounts of $390 and $650	76,926	69,311
Income tax refunds	1,393	4,359
Other	4,469	2,418

	82,788	76,088

Inventories	133,621	107,782
Prepaid expenses and other	8,030	7,877
Deferred income taxes	7,700	9,769

Total current assets	259,402	211,684

Property, plant and equipment	628,718	626,574
Less accumulated depreciation and amortization	(235,539)	(211,576)

	393,179	414,998

Goodwill	24,578	19,465
Assets held for sale	5,190	24,404
Other assets	25,005	31,735

	$707,354	$702,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,128	$10,251
Accounts payable	86,651	67,282
Accrued expenses (Note 12)	53,276	42,818

Total current liabilities	151,055	120,351

Long-term debt, net of current portion	355,601	398,069
Deferred income taxes	39,092	37,612
Other liabilities and deferred income	22,170	18,937
Commitments and contingencies (Notes 4,6,7,9,13,14,16,17,18,19,20)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, none issued
Common stock, par value $.01 per share, 50,000,000 shares authorized, 12,537,535 and 12,323,759 shares issued	126	123
Additional paid-in capital	74,660	73,763
Retained earnings	101,104	89,885

	175,890	163,771
Less common stock in treasury — at cost, 3,751,980 shares	(36,454)	(36,454)

Total stockholders’ equity	139,436	127,317

	$707,354	$702,286

The accompanying notes are an integral part of these consolidated financial statements.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net revenues	$1,808,259	$1,249,286	$907,327
Cost of products sold (excluding depreciation and amortization)	1,510,981	1,042,606	692,685

Gross margin	297,278	206,680	214,642
Operating expenses	164,214	126,252	98,646
Depreciation and amortization	36,776	35,058	30,789
Selling, general and administrative expenses	30,617	25,555	29,041
Net loss (gain) on the disposal/write-down of assets	1,837	(741)	5,009
Allowance for related party note and interest receivable	—	—	5,409

Operating income	63,834	20,556	45,748
Interest expense	(38,993)	(36,308)	(24,098)
Amortization/write-off of financing costs	(4,696)	(3,256)	(764)
Interest and investment income	163	432	1,661

Earnings (loss) from continuing operations before income taxes	20,308	(18,576)	22,547
Provision (benefit) for income taxes	7,971	(7,477)	8,702

Earnings (loss) from continuing operations	12,337	(11,099)	13,845

Discontinued operations (Note 7)
Loss from operations of discontinued retail assets	(736)	(2,100)	(1,236)
Gain on disposal	279	6,463	—
Net loss on asset sales/write-downs	(233)	(1,310)	(1,203)

	(690)	3,053	(2,439)
(Benefit) provision for income taxes	(276)	1,221	(975)

(Loss) earnings from discontinued operations	(414)	1,832	(1,464)

Cumulative effect of change in accounting principle, net of income tax benefit of $468 (Note 4)	(704)	—	—

Net earnings (loss)	$11,219	$(9,267)	$12,381

Net earnings (loss) per common share:
Basic
Continuing operations	$1.41	$(1.29)	$1.56
Discontinued operations	(0.05)	0.21	(0.16)
Cumulative effect of change in accounting principle	(0.08)	—	—

	$1.28	$(1.08)	$1.40

Assuming dilution
Continuing operations	$1.40	$(1.29)	$1.55
Discontinued operations	(0.05)	0.21	(0.16)
Cumulative effect of change in accounting principle	(0.08)	—	—

	$1.27	$(1.08)	$1.39

The accompanying notes are an integral part of these consolidated financial statements.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock

			Additional		Treasury Stock		Total
	Shares	Par	Paid-in	Retained			Stockholders’
	Issued	Value	Capital	Earnings	Shares	Cost	Equity

	(In thousands, except number of shares)
Balances, January 1, 2001	12,282,688	$122	$73,099	$87,262	3,334,680	$(32,780)	$127,703
Purchase of treasury stock	—	—	—	—	417,300	(3,674)	(3,674)
Stock options exercised	126,601	2	1,105	—	—	—	1,107
Shares cancelled on net exercise of stock options	(103,430)	(1)	(615)	(491)	—	—	(1,107)
Net earnings	—	—	—	12,381	—	—	12,381

Balances, December 31, 2001	12,305,859	123	73,589	99,152	3,751,980	(36,454)	136,410
Stock options exercised	17,900	—	94	—	—	—	94
Stock option compensation	—	—	80	—	—	—	80
Net loss	—	—	—	(9,267)	—	—	(9,267)

Balances, December 31, 2002	12,323,759	123	73,763	89,885	3,751,980	(36,454)	127,317
401(k) plan contribution	213,776	3	897	—	—	—	900
Net earnings	—	—	—	11,219	—	—	11,219

Balances, December 31, 2003	12,537,535	$126	$74,660	$101,104	3,751,980	$(36,454)	$139,436

The accompanying notes are an integral part of these consolidated financial statements.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$11,219	$(9,267)	$12,381
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	704	—	—
Depreciation and amortization, including discontinued operations	37,517	37,134	33,111
Amortization/write-off of financing costs	4,696	3,256	764
Deferred income taxes	7,971	131	4,170
Deferred lease expense	—	—	296
Allowance for related party note and interest receivable	—	—	5,409
Net loss (gain) on the disposal/writedown of assets included in continuing operations	1,837	(741)	5,009
Net (gain) loss on disposal/writedown of assets included in discontinued operations	(46)	(5,153)	1,203
Interest received on related party note receivable	—	—	938
Interest accrued on related party note receivable	—	—	(537)
Other	7	(171)	1,343
Changes in operating assets and liabilities, excluding the effects of the Yorktown acquisition in 2002:
(Increase) decrease in receivables	(6,700)	(32,558)	32,177
(Increase) decrease in inventories	(25,386)	18,831	(4,645)
Increase (decrease) in prepaid expenses and other	(210)	(4,230)	(133)
Increase (decrease) in accounts payable	19,369	25,027	(24,206)
Increase (decrease) in accrued expenses	11,371	5,809	(2,024)

Net cash provided by operating activities	62,349	38,068	65,256

Cash flows from investing activities:
Yorktown refinery acquisition	—	(194,733)	—
Capital expenditures	(17,879)	(12,990)	(57,056)
Purchases of other assets	—	—	(5,602)
Refinery acquisition contingent payment	(8,854)	—	(5,139)
Proceeds from sale of property, plant and equipment and other assets	21,433	19,517	7,889

Net cash used by investing activities	(5,300)	(188,206)	(59,908)

Cash flows from financing activities:
Proceeds of long-term debt	—	234,144	—
Payments of long-term debt	(14,954)	(107,822)	(1,429)
Proceeds from line of credit	96,000	93,000	—
Payments on line of credit	(121,000)	(68,000)	—
Purchase of treasury stock	—	—	(3,674)
Deferred financing costs	—	(17,436)	(537)
Proceeds from exercise of stock options	—	94	—

Net cash (used) provided by financing activities	(39,954)	133,980	(5,640)

Net increase (decrease) in cash and cash equivalents	17,095	(16,158)	(292)
Cash and cash equivalents:
Beginning of year	10,168	26,326	26,618

End of year	$27,263	$10,168	$26,326

Income taxes (refunded)/paid	$(2,960)	$(3,466)	$4,675

Interest paid	$38,645	$34,426	$24,135

The accompanying notes are an integral part of these consolidated financial statements.

      Significant Noncash Investing and Financing Activities. On January 1, 2003, in accordance with SFAS No. 143, we recorded an asset retirement obligation of $2,198,000, asset retirement costs of $1,580,000 and related accumulated depreciation of $674,000. We also reversed a previously recorded asset retirement obligation for $120,000, and recorded a cumulative effect adjustment of $1,172,000 ($704,000 net of taxes). See Note 4. On April 3, 2003, we contributed 213,776 newly issued shares of our common stock, valued at $900,000, to our 401(k) plan as a discretionary contribution for the year 2002. On September 30, 2003, we paid off certain capital lease obligations by paying approximately $4,703,000 in cash and by applying a $2,000,000 deposit that had been included in “Other Assets”. On November 4, 2003, we sold our corporate headquarters building and approximately 8 acres of surrounding land. In connection with the sale, we entered into a ten-year agreement to lease back our corporate headquarters building. The gain on the sale of the property of approximately $924,000 has been deferred and is being amortized over the original lease term. During 2002, we issued $200,000,000 of 11% Senior Subordinated Notes at a discount of $5,856,000. During 2001, we received 103,430 shares of our own common stock valued at approximately $1,107,000 from James E. Acridge, our former Chairman, President and Chief Executive Officer (the “Former CEO”), as payment for the exercise by the Former CEO of 126,601 common stock options. These shares were immediately cancelled. In addition, we repurchased, for cash, 59 service station/ convenience stores from FFCA Capital Holding Corporation (“FFCA”) for approximately $38,052,000 plus closing costs. These service station/convenience stores had been sold to FFCA in a sale-leaseback transaction completed in December 1998. Certain deferrals on the Balance Sheet relating to the sale-leaseback transaction reduced the cost basis of the assets recorded in “Property, Plant and Equipment” by approximately $1,736,000. These deferrals included a deferred gain on the original sale to FFCA and deferred lease allocations included in “Other Liabilities and Deferred Income,” and deferred costs associated with the original sale included in “Other Assets.”

The accompanying notes are an integral part of these consolidated financial statements.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies:

Organization

      Giant Industries, Inc., through our subsidiary Giant Industries Arizona, Inc. and its subsidiaries, refines and sells petroleum products. We do this:

•	On the East Coast — primarily in Virginia, Maryland, and North Carolina, and

•	In the Southwest — primarily in New Mexico, Arizona, and Colorado, with a concentration in the Four Corners area where these states meet.

      In addition, our Phoenix Fuel Co., Inc. subsidiary distributes commercial wholesale petroleum products primarily in Arizona.

      We have three business units:

•	Our refining group,

•	Our retail group, and

•	Phoenix Fuel

      See Note 3 for a further discussion of business segments and Notes 6 and 7 for recent acquisitions and dispositions.

Principles of Consolidation

      Our consolidated financial statements include the accounts of Giant Industries, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements

      The preparation of our consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Revenues

      Our business units recognize revenues when realized and earned with all of the following criteria being met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectibility is reasonably assured.

      Excise and other similar taxes are excluded from net revenues.

Statements of Cash Flows

      We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives

      Our policies for the use of derivative financial instruments set limits on quantities, require various levels of approval, and require review and reporting procedures.

      We are exposed to various market risks, including changes in certain commodity prices and interest rates. To manage the volatility relating to these normal business exposures, from time to time, we use commodity futures and options contracts to reduce price volatility, to fix margins in our refining and marketing operations, and to protect against price declines associated with our crude oil and finished products inventories. For purposes of the Statement of Cash Flows, such transactions are considered to be operating activities.

      Gains and losses on all transactions that do not qualify for hedge accounting are reflected in earnings in the period that they occur.

      We had no open commodity futures or options contracts at December 31, 2003.

Concentration of Credit Risk

      Our credit risk with respect to customer receivables is concentrated in the geographic areas in which we operate and relates primarily to customers in the oil and gas industry. To minimize this risk, we perform ongoing credit evaluations of our customers’ financial position and require collateral, such as letters of credit, in certain circumstances. We maintain our cash and cash equivalents with federally insured banking institutions or other financial service providers. From time to time, balances maintained in these institutions may exceed amounts that are federally insured. All of the financial institutions we use are major banking institutions and reputable financial service providers.

Trade Receivables

      Our trade receivables result primarily from the sale of refined products, various grades of gasoline and diesel fuel, lubricants, and merchandise from our three refineries and Phoenix Fuel. These sales are made to independent wholesalers and retailers, industrial/commercial accounts and major oil companies. In addition, our service station/convenience stores sell refined products, merchandise, and food products, some of which are purchased by the customer by use of a credit card.

      We extend credit to our refining and Phoenix Fuel customers based on criteria established by our management, including ongoing credit evaluations. We usually extend credit on an unsecured basis, but we may require collateral, such as letters of credit, in some circumstances. An allowance for doubtful accounts is provided based on a number of factors that include, but are not limited to, the current evaluation of each customer’s credit risk; the delinquent status of a customer’s account; collection efforts made; current economic conditions; past experience and other available information. Uncollectible trade receivables are charged against the allowance for doubtful accounts when we have exhausted all reasonable efforts to collect the amounts due, including litigation if the amounts and circumstances warrant such action. The allowance for doubtful accounts is reflected in our Consolidated Balance Sheets as a reduction of trade receivables.

      Our trade receivables are pledged as collateral for borrowings under our revolving credit facility. At December 31, 2003 and 2002, there was $0 and $25,000,000, respectively, of direct borrowings outstanding under this facility.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our major categories of trade receivables are as follows:

	2003	2002

Trade	$75,529	$66,944
Credit cards	1,397	2,367

	$76,926	$69,311

Inventories

      Our inventories are stated at the lower of cost or market. Costs for crude oil and refined products produced by our refineries, and the lubricants and other merchandise of Phoenix Fuel, are determined by the last-in, first-out (“LIFO”) method. Costs for our retail, exchange and terminal refined products inventories and shop supplies are determined by the first-in, first-out (“FIFO”) method. Costs for merchandise inventories at our retail locations are determined by the retail inventory method. See Note 10 for additional information on inventories.

Property, Plant and Equipment

      Our property, plant and equipment are stated at cost and are depreciated on the straight-line method over their respective estimated useful lives.

      The estimated useful lives for our various categories of property, plant and equipment are:

Buildings and improvements	7-30 years
Machinery and equipment	3-24 years
Pipelines	30 years
Furniture and fixtures	2-15 years
Vehicles	3-7 years

      Routine maintenance, repairs and replacement costs are charged against earnings as incurred. Turnaround costs, which consist of complete shutdown and inspection of significant units of the refineries at intervals of two or more years for necessary repairs and replacements, are deferred and amortized over the period until the next expected shutdown, which generally ranges from 24 to 60 months depending on the type of shutdown and the unit involved. For turnaround purposes, we divide the operating units at our Yorktown refinery into three major groups. Each of these major groups has a major turnaround every five years. For our Four Corners refineries, major turnarounds are generally scheduled every four years, but may be more frequent for some units. Unscheduled maintenance shutdowns may also occur at the refineries from time to time. Expenditures that materially increase values, expand capacities or extend useful lives are capitalized. Interest expense is capitalized as part of the cost of constructing major facilities and equipment.

      In December 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) submitted an exposure draft of a proposed Statement of Position (“SOP”), “Accounting for Certain Costs Related to Property, Plant, and Equipment” to the Financial Accounting Standards Board (“FASB”) for clearance. At December 31, 2003, we had $10,418,000 of deferred turnaround costs included in property, plant and equipment on our balance sheet and classified as machinery and equipment. In the current draft of the SOP, costs of planned major maintenance activities are not considered a separate property, plant and equipment asset or component. Those costs should be charged to expense as incurred, except for acquisitions or replacements of components that are capitalizable under the in-service stage guidance of this SOP. The final SOP is expected to be effective for fiscal years beginning after December 15, 2004. We are evaluating the effect

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the SOP will have on our financial position and results of operations, which may include the expensing of certain deferred costs and expensing significant portions of future turnaround costs as incurred.

Goodwill

      On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This Statement requires, among other things, that goodwill not be amortized, but be tested for impairment annually, or as events and circumstances indicate. See Note 5 for applicable disclosures.

      Goodwill, which results from business acquisitions, represents the excess of the purchase price over the fair value of the net assets acquired and is carried at cost less accumulated amortization and write-offs. Prior to January 1, 2002, goodwill was being amortized on the straight-line method over the period of expected benefit ranging from 15 to 30 years.

Long-Lived Assets

      On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement defines impairment as “the condition that exists when the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value.” The Statement provides for a single accounting model for the disposal of long-lived assets, whether previously held or newly acquired. Specific guidance is provided for recognition and measurement and reporting and disclosure for long-lived assets held and used, disposed of other than by sale, and disposed of by sale. This new standard had no impact on our financial position and results of operations at adoption, but we have reflected certain operations as discontinued operations in the years presented to comply with this statement.

      In accordance with SFAS No. 144, we review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. For assets to be disposed of, we report long-lived assets and certain identifiable intangibles at the lower of carrying amount or fair value less cost to sell. See Note 7 for information relating to the impairment of certain assets.

Treasury Stock

      We have 3,751,980 shares of our common stock classified as treasury stock. These shares were acquired under a stock repurchase program and an issuer tender offer at a weighted average cost of approximately $9.72 per share. These shares are available for a number of corporate purposes including, among others, for options, bonuses, and other employee stock benefit plans.

Environmental Expenditures

      Environmental expenditures that relate to current operations are expensed or capitalized depending on the circumstances. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Environmental liabilities are not discounted to their present value and are recorded without consideration of potential recoveries from third parties, although we do take into account amounts that others are contractually obligated to pay us. Subsequent adjustments to estimates, which may be significant, may be made as more information becomes available or as circumstances change. See Note 20.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

      The provision for income taxes is based on earnings (loss) reported in the financial statements. Deferred income taxes are provided to reflect temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes, as well as the effects of tax credits. We file consolidated federal and state income tax returns for the states in which we operate, except in states that are not unitary.

Earnings Per Common Share

      Earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per common share are computed by dividing consolidated net earnings by the weighted average number of shares of common stock outstanding during each period. Earnings per common share assuming dilution are computed by dividing consolidated net earnings by the sum of the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method, unless such calculation is antidilutive. See Note 8.

Other Comprehensive Income

      For the years ended December 31, 2003, 2002, and 2001, respectively, the only component of other comprehensive income is net income as reported on our Consolidated Statements of Operations.

New Accounting Pronouncements

      In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to permit alternative methods of transition for adopting a fair value based method of accounting for stock-based employee compensation. We use the intrinsic value method to account for stock-based employee compensation. See Note 2 for disclosures relating to stock-based employee compensation.

      On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. See Note 4 for disclosures relating to SFAS No. 143 and the related cumulative effect adjustment.

      On January 1, 2003, we adopted the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”). Interpretation No. 45 elaborates on existing disclosure requirements for guarantees and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of Interpretation No. 45 had no material effect on our financial statements.

      In December 2003, FASB issued FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“Interpretation No. 46 (Revised)”). Interpretation No. 46 (Revised) clarifies the application of existing consolidation requirements to entities where a controlling financial interest is achieved through arrangements that do not involve voting interests. Under Interpretation No. 46 (Revised), a variable interest entity (“VIE”) is consolidated if a company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns. We have no existing VIE’s as defined by this Interpretation. The application of Interpretation No. 46 (Revised) is not expected to have any effect on our financial statements.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. We have no existing financial instruments that fall within the scope of this statement.

Reclassifications

      Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the statement classifications used in the current year. These reclassifications relate primarily to the discontinued operation requirements of SFAS No. 144 adopted by us on January 1, 2002. These reclassifications had no effect on reported earnings or stockholders’ equity.

Note 2 — Stock-Based Employee Compensation:

      We have a stock-based employee compensation plan that is more fully described in Note 18. We account for this plan under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. We use the intrinsic value method to account for stock-based employee compensation. In 2002, approximately $48,000 of compensation, net of tax, was recorded in accordance with APB No. 25 relating to certain stock options for which the exercise period had been extended. The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net earnings (loss), as reported	$11,219	$(9,267)	$12,381
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	—	48	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(238)	(220)	(530)

Pro forma net earnings (loss)	$10,981	$(9,439)	$11,851

Net earnings (loss) per share:
Basic — as reported	$1.28	$(1.08)	$1.40

Basic — pro forma	$1.26	$(1.10)	$1.34

Diluted — as reported	$1.27	$(1.08)	$1.39

Diluted — pro forma	$1.24	$(1.10)	$1.33

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Business Segments:

      We are organized into three operating segments based on manufacturing and marketing criteria. These segments are the Refining Group, the Retail Group and Phoenix Fuel. A description of each segment and its principal products follows:

Refining Group

      Our refining group operates our Ciniza and Bloomfield refineries in the Four Corners area of New Mexico and the Yorktown refinery in Virginia. It also operates a crude oil gathering pipeline system in New Mexico, two finished products distribution terminals, and a fleet of crude oil and finished product trucks. Our three refineries make various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. We also acquire finished products through exchange agreements and from various suppliers. We sell these products through our service stations, independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies. We purchase crude oil, other feedstocks and blending components from various suppliers.

Retail Group

      Our retail group operates service stations, which include convenience stores or kiosks. We also operated a travel center in New Mexico until June 19, 2003, when the travel center was sold. Our service stations sell various grades of gasoline, diesel fuel, general merchandise, including tobacco and alcoholic and nonalcoholic beverages, and food products to the general public. Our refining group or Phoenix Fuel supplies the gasoline and diesel fuel our retail group sells. We purchase general merchandise and food products from various suppliers. At December 31, 2003, we operated 127 service stations with convenience stores or kiosks.

Phoenix Fuel

      Phoenix Fuel distributes commercial wholesale petroleum products. It includes several lubricant and bulk petroleum distribution plants, an unmanned fleet fueling operation, a bulk lubricant terminal facility, and a fleet of finished product and lubricant delivery trucks. Phoenix Fuel purchases petroleum fuels and lubricants from suppliers and to a lesser extent from our refining group.

      Our operations that are not included in any of the three segments are included in the category “Other.” These operations consist primarily of corporate staff operations.

      Operating income for each segment consists of net revenues less cost of products sold, operating expenses, depreciation and amortization, and the segment’s SG&A expenses. Cost of products sold reflects current costs adjusted, where appropriate, for LIFO and lower of cost or market inventory adjustments.

      The total assets of each segment consist primarily of net property, plant and equipment, inventories, accounts receivable and other assets directly associated with the segment’s operations. Included in the total assets of the corporate staff operations are a majority of our cash and cash equivalents, and various accounts receivable, net property, plant and equipment, and other long-term assets.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Disclosures regarding our reportable segments with reconciliations to consolidated totals are presented below.

	As of and for the Year Ended December 31, 2003

	Refining	Retail	Phoenix		Reconciling
	Group	Group	Fuel	Other	Items	Consolidated

	(In thousands)
Customer net revenues:
Finished products:
Four Corners operations	$287,288
Yorktown operations	752,115

Total	$1,039,403	$201,278	$397,163	$—	$—	$1,637,844
Merchandise and lubricants	—	133,039	26,262	—	—	159,301
Other	20,797	16,184	1,775	537	—	39,293

Total	1,060,200	350,501	425,200	537	—	1,836,438

Intersegment net revenues:
Finished products	175,898	—	47,304	—	(223,202)	—
Other	15,862	—	—	—	(15,862)	—

Total	191,760	—	47,304	—	(239,064)	—

Total net revenues	1,251,960	350,501	472,504	537	(239,064)	1,836,438
Net revenues of discontinued operations	—	28,179	—	—	—	28,179

Net revenues of continuing operations	$1,251,960	$322,322	$472,504	$537	$(239,064)	$1,808,259

Operating income (loss):
Four Corners operations	$41,932
Yorktown operations	22,039

Total operating income (loss)	$63,971	$13,476	$8,483	$(20,995)	$(1,791)	$63,144
Discontinued operations	—	(736)	—	—	46	(690)

Operating income (loss) from continuing operations	$63,971	$14,212	$8,483	$(20,995)	$(1,837)	$63,834
Interest expense						(38,993)
Amortization of financing costs						(4,696)
Interest income						163

Earnings from continuing operations before income taxes						$20,308

Depreciation and amortization:
Four Corners operations	$15,846
Yorktown operations	7,951

Total	$23,797	$10,656	$1,763	$1,301	$—	$37,517
Discontinued operations	—	741	—	—	—	741

Continuing operations	$23,797	$9,915	$1,763	$1,301	$—	$36,776
Total assets	$459,253	$116,083	$72,188	$59,830	$—	$707,354
Capital expenditures	$14,428	$2,322	$295	$834	$—	$17,879
Yorktown refinery acquisition	$8,854	$—	$—	$—	$—	$8,854

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of and for the Year Ended December 31, 2002

	Refining	Retail	Phoenix		Reconciling
	Group	Group	Fuel	Other	Items	Consolidated

	(In thousands)
Customer net revenues:
Finished products:
Four Corners operations	$253,826
Yorktown operations(1)	408,936

Total	$662,762	$189,008	$269,316	$—	$—	$1,121,086
Merchandise and lubricants	—	141,870	23,345	—	—	165,215
Other	8,226	15,791	2,564	180	—	26,761

Total	670,988	346,669	295,225	180	—	1,313,062

Intersegment net revenues:
Finished products	151,189	—	54,709	—	(205,898)	—
Other	16,352	—	—	—	(16,352)	—

Total	167,541	—	54,709	—	(222,250)	—

Total net revenues	838,529	346,669	349,934	180	(222,250)	1,313,062
Net revenues of discontinued operations	—	63,776	—	—	—	63,776

Net revenues of continuing operations	$838,529	$282,893	$349,934	$180	$(222,250)	$1,249,286

Operating income (loss):
Four Corners operations	$30,822
Yorktown operations(1)	(6,388)

Total operating income (loss)	$24,434	$3,249	$7,014	$(16,982)	$5,894	$23,609
Discontinued operations	—	(2,100)	—	—	5,153	3,053

Operating income (loss) from continuing operations	$24,434	$5,349	$7,014	$(16,982)	$741	$20,556
Interest expense						(36,308)
Amortization/write-off of financing costs						(3,256)
Interest income						432

Loss from continuing operations before income taxes						$(18,576)

Depreciation and amortization:
Four Corners operations	$16,759
Yorktown operations(1)	4,493

Total	$21,252	$12,540	$2,046	$1,296	$—	$37,134
Discontinued operations	—	2,076	—	—	—	2,076

Continuing operations	$21,252	$10,464	$2,046	$1,296	$—	$35,058
Total assets	$432,655	$132,397	$66,274	$70,960	$—	$702,286
Capital expenditures	$9,573	$1,016	$545	$1,856	$—	$12,990
Yorktown refinery acquisition	$194,733	$—	$—	$—	$—	$194,733

(1)	Since acquisition on May 14, 2002.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of and for the Year Ended December 31, 2001

	Refining	Retail	Phoenix		Reconciling
	Group	Group	Fuel	Other	Items	Consolidated

	(In thousands)
Customer net revenues:
Finished products	$280,636	$228,533	$284,430	$—	$—	$793,599
Merchandise and lubricants	—	144,531	24,555	—	—	169,086
Other	9,373	17,315	2,062	244	—	28,994

Total	290,009	390,379	311,047	244	—	991,679

Intersegment net revenues:
Finished products	166,546	—	80,125	—	(246,671)	—
Other	16,671	—	—	—	(16,671)	—

Total	183,217	—	80,125	—	(263,342)	—

Total net revenues	473,226	390,379	391,172	244	(263,342)	991,679
Net revenues of discontinued operations	—	84,352	—	—	—	84,352

Net revenues of continuing operations	$473,226	$306,027	$391,172	$244	$(263,342)	$907,327

Operating income (loss)	$66,148	$5,214	$4,731	$(21,163)	$(11,621)	$43,309
Discontinued operations	—	(1,236)	—	—	(1,203)	(2,439)

Operating income (loss) from continuing operations	$66,148	$6,450	$4,731	$(21,163)	$(10,418)	$45,748
Interest expense						(24,098)
Amortization of financing costs						(764)
Interest income						1,661

Earnings from continuing operations before income taxes						$22,547

Depreciation and amortization	$16,463	$12,709	$2,696	$1,243	$—	$33,111
Discontinued operations	—	2,322	—	—	—	2,322

Continuing operations	$16,463	$10,387	$2,696	$1,243	$—	$30,789
Total assets	$228,403	$165,176	$65,539	$48,056	$—	$507,174
Capital expenditures	$13,310	$41,337	$985	$1,424	$—	$57,056

Note 4 — Asset Retirement Obligations:

      On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It addresses legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      This statement requires that the fair value of a liability for an Asset Retirement Obligation (“ARO”) be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated Asset Retirement Cost (“ARC”) is capitalized as part of the carrying amount of the long-lived asset. To initially recognize our ARO liability, we capitalized the fair value of all ARO’s that we identified, calculated as of the date the liability would have been recognized were SFAS No. 143 in effect at that time. In accordance with SFAS No. 143, we also recognized the cumulative accretion and accumulated depreciation from the date the liability would have been recognized had the provisions of SFAS No. 143 been in effect, to January 1, 2003, the date we adopted SFAS No. 143. As a result, on January 1, 2003, we recorded an ARO liability of $2,198,000, ARC assets of $1,580,000 and related accumulated depreciation of $674,000. We also reversed a previously recorded asset retirement obligation of $120,000, and recorded a cumulative effect adjustment of $1,172,000 ($704,000 net of taxes). Our legally restricted assets that are set aside for purposes of settling ARO liabilities are less than $500,000. These assets are set aside to fund costs associated with the closure of certain solid waste management facilities.

      We identified the following ARO’s:

1. Landfills — pursuant to Virginia law, the two solid waste management facilities at our Yorktown refinery must satisfy closure and post-closure care and financial responsibility requirements.

2. Crude Pipelines — our right-of-way agreements generally require that pipeline properties be returned to their original condition when the agreements are no longer in effect. This means that the pipeline surface facilities must be dismantled and removed and certain site reclamation performed. We do not believe these right-of-way agreements will require us to remove the underground pipe upon taking the pipeline permanently out of service. Regulatory requirements, however, may mandate that such out-of-service underground pipe be purged.

3. Storage Tanks — we have a legal obligation under applicable law to remove all underground and aboveground storage tanks, both on owned property and leased property, once they are taken out of service. Under some lease arrangements, we also have committed to restore the leased property to its original condition.

      The following table reconciles the beginning and ending aggregate carrying amount of our ARO’s for the years ended December 31, 2003 and 2002.

		December 31, 2002
	December 31, 2003	(Pro Forma)

	(In thousands)
Liability beginning of year	$2,198	$1,719
Liabilities incurred	—	340
Liabilities settled	(146)	—
Accretion expense	171	139
Revision to estimated cash flows	—	—

Liability end of period	$2,223	$2,198

      The effect of the change on earnings, excluding the cumulative effect adjustment, for the year ended December 31, 2003 was approximately $178,000 or $0.02 per diluted share.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The pro forma information below for the years ended December 31, 2002 and 2001 reflect the effects of additional depreciation and accretion expense net of related income taxes as if the requirements of SFAS No. 143 were in effect as of the beginning of the period.

	Year Ended
	December 31,

	2002	2001

	(In thousands, except
	per share data)
Net (loss) earnings as reported	$(9,267)	$12,381
Deduct:
Accretion expense, net of tax	(84)	(77)
Depreciation expense, net of tax	(79)	(68)

Pro forma net (loss) earnings	$(9,430)	$12,236

Net (loss) earnings per common share:
Basic:
As reported	$(1.08)	$1.40
Pro forma	$(1.10)	$1.38
Assuming dilution:
As reported	$(1.08)	$1.39
Pro forma	$(1.10)	$1.38

Note 5 — Goodwill and Other Intangible Assets:

      SFAS No. 142, “Goodwill and Other Intangible Assets,” addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142, among other things, specifies that goodwill and certain intangible assets with indefinite lives no longer be amortized, but instead be subject to periodic impairment testing.

      We elected to conduct our annual goodwill impairment test as of the first day of each fourth fiscal quarter (October 1). For 2003, we identified four reporting units for the purpose of the annual impairment test. The reporting units consisted of the Yorktown Refinery Unit, Four Corners Refinery Unit, the Retail Unit and the Phoenix Fuel Unit. The fair value of each reporting unit was determined using a discounted cash flow model based on assumptions applicable to each reporting unit. The fair value of the reporting units exceeded their respective carrying amounts, including goodwill. As a result, the goodwill of each reporting unit was considered not impaired.

      In addition to the annual goodwill impairment test, if events and circumstances indicate that goodwill of a reporting unit might be impaired, then goodwill also will be tested for impairment when the impairment indicator arises.

      At December 31, 2003 and 2002, we had goodwill of $24,578,000 and $19,465,000, respectively.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

	Refining	Retail	Phoenix
	Group	Group	Fuel	Total

	(In thousands)
Balance as of January 1, 2003	$125	$4,618	$14,722	$19,465
Yorktown refinery acquisition contingent consideration (Note 6)	5,254	—	—	5,254
Goodwill written off related to the sale of certain retail units	—	(113)	—	(113)
Impairment losses related to the closure of certain retail units	—	(28)	—	(28)

Balance as of December 31, 2003	$5,379	$4,477	$14,722	$24,578

      Certain of our retail units classified as held for sale or held and used are tested for impairment when circumstances change. In 2003, offers were received for certain retail units, while others continued to be marketed for sale, and these units were tested for impairment. This resulted in goodwill impairment write-downs for two units of $28,000. Also, goodwill of $113,000 relating to retail units sold was written off and is included in the net gain on the disposal of these units reported as a part of discontinued operations. See Note 7.

      Liquor licenses, which are our only indefinite lived intangible assets, were evaluated for impairment as required by SFAS No. 142. We believe that there are no legal, regulatory, contractual, competitive, economic or other factors limiting the useful life of our liquor licenses. If events and circumstances indicate that our liquor licenses might not be recoverable, then an impairment loss would be recognized if the carrying amount of the liquor licenses exceeds their fair value.

      Intangible assets with finite lives will continue to be amortized over their respective useful lives and will be tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

      A summary of intangible assets that are included in “Other Assets” in the Consolidated Balance Sheets at December 31, 2003 and 2002 are presented below:

	December 31, 2003			December 31, 2002
							Weighted
	Gross		Net	Gross		Net	Average
	Carrying	Amortization	Carrying	Carrying	Accumulated	Carrying	Amortization
	Value	Accumulated	Value	Value	Amortization	Value	Period

	(In thousands)
Amortized intangible assets:
Rights-of-way	$3,564	$2,545	$1,019	$3,564	$2,376	$1,188	21 years
Contracts	3,971	3,595	376	3,971	3,476	495	12 years
Licenses and permits	786	147	639	786	59	727	9 years

	8,321	6,287	2,034	8,321	5,911	2,410

Intangible assets not subject to amortization:
Liquor licenses	7,455	—	7,455	7,409	—	7,409

Total intangible assets	$15,776	$6,287	$9,489	$15,730	$5,911	$9,819

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible asset amortization expense for the year ended December 31, 2003 was $376,000. Estimated amortization expense for the five succeeding fiscal years is as follows:

(In thousands)
2004	$376
2005	376
2006	374
2007	273
2008	253

      The following table sets forth a reconciliation of net earnings (loss) and earnings (loss) per share information for the years ended December 31, 2003, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142.

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Reported net earnings (loss)	$11,219	$(9,267)	$12,381
Add: Goodwill amortization, net of tax effect	—	—	641

Adjusted net earnings (loss)	$11,219	$(9,267)	$13,022

Basic earnings (loss) per share:
Reported net earnings (loss)	$1.28	$(1.08)	$1.40
Adjusted net earnings (loss)	$1.28	$(1.08)	$1.47
Diluted earnings (loss) per share:
Reported net earnings (loss)	$1.27	$(1.08)	$1.39
Adjusted net earnings (loss)	$1.27	$(1.08)	$1.46

Note 6 — Acquisitions:

      On May 14, 2002, we acquired the 61,900 bpd Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc. (collectively “BP”) for $127,500,000 plus $65,182,000 for the value of inventory at closing, the assumption of certain liabilities, and a conditional earn-out. In addition, we incurred direct costs related to this transaction of approximately $2,000,000.

      Under SFAS No. 141, “Business Combinations”, the Yorktown acquisition was accounted for as a purchase. As such, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. No material adjustments have been made to our initial allocation of the purchase price of the Yorktown refinery except as noted below.

      As part of the acquisition, we agreed to pay to BP, beginning in 2003 and concluding at the end of 2005, earn-out payments up to a maximum of $25,000,000 when the average monthly spreads for regular reformulated gasoline or No. 2 distillate over West Texas Intermediate equivalent light crude oil on the New York Mercantile Exchange exceed $5.50 or $4.00 per barrel, respectively. For the year ended December 31, 2003, we incurred $8,854,000 under this provision of the purchase agreement. These earn-out payments are an additional element of cost that represents an excess of purchase price over the net amounts assigned to the assets acquired and liabilities assumed. We allocated $5,254,000 of this amount to goodwill and $3,600,000 to a deferred tax asset.

      The Yorktown acquisition was funded with cash on hand, $32,000,000 in borrowings under a $100,000,000 senior secured revolving credit facility, $40,000,000 in borrowings from a senior secured

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mortgage loan facility, and part of the proceeds from the issuance of $200,000,000 of 11% Senior Subordinated Notes due 2012 (“the 11% Notes”). In addition, we incurred approximately $17,436,000 of financing costs in connection with these obligations. See Note 13 for a discussion of these obligations.

      The December 31, 2002 financial statements include the results of operations of the Yorktown acquisition since the date of acquisition.

      In December 1998, we completed a sale-leaseback transaction with FFCA Capital Holding Corporation (“FFCA”). Under the terms of the Sale and Lease Agreement (the “Agreement”), FFCA purchased 83 service station/convenience stores from us for approximately $51,763,000. We, in turn, leased the 83 service station/convenience stores back from FFCA under an operating lease arrangement with an initial term of 15 years and three separate options to continue the lease for successive periods of five years. In the second half of 1999, we reacquired 24 of the service station/convenience stores for approximately $13,711,000, which was the original selling price of these properties. In the second quarter of 2001, FFCA approached us to determine whether we had any interest in reacquiring the remaining 59 service station/convenience stores. Subsequently, in July 2001, we repurchased, for cash, the 59 service station/convenience stores for approximately $38,052,000, which was the original selling price of these properties, plus closing costs. Certain deferrals on the Balance Sheet relating to the sale-leaseback transaction reduced the cost basis of the assets recorded in “Property, Plant and Equipment” by approximately $1,736,000. These deferrals included a deferred gain on the original sale to FFCA, deferred lease allocations, and deferred costs associated with the original sale. Lease expense related to these assets totaled $0 for 2002 and $2,610,000 for 2001. Depreciation expense related to these same assets totaled $3,983,000 for 2002 and $2,937,000 in 2001.

Note 7 —	Discontinued Operations, Asset Disposals, and Assets Held For Sale:

      The following table contains information regarding our discontinued operations, all of which are included in our retail group and include some service station/convenience stores and our travel center, which was sold on June 19, 2003.

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Net revenues	$28,179	$63,776	$84,352
Net operating loss	$(736)	$(2,100)	$(1,236)
Gain on disposal	$279	$6,463	$—
Impairment and other write-downs	$(233)	$(1,310)	$(1,203)

(Loss) earnings before income taxes	$(690)	$3,053	$(2,439)

Net (loss) earnings	$(414)	$1,832	$(1,464)
Allocated goodwill included in gain on disposal	$113	$308	$—

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Included in “Assets Held for Sale” in the accompanying Consolidated Balance Sheets are the following categories of assets.

	December 31,	December 31,
	2003	2002

	(In thousands)
Operating retail units held for sale and included in discontinued operations:
Property, plant and equipment	$330	$12,322
Inventories	106	558

	436	12,880
Vacant land — residential/commercial property	—	6,351
Closed retail units	3,158	2,376
Vacant land — industrial site	1,596	1,596
Vacant land — adjacent to retail units	—	1,201

	$5,190	$24,404

      All of these assets are or were being marketed for sale at the direction of management. We expect to dispose of the remaining properties within the next 12 months. In 2003, certain properties were reclassified to property, plant and equipment because we were unable to dispose of them within 12 months. These properties included:

•	nine closed retail units with a net book value of $1,219,000;

•	vacant land — residential/commercial property with a net book value of $6,278,000; and

•	vacant land — adjacent to retail units with a net book value of $1,189,000.

      In addition, two closed retail units were added to assets held for sale, two were sold, one unit was written-off, and impairment write-downs of $796,000 were recorded relating to various other assets.

      On June 19, 2003, we completed the sale of our travel center to Pilot Travel Centers LLC (“Pilot”) and received net proceeds of approximately $5,820,000, plus an additional $491,000 for inventories. As a result of this transaction, we recorded a pre-tax loss of approximately $44,600, which included charges that were a direct result of the decision to sell the travel center. In connection with the sale, we entered into a long-term product supply agreement with Pilot. We will receive a supply agreement performance payment at the end of five years if there has been no material breach under the supply agreement and all requirements have been met for such payment.

      On November 4, 2003 we sold our corporate headquarters building and approximately 8 acres of surrounding land. In connection with the sale, we entered into a ten-year agreement to lease back our corporate headquarters building. The gain on the sale of the property of approximately $924,000 has been deferred and is being amortized over the original lease term. The deferred gain is included in “Other Liabilities and Deferred Income” on our Consolidated Balance Sheet for December 31, 2003.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Earnings Per Share:

      The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for earnings as required by SFAS No. 128:

	Year Ended December 31,

Numerator	2003	2002	2001

	(In thousands)
Earnings (loss) from continuing operations	$12,337	$(11,099)	$13,845
Earnings (loss) from discontinued operations	(414)	1,832	(1,464)
Cumulative effect of change in accounting principle	(704)	—	—

Net earnings (loss)	$11,219	$(9,267)	$12,381

	Year Ended December 31,

Denominator	2003	2002		2001

Basic — weighted average shares outstanding	8,731,672	8,565,992		8,871,006
Effect of dilutive stock options	98,692	—	*	14,128

Diluted — weighted average shares outstanding	8,830,364	8,565,992		8,885,134

*	The additional 8,650 shares would be antidilutive due to the net loss.

	Year Ended December 31,

Basic Earnings Per Share	2003	2002	2001

Earnings (loss) from continuing operations	$1.41	$(1.29)	$1.56
Earnings (loss) from discontinued operations	(0.05)	0.21	(0.16)
Cumulative effect of change in accounting principle	(0.08)	—	—

Net earnings (loss)	$1.28	$(1.08)	$1.40

	Year Ended December 31,

Diluted Earnings Per Share	2003	2002	2001

Earnings (loss) from continuing operations	$1.40	$(1.29)	$1.55
Earnings (loss) from discontinued operations	(0.05)	0.21	(0.16)
Cumulative effect of change in accounting principle	(0.08)	—	—

Net earnings (loss)	$1.27	$(1.08)	$1.39

      At December 31, 2003 and 2002, there were 8,785,555 and 8,571,779 shares, respectively, of our common stock outstanding.

      On February 25, 2004, we contributed 49,046 newly issued shares of our common stock to fund our 401(k) plan discretionary contribution for the year ended December 31, 2003. In 2003, we contributed 213,776 newly issued shares of our common stock to fund our 401(k) plan discretionary contribution for the year ended December 31, 2002. See Note 16 for a description of the 401(k) plan.

      There were no transactions subsequent to December 31, 2003, except as noted above, that if the transactions had occurred before December 31, 2003, would materially change the number of common shares or potential common shares outstanding as of December 31, 2003.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Related Party Transactions:

      In the past, we engaged in a number of transactions with related parties, primarily James E. Acridge, our former Chairman, President and Chief Executive Officer (the “Former CEO”). Certain of these transactions are summarized in the table below.

	Material Related Party
	Transactions

Transaction	2003	2002	2001

Purchase of Jomax Real Property(1)	N/A	N/A	$5,000,000
Purchase of Jomax Rights(2)	N/A	N/A	$600,000
Purchase of Artwork for Corporate Headquarters(3)	N/A	N/A	$162,550
Purchase of Stock(4)	N/A	N/A	$3,520,000
Principal Amount of Loan Receivable at the end of each year(5)	N/A	N/A	$5,000,000
Interest Income on Loan(5)	N/A	N/A	$537,499
Interest Receivable at 12/31(5)	N/A	N/A	$394,384
Other Receivables at 12/31(6)	N/A	N/A	$88,338
Other Amounts Classified as Compensation(7)	N/A	N/A	$696,204
Other (Receipts) Payments(8)	N/A	N/A	$(39,440)

(1)	On January 25, 2001, we accepted an offer from the Former CEO, on behalf of a trust of which the Former CEO is the beneficiary (the “Trust”), to sell a parcel of land (the “Jomax Property”) to us, for the lesser of $5,000,000 or the Jomax Property’s appraisal value. In March 2001, we purchased the Jomax Property for $5,000,000. A portion of the proceeds from the sale was used to pay all interest due and payable as of March 28, 2001 under the terms of an outstanding loan to the Former CEO we had made previously. As part of the transaction, the Trust also was granted an option, exercisable for a period of two years, to repurchase the property at the greater of the amount paid by us to purchase the property and the property’s appraised value, and a right of first refusal, exercisable for a period of two years, to repurchase the property on the same terms as contained in a bona fide offer from a bona fide purchaser.

(2)	On September 20, 2001, we purchased the Trust’s option and right of first refusal (collectively, the “Rights”) for $600,000. At the time of the sale, we were negotiating with a potential purchaser for the sale of the Jomax Property for a price in excess of the purchase price we paid. The potential purchaser was requiring us to represent in the purchase and sale agreement that there were no effective options to purchase, or rights of first refusal, affecting the property. Our purchase of the Rights would have enabled us to make this representation and would have avoided any other complications associated with the Rights that potentially could have affected the sale. The potential purchaser subsequently advised us that it was discontinuing negotiations regarding the possible sale because general market and economic conditions, coupled with the financial uncertainties arising out of the events that occurred on September 11, 2001, had severely depressed the real estate market. We continue to market this property for sale, and in the first quarter of 2004 entered into an agreement to sell it. Under the current terms of the agreement, this transaction would close in the second quarter of 2004.

(3)	In the first quarter of 2001, we purchased artwork from the Former CEO for display in our headquarters building for its appraised value of $162,550. The proceeds of that transaction were used by the Former CEO to pay balances due on certain amounts owed to us by the Former CEO and by entities controlled, or previously controlled, by the Former CEO.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	During 2001, we repurchased 400,000 shares of our common stock from the Former CEO for $3,520,000 or $8.80 per share. This was the market price of our stock on the date our board of directors approved the purchase. We purchased all of these shares under our stock repurchase program, and all of the repurchased shares are treated as treasury shares.

(5)	We loaned $4,000,000 to the Former CEO on September 17, 1998 (the “Loan”). The Loan was originally evidenced by an unsecured promissory note bearing interest at the prime rate published by the Wall Street Journal on September 17, 1998 (the “Prime Rate”) plus 2%. Principal and accrued interest were due and payable in one lump sum on February 28, 1999. On December 23, 1998, we entered into a revised loan agreement with the Former CEO. The amount of the Loan was increased to $5,000,000, the Loan’s interest rate was increased to the Prime Rate plus 3%, and the Loan’s maturity date was extended to February 28, 2001. An initial interest payment was made on February 28, 1999 for interest due through December 31, 1998. Subsequent interest was due and payable semi-annually on June 30 and December 31 of each year.

The Loan was modified again on March 10, 2000. The terms of the Loan were revised so that all principal and interest, including interest that otherwise would have been payable on December 31, 1999, became due and payable on February 28, 2001. As security for the modified loan, we received a pledge by a limited liability company owned by the Former CEO (“Pinnacle Rodeo”) of a 49% equity interest in another limited liability company (“Pinnacle Rawhide”). We believe that Pinnacle Rodeo’s principal asset was full ownership of Pinnacle Rawhide, and that Pinnacle Rawhide’s principal asset was certain real property in north Scottsdale, Arizona, on which the Rawhide Wild West Town is located, which was subject to secured liens (the “Real Property”). The loan was further modified on February 28, 2001 to extend the Loan’s maturity date to March 28, 2001. This modification reflected the fact that our purchase of the Jomax Property had not closed. A portion of the proceeds of this sale was used to pay the interest that became due and payable under the Loan on February 28, 2001. On March 21, 2001, we approved an additional two-year extension of the Loan’s maturity date, making all principal and interest due and payable on March 28, 2003. This extension was conditioned upon, among other things, the Former CEO’s payment of all interest due and payable on March 28, 2001, which was paid. In return for the extension of the Loan, the Former CEO provided additional security for the Loan by pledging all of his equity interest in Pinnacle Rodeo.

On July 18, 2001, we were advised that Pinnacle Rodeo was unable to make the monthly payment due and owing in the month of July under certain loans entered into by Pinnacle Rodeo (the “Rodeo Loans”). We were asked to make this payment, in the amount of $240,833, on behalf of the Former CEO for the benefit of Pinnacle Rodeo. It was our understanding that the Rodeo Loans were secured by prior liens on the Real Property. We made the July payment in order to avoid a default under the Rodeo Loans.

As of December 31, 2001, we established a reserve for the entire amount of the Loan plus interest accrued through December 31, 2001. The amount of the reserve is $5,409,000. Subsequently, the Former CEO personally, and three entities controlled, or previously controlled, by the Former CEO, commenced Chapter 11 Bankruptcy proceedings, including Pinnacle Rodeo and Pinnacle Rawhide. The four bankruptcy cases are jointly administered. It is unknown whether and to what extent creditors, including us, will receive any recovery on their respective debts from any of the four bankruptcy estates. In the course of the bankruptcy proceeding, the bankruptcy court permitted the principal lienholder on the Real Property to take back title to the property. In view of this development, we have continued to maintain the reserve established as of December 31, 2001.

On July 31, 2003, we filed a complaint in the Acridge bankruptcy proceeding in which we sought a determination that certain of the amounts we believe are owed to us by Mr. Acridge, including amounts due on the loan, are not dischargeable in bankruptcy. Included in this complaint is a claim for interest on the loan arising since we established the reserve at December 31, 2001. For 2002, this

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount is $402,226, and for 2003, this amount is $537,500. We have not, however, established a receivable for these interest amounts. The court has entered a default against Mr. Acridge in connection with our complaint. The court, however, has not yet ruled on whether we are entitled to receive any of the damages that we have requested. Even if the court decides that we can receive damages, we do not know whether we would be able to recover any of these damages from Mr. Acridge.

(6)	Total includes amounts due from entities controlled, or previously controlled, by the Former CEO for rent, landscaping, and fuel purchases. Because of the bankruptcy proceedings discussed above, a reserve for these receivables has been recorded as of December 31, 2002.

(7)	In the third quarter of 2001, we transferred to the Former CEO a life insurance policy on his life with a cash surrender value of $251,078. This policy and life insurance policies for another executive had been issued prior to when we went public in 1989. In connection with our determination that the policy should be transferred to the Former CEO, we considered historical information and other relevant matters relating to the policy, including the fact that several life insurance policies on the other executive’s life had previously been transferred to that executive. The cash value of the life insurance policy was considered compensation to the Former CEO for tax purposes in 2001. The $251,078 cash surrender value recorded on our books was expensed in the third quarter and was included in selling, general and administrative expenses (“SG&A”).

In the third quarter of 2001, the Former CEO also submitted statements to us for reimbursement of certain expenditures made by the Former CEO in the current year and prior years. In August 2001, we reimbursed the Former CEO $228,379 in connection with such statements. Of this amount, $204,293 was considered compensation to the Former CEO for tax purposes in 2001. The $204,293 was expensed in the third quarter and was included in SG&A.

In addition, the payment of $240,833 described in footnote five above made on behalf of the Former CEO also was expensed in the third quarter of 2001. This amount was considered compensation to the Former CEO for tax purposes in 2001 and was included in SG&A.

(8)	The total represents the net amount of (i) certain miscellaneous amounts paid by us to the Former CEO or entities controlled, or previously controlled, by the Former CEO, including certain amounts for joint marketing programs, the lease of certain real property for one of our service stations, and the assumption by us of a lease, and (ii) certain miscellaneous amounts paid by, or due from, the Former CEO or entities controlled, or previously controlled, by the Former CEO, including rent for office space in our headquarters building.

      Excluded from the above table are a number of immaterial transactions involving us and the Former CEO or entities controlled, or previously controlled, by the Former CEO, including: (i) amounts paid to us for purchases of fuel, (ii) payments made to entities controlled, or previously controlled, by the Former CEO for events held at facilities owned by such entities, (iii) reimbursements for certain landscaping and maintenance services provided for the Former CEO and entities controlled, or previously controlled, by the Former CEO, and (iv) the value of products and services provided to us by the Former CEO or entities controlled, or previously controlled, by him. Various immaterial amounts involving other related parties are also excluded from the table. Additionally, in 2002, we extended for one year the period of time that the Former CEO had to exercise a grant of 55,800 stock options. These stock options were due to expire on June 27, 2002 due to the Former CEO’s termination on March 29, 2002. Because the extension changed the terms of the original stock option grant under our 1998 Stock Incentive Plan, we recorded compensation expense in the amount of $79,500.

      All of the material foregoing transactions were reviewed and approved by our board of directors or committees of the board.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As discussed in more detail in Note 20, the Former CEO, and three entities controlled by the Former CEO have commenced Chapter 11 bankruptcy proceedings. We are pursuing claims in the bankruptcy proceedings for, among other things, the following: (i) the loan and related accrued interest discussed above, (ii) the other receivables outstanding as of December 31, 2003 discussed above, (iii) approximately $700,000 of costs incurred through December 31, 2003 to resolve a lease dispute and related litigation in which an entity controlled by the Former CEO was a sublessee of ours and a limited liability company in which the bankruptcy estate of an entity controlled by Mr. Acridge formerly owned a 51% interest was the Landlord (costs incurred subsequent to December 31, 2003 also will be pursued), (iv) approximately $124,000 for the time spent by one of our employees on projects for entities controlled, or previously controlled, by the Former CEO, (v) approximately $89,000 for landscaping services provided by us that benefited the Former CEO, (vi) approximately $15,600 for what we believe are non-company expenses incurred by the Former CEO on a company credit card, and (vii) approximately $1,400 of other miscellaneous amounts. It is unknown whether, and to what extent, creditors, including us, will receive any recovery on their respective debts from any of the four bankruptcy estates.

      In addition, with respect to the lease dispute described above, we have demanded reimbursement of amounts paid to resolve the dispute from an entity controlled by our former CEO that is not involved in bankruptcy. We do not know whether we will receive any of the amounts we are attempting to recover.

Note 10 — Inventories:

      Our inventories consist of the following:

	December 31,

	2003	2002

	(In thousands)
First-in, first-out (“FIFO”) method:
Crude oil	$54,771	$34,192
Refined products	68,622	59,896
Refinery and shop supplies	11,306	11,362
Merchandise	2,946	3,374
Retail method:
Merchandise	11,474	8,599

Subtotal	149,119	117,423
Adjustment for last-in, first-out (“LIFO”) method	(15,498)	(9,641)

Total	$133,621	$107,782

      The portion of inventories valued on a LIFO basis totaled $89,239,000 and $70,329,000 at December 31, 2003 and 2002, respectively. The data in the following paragraph will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

      If inventories had been determined using the FIFO method at December 31, 2003, 2002 and 2001, net earnings and diluted earnings per share would have been higher (lower) as follows:

	Year Ended December 31,

	2003	2002	2001

Net earnings	$3,514,000	$7,401,000	$(6,981,000)
Diluted earnings per share	$0.40	$0.86	$(0.79)

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We liquidated certain lower cost refinery LIFO inventory layers in 2003, 2002 and 2001, which resulted in an increase in our net earnings and related diluted earnings per share as follows:

	Year Ended December 31,

	2003	2002	2001

Net earnings	$1,156,000	$660,000	$139,000
Diluted earnings per share	$0.22	$0.08	$0.02

      In 2001, cost of products sold were increased by approximately $3,302,000 as a result of a reduction in the carrying value of inventories related to a decline in crude oil and refined product prices.

Note 11 — Property, Plant and Equipment:

      Our property, plant and equipment, at cost, consist of the following:

	December 31,

	2003	2002

	(In thousands)
Land and improvements	$44,394	$38,498
Buildings and improvements	101,865	113,730
Machinery and equipment (including turnarounds)	433,479	424,657
Pipelines	10,268	10,456
Furniture and fixtures	25,190	24,300
Vehicles	7,683	7,876
Construction in progress	5,839	7,057

Subtotal	628,718	626,574
Accumulated depreciation and amortization	(235,539)	(211,576)

Total	$393,179	$414,998

Note 12 — Accrued Expenses:

      Our accrued expenses are comprised of the following:

	December 31,

	2003	2002

	(In thousands)
Excise taxes	$24,623	$16,130
Payroll and related costs	10,034	8,523
Bonus, profit sharing and retirement plan contributions	4,980	3,632
Interest	7,319	7,359
Other	6,320	7,174

Total	$53,276	$42,818

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Long-Term Debt:

      Our long-term debt consists of the following:

	December 31,

	2003	2002

	(In thousands)
11% senior subordinated notes, due 2012, net of unamortized discount of $5,288 and $5,651, interest payable semi-annually	$194,712	$194,349
9% senior subordinated notes, due 2007, interest payable semi-annually	150,000	150,000
Senior secured revolving credit facility, due 2005, floating interest rate, interest payable monthly	—	25,000
Senior secured mortgage loan facility, due 2005, floating interest rate, principal and interest payable monthly	22,000	32,222
Capital lease obligations, 11.3%, interest payable monthly, repaid in 2003	—	6,703
Other	17	46

Subtotal	366,729	408,320
Less current portion	(11,128)	(10,251)

Total	$355,601	$398,069

      Our direct and indirect wholly-owned subsidiaries jointly and severally guarantee on an unconditional basis, the repayment of the two issues of senior subordinated notes, subject to a limitation designed to ensure that such guarantees do not constitute a fraudulent conveyance. Except as otherwise specified in the indentures pursuant to which the notes were issued, there are no restrictions on the ability of such subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to us in certain circumstances.

      Separate financial statements of our subsidiaries are not included herein because the aggregate assets, liabilities, earnings, and equity of the subsidiaries are substantially equivalent to our assets, liabilities, earnings, and equity on a consolidated basis; the subsidiaries are jointly and severally liable for the repayment of the notes; and the separate financial statements and other disclosures concerning the subsidiaries are not deemed by us to be material to investors.

      The indentures governing the notes contain restrictive covenants that, among other things, restrict our ability to:

•	create liens;

•	incur or guarantee debt;

•	pay dividends;

•	repurchase shares of our common stock;

•	sell certain assets or subsidiary stock;

•	engage in certain mergers;

•	engage in certain transactions with affiliates; or

•	alter our current line of business.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, subject to certain conditions, we are obligated to offer to purchase a portion of the notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, we would be required to offer to purchase all of the notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At December 31, 2003, retained earnings available for dividends under the most restrictive terms of the indentures were approximately $18,402,000.

      We have a $100,000,000 three-year senior secured revolving credit facility (the “Credit Facility”) with a group of banks. We also have a $40,000,000 three-year senior secured mortgage loan facility (the “Loan Facility”) with a group of financial institutions.

      The Credit Facility is primarily a working capital and letter of credit facility. The availability of funds under this facility is the lesser of (i) $100,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. At December 31, 2003 the availability of funds under the Credit Facility was $100,000,000. There were no direct borrowings outstanding under this facility at December 31, 2003, and there were approximately $36,961,000 of irrevocable letters of credit outstanding, primarily to crude oil suppliers, insurance companies and regulatory agencies.

      The interest rate applicable to the Credit Facility is tied to various short-term indices. At December 31, 2003, the weighted average rate was approximately 4.9% per annum. We are required to pay a quarterly commitment fee of 0.50% per annum of the unused amount of the facility.

      The obligations under the Credit Facility are guaranteed by each of our principal subsidiaries and secured by a security interest in our personal property, including:

•	accounts receivable;

•	inventory;

•	contracts;

•	chattel paper;

•	trademarks;

•	copyrights;

•	patents;

•	license rights;

•	deposits; and

•	investment accounts and general intangibles.

      The obligations under the Credit Facility also are secured by first priority liens on the Bloomfield and Ciniza refineries, including:

•	the land, improvements, equipment and fixtures related to the refineries;

•	certain identified New Mexico service station/convenience stores;

•	the stock of our various direct and indirect subsidiaries; and

•	all proceeds and products of this additional collateral.

      The lenders under the Loan Facility are entitled to participate with the lenders under the Credit Facility in this additional collateral pro rata based on the obligations we owe under the Credit Facility and the Loan Facility.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Credit Facility contains negative covenants limiting, among other things:

•	our ability to incur additional indebtedness;

•	create liens;

•	dispose of assets;

•	consolidate or merge;

•	make loans and investments;

•	enter into transactions with affiliates;

•	use loan proceeds for certain purposes;

•	guarantee obligations and incur contingent obligations;

•	enter into agreements restricting the ability of subsidiaries to pay dividends to us;

•	make distributions or stock repurchases;

•	make significant changes in accounting practices or change our fiscal year; and

•	except on terms acceptable to the senior secured lenders, to prepay or modify subordinated indebtedness.

      The Credit Facility also requires us to meet certain financial covenants, including maintaining a minimum consolidated tangible net worth, a minimum fixed charge coverage ratio, a total leverage ratio, and a senior leverage ratio of consolidated senior indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”, as defined in the agreement), and to achieve a minimum quarterly consolidated EBITDA.

      Pursuant to the Loan Facility, we issued notes to the lenders, which bear interest at a rate that is tied to various short-term indices. At December 31, 2003, this rate was approximately 6.7% per annum. The remainder of the notes fully amortize during the remaining term as follows: 2004 — $11,111,000 and 2005 — $10,889,000.

      The Loan Facility is secured by the Yorktown refinery property, fixtures and equipment, excluding inventory, accounts receivable and other Yorktown refinery assets securing the Credit Facility. We and our other principal subsidiaries also guarantee the loan and have granted the lenders the same additional collateral as described above in connection with the Credit Facility. The Loan Facility contains the same negative covenants as in the Credit Facility and requires the Company to meet the same financial covenants as in the Credit Facility.

      Our failure to satisfy any of the covenants in the Credit Facility and the Loan Facility is an event of default under both facilities. Both facilities also include other customary events of default, including, among other things, a cross-default to our other material indebtedness and certain changes of control.

      In 1997, as part of the acquisition of certain service station/convenience stores, we entered into capital leases. We purchased the remaining assets in 2003 and retired the capital lease obligations of approximately $6,703,000 with $4,703,000 in cash and applying a $2,000,000 deposit that had been included in “Other Assets” in our Consolidated Balance Sheet.

      Aggregate annual maturities of long-term debt, excluding unamortized discount, as of December 31, 2003 are: 2004 — $11,128,000; 2005 — $10,889,000; 2006 — $0; 2007 — $150,000,000; 2008 — $0 and all years thereafter — $200,000,000.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Financial Instruments and Hedging Activity:

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” as amended by SFAS No. 133. Using available market information and the valuation methodologies described below, we determined the estimated fair value amounts. Considerable judgment is required, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

      The carrying amounts and estimated fair values of our financial instruments are as follows:

	December 31,

	2003		2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Balance Sheet — Financial Instruments:
Fixed rate long-term debt	$366,729	$394,516	$401,617	$365,264

      We determined the fair value of fixed rate long-term debt by using quoted market prices, where applicable, or by discounting future cash flows using rates estimated to be currently available for debt of similar terms and remaining maturities.

      We believe the carrying values of our cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair values due to the short-term maturities of these instruments. We believe the carrying value of our variable rate long-term debt instruments approximate fair values because their rates are tied to short-term indices.

Hedging Activities

      We are exposed to various market risks, including changes in commodity prices and interest rates. To manage the volatility relating to these normal business exposures, from time to time, we use commodity futures and options contracts to reduce price volatility, to fix margins in our refining and marketing operations, and to protect against price declines associated with our crude oil and finished products inventories.

      In 2003 and 2002, we entered into various crude oil futures contracts in order to economically hedge crude oil inventories and crude oil purchases for the Yorktown refinery operations. For the years ended December 31, 2003 and 2002, we recognized losses on these contracts of approximately $1,594,000 and $1,637,000, respectively, in cost of products sold. In 2001, we incurred losses of $10,000 related to these activities. These transactions did not qualify for hedge accounting in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, and accordingly were marked to market each month.

      At December 31, 2003 and 2002, we had no open crude oil futures contracts or other commodity derivatives.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Income Taxes:

      Our provision (benefit) for income taxes from continuing operations is comprised of the following:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Current:
Federal	$—	$(6,446)	$3,819
State	—	(1,162)	713

	—	(7,608)	4,532

Deferred:
Federal	8,244	(796)	4,184
State	(273)	927	(14)

	7,971	131	4,170

Total provision (benefit) from continuing operations	$7,971	$(7,477)	$8,702

      We paid income taxes in 2003, 2002, and 2001 of $1,150,000, $472,000, and $4,675,000, respectively.

      We received income tax refunds in 2003 and 2002 of $4,110,000 and $3,938,000, respectively.

      We reconcile the difference between our provision (benefit) for income taxes and income taxes calculated using statutory U.S. federal income tax rates for continuing operations as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Income taxes at the statutory U.S. federal income tax rate of 35%	$7,108	$(6,502)	$7,891
Increase (decrease) in taxes resulting from:
State taxes, net	792	(906)	1,029
Other, net	71	(69)	(218)

Total provision (benefit) from continuing operations	$7,971	$(7,477)	$8,702

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We record deferred income taxes to reflect temporary differences in the basis of our assets and liabilities for income tax and financial reporting purposes, as well as available tax credit carryforwards. These temporary differences result in amounts that will be taxable or deductible in future years on our tax returns. The tax effected temporary differences and credit carryforwards which comprise our deferred taxes on our balance sheet are as follows:

	December 31, 2003			December 31, 2002

	Assets	Liabilities	Total	Assets	Liabilities	Total

	(In thousands)
Deductible Temporary Differences:
Accounts receivable	$84	$—	$84	$182	$—	$182
Insurance accruals	939	—	939	579	—	579
Insurance settlements	—	—	—	24	—	24
Vacation accruals	1,220	—	1,220	1,227	—	1,227
Other reserves	1,557	—	1,557	1,207	—	1,207
Accrued environmental and retirement	3,900	—	3,900	6,700	—	6,700
Taxable inventory costs	—	—	—	—	(150)	(150)

Total current	7,700	—	7,700	9,919	(150)	9,769

Deductible Temporary Differences:
Other accruals	487	—	487	1,211	(126)	1,085
Other	—	(290)	(290)	1,916	(453)	1,463
Taxable Temporary Differences:
Accelerated plant costs	—	(702)	(702)	—	(1,176)	(1,176)
Accelerated depreciation	—	(52,520)	(52,520)	—	(52,764)	(52,764)
Inventory tax basis difference	—	(7,079)	(7,079)	—	(5,968)	(5,968)
Net operating loss carryforward	7,136	—	7,136	9,531	—	9,531
Tax credit carryforwards	13,876	—	13,876	10,217	—	10,217

Total noncurrent	21,499	(60,591)	(39,092)	22,875	(60,487)	(37,612)

Total	$29,199	$(60,591)	$(31,392)	$32,794	$(60,637)	$(27,843)

      At December 31, 2003, we had an alternative minimum tax credit carryforward and a general business credit of approximately $9,841,000 and $4,035,000, respectively. Our alternative minimum tax credits can be carried forward indefinitely to offset future taxable income. Our general business tax credits, that are available to offset future income taxes, expire beginning in 2007 through 2023. Our net operating loss carryover, that can offset future taxable income, will expire in 2022. These credits and loss carryovers are subject to utilization based on various tax laws and tax return situations.

Note 16 — 401(k) Plans:

      On May 14, 2002, we adopted the Giant Yorktown 401(k) Retirement Savings Plan (“Yorktown 401(k)”). The Yorktown 401(k) is for the employees of our Yorktown refinery who meet plan eligibility

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements. For purposes of eligibility and vesting, anyone who was employed by the Yorktown refinery on or before December 31, 2002, received credit for time worked for the refinery’s previous owners BP/ Amoco and certain other prior employers. Subject to approval from our board of directors each year, we match the employee’s contributions to the Yorktown 401(k), including after-tax contributions, at a rate of 100% up to a maximum of 7% of the employee’s annual compensation, subject to a per participant maximum contribution amount. For the years ended December 31, 2003 and 2002, we expensed $985,000 and $546,000, respectively, for matching contributions under this plan. Our matching contribution can be invested in available options at the discretion of the participant. We did not make a discretionary contribution to this plan for the year ended December 31, 2003.

      For our other employees who meet plan eligibility requirements, we sponsor the Giant Industries, Inc and Affiliated Companies 401(k) Plan (“Giant 401(k)”). Subject to board approval each year, we match the employee’s contributions to the Giant 401(k), including catch-up contributions, at a rate of 50% up to a maximum of 6% of the employee’s annual compensation, subject to a per participant maximum contribution amount. For the years ended December 31, 2003, 2002, and 2001, we expensed $1,231,000, $1,560,000, and $1,454,000, respectively, for matching contributions under this plan. Our matching contribution can be invested in available options at the discretion of the participant. Additional contributions to the Giant 401(k) are made at the discretion of our board of directors. For the year ended December 31, 2003, we accrued $900,000 for a discretionary contribution to the Giant 401(k). This discretionary contribution was funded with 49,046 newly issued shares of our common stock on February 25, 2004. For the year ended December 31, 2002, we accrued $900,000 for a discretionary contribution to the Giant 401(k), which was funded with 213,776 newly issued shares of our common stock. For the year ended December 31, 2001, we made a discretionary cash contribution of $900,000 to the 401(k). The cash contribution was used to purchase shares of our common stock. All shares are allocated to eligible employees’ accounts in the manner set forth in the Giant 401(k). At December 31, 2003 and 2002, the assets of the Giant 401(k) included 1,099,277 and 1,159,384 shares of our common stock, respectively.

      In March 2004 the Yorktown 401(k) and the Giant 401(k) were combined into one 401(k) plan for administrative convenience and to reduce costs. The benefits available to Yorktown and non-Yorktown employees did not materially change.

Note 17 — Pension and Post-Retirement Benefits:

      In December 2003, FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to enhance disclosures of relevant accounting information by providing additional information on plan assets, obligations, cash flows, and net cost. The revisions are reflected in this footnote.

      On December 8, 2003, the President signed the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). One feature of the Act is a government subsidy of prescription drug costs. We have not yet quantified the effect, if any, on the accumulated post-retirement benefit obligation or the net periodic post-retirement benefit cost in our financial statements and accompanying notes. Specific accounting guidance for this subsidy is pending, including transition rules.

      In 2002, we established the Giant Yorktown Cash Balance Plan (“Cash Plan”). The Cash Plan is a defined benefit plan for our Yorktown employees. The Cash Plan is a “cash balance” retirement plan fully funded by us without employee contributions. All Yorktown employees meeting the eligibility requirements are automatically included in the Cash Plan. Under the Cash Plan, an account is established for each eligible employee that in general reflects pay credits, based on a percentage of eligible pay determined by age or years of service, whichever yields the greater percentage, plus regular interest credits. Interest credits are generally equal to the greater of 5% or the 12-month average of the one-year U.S. Treasury constant maturity rates plus 1%. Yorktown employees who were covered by the BP retirement plan on

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

July 1, 2000, are generally eligible for a grandfather provision that affects the calculation of the benefit under the plan.

      We have established an investment policy for the Cash Plan that targets allocation percentages among various asset classes. This investment policy is designed to reach long-term return goals, while mitigating against downside risk and considering expected cash flows. The current weighted average target for asset allocation is:

•	equity securities: 50-70%

•	debt securities: 30-50%

•	real estate: 0%

•	other: 0%

      Our investment policy is reviewed from time to time to ensure consistency with our objectives. Equity securities do not include any of our common stock.

      We must make a lump-sum payment to the Cash Plan each year. The amount of our annual payment is based on various factors, including actuarial calculations linked to the potential retirement ages of Yorktown employees. Our payment to the Cash Plan for the year ending December 31, 2002 was $1,086,000 and was made in September 2003. We expect to contribute about $2,200,000 to the Cash Plan in 2004.

      In 2002, we established the Giant Yorktown Retiree Medical Plan (the “Medical Plan”), which is a defined post-retirement benefit plan for Yorktown employees. The Medical Plan will pay a percentage of the medical premium for coverage under the plan. Coverage is generally available to full-time employees who are age 50 or older with 10 or more years of service. We will pay from 50% to 80% of the premium cost, depending on age and years of service. Unlike the Cash Plan, we are not required to fund the Medical Plan annually. We did not make a payment to the Medical Plan for the year ending December 31, 2002 and do not anticipate making a payment to the Medical Plan for the year ending December 31, 2003.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table contains certain disclosures for our pension plan and retiree medical plan for 2003 and 2002:

	Cash Balance Plan		Retiree Medical Plan

	2003	2002	2003	2002

Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$8,550,561	$—	$2,498,637	$—
Service cost	1,151,983	576,969	192,379	101,972
Interest cost	530,955	310,251	177,612	93,005
Benefit paid	(46,361)	—	—	—
Actuarial loss	624,655	401,341	494,601	162,660
Plan amendments	—	—	—	—
Acquisitions	—	7,262,000	—	2,141,000

Benefit obligation at year end	$10,811,793	$8,550,561	$3,363,229	$2,498,637

Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Actual return on plan assets	47,706	—	—	—
Employer contributions	1,086,000	—	—	—
Benefits paid	(46,361)	—	—	—
Acquisitions	—	—	—	—

Fair value of plan assets at end of year	$1,087,345	$—	$—	$—

Unfunded status	$(9,724,448)	$(8,550,561)	$(3,363,229)	$(2,498,637)
Unrecognized net transition obligation	—	—	—	—
Unrecognized net prior service cost	—	—	—	—
Unrecognized net loss	1,001,853	401,341	647,114	162,660

Accrued benefit cost(a)	$(8,722,595)	$(8,149,220)	$(2,716,115)	$(2,335,977)

(a) The amounts are reflected in “Other Liabilities and Deferred Income” in the accompanying Consolidated Balance Sheets.
Net periodic benefit cost included the following:
Service cost	$1,151,983	$576,969	$192,379	$101,972
Interest cost	530,955	310,251	177,612	93,005
Expected return on assets	(23,563)	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain)/loss	—	—	10,147	—

Net periodic benefit cost	$1,659,375	$887,220	$380,138	$194,977

      The accumulated benefit obligation for the Cash Plan was $6,592,179 and $3,915,673 at December 31, 2003 and December 31, 2002, respectively.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted Average Plan Assumptions

	Cash Balance Plan		Retiree Medical Plan

	2003	2002	2003	2002

Weighted average assumptions used to determine benefit obligations at December 31:
Measurement date	12/31/2003	12/31/2002	12/31/2003	12/31/2002
Discount rate	6.00%	6.50%	6.00%	6.50%
Rate of compensation increase*	4.00%	4.00%	—	—
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.50%	7.00%	6.50%	7.00%
Expected return on assets	8.50%	8.50%	—	—
Rate of compensation increase*	4.00%	4.00%	—	—

*	Salary increases are assumed to increase at a rate of 4% per year. An additional 5% increase is added to the ultimate rate for those with less than one year of service grading down to 0% once a participant has five years of service.

      We based our expected long-term rate of return on a review of the anticipated long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy, given the anticipated requirements of the Cash Plan, to determine the average rate of earnings expected on the funds invested to provide benefits. Although we consider recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. We expect the long-term return assumption for the Cash Plan will remain at 8.5% per year.

Plan Assets

      Our pension plan asset allocations at December 31, 2003, and 2002, by asset category are as follows:

	Percentage of Plan
	Assets at
	December 31,

Asset Category	2003	2002

Equity securities	71%	0%
Debt securities	29%	0%
Real estate	0%	0%
Other	0%	0%

Total	100%	100%

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed Health Care Cost Trend Rates

	?Retiree Medical
	Plan?

	2003	2002

Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year:
HMO	10.50%	11.50%
Pre-65 Non-HMO	12.50%	13.50%
Post-65 Non-HMO	14.50%	16.00%
Rate to which the cost trend rate is assumed to Decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2012	2012

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1%-point change in assumed health care cost trend rates would have the following effect:

	1%-Point

	Increase	Decrease

Effect on total of service and interest cost components	$10,060	$(9,443)
Effect on postretirement benefit obligation	89,117	(87,521)

Note 18	— Stock Incentive Plans:

      Under the 1998 Stock Incentive Plan (the “1998 Plan”), shares of our common stock are authorized to be issued to deserving employees in connection with awards of options, appreciation rights, restricted shares, performance shares or performance units, all as defined in the 1998 Plan. Appreciation rights, performance shares and performance units may be settled in cash, our common shares or any combination thereof.

      The total number of shares available for grant under the 1998 Plan is 2% of the total number of common shares outstanding as of the first day of each calendar year, which amount was 171,435 shares for 2003, 171,077 shares for 2002, and 178,960 shares for 2001. Grants also are subject to a 400,000 share annual limitation on the number of common shares available for the grant of options that are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. Common shares available for grant in any particular calendar year that are not, in fact, granted in such year cannot be added to the common shares available for grant in any subsequent calendar year. For 2004, the number of shares available for grant is 175,711.

      On May 9, 2003, 140,500 incentive stock options were granted to 15 employees under the 1998 Plan. The exercise price for all of the options was $5.24, which was the closing price of our common stock on the New York Stock Exchange on the date of grant. One-half of each grant vests on May 9, 2004 and the remaining one-half on May 9, 2005. All of the options expire on May 8, 2013.

      On December 11, 2002, 171,000 incentive stock options were granted to 13 employees under the 1998 Plan. The exercise price for all of the options was $2.85, which was the closing price of our common stock on the New York Stock Exchange on the date of grant. One-half of each grant vests on December 11, 2003 and the remaining one-half on December 11, 2004. All of the options expire on December 10, 2012.

      On May 17, 2001, 177,500 nonqualified stock options were granted to 13 employees under the 1998 Plan. The exercise price for all of the options was $9.95, which was the closing price for our common stock on the New York Stock Exchange on the date of grant. One-third of each grant vested on the date

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of grant, one-third on May 17, 2002, and the remaining one-third on May 17, 2003. All of the options expire on May 16, 2011.

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

      Under our 1989 Stock Incentive Plan (the “1989 Plan”), 500,000 shares of our common stock were authorized to be issued to deserving employees in the form of options and/or restricted stock. At December 31, 2003, no shares were available for future grants under the 1989 Plan because, by its terms, no new awards may be made after December 11, 1999.

      All of the remaining options or restricted stock granted under the 1989 Plan expired in 2003.

      The following summarizes stock option transactions under the 1989 and 1998 Plans:

		Weighted Average
Options Outstanding At	Shares	Exercise Price

January 1, 2001	374,051	10.34
Granted	177,500	9.95
Exercised	(126,601)	8.74
Expired	(26,000)	10.63

December 31, 2001	398,950	10.65
Granted	171,000	2.85
Exercised	(17,900)	5.25

December 31, 2002	552,050	8.41
Granted	140,500	5.24
Expired	(103,550)	8.36
Forfeited	(65,000)	6.35

December 31, 2003	524,000	$7.83

Options exercisable at December 31:
2003	314,500	$10.08
2002	321,876	11.08
2001	280,613	10.95

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes information about stock options outstanding under the 1998 Plan at December 31, 2003:

Options Outstanding
			Options Exercisable
		Weighted
		Average		Weighted
Range of Exercise	Number	Remaining	Number	Average
Prices	Outstanding	Contractual Life	Exercisable	Exercise Price

$12.00 to 18.50	100,000	4.1 years	100,000	$15.25
9.95	145,500	7.4 years	145,500	9.95
2.85	138,000	8.9 years	69,000	2.85
5.24	140,500	9.4 years	—	5.24

	524,000	7.7 years	314,500	$10.08

      In October 1995, the FASB issued SFAS No. 123 “Accounting for Stock Based Compensation.” At that time, we determined that we would not change to the fair value method prescribed in the Statement and would continue to use the intrinsic value method to account for stock-based employee compensation. In December 2002, FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of FASB Statement No. 123. SFAS 148 amends SFAS 123 to permit alternative methods of transition for adopting a fair value based method of accounting for stock-based employee compensation. We have determined that we will not adopt the provisions of SFAS No. 148.

      If we had elected to recognize compensation costs based on the fair value at the date of grant, consistent with the provisions of SFAS No. 123, our net earnings (loss) and diluted earnings (loss) per share for the years ended December 31, 2003, 2002, and 2001 would have decreased (increased) by approximately $238,000 and $0.03 per share, $(172,000) and $(0.02) per share, and $530,000 and $0.06 per share, respectively.

      The estimated weighted average fair values of options granted during 2003, 2002 and 2001 were $3.28, $1.81 and $5.96 per share, respectively, and were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001

Expected life in years	7	7	8
Risk-free interest rate	3.6%	4.0%	5.4%
Volatility	60%	61%	47%
Dividend Yield	—	—	—

Note 19 — Interest, Operating Leases and Rent Expense:

      We paid interest of $38,645,000, $34,426,000, and $24,135,000 in 2003, 2002, and 2001, respectively. We did not have any long-term construction projects in these years, so we did not capitalize any interest charges.

      As discussed in Note 6, on December 31, 1998, we completed a sale-leaseback transaction with FFCA. Under the terms of the Agreement, FFCA purchased 83 service station/convenience stores from us and we in turn leased the 83 service station/convenience stores back from FFCA under an operating lease arrangement. We reacquired 24 of the service station/convenience stores in the second half of 1999 and the remaining 59 in the third quarter of 2001.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the sale of an 8.47-acre tract of land in North Scottsdale that included our corporate headquarters building, we entered into a ten-year agreement to lease back our corporate headquarters building.

      We are committed to annual minimum rentals under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2003 as follows:

Land, Building,
Machinery and
Equipment Leases

(In thousands)
2004	$6,034
2005	4,890
2006	4,229
2007	3,408
2008	2,878
2009 — 2024	16,090

Total minimum payments required	$37,529

      Our total rent expense was $6,760,000, $6,140,000, and $8,459,000 for 2003, 2002, and 2001, respectively.

Note 20 — Commitments and Contingencies:

      We have various legal actions, claims, assessments and other contingencies arising in the normal course of our business, including those matters described below, pending against us. Some of these matters involve or may involve significant claims for compensatory, punitive or other damages. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. We have recorded accruals for losses related to those matters that we consider to be probable and that can be reasonably estimated. We currently believe that any amounts exceeding our recorded accruals should not materially affect our financial condition or liquidity. It is possible, however, that the ultimate resolution of these matters could result in a material adverse effect on our results of operations for a particular reporting period.

      Federal, state and local laws relating to the environment, health and safety affect nearly all of our operations. As is the case with all companies engaged in similar industries, we face significant exposure from actual or potential claims and lawsuits involving environmental matters. These matters include soil and water contamination, air pollution and personal injuries or property damage allegedly caused by substances made, handled, used, released or disposed of by us or by our predecessors.

      Future expenditures related to environmental, health and safety matters cannot be reasonably quantified in many circumstances for various reasons. These reasons include the speculative nature of remediation and clean-up cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, various defenses that may be available to us and changing environmental, health and safety laws, including changing interpretations of those laws.

Environmental and Litigation Accruals

      As of December 31, 2003 and 2002, we had environmental liability accruals of approximately $7,592,000 and $8,367,000, respectively, which are summarized below, and litigation accruals in the

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate of $573,000 at December 31, 2003 and $349,000 at December 31, 2002. Environmental accruals are recorded in the current and long-term sections of our Consolidated Balance Sheets.

Summary of Accrued Environmental Contingencies

	As of	Increase		As of	Increase		As of
	12/31/01	(Decrease)	Payments	12/31/02	(Decrease)	Payments	12/31/03

	(In thousands)
Farmington Refinery	$570	$—	$—	$570	$—	$—	$570
Ciniza — Land Treatment Facility	208	—	(19)	189	—	(3)	186
Bloomfield Tank Farm (Old Terminal)	149	(48)	(12)	89	—	(22)	67
Ciniza — Solid Waste Management Units	286	—	(11)	275	—	—	275
Bloomfield Refinery	977	(412)	(255)	310	—	(43)	267
Ciniza Well Closures	100	—	—	100	40	—	140
Retail Service Stations — Various	194	—	(75)	119	60	(33)	146
East Outfall — Bloomfield	—	—	—	—	202	(177)	25
Yorktown Refinery	—	7,500	(785)	6,715	—	(799)	5,916

Totals	$2,484	$7,040	$(1,157)	$8,367	$302	$(1,077)	$7,592

      Approximately $6,820,000 of this accrual is for the following projects discussed below:

•	the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of our inactive Farmington refinery,

•	environmental obligations assumed in connection with our acquisitions of the Yorktown refinery and the Bloomfield refinery, and

•	hydrocarbon contamination on and adjacent to the 5.5 acres that we own in Bloomfield, New Mexico.

      The remaining amount of the accrual relates to

•	the closure of certain solid waste management units at the Ciniza refinery, which is being conducted in accordance with the refinery’s Resource Conservation and Recovery Act permit,

•	closure of the Ciniza refinery land treatment facility including post-closure expenses,

•	estimated monitoring well closure costs at the Ciniza refinery, and

•	amounts for smaller remediation projects.

Yorktown Environmental Liabilities

      We assumed certain liabilities and obligations in connection with our purchase of the Yorktown refinery from BP. BP agreed to reimburse us in specified amounts for some matters. Among other things, and subject to certain exceptions, we assumed responsibility for all costs, expenses, liabilities, and obligations under environmental, health and safety laws caused by, arising from, incurred in connection with or relating to the ownership of the refinery or its operation. We agreed to reimburse BP for losses incurred in connection with or related to liabilities and obligations assumed by us.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Yorktown Consent Decree

      Environmental obligations assumed by us include BP’s responsibilities relating to the Yorktown refinery under a consent decree among various parties covering many locations (the “Consent Decree”). Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. We assumed BP’s responsibilities as of January 18, 2001, the date the Consent Decree was lodged with the court. As applicable to the Yorktown refinery, the Consent Decree requires, among other things, reduction of NOx, SO2 and particulate matter emissions and upgrades to the refinery’s leak detection and repair program. We estimate that we will incur capital expenditures of between $20,000,000 and $27,000,000 to comply with the Consent Decree through 2006, although we believe we will incur most of those expenditures in 2005 and 2006. In addition, we estimate that we will incur operating expenses associated with the requirements of the Consent Decree of between $1,600,000 and $2,600,000 per year.

Yorktown 1991 Order

      In connection with the Yorktown acquisition, we also assumed BP’s obligations under an administrative order issued by EPA in 1991 under the Resource Conservation and Recovery Act. The order requires an investigation of certain areas of the refinery and the development of measures to correct any releases of contaminants or hazardous substances found in these areas. A Resource Conservation and Recovery Act Facility Investigation and a Corrective Measures Study (“RFI/ CMS”) already has been prepared. It was revised by BP, in draft form, to incorporate comments from EPA and the Virginia Department of Environmental Quality (“VDEQ”). A final RFI/ CMS has not yet been approved. The draft RFI/ CMS proposes investigation, sampling, monitoring, and cleanup measures, including the construction of an on-site corrective action management unit that would be used to consolidate hazardous solid materials associated with these measures. These proposed actions relate to soil, sludge, and remediation wastes relating to solid waste management units. Groundwater in the aquifers underlying the refinery, and surface water and sediment in a small pond and tidal salt marsh on the refinery property also will be addressed in the RFI/ CMS.

      EPA issued a proposed cleanup plan for public comment in December 2003. EPA will review all comments, will issue an approved RFI and CMS in coordination with VDEQ, and will make a final remedy decision. We estimate that expenses associated with the actions described in the proposed RFI/ CMS will cost from $19,000,000 to $21,000,000, and will be incurred over a period of approximately 30 years. We believe that about $5,000,000 of this amount will be incurred over an initial 3-year period, and additional expenditures of about $5,000,000 will be incurred over the following 3-year period. We may not be responsible, however, for all of these expenditures due to the environmental reimbursement provisions included in our purchase agreement with BP, as more fully discussed below. Additionally, the facility’s underground sewer system will be cleaned, inspected and repaired as needed as part of the RFI/ CMS process. We anticipate that this work will cost from $3,000,000 to $5,000,000 over a period of three to five years, beginning around the time the construction of the corrective action management unit and related remediation work is completed in approximately 2007 or 2008.

Claims for Reimbursement from BP

      BP has agreed to reimburse us for all losses that are caused by or relate to property damage caused by, or any environmental remediation required due to, a violation of environmental health, and safety laws during BP’s operation of the refinery. In order to have a claim against BP, however, the total of all our losses must exceed $5,000,000, in which event our claim only relates to the amount exceeding $5,000,000. After $5,000,000 is reached, our claim is limited to 50% of the amount by which our losses exceed $5,000,000 until the total of all our losses exceeds $10,000,000. After $10,000,000 is reached, our claim

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would be for 100% of the amount by which our losses exceed $10,000,000. In applying these provisions, losses amounting to a total of less than $250,000 arising out of the same event are not added to any other losses for purposes of determining whether and when the $5,000,000 or $10,000,000 has been reached. After the $5,000,000 or $10,000,000 has been reached, BP has no obligation to reimburse us for any losses amounting to a total of less than $250,000 arising out of the same event. Except as specified in the refinery purchase agreement, in order to seek reimbursement from BP, we must notify BP of a claim within two years following the closing date. Further, BP’s total liability for reimbursement under the refinery purchase agreement, including liability for environmental claims, is limited to $35,000,000.

Farmington Refinery Matters

      In 1973, we constructed the Farmington refinery that was operated until 1982. In 1985, we became aware of soil and shallow groundwater contamination at this facility. We hired environmental consulting firms to investigate the contamination and undertake remedial action. The consultants identified several areas of contamination in the soils and shallow groundwater underlying the Farmington property. One of our consultants indicated that contamination attributable to past operations at the Farmington property has migrated off the refinery property, including a hydrocarbon plume that appears to extend no more than 1,800 feet south of the refinery property. Our remediation activities are ongoing under the supervision of the New Mexico Oil Conservation Division (“OCD”), although OCD has not issued a cleanup order. Our environmental reserve for this matter is about $570,000 at December 31, 2003.

Lee Acres Landfill

      The Farmington refinery property is located next to the Lee Acres Landfill, a closed landfill formerly operated by San Juan County. The landfill is situated on lands owned by the United States Bureau of Land Management (the “BLM”). Industrial and municipal wastes were disposed of in the landfill by numerous sources. While the landfill was operational, we used it to dispose of office trash, maintenance shop trash, used tires and water from the Farmington refinery’s evaporation pond.

      The landfill was added to the National Priorities List as a Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) Superfund site in 1990. In connection with this listing, EPA defined the site as the landfill and the landfill’s associated groundwater plume. EPA excluded any releases from the Farmington refinery itself from the definition of the site. In May 1991, EPA notified us that we may be a potentially responsible party under CERCLA for the release or threatened release of hazardous substances, pollutants or contaminants at the landfill.

      BLM made a proposed cleanup plan for the landfill available to the public in 1996. Remediation alternatives examined by BLM in connection with the development of its proposed plan ranged in projected cost from no cost to approximately $14,500,000. BLM proposed the adoption of a remedial action alternative that it believes would cost approximately $3,900,000 to implement. BLM’s $3,900,000 cost estimate is based on certain assumptions that may or may not prove to be correct and is contingent on confirmation that the remedial actions, once implemented, are adequately addressing landfill contamination. For example, if assumptions regarding groundwater mobility and contamination levels are incorrect, BLM is proposing to take additional remedial actions with an estimated cost of approximately $1,800,000.

      BLM has received public comment on its proposed plan. The final remedy for the site, however, has not yet been selected. Although we were given reason to believe that a final remedy would be selected in 2003, that selection did not occur. We have been advised that the site remedy may be announced in 2004. In 1989, one of our consultants estimated, based on various assumptions, that our share of potential liability could be approximately $1,200,000. This figure was based upon estimated landfill remediation costs significantly higher than those being proposed by BLM. The figure also was based on the consultant’s evaluation of such factors as available clean-up technology, BLM’s involvement at the site and the number

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of other entities that may have had involvement at the site, but did not include an analysis of all of our potential legal defenses and arguments, including possible setoff rights.

      Potentially responsible party liability is joint and several, which means that a responsible party may be liable for all of the clean-up costs at a site even though the party was responsible for only a small part of the contamination. Although it is possible that we may ultimately incur liability for clean-up costs associated with the landfill, a reasonable estimate of the amount of this liability, if any, cannot be made at this time for various reasons. These reasons include:

•	the final site remedy has not been selected;

•	a number of entities had involvement at the site;

•	allocation of responsibility among potentially responsible parties has not yet been made; and

•	potentially applicable factual and legal issues have not been resolved.

      We have not recorded a liability in relation to BLM’s proposed plan because the amount of any potential liability is currently not determinable.

      BLM may assert claims against us and others for reimbursement of investigative, cleanup and other costs incurred by BLM in connection with the landfill and surrounding areas. We may assert claims against BLM in connection with contamination that may be originating from the landfill. Private parties and other governmental entities also may assert claims against us, BLM, and others for property damage, personal injury and other damages allegedly arising out of any contamination originating from the landfill and the Farmington property. Parties also may request judicial determination of their rights and responsibilities, and the rights and responsibilities of others, in connection with the landfill and the Farmington property. Currently, however, there is no outstanding litigation against us by BLM or any other party.

Bloomfield Refinery Environmental Obligations

      In connection with the acquisition of the Bloomfield refinery, we assumed certain environmental obligations including Bloomfield Refining Company’s (“BRC”) obligations under an administrative order issued by EPA in 1992 pursuant to the Resource Conservation and Recovery Act. The order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. EPA has delegated its oversight authority over the order to NMED’s Hazardous Waste Bureau (“HWB”). In December 2002, HWB and OCD approved a cleanup plan for the refinery, subject to various actions to be taken by us to implement the plan. We estimate that remediation expenses associated with the cleanup plan will be approximately $267,000, and that these expenses will be incurred through approximately 2018.

Bloomfield Tank Farm (Old Terminal)

      We have discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank that was located in Bloomfield, New Mexico. We believe that all or a portion of the tank and the 5.5 acres we own on which the tank was located may have been a part of a refinery, owned by various other parties, that, to our knowledge, ceased operations in the early 1960s. We received approval to conduct a pilot bioventing project to address remaining contamination at the site, which was completed in June 2001. Bioventing involves pumping air into the soil to stimulate bacterial activity which in turn consumes hydrocarbons. Based on the results of the pilot project, we submitted a remediation plan to OCD proposing the use of bioventing to address the remaining contamination. This remediation plan was approved by OCD in June 2002. We anticipate that we will incur about $50,000 in soil remediation expenses through 2005 in connection with the bioventing plan and approximately $20,000 to continue groundwater

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

monitoring and testing until natural attenuation has completed the process of groundwater remediation. Our environmental accrual for this matter is approximately $67,000 as of December 31, 2003.

Notices of Violation at Four Corners Refineries

      In June 2002, we received a draft compliance order from the New Mexico Environment Department (“NMED”) in connection with alleged violations of air quality regulations at the Ciniza refinery. These alleged violations relate to an inspection completed in April 2001.

      In August 2002, we received a compliance order from NMED in connection with alleged violations of air quality regulations at the Bloomfield refinery. These alleged violations relate to an inspection completed in September 2001.

      In the second quarter of 2003, the EPA informally told us that it also intended to allege air quality violations in connection with the 2001 inspections at both refineries. We have since participated in joint meetings with NMED and EPA. These discussions have included alleged violations through December 31, 2003, in addition to matters relating to the 2001 inspections. In February 2004 NMED and EPA advised us that the potential penalties amount to about $2,000,000. In the first quarter of 2004, EPA informally advised us that its potential penalties could amount to between $1,000,000 and $3,000,000. We have accrued significantly less than these amounts because settlement discussions with NMED and EPA are ongoing. These discussions may result in reductions in the amount of potential penalties. In lieu of fines and as part of an administrative settlement, we expect that EPA and NMED may require us to undertake certain environmentally beneficial projects, known as supplemental environmental projects. We have not yet determined the nature or scope of any work that may be required in lieu of fines.

      In the first quarter of 2004, EPA told us that any administrative settlement also must be consistent with the consent decrees EPA has entered with other refiners as part of its national refinery enforcement program. In these other settlements, EPA generally has required that the refiner:

•	implement controls to reduce emissions of nitrogen oxide, sulfur dioxide, and particulate matter from the largest emitting process units;

•	upgrade leak-detection and repair practices;

•	minimize the number and severity of flaring events; and

•	adopt strategies to ensure compliance with benzene waste requirements.

Jet Fuel Claim

      In February 2003, we filed a complaint against the United States in the United States Court of Federal Claims related to military jet fuel that we sold to the Defense Energy Support Center (“DESC”) from 1983 through 1994. We asserted that the U.S., acting through DESC, underpaid for the jet fuel by about $17,000,000. Our claims include a request that we be made whole in connection with payments that were less than the fair market value of the fuel, as well as a request that we be reimbursed for the value of transporting the fuel in some contracts, as well as for certain additional costs of complying with the government’s special requirements. The U.S. has said that it may counterclaim and assert, based on its interpretation of the contracts, that we owe additional amounts of between $2,100,000 and $4,900,000. The U.S. denied all liability in a motion for partial summary judgment filed in the second quarter of 2003. In July 2003, we responded to the U.S.’s motion and filed our own cross-motion for partial summary judgment. All legal briefs on the U.S.’s motion and our cross-motion were filed with the court by November 2003. We are awaiting further action by the court. Due to the preliminary nature of this matter, there can be no assurance that we will ultimately prevail on our claims or the U.S.’s potential counterclaim, nor is it possible to predict when any payment will be received if we are successful.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, we have not recorded a receivable for these claims or a liability for any potential counterclaim.

MTBE Litigation

      Lawsuits have been filed in over 20 states alleging that MTBE, a blendstock used by many refiners in producing specially formulated gasoline, has contaminated water wells. MTBE contamination primarily results from leaking underground or aboveground storage tanks. We are aware of three MTBE lawsuits filed in the fourth quarter of 2003 in Virginia state courts in Patrick, Buchanan, and Greensville Counties. Although we are a named defendant in each suit, we have not been served with notice by the plaintiffs. The plaintiffs are two county boards of education and a county water authority. The suits allege MTBE contamination of water wells owned and operated by the plaintiffs. The plaintiffs assert that numerous refiners, distributors, or sellers of MTBE and/or gasoline containing MTBE are responsible for the contamination. The plaintiffs also claim that the defendants are jointly and severally liable for compensatory and punitive damages, costs, and interest. Joint and several liability means that each defendant may be liable for all of the damages even though that party was responsible for only a small part of the damages. The defendants who have been served have moved to remove the suits to Virginia federal court. We have given our consent to removal of the Patrick and Buchanan suits to federal court. We are evaluating whether to consent to removal of the Greensville suit to federal court.

Yorktown Power Outage Claim

      On April 28, 2003, a breaker failure disrupted operations at the electric generation plant that supplies our Yorktown refinery with power. As a result of the failure, the refinery suffered a complete loss of power and shut down all processing units. By the middle of May 2003, the refinery was operating at full capacity. We incurred costs of approximately $1,254,000 as a result of the loss of power, all of which we expensed in the second quarter of 2003. Reduced production also resulted in a loss of earnings. We are pursuing reimbursement from the power station owner. We are currently unable to determine the probability of recovery of any amounts related to this claim, so we have not recorded any receivables related to this claim.

Former CEO Matters

      On March 29, 2002, the board of directors terminated James E. Acridge as our President and Chief Executive Officer, and replaced him as our Chairman of the Board. He remains on the board of directors. On July 22, 2002, Mr. Acridge filed a lawsuit in the Superior Court of Arizona for Maricopa County against a number of our officers and directors. The lawsuit was also filed against unidentified accountants, auditors, appraisers, attorneys, bankers and professional advisors. Mr. Acridge alleged that the defendants wrongfully interfered with his employment agreement and caused the board to fire him. The complaint sought unspecified damages to compensate Mr. Acridge for the defendants’ alleged wrongdoing, as well as punitive damages, and costs and attorneys’ fees. The complaint also stated that Mr. Acridge intended to initiate a separate arbitration proceeding against us, alleging that we breached his employment agreement and violated an implied covenant of good faith and fair dealing. The court subsequently ruled that the claims raised in Mr. Acridge’s lawsuit were subject to arbitration and the lawsuit was dismissed. Arbitration proceedings have not been initiated. Subsequent to the filing of the claims, Mr. Acridge filed for bankruptcy. The trustee appointed in the Chapter 11 bankruptcy proceeding has questioned whether the Superior Court should have stayed the lawsuit until after the arbitration was completed instead of dismissing it. Regardless, we believe that the officers and directors sued by Mr. Acridge are entitled to indemnification from us in connection with the defense of, and any liabilities arising out of, the claims alleged by Mr. Acridge.

      We have an outstanding loan to Mr. Acridge in the principal amount of $5,000,000. In the fourth quarter of 2001, we established a reserve for the entire amount of the loan plus interest accrued through

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2001. In view of developments in the bankruptcy proceedings relating to Mr. Acridge described below, we have continued to maintain the reserve.

      In addition to Mr. Acridge’s personal bankruptcy filing, Pinnacle Rodeo LLC, Pinnacle Rawhide LLC, and Prime Pinnacle Peak Properties, Inc., three entities originally controlled by Mr. Acridge, have commenced Chapter 11 bankruptcy proceedings. A Chapter 11 trustee has been appointed in these cases. The four bankruptcy cases are administered together. We have filed proofs of claim in the bankruptcy proceedings seeking to recover amounts we believe are owed to us by Mr. Acridge, and the other entities, including amounts relating to the outstanding $5,000,000 loan. We also filed a complaint in the Acridge bankruptcy proceeding on July 31, 2003 in which we sought a determination that certain of the amounts we believe are owed to us by Mr. Acridge are not dischargeable in bankruptcy. The court has entered a default against Mr. Acridge in connection with our complaint. The court, however, has not yet ruled on whether we are entitled to receive any of the damages that we have requested. Even if the court decides that we can receive damages, we do not know whether we would be able to recover any of these damages from Mr. Acridge.

      The official committee of unsecured creditors for the bankruptcy cases filed a plan of reorganization on November 7, 2003. The plan describes a process for the liquidation of the estates and the payment of liquidation proceeds to creditors. It will only become effective if approved by the bankruptcy court. Under the committee’s plan, we would make a payment, which would have no material effect on the Company’s financial statements, for the benefit of unsecured creditors in the Acridge estate. Additionally, we would give up all of our claims against the estates, with the exception of a claim for our share of any assets of the Acridge estate that have not yet been identified. In return, the four estates would release us from all of their claims against us, if any. The plan would not preclude us from pursuing our non-dischargeability complaint against Mr. Acridge.

      In 2003, the trustee for the Acridge estate asked the bankruptcy court to permit him to engage in discovery to determine whether any claims against us, or persons or entities associated with us, may exist. The bankruptcy court authorized the Acridge trustee to take the deposition of three of our officers or directors and to obtain documents from them.

      In order for the committee’s plan to be approved, the committee must first obtain bankruptcy court approval of a disclosure statement which describes the plan and the process by which creditors can vote on the plan. The Acridge trustee and the unsecured creditors committee are working on a summary to be included in the disclosure statement containing each of their positions on whether the committee’s plan should be approved. We anticipate that this statement may not be sent out until after our three officers or directors are deposed.

      The trustee in the Prime Pinnacle proceeding filed a separate plan of reorganization. The Prime Pinnacle Trustee initially indicated that he was going to object to the proof of claim that we filed in the Prime Pinnacle proceeding. In addition, the Prime Pinnacle Trustee indicated that he was going to evaluate any possible preferential or fraudulent transfer of assets from Prime Pinnacle to us in satisfaction of debts owed by Mr. Acridge or his other entities. An agreement was subsequently reached between the Prime Pinnacle Trustee, the unsecured creditors committee, and us. The committee agreed to carve out the Prime Pinnacle estate from the Committee’s Plan. We agreed not to receive any distribution on our unsecured claim against the Prime Pinnacle estate. The Prime Pinnacle Trustee agreed to incorporate the terms of the Committee’s settlement with us in the Prime Pinnacle plan and to release us from any claims the Prime Pinnacle estate may have against us. The Prime Pinnacle Trustee’s agreement to release us and our agreement not to receive a distribution from the Prime Pinnacle estate are both conditioned upon the entry of a final court order, which is not subject to appeal, confirming the unsecured creditors committee’s plan.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We do not know whether the unsecured creditors committee’s plan or the plan prepared by the Prime Pinnacle Trustee will be approved. We also do not know whether or when creditors, including us, will receive any recovery on their debts from any of the four bankruptcy estates.

Note 21 — Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2003(1)

	Quarter

	First	Second	Third	Fourth

	(In thousands, except per share data)
Continuing Operations:
Net revenues	$479,425	$407,597	$472,635	$448,602
Cost of products sold	408,759	337,679	389,182	375,361

Gross margin	70,666	69,918	83,453	73,241
Operating expenses	38,673	41,165	41,194	43,182
Depreciation and amortization	9,052	9,355	9,310	9,059
Selling, general and administrative expenses	7,024	7,272	8,126	8,195
(Gain) loss on the disposal/write-down of assets	410	(177)	1,081	523

Operating earnings	$15,507	$12,303	$23,742	$12,282

Net earnings	$2,453	$762	$7,648	$1,474
Net earnings per common share — basic	$0.28	$0.09	$0.87	$0.17
Net earnings per common share — assuming dilution	$0.28	$0.09	$0.86	$0.17
Discontinued Operations:
Net revenues	$13,187	$10,217	$3,047	$1,728

Loss from operations	$(341)	$(198)	$(8)	$(189)
Gain (loss) on disposal	137	(250)	(14)	406
Net (loss) gain on asset sales/write-downs	—	(77)	(177)	21

Operating earnings (loss)	$(204)	$(525)	$(199)	$238

Net earnings (loss)	$(123)	$(315)	$(119)	$143
Net earnings (loss) per common share — basic	$(0.01)	$(0.04)	$(0.01)	$0.01
Net earnings (loss) per common share — assuming dilution	$(0.01)	$(0.04)	$(0.01)	$0.01
Cumulative effect of change in accounting principle:
Net loss	$(704)	$—	$—	$—
Net loss per common share — basic	$(0.08)	$—	$—	$—
Net loss per common share — assuming dilution	$(0.08)	$—	$—	$—

(1)	Subsequent to the previously filed Form 10-Q’s, certain reclassifications have been made to present continuing and discontinued operations in accordance with SFAS No. 144.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002(1)

	Quarter

	First	Second	Third	Fourth

	(In thousands, except per share data)
Continuing Operations:
Net revenues	$177,920	$287,976	$382,082	$401,308
Cost of products sold	134,588	238,587	330,717	338,714

Gross margin	43,332	49,389	51,365	62,594
Operating expenses	22,843	29,649	36,174	37,586
Depreciation and amortization	7,960	8,653	9,147	9,298
Selling, general and administrative expenses	5,425	6,130	7,031	6,969
(Gain) loss on the disposal/write-down of assets	4	(127)	(157)	(461)

Operating earnings (loss)	$7,100	$5,084	$(830)	$9,202

Net earnings (loss)	$570	$(3,290)	$(7,139)	$(1,240)
Net earnings (loss) per common share — basic	$0.06	$(0.38)	$(0.83)	$(0.14)
Net earnings (loss) per common share — assuming dilution	$0.06	$(0.38)	$(0.83)	$(0.14)
Discontinued Operations:
Net revenues	$15,826	$17,412	$17,379	$13,159

Loss from operations	$(743)	$(472)	$(526)	$(359)
Gain (loss) on disposal	—	(132)	4,921	1,674
Net loss on asset sales/write-downs	—	(1,054)	(117)	(139)

Operating earnings (loss)	$(743)	$(1,658)	$4,278	$1,176

Net earnings (loss)	$(447)	$(994)	$2,567	$706
Net earnings (loss) per common share — basic	$(0.05)	$(0.12)	$0.30	$0.08
Net earnings (loss) per common share — assuming dilution	$(0.05)	$(0.12)	$0.30	$0.08

(1)	Subsequent to the previously filed Form 10-Q’s, certain reclassifications have been made to present continuing and discontinued operations in accordance with SFAS No. 144.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective as of the date of that evaluation.

      (b) Change in Internal Control Over Financial Reporting

      No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

      Certain information required by Part III is omitted from this report by virtue of the fact that we will file with the Securities and Exchange Commission a definitive proxy statement relating to our Annual Meeting of Stockholders to be held April 29, 2004 pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference. We expect to disseminate the proxy statement to stockholders on or about March 19, 2004.

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item concerning our directors, including our audit committee members and audit committee financial expert, and the information concerning our code of ethics, is incorporated by reference to the information contained in the 2004 proxy statement under the caption “Election of Directors.”

      The information concerning our executive officers required by this item is incorporated by reference to the section in Part I of this report entitled “Executive Officers of the Registrant,” following Item 4.

      The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the information contained in the 2004 proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference to the information contained in the 2004 proxy statement under the captions “Election of Directors,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table includes information regarding securities authorized for issuance under our equity compensation plans.

	Number of Securities to		Number of Securities Remaining
	be Issued Upon	Weighted-Average	Available for Future Issuance
	Exercise	Exercise Price of	Under Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	524,000	$7.83	*
Equity compensation plans not approved by security holders	—	—	—
	—		—

Total	524,000	$7.83	*

*	The total number of shares available for grant is 2% of the total number of common shares outstanding as of the first day of each calendar year. Grants also are subject to a 400,000 share annual limitation on the grant of options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. Common shares available for grant in any particular calendar year that are not, in fact, granted in such year cannot be added to the common shares available for grant in any subsequent calendar year.

      For a description of our equity compensation plans see Note 18 to our Consolidated Financial Statements included in Item 8.

      The other information required by this item is incorporated by reference to the information contained in the 2004 proxy statement under the captions “Election of Directors,” “Security Ownership of Management” and “Shares Owned by Certain Shareholders.”

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the information contained in the 2004 proxy statement under the captions “Compensation Committee Interlocks and Insider Participation,” “Certain Transactions”, “Indebtedness of Management” and “Legal Proceedings”.

Item 14.	Principal Accountant Fees and Services

      The information required by this item is incorporated by reference to the information contained in the 2004 proxy statement under the caption “Audit Fees.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) The following financial statements are included in Item 8:

(i) Independent Auditors’ Report

(ii) Consolidated Balance Sheets — December 31, 2003 and 2002

(iii) Consolidated Statements of Operations — Years ended December 31, 2003, 2002 and 2001

(iv) Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2003, 2002 and 2001

(v) Consolidated Statements of Cash Flows — Years ended December 31, 2003, 2002 and 2001

(vi) Notes to Consolidated Financial Statements

      (2) Financial Statement Schedule. The following financial statement schedule of Giant Industries, Inc. for the years ended December 31, 2003, 2002 and 2001 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Giant Industries, Inc.

Independent Auditors’ Report on Schedule
Schedule II — Valuation and Qualifying Accounts

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

      Contracts with management and any compensatory plans or arrangements relating to management are as follows:

Exhibit No.		Description

10.10		Giant Industries, Inc. 1998 Stock Incentive Plan. Incorporated by reference to Appendix H to the Joint Proxy Statement/Prospectus included in the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed May 4, 1998, File No. 333-51785.
10.11		Amendment No. 1 to 1998 Stock Incentive Plan, dated September 13, 2000. Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No 1-10398.
10.12		Amendment No. 2 to 1998 Stock Incentive Plan, dated March 27, 2002. Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No 1-10398.
10.13		ESOP Substitute Excess Deferred Compensation Benefit Plan. Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10398.
10	.28*	Employment Agreement, dated as of December 12, 2003, between Fred L. Holliger and Giant Industries, Inc.
10	.29*	Employment Agreement, dated as of December 12, 2003, between Morgan Gust and Giant Industries, Inc.
10	.30*	Employment Agreement, dated as of December 12, 2003, between Mark B. Cox and Giant Industries, Inc.
10	.31*	Employment Agreement, dated as of December 12, 2003, between Kim H. Bullerdick and Giant Industries, Inc.

*	Filed herewith.

      (b) Reports on Form 8-K. We filed the following reports on Form 8-K during the fourth quarter of 2003 and to date:

(i) On November 10, 2003, we filed a Form 8-K dated November 10, 2003, containing a press release detailing our earnings for the third quarter of 2003.

(ii) On February 12, 2004, we filed a Form 8-K dated February 12, 2004, containing a press release detailing a supply agreement with Statoil Marketing and Trading (USA), Inc.

(iii) On March 8, 2004, we filed a Form 8-K dated March 8, 2004, containing a press release detailing our earnings for the fourth quarter of 2003 and the year ended December 31, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIANT INDUSTRIES, INC.

By:	/s/ FRED L. HOLLIGER

Fred L. Holliger
Chairman of the Board
and Chief Executive Officer

March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ FRED L. HOLLIGER Fred L. Holliger	Chairman of the Board, Chief Executive Officer and Director	March 15, 2004

/s/ MARK B. COX Mark B. Cox	Vice President, Treasurer, Chief Financial Officer and Assistant Secretary	March 15, 2004

/s/ ROGER D. SANDEEN Roger D. Sandeen	Vice President, Chief Accounting Officer and Assistant Secretary	March 15, 2004

James E. Acridge	Director	March 15, 2004

/s/ ANTHONY J. BERNITSKY Anthony J. Bernitsky	Director	March 15, 2004

/s/ LARRY L. DEROIN Larry L. DeRoin	Director	March 15, 2004

/s/ RICHARD T. KALEN, JR. Richard T. Kalen, Jr.	Director	March 15, 2004

/s/ BROOKS J. KLIMLEY Brooks J. Klimley	Director	March 15, 2004

/s/ GEORGE M. RAPPORT George M. Rapport	Director	March 15, 2004

/s/ DONALD M. WILKINSON Donald M. Wilkinson	Director	March 15, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Giant Industries, Inc.

Scottsdale, Arizona

      We have audited the consolidated financial statements of Giant Industries, Inc. and subsidiaries (“the Company”) as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 12, 2004 which expresses an unqualified opinion and includes an explanatory paragraph relating to changes in accounting methods for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Asset Retirement Obligations” in 2003 and SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in 2002; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 12, 2004

SCHEDULE II

GIANT INDUSTRIES, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Three Years Ended December 31, 2003

      Trade Receivables:

		Charged
	Balance at	to Costs		Balance at
	Beginning	and		End of
	of Period	Expenses	Deduction(a)	Period

	(In thousands)
Year ended December 31, 2003:
Allowance for doubtful accounts	$650	$0	$(260)	$390

Year ended December 31, 2002:
Allowance for doubtful accounts	$540	$517	$(407)	$650

Year ended December 31, 2001:
Allowance for doubtful accounts	$356	$602	$(418)	$540

(a)	Deductions are primarily trade accounts determined to be uncollectible.

      Related Party Note and Interest Receivable:

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deduction(b)	Period

Year ended December 31, 2003:
Allowance for doubtful accounts	$5,409	$0	$(5,409)	$0

Year ended December 31, 2002:
Allowance for doubtful accounts	$5,409	$0	$0	$5,409

Year ended December 31, 2001:
Allowance for doubtful accounts	$0	$5,409	$0	$5,409

(b)	The related party note and interest receivable were determined to be uncollectible in 2003.

GIANT INDUSTRIES, INC.

ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2003

INDEX TO EXHIBITS

Definitions:

      Form S-1 — Refers to the Form S-1 Registration Statement under the Securities Act of 1933 as filed October 16, 1989, File No. 33-31584.

      Amendment No. 3 — Refers to the Amendment No. 3 to Form S-1 Registration Statement under the Securities Act of 1933 as filed December 12, 1989, File No. 33-31584.

      Form S-3 — Refers to the Form S-3 Registration Statement under the Securities Act of 1933 as filed September 22, 1993, File No. 33-69252.

Exhibit
No.	Description

2.1	Asset Purchase Agreement dated February 8, 2002, by and among, BP Corporation North America Inc., BP Products North America Inc., and Giant Industries, Inc. Incorporated by reference to Exhibit 2.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-10398.
3.1	Restated Certificate of Incorporation of Giant Industries, Inc., a Delaware corporation. Incorporated by reference to Exhibit 3.1 to Amendment No. 3.
3.2	Bylaws of Giant Industries, Inc., a Delaware corporation, as amended September 9, 1999. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.
3.3	Articles of Incorporation of Giant Industries Arizona, Inc., an Arizona corporation (“Giant Arizona”) formerly Giant Acquisition Corp. Incorporated by reference to Exhibit 2.1, Annex V to Form S-1.
3.4	Bylaws of Giant Arizona. Incorporated by reference to Exhibit 2.1, Annex VI to Form S-1.
3.5	Articles of Incorporation of Ciniza Production Company. Incorporated by reference to Exhibit 3.7 to Form S-3.
3.6	Bylaws of Ciniza Production Company. Incorporated by reference to Exhibit 3.8 to Form S-3.
3.7	Articles of Incorporation of Giant Stop-N-Go of New Mexico, Inc. Incorporated by reference to Exhibit 3.9 to Form S-3.
3.8	Bylaws of Giant Stop-N-Go of New Mexico, Inc. Incorporated by reference to Exhibit 3.10 to Form S-3.
3.9	Articles of Incorporation of Giant Four Corners, Inc. Incorporated by reference to Exhibit 3.11 to Form S-3.
3.10	Bylaws of Giant Four Corners, Inc. Incorporated by reference to Exhibit 3.12 to Form S-3.
3.11	Articles of Incorporation of Giant Mid-Continent, Inc. Incorporated by reference to Exhibit 3.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-10398.
3.12	Bylaws of Giant Mid-Continent, Inc. Incorporated by reference to Exhibit 3.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-10398.
3.13	Articles of Incorporation of San Juan Refining Company. Incorporated by reference to Exhibit 3.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-10398.
3.14	Bylaws of San Juan Refining Company. Incorporated by reference to Exhibit 3.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-10398.

Exhibit
No.		Description

3.15		Amended and Restated Articles of Incorporation of Phoenix Fuel Co., Inc. Incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.
3.16		Amended Bylaws of Phoenix Fuel Co., Inc. Incorporated by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.
3.17		Articles of Incorporation of Giant Pipeline Company. Incorporated by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.
3.18		Bylaws of Giant Pipeline Company. Incorporated by reference to Exhibit 3.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.
3.19		Certificate of Incorporation of Giant Yorktown, Inc. Incorporated by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-10398.
3.20		Bylaws of Giant Yorktown, Inc. Incorporated by reference to Exhibit 3.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-10398.
3.21		Certificate of Incorporation of Giant Yorktown Holding Company. Incorporated by reference to Exhibit 3.23 to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.
3.22		Bylaws of Giant Yorktown Holding Company. Incorporated by reference to Exhibit 3.24 to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.
4.1		Indenture dated as of August 26, 1997, among the Company, as Issuer, the Subsidiary Guarantors, as guarantors, and The Bank of New York, as Trustee, relating to $150,000,000 of 9% Senior Subordinated Notes due 2007. Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed October 9, 1997, File No. 333-37561.
4.2		Indenture, dated as of May 14, 2002, among the Company, as Issuer, the Subsidiary Guarantors, as guarantors, and The Bank of New York, as Trustee, relating to $200,000,000 of 11% Senior Subordinated Notes 2012. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.
4	.3*	Giant Industries, Inc. & Affiliated Companies 401(k) Basic Plan Document, effective October 9, 2003.
4.4		Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement, effective June 24, 2003. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-K for the quarter ended June 30, 2003, File No 1-10398.
4.5		First Amendment to Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement, effective June 24, 2003. Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-K for the quarter ended June 30, 2003, File No 1-10398.
4.6		Second Amendment to Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement, effective July 1, 2003. Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-K for the quarter ended June 30, 2003, File No 1-10398.
4	.7*	Third Amendment to Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement, effective January 1, 2004.
4	.8*	Fourth Amendment to Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement, effective March 1, 2004.
10.1		Second Amended and Restated Credit Agreement, dated May 14, 2002, among Giant Industries, Inc., Bank of America, N.A., as Administrative Agent and as Letter of Credit Bank, and the Lenders parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.

Exhibit
No.		Description

10.2		First Amendment, dated October 28, 2002 to Second Amended and Restated Credit Agreement, dated May 14, 2002, among Giant Industries, Inc., Bank of America, N.A., as Administrative Agent and as Letter of Credit Issuing Bank, and the Lenders parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-10398.
10	.3*	Second amendment, dated September 30, 2003, to Second Amended and Restated Credit Agreement, dated May 14, 2002, among Giant Industries, Inc., Bank of America, N.A., as Administrative Agent and as Letter of Credit Issuing Bank, and the Lenders parties thereto.
10	.4*	Third Amendment, dated February 9, 2004, to Second Amended and Restated Credit Agreement, dated May 14, 2002, among Giant Industries, Inc., Bank of America, N.A., as Administrative Agent and as Letter of Credit Issuing Bank, and the Lenders parties thereto.
10.5		Loan Agreement, dated as of May 14, 2002, by and among Giant Yorktown, Inc., as Borrower, Wells Fargo Bank Nevada, National Association, as Collateral Agent, and the Persons listed on Schedule IA thereto, as Lenders. Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.
10.6		Amendment to Loan Agreement and Omnibus Amendment, dated as of May 22, 2002 among Giant Yorktown, Inc., Giant Industries, Inc., Giant Industries Arizona, Inc., Wells Fargo Bank Nevada, National Association, as Collateral Agent, and the Lenders listed on the signature pages thereto. Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-10398.
10.7		Second Amendment to Loan Agreement and Omnibus Amendment, dated as of October 28, 2002, among Giant Yorktown, Inc., Giant Industries, Inc., Giant Industries Arizona, Inc., Wells Fargo Bank Nevada, National Association, as Collateral Agent, and the Lenders listed on the signature pages thereto. Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-10398.
10.8		Third Amendment to Loan Agreement and Omnibus Amendment, dated as of December 20, 2002, among Giant Yorktown, Inc., Giant Industries, Inc., Giant Industries Arizona, Inc., Wells Fargo Bank Nevada, National Association, as Collateral Agent, and the Lenders listed on the signature pages thereto. Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No 1-10398.
10	.9*	Fourth Amendment to Loan Agreement and Omnibus Amendment, dated February 9, 2004, Among Giant Yorktown, Inc., Giant Industries, Inc., Giant Industries Arizona, Inc., Wells Fargo Bank Nevada, National Association, as Collateral Agent, and the Lenders listed on the signature pages thereto.
10.10		Giant Industries, Inc. 1998 Stock Incentive Plan. Incorporated by reference to Appendix H to the Joint Proxy Statement/Prospectus included in the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed May 4, 1998, File No. 333-51785.
10.11		Amendment No. 1 to 1998 Stock Incentive Plan, dated September 13, 2000. Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No 1-10398.
10.12		Amendment No. 2 to 1998 Stock Incentive Plan, dated March 27, 2002. Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No 1-10398.
10.13		ESOP Substitute Excess Deferred Compensation Benefit Plan. Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10398.
10.14		Agreement dated September 17, 1998, between James E. Acridge (“Borrower”) and Giant Industries, Inc. (“Lender”). Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.
10.15		Modification Agreement dated December 23, 1998, to Agreement dated September 17, 1998, between James E. Acridge (“Borrower”) and Giant Industries, Inc. (“Lender”). Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.

Exhibit
No.		Description

10.16		Amended and Restated Loan Agreement dated March 20, 2000, between James E. Acridge (“Borrower”) and Giant Industries, Inc. (“Lender”). Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.
10.17		Loan Modification Agreement dated February 28, 2001, by and among James E. Acridge (“Borrower”), Giant Industries, Inc., and Pinnacle Rodeo, L.L.C. Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-10398.
10.18		First Amendment to Amended and Restated Promissory Note and Loan Modification Agreement dated March 28, 2001, by James E. Acridge and Giant Industries, Inc. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-10398.
10.19		Promissory Note for $4,000,000 dated September 17, 1998, from James E. Acridge to Giant Industries, Inc. Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.
10.20		Amended and Restated Promissory Note for $5,000,000 dated December 23, 1998, from James E. Acridge to Giant Industries, Inc. Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-10398.
10.21		Amended and Restated Promissory Note for $5,000,000 dated March 10, 2000, from James E. Acridge to Giant Industries, Inc. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.
10.22		Modification Agreement dated February 28, 2001, between James E. Acridge (“Borrower”) and Giant Industries, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-10398.
10.23		Amended and Restated Promissory Note dated February 28, 2001. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-10398.
10.24		Fourth Amended and Restated Promissory Note dated March 28, 2001, from James E. Acridge to Giant Industries, Inc. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-10398.
10.25		Pledge and Security Agreement dated March 10, 2000 from James E. Acridge and Pinnacle Rodeo, L.L.C., to Giant Industries, Inc. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.
10.26		First Amendment dated March 9, 2001, to Pledge and Security Agreement dated March 10, 2000, from James E. Acridge and Pinnacle Rodeo, L.L.C., to Giant Industries, Inc. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-10398.
10.27		Pledge and Security Agreement dated March 28, 2001, by James E. Acridge in favor of Giant Industries, Inc. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-10398.
10	.28*	Employment Agreement, dated as of December 12, 2003, between Fred L. Holliger and Giant Industries, Inc.
10	.29*	Employment Agreement, dated as of December 12, 2003, between Morgan Gust and Giant Industries, Inc.
10	.30*	Employment Agreement, dated as of December 12, 2003, between Mark B. Cox and Giant Industries, Inc.
10	.31*	Employment Agreement, dated as of December 12, 2003, between Kim H. Bullerdick and Giant Industries, Inc.

Exhibit
No.		Description

10.32		Consulting Agreement dated January 1, 1990, between the Company and Kalen and Associates. Incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.
10	.33* **	Crude Oil Purchase/Sale Agreement 2004-2008, effective as of February 9, 2004, between Giant Yorktown, Inc. and Statoil Marketing & Trading (US) Inc.
14	.1*	Code of Ethics.
18.1		Letter regarding change in accounting principles. Incorporated by reference to Exhibit 18.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of Deloitte & Touche LLP to incorporate report in previously filed Registration Statements.
31	.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Portions have been omitted pursuant to a request for confidential treatment filed by the Registrant with the Commission. The omitted portions have been filed separately with the Commission.