Form 10-Q
period 2004-03-31
GIANT INDUSTRIES INC
filed 2004-05-17
CIK 856465

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2004

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

                              Yes [ ]    No [X]

Number of Common Shares outstanding at May 11, 2004: 12,154,401 shares.

                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                     INDEX


PART I  - FINANCIAL INFORMATION.......................................   1

Item 1  - Financial Statements........................................   1

          Consolidated Balance Sheets March 31, 2004
          and December 31, 2003 (Unaudited)...........................   1

          Consolidated Statements of Earnings for the
          Three Months Ended March 31, 2004 and 2003 (Unaudited)......   2

          Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 2004 and 2003 (Unaudited)............   3

          Notes to Consolidated Financial Statements (Unaudited)......  4-36

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations............... 37-52

Item 3  - Quantitative and Qualitative Disclosures
          About Market Risk...........................................  53

Item 4  - Controls and Procedures.....................................  53

PART II - OTHER INFORMATION...........................................  54

Item 1  - Legal Proceedings...........................................  54

Item 2  - Changes in Securities, Use of Proceeds and
          Issuer Purchases of Equity Securities.......................  54

Item 4  - Submission of Matters to a Vote of Security Holders.........  54

Item 6  - Exhibits and Reports on Form 8-K............................  55

SIGNATURE.............................................................  58

                                           PART I
                                   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
                     (In thousands, except shares and per share data)

                                                          March 31, 2004   December 31, 2003
                                                          --------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents.............................      $  70,281        $  27,263
  Receivables, net......................................         90,823           82,788
  Inventories...........................................        107,925          133,726
  Prepaid expenses and other............................          6,658            8,030

                                                              ---------        ---------
    Total current assets................................        275,687          251,807
                                                              ---------        ---------
Property, plant and equipment...........................        632,596          631,355
Less accumulated depreciation and amortization..........       (243,718)        (236,441)
                                                              ---------        ---------
                                                                388,878          394,914
                                                              ---------        ---------
Goodwill................................................         28,255           24,578
Assets held for sale....................................          1,318            3,351
Other assets............................................         26,241           25,004
                                                              ---------        ---------
                                                              $ 720,379        $ 699,654
                                                              =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.....................      $  12,454        $  11,128
  Accounts payable......................................         98,649           86,651
  Accrued expenses......................................         59,002           56,629
                                                              ---------        ---------
    Total current liabilities...........................        170,105          154,408
                                                              ---------        ---------
Long-term debt, net of current portion..................        352,364          355,601
Deferred income taxes...................................         29,692           28,039
Other liabilities and deferred income...................         23,266           22,170
Commitments and contingencies (Note 12)
Stockholders' equity:
  Preferred stock, par value $.01 per share,
    10,000,000 shares authorized, none issued
  Common stock, par value $.01 per share,
    50,000,000 shares authorized, 12,621,081 and
    12,537,535 shares issued............................            126              126
  Additional paid-in capital............................         75,659           74,660
  Retained earnings.....................................        105,621          101,104
                                                              ---------        ---------
                                                                181,406          175,890
  Less common stock in treasury - at cost,
    3,751,980 shares....................................        (36,454)         (36,454)
                                                              ---------        ---------
    Total stockholders' equity..........................        144,952          139,436
                                                              ---------        ---------
                                                              $ 720,379        $ 699,654
                                                              =========        =========

See accompanying notes to consolidated financial statements.

                                             1

                           GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF EARNINGS
                                         (Unaudited)
                            (In thousands, except per share data)

                                                                       Three Months
                                                                      Ended March 31,
                                                                   ---------------------
                                                                      2004        2003
                                                                   ---------   ---------
Net revenues..................................................     $ 541,596   $ 480,985
Cost of products sold (excluding depreciation
  and amortization)...........................................       461,374     410,097
                                                                   ---------   ---------
Gross margin..................................................        80,222      70,888
Operating expenses............................................        44,448      38,949
Depreciation and amortization.................................         9,145       9,114
Selling, general and administrative expenses..................         8,200       7,024
Net loss on disposal/write-down of assets.....................            14         410
                                                                   ---------   ---------
Operating income..............................................        18,415      15,391
Interest expense..............................................        (9,361)    (10,159)
Amortization of financing costs...............................          (958)     (1,192)
Interest and investment income................................            39          24
                                                                   ---------   ---------
Earnings from continuing operations before income taxes.......         8,135       4,064
Provision for income taxes....................................         3,618       1,681
                                                                   ---------   ---------
Earnings from continuing operations before cumulative
  effect of change in accounting principle....................         4,517       2,383

Discontinued operations, net of income tax benefit
  of $35......................................................             -         (53)

Cumulative effect of change in accounting principle,
  net of income tax benefit of $468 (Note 4)..................             -        (704)
                                                                   ---------   ---------
Net earnings..................................................     $   4,517   $   1,626
                                                                   =========   =========
Net earnings (loss) per common share:
  Basic
    Continuing operations.....................................     $    0.51   $    0.28
    Discontinued operations...................................             -       (0.01)
    Cumulative effect of change in accounting principle.......             -       (0.08)
                                                                   ---------   ---------
                                                                   $    0.51   $    0.19
                                                                   =========   =========
  Assuming dilution
    Continuing operations.....................................     $    0.50   $    0.28
    Discontinued operations...................................             -       (0.01)
    Cumulative effect of change in accounting principle.......             -       (0.08)
                                                                   ---------   ---------
                                                                   $    0.50   $    0.19
                                                                   =========   =========

See accompanying notes to consolidated financial statements.

                                             2

                             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                         (In thousands)
                                                                           Three Months
                                                                          Ended March 31,
                                                                      -----------------------
                                                                         2004          2003
                                                                      ---------     ---------
Cash flows from operating activities:
  Net earnings.....................................................   $   4,517     $   1,626
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization, including
        discontinued operations....................................       9,145         9,373
      Amortization of financing costs..............................         958         1,192
      Deferred income taxes........................................       2,477         1,410
      Deferred crude oil purchase discounts........................         750             -
      Cumulative effect of change in accounting principle, net.....           -           704
      Net loss on the disposal/write-down of assets
        included in continuing operations..........................          14           410
      Net gain on disposal of discontinued operations..............           -          (137)
      Other........................................................         114           124
      Changes in operating assets and liabilities:
        Increase in receivables....................................      (7,962)       (3,363)
        Decrease in inventories....................................      25,801         8,104
        Decrease in prepaid expenses and other.....................       1,251           544
        Increase in accounts payable...............................      11,999         6,681
        Increase in accrued expenses...............................       2,747         6,618
                                                                      ---------     ---------
Net cash provided by operating activities..........................      51,811        33,286
                                                                      ---------     ---------
Cash flows from investing activities:
  Capital expenditures.............................................      (3,213)       (5,272)
  Yorktown refinery acquisition contingent payments................      (4,049)       (3,986)
  Proceeds from sale of property, plant and equipment
    and other assets...............................................         560         2,608
                                                                      ---------     ---------
Net cash used by investing activities..............................      (6,702)       (6,650)
                                                                      ---------     ---------
Cash flows from financing activities:
  Payments of long-term debt.......................................      (2,007)       (3,381)
  Proceeds from line of credit.....................................           -        23,000
  Payments on line of credit.......................................           -       (33,000)
  Deferred financing costs.........................................        (182)          (14)
  Proceeds from exercise of stock options..........................          98             -
                                                                      ---------     ---------
Net cash used by financing activities..............................      (2,091)      (13,395)
                                                                      ---------     ---------
Net increase in cash and cash equivalents..........................      43,018        13,241
  Cash and cash equivalents:
    Beginning of period............................................      27,263        10,168
                                                                      ---------     ---------
    End of period..................................................   $  70,281     $  23,409
                                                                      =========     =========

Significant Noncash Investing and Financing Activities. On February 25, 2004, we contributed
49,046 newly issued shares of our common stock, valued at $900,000, to our 401(k) plan as a discretionary contribution for the year 2003. On January 1, 2003, in accordance with Statement of
Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations,"
we recorded an asset retirement obligation of $2,198,000, asset retirement assets of $1,580,000 and related accumulated depreciation of $674,000. We also reversed a previously recorded asset retirement obligation for $120,000, and recorded a cumulative effect adjustment of $1,172,000
($704,000 net of taxes). See Note 4.

See accompanying notes to consolidated financial statements.

                                             3

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

     Giant Industries, Inc., through our subsidiary Giant Industries Arizona, Inc. and its subsidiaries, refines and sells petroleum products. We do this:

     - On the East Coast - primarily in Virginia, Maryland, and North Carolina, and
     - In the Southwest - primarily in New Mexico, Arizona, and Colorado, with a concentration in the Four Corners area where these states meet.

     In addition, our Phoenix Fuel Co., Inc. subsidiary distributes commercial wholesale petroleum products primarily in Arizona.

     We have three business units:

     -  Our refining group,
     -  Our retail group, and
     -  Phoenix Fuel

     See Note 3 for a further discussion of business segments.

Basis of Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, hereafter referred to as generally accepted accounting principles, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included. These adjustments and reclassifications are of a normal recurring nature, with the exception of the cumulative effect of a change in accounting for asset retirement obligations (see
Note 4) and discontinued operations (see Note 6). Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     In December 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") submitted an exposure draft of a proposed Statement of Position ("SOP"), "Accounting for Certain Costs Related to Property, Plant, and

Equipment" to the Financial Accounting Standards Board ("FASB") for clearance. At March 31, 2004, and December 31, 2003, we had $9,492,000 and $10,418,000, respectively, of deferred turnaround costs included in property, plant and equipment on our balance sheet and classified as machinery and equipment. In the current draft of the SOP, costs of planned major maintenance activities are not considered a separate property, plant and equipment asset or component. Those costs should be charged to expense as incurred, except for acquisitions or replacements of components that are capitalizable under the in-service stage guidance of this SOP. We currently understand that the final SOP will be deferred indefinitely, although the FASB and the Securities and Exchange Commission continue to discuss the issues involved. We are evaluating the effect the SOP will have on our financial position and results of operations, which may include the expensing of certain deferred costs and expensing significant portions of future turnaround costs as incurred.

     We have made certain reclassifications to our 2003 financial statements and notes to conform to the financial statement classifications used in the current year. These reclassifications relate primarily to discontinued operations reporting. These reclassifications had no effect on reported earnings or stockholders' equity.

NOTE 2 - STOCK-BASED EMPLOYEE COMPENSATION:

     We have a stock-based employee compensation plan that is more fully described in Note 18 to our Annual Report on Form 10-K for the year ended December 31, 2003. We account for this plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. We use the intrinsic value method to account for stock-based employee compensation. The following table illustrates the effect on net earnings and net earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                     2004       2003
                                                   -------    -------
                                                      (In thousands,
                                                 except per share data)
Net earnings, as reported.......................   $ 4,517    $ 1,626
Add: Stock-based employee compensation
  expense included in reported net income,
  net of related tax effect.....................         -          -
Deduct: Total stock-based employee
  compensation expense determined under
  the fair value based method for all
  awards, net of related tax effect.............       (59)       (39)
                                                   -------    -------
Pro forma net earnings..........................   $ 4,458    $ 1,587
                                                   =======    =======

Net earnings per share:
  Basic - as reported...........................   $  0.51    $  0.19
                                                   =======    =======
  Basic - pro forma.............................   $  0.51    $  0.18
                                                   =======    =======
  Diluted - as reported.........................   $  0.50    $  0.19
                                                   =======    =======
  Diluted - pro forma...........................   $  0.49    $  0.18
                                                   =======    =======

NOTE 3 - BUSINESS SEGMENTS:

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

RETAIL GROUP

     Our retail group operates service stations, which include convenience stores or kiosks. Our service stations sell various grades of gasoline, diesel fuel, general merchandise, including tobacco and alcoholic and nonalcoholic beverages, and food products to the general public. Our refining group or Phoenix Fuel supplies the gasoline and diesel fuel our retail group sells. We purchase general merchandise and food products from various suppliers. At March 31, 2004, we operated 127 service stations with convenience stores or kiosks.

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

     Our operations that are not included in any of the three segments are included in the category "Other." These operations consist primarily of corporate staff operations.

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

     Disclosures regarding our reportable segments with a reconciliation to consolidated totals for the three months ended March 31, 2004 and 2003, are presented below.


                                                          For the Three Months March 31, 2004
                                            ----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            ----------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $ 86,029
    Yorktown operations..................    227,647
                                            --------
    Total................................   $313,676  $ 47,829  $122,862  $      -   $       -    $  484,367
  Merchandise and lubricants.............          -    30,844     7,336         -           -        38,180
  Other..................................     14,526     3,846       397       280           -        19,049
                                            --------  --------  --------  --------   ---------    ----------
    Total................................    328,202    82,519   130,595       280           -       541,596
                                            --------  --------  --------  --------   ---------    ----------
Intersegment net revenues:
  Finished products......................     55,958         -    12,295         -     (68,253)            -
  Other..................................      4,036         -         -         -      (4,036)            -
                                            --------  --------  --------  --------   ---------    ----------
    Total................................     59,994         -    12,295         -     (72,289)            -
                                            --------  --------  --------  --------   ---------    ----------
Total net revenues.......................    388,196    82,519   142,890       280     (72,289)      541,596

Net revenues of discontinued operations..          -         -         -         -           -             -
                                            --------  --------  --------  --------   ---------    ----------
Net revenues of continuing operations....   $388,196  $ 82,519  $142,890  $    280   $ (72,289)   $  541,596
                                            ========  ========  ========  ========   =========    ==========
Operating income (loss):
  Four Corners operations................   $  6,161
  Yorktown operations....................     14,435
                                            --------
Total operating income (loss)............   $ 20,596  $    988  $  2,113  $ (5,268)  $     (14)   $   18,415
Discontinued operations..................          -         -        -         -           -              -
                                            --------  --------  --------  --------   ---------    ----------
Operating income (loss)
  from continuing operations.............   $ 20,596  $    988  $  2,113  $ (5,268)  $     (14)   $   18,415
                                            --------  --------  --------  --------   ---------
Interest expense.........................                                                             (9,361)
Amortization of financing costs                                                                         (958)
Interest income..........................                                                                 39
                                                                                                  ----------
Earnings from continuing operations
  before income taxes....................                                                         $    8,135
                                                                                                  ==========
Depreciation and amortization:
  Four Corners operations................   $  3,979
  Yorktown operations....................      2,126
                                            --------
    Total................................   $  6,105  $  2,403  $    415  $    222   $       -    $    9,145
    Discontinued operations..............          -         -         -         -           -             -
                                            --------  --------  --------  --------   ---------    ----------
    Continuing operations................   $  6,105  $  2,403  $    415  $    222   $       -    $    9,145
                                            --------  --------  --------  --------   ---------    ----------
Total assets.............................   $441,787  $112,956  $ 72,404  $ 93,232   $       -    $  720,379
Capital expenditures.....................   $  2,616  $    258  $    328  $     11   $       -    $    3,213
Yorktown refinery acquisition
  contingent payment.....................   $  4,049  $      -  $      -  $      -   $       -    $    4,049

                                                          For the Three Months March 31, 2003
                                            ----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            ----------------------------------------------------------------
Customer net revenues:
  Finished products:
    Four Corners operations..............   $ 78,551
    Yorktown operations..................    208,067
                                            --------
    Total................................   $286,618  $ 51,743  $102,635  $      -   $       -    $  440,996
  Merchandise and lubricants.............          -    30,934     6,010         -           -        36,944
  Other..................................      9,962     4,034       611        65           -        14,672
                                            --------  --------  --------  --------   ---------    ----------
    Total................................    296,580    86,711   109,256        65           -       492,612
                                            --------  --------  --------  --------   ---------    ----------
Intersegment net revenues:
  Finished products......................     46,013         -    12,634         -     (58,647)            -
  Other..................................      4,020         -         -         -      (4,020)            -
                                            --------  --------  --------  --------   ---------    ----------
    Total................................     50,033         -    12,634         -     (62,667)            -
                                            --------  --------  --------  --------   ---------    ----------
Total net revenues.......................    346,613    86,711   121,890        65     (62,667)      492,612

Net revenues of discontinued operations..          -    11,627         -         -           -        11,627
                                            --------  --------  --------  --------   ---------    ----------
Net revenues of continuing operations....   $346,613  $ 75,084  $121,890  $     65   $ (62,667)   $  480,985
                                            ========  ========  ========  ========   =========    ==========
Operating income (loss):
  Four Corners operations................   $  9,503
  Yorktown operations....................      8,358
                                            --------
Total operating income (loss)............   $ 17,861  $  1,033  $  1,606  $ (4,924)  $    (273)   $   15,303
Discontinued operations..................          -      (225)        -         -         137           (88)
                                            --------  --------  --------  --------   ---------    ----------
Operating income (loss)
  from continuing operations.............   $ 17,861  $  1,258  $  1,606  $ (4,924)  $    (410)   $   15,391
                                            --------  --------  --------  --------   ---------
Interest expense.........................                                                            (10,159)
Amortization of financing costs                                                                       (1,192)
Interest income..........................                                                                 24
                                                                                                  ----------
Earnings from continuing operations
  before income taxes....................                                                         $    4,064
                                                                                                  ==========
Depreciation and amortization:
  Four Corners operations................   $  3,981
  Yorktown operations....................      1,734
                                            --------
    Total................................   $  5,715  $  2,829  $    454  $    375   $       -    $    9,373
    Discontinued operations..............          -       259         -         -           -           259
                                            --------  --------  --------  --------   ---------    ----------
    Continuing operations................   $  5,715  $  2,570  $    454  $    375   $       -    $    9,114
                                            --------  --------  --------  --------   ---------    ----------
Total assets.............................   $429,325  $128,043  $ 70,828  $ 79,003   $       -    $  707,199
Capital expenditures.....................   $  4,787  $    254  $    205  $     26   $       -    $    5,272
Yorktown refinery acquisition
  contingent payment.....................   $  3,986  $      -  $      -  $      -   $       -    $    3,986

NOTE 4 - ASSET RETIREMENT OBLIGATIONS:

     On January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

     This statement requires that the fair value of a liability for an Asset Retirement Obligation ("ARO") be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated Asset Retirement Cost ("ARC") is capitalized as part of the carrying amount of the long-lived asset. To initially recognize our ARO liability, we capitalized the fair value, calculated as of the date the liability would have been recognized were SFAS No. 143 in effect at that time, of all ARO's that we identified,. In accordance with SFAS No. 143, we also recognized the cumulative accretion and accumulated depreciation from the date the liability would have been recognized had the provisions of SFAS No. 143 been in effect, to January 1, 2003, the date we adopted SFAS No. 143. As a result, on January 1, 2003, we recorded an ARO liability of $2,198,000, ARC assets of $1,580,000 and related accumulated depreciation of $674,000. We also reversed a previously recorded asset retirement obligation of $120,000, and recorded a cumulative effect adjustment of $1,172,000 ($704,000 net of taxes). Our legally restricted assets that are set aside for purposes of settling ARO liabilities are less than $500,000. These assets are set aside to fund costs associated with the closure of certain solid waste management facilities.

     We identified the following ARO's:

     1. Landfills - pursuant to Virginia law, the two solid waste management facilities at our Yorktown refinery must satisfy closure and post-closure care and financial responsibility requirements.

     2. Crude Pipelines - our right-of-way agreements generally require that pipeline properties be returned to their original condition when the agreements are no longer in effect. This means that the pipeline surface facilities must be dismantled and removed and certain site reclamation performed. We do not believe these right-of-way agreements will require us to remove the underground pipe upon taking the pipeline permanently out of service. Regulatory requirements, however, may mandate that such out-of-service underground pipe be purged.

     3. Storage Tanks - we have a legal obligation under applicable law to remove all underground and aboveground storage tanks, both on owned property and leased property, once they are taken out of service. Under some lease arrangements, we also have committed to restore the leased property to its original condition.

     The following table reconciles the beginning and ending aggregate carrying amount of our ARO's for the three months ended March 31, 2004 and the year ended December 31, 2003.

                                            March 31,     December 31,
                                              2004            2003
                                            ---------     ------------
                                                 (In thousands)
Liability beginning of year...........       $2,223          $2,198
Liabilities incurred..................            -               -
Liabilities settled...................          (34)           (146)
Accretion expense.....................           50             171
                                             ------          ------
Liability end of period...............       $2,239          $2,223
                                             ======          ======

     The effect of the change on net earnings for the three months ended March 31, 2004 and 2003 was approximately $47,000 or one-half of a cent per share in each period, excluding the cumulative effect adjustment in 2003.

NOTE 5 - Goodwill and Other Intangible Assets:

     At March 31, 2004 and December 31, 2003, we had goodwill of
$28,255,000 and $24,578,000, respectively.

     The changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

                                         Refining    Retail    Phoenix
                                          Group      Group       Fuel      Total
                                         --------   -------    -------    -------
                                                    (In thousands)
Balance as of January 1, 2004..........  $ 5,379    $ 4,477    $14,722    $24,578
Yorktown refinery acquisition
  contingent consideration(a)..........    3,677          -          -      3,677
                                         -------    -------    -------    -------
Balance as of March 31, 2004..........   $ 9,056    $ 4,477    $14,722    $28,255
                                         =======    =======    =======    =======

(a) The Company incurred $4,049,000 under the earn-out provision of the Yorktown acquisition agreement in the first quarter of 2004. These earn-out payments are an additional element of cost that represents an excess of purchase price over the amounts assigned to the assets and liabilities assumed. We allocated
    $3,677,000 of this amount to goodwill and $372,000 to deferred taxes.

     A summary of intangible assets that are included in "Other Assets" in the Consolidated Balance Sheet at March 31, 2004 is presented below:

                                              Gross                        Net
                                            Carrying     Accumulated    Carrying
                                              Value      Amortization     Value
                                            --------     ------------   --------
                                                        (In thousands)
Amortized intangible assets:
  Rights-of-way..........................    $ 3,564       $ 2,586      $   978
  Contracts..............................      1,370         1,020          350
  Licenses and permits...................      1,056           236          820
                                             -------       -------      -------
                                               5,990         3,842        2,148
                                             -------       -------      -------
Unamortized intangible assets:
  Liquor licenses........................      7,416             -        7,416
                                             -------       -------      -------
Total intangible assets..................    $13,406       $ 3,842      $ 9,564
                                             =======       =======      =======

     Intangible asset amortization expense for the three months ended March 31, 2004 and 2003 was $109,200 and $94,100, respectively.

NOTE 6 - DISCONTINUED OPERATIONS, ASSET DISPOSALS, AND ASSETS HELD FOR SALE:

     The following table contains information regarding our discontinued operations, all of which are included in our retail group and include some service station/convenience stores in both periods and our travel center in 2003.

                                                          Three Months Ended
                                                              March 31,
                                                          ------------------
                                                            2004      2003
                                                          --------  --------
                                                            (In thousands)
Net revenues..........................................     $    -    $11,627

Net operating loss....................................     $    -    $  (225)
Gain on disposal......................................     $    -    $   137
Impairment and other write-downs......................     $    -    $     -
                                                           ------    -------
Loss before income taxes..............................     $    -    $   (88)
                                                           ------    -------

Net loss..............................................     $    -    $   (53)

Allocated goodwill included in gain on disposal.......     $    -    $    51

     Included in "Assets Held for Sale" in the accompanying Consolidated Balance Sheets are the following categories of assets.

                                                          March 31,        December 31,
                                                            2004               2003
                                                          ---------        ------------
                                                                  (In thousands)
Closed retail units...................................     $ 1,318           $ 1,755
Vacant land - industrial site.........................           -             1,596
                                                           -------           -------
                                                           $ 1,318           $ 3,351
                                                           =======           =======

     All of these assets are or were being marketed for sale at the direction of management. We expect to dispose of the remaining properties within the next nine months.

     In the first quarter of 2004, we sold one closed retail unit, and in the first quarter of 2003 we sold two retail units, one of which was closed. The vacant land - industrial site has been reclassified out of assets held for sale because it was not sold within 12 months.

     In the second quarter of 2004, we sold 40 acres of vacant land known as the Jomax property for approximately $5,412,000, net of expenses. In addition, we also sold two operating service station/convenience stores for approximately $684,000, net of expenses.

NOTE 7 - EARNINGS PER SHARE:

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                        Three Months
                                                       Ended March 31,
                                                    ---------------------
                                                      2004        2003
                                                    ---------   ---------
Numerator                                               (In thousands)
Earnings from continuing operations..............   $   4,517   $   2,383
Loss from discontinued operations................           -         (53)
Cumulative effect of change in
  accounting principle...........................           -        (704)
                                                    ---------   ---------
Net earnings.....................................   $   4,517   $   1,626
                                                    =========   =========

                                                        Three Months
                                                       Ended March 31,
                                                    ---------------------
                                                      2004        2003
                                                    ---------   ---------
Denominator
Basic - weighted average shares outstanding......   8,822,787   8,571,779
Effect of dilutive stock options.................     269,947      42,861
                                                    ---------   ---------
Diluted - weighted average shares outstanding....   9,092,734   8,614,640
                                                    =========   =========

                                                        Three Months
                                                       Ended March 31,
                                                    ---------------------
                                                      2004        2003
                                                    --------    ---------
Basic Earnings (Loss) Per Share
Earnings from continuing operations..............   $    0.51   $    0.28
Loss from discontinued operations................           -       (0.01)
Cumulative effect of change in
  accounting principle...........................           -       (0.08)
                                                    ---------   ---------
Net earnings.....................................   $    0.51   $    0.19
                                                    =========   =========

                                                        Three Months
                                                       Ended March 31,
                                                    ---------------------
                                                      2004        2003
                                                    ---------   ---------
Diluted Earnings (Loss) Per Share
Earnings from continuing operations..............   $    0.50   $    0.28
Loss from discontinued operations................           -       (0.01)
Cumulative effect of change in
  accounting principle...........................           -       (0.08)
                                                    ---------   ---------
Net earnings.....................................   $    0.50   $    0.19
                                                    =========   =========

     On February 25, 2004, we contributed 49,046 newly issued shares of our common stock to our 401(k) plan as a discretionary contribution for the year 2003.

     On May 3, 2004, we sold 3,000,000 shares of our common stock at $18.50 per share in an underwritten public offering as part of a strategy to reduce our outstanding long-term debt. In addition, on May 7, 2004, an additional 283,300 shares of common stock were sold at the same price pursuant to the underwriters' over-allotment option. See Note 13 for a further discussion of these transactions.

     At March 31, 2004, there were 8,869,101 shares of our common stock outstanding. There were no transactions subsequent to March 31, 2004, except as described above, that if the transactions had occurred before March 31,2004, would materially change the number of common shares or potential common shares outstanding as of March 31, 2004.

NOTE 8 - INVENTORIES:

     Our inventories consist of the following:

                                         March 31, 2004    December 31, 2003
                                         --------------    -----------------
                                                    (In thousands)
First-in, first-out ("FIFO") method:
  Crude oil............................     $ 41,708            $ 54,771
  Refined products.....................       68,460              68,622
  Refinery and shop supplies...........       11,163              11,306
  Merchandise..........................        2,750               2,946
Retail method:
  Merchandise..........................       11,831              11,579
                                            --------            --------
    Subtotal...........................      135,912             149,224
Adjustment for last-in,
  first-out ("LIFO") method............      (27,987)            (15,498)
                                            --------            --------
    Total..............................     $107,925            $133,726
                                            ========            ========

     The portion of inventories valued on a LIFO basis totaled $70,122,000 and $89,239,000 at March 31, 2004 and December 31, 2003, respectively. The data in the following paragraph will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at March 31, 2004 and 2003, net earnings and diluted earnings per share would have been higher as follows:

                                         March 31, 2004    March 31, 2003
                                         --------------    --------------
                                                    (In thousands)
Net earnings...........................     $7,493,000       $10,432,000
Diluted earnings per share.............     $     0.82       $      1.21

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

     In the first quarter of 2004, we liquidated certain lower cost refining crude oil LIFO inventory layers, which resulted in an increase in our net earnings and related diluted earnings per share as follows:

                                         March 31, 2004
                                         --------------
                                         (In thousands)
Net earnings...........................    $  538,000
Diluted earnings per share.............    $     0.06

     The LIFO layers that were liquidated were deemed to be a permanent liquidation due to the terms of our agreement with Statoil regarding the ownership of crude oil under the agreement.

     There were no similar liquidations in 2003.

NOTE 9 - DERIVATIVE INSTRUMENTS:

     We are exposed to various market risks, including changes in certain commodity prices and interest rates. To manage these normal business exposures, from time to time, we use commodity futures and options contracts to reduce price volatility, to fix margins in our refining and marketing operations and to protect against price declines associated with our crude oil and finished products inventories.

     In the first quarter of 2003, we entered into various crude oil futures contracts in order to economically hedge crude oil inventories and purchases for the Yorktown refinery operations. For the three months ended March 31, 2003, we recognized losses on these contracts of approximately $1,433,000 in cost of products sold. These transactions did not qualify for hedge accounting in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, and accordingly were marked to market each month. There were no similar transactions in the first quarter of 2004, and there were no open crude oil futures contracts or other commodity derivative contracts at March 31, 2004.

NOTE 10 - PENSION AND POST-RETIREMENT BENEFITS:

     In December 2003, FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to enhance disclosures of relevant accounting information by providing additional information on plan assets, obligations, cash flows, and net cost. The components of the Net Periodic Benefit Cost are as follows:

                                             Cash Balance Plan          Retiree Medical Plan
                                        ---------------------------  ---------------------------
                                        Three Months Ended March 31  Three Months Ended March 31
                                        ---------------------------  ---------------------------
                                            2004         2003            2004         2003
                                          ---------    ---------       ---------    ---------
Service cost...........................   $ 345,005    $ 287,996       $  51,893    $  48,095
Interest cost..........................     134,294      132,739          48,673       44,403
Expected return on plan assets.........     (28,624)      (5,891)              -            -
Amortization of prior service costs....           -            -               -            -
Amortization of net (gain)/loss........           -            -           4,374        2,537
                                          ---------    ---------       ---------    ---------
Net Periodic Benefit Cost..............   $ 450,675    $ 414,844       $ 104,940    $  95,035
                                          =========    =========       =========    =========

We previously disclosed in our financial statements for the year ended December 31, 2003, that we expected to contribute $2,200,000 to our Cash Balance Plan in 2004. Due to recent legislation, which affected the calculation of our required contribution, we expect to contribute
$1,836,000 to the plan. As of March 31, 2004, we had not made any contributions to the plan. We presently anticipate making the contribution on or before September 15, 2004.

NOTE 11 - LONG-TERM DEBT:

     Our long-term debt consisted of the following:

                                                       March 31, 2004      December 31, 2003
                                                       --------------      -----------------
                                                                  (In thousands)
11% senior subordinated notes, due 2012, net
  of unamortized discount of $5,191 and $5,288,
  interest payable semi-annually......................     $194,809            $194,712
9% senior subordinated notes, due 2007,
  interest payable semi-annually......................      150,000             150,000
Senior secured revolving credit facility, due 2005,
  floating interest rate, interest payable monthly....            -                   -
Senior secured mortgage loan facility, due 2005,
  floating interest rate, principal and interest
  payable monthly.....................................       20,000              22,000
Other.................................................           10                  17
                                                           --------            --------
  Subtotal............................................      364,818             366,729
Less current portion..................................      (12,454)            (11,128)
                                                           --------            --------
  Total...............................................     $352,364            $355,601
                                                           ========            ========

     Repayment of both the 11% and 9% senior subordinated notes (collectively, the "Notes") is jointly and severally guaranteed on an unconditional basis by our direct and indirect wholly owned subsidiaries, subject to a limitation designed to ensure that such guarantees do not constitute a fraudulent conveyance. Except as otherwise specified in the indentures pursuant to which the Notes were issued, there are no restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to us in certain circumstances.

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

     We also have a $100,000,000 three-year senior secured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility is primarily a working capital and letter of credit facility. There were no direct borrowings outstanding under this facility at March 31, 2004 and December 31, 2003, and there were approximately $37,361,000 at March 31, 2004 and $36,961,000 at December 31, 2003 of irrevocable letters of credit outstanding, primarily to crude oil suppliers, insurance companies and regulatory agencies.

     The interest rate applicable to the Credit Facility is tied to various short-term indices. At March 31, 2004, this rate was approximately 4.9% per annum. We are required to pay a quarterly commitment fee of 0.50% per annum of the unused amount of the facility.

     We also have a $40,000,000 three-year senior secured mortgage loan facility (the "Loan Facility") with a group of financial institutions that currently has a balance of $20,000,000. We have provided notice to the lenders that we intend to prepay the remaining balance on July 14, 2004. We intend to do this from cash on hand.

     The interest rate applicable to the Loan Facility is tied to various short-term indices. At March 31, 2004, this rate was approximately 6.6% per annum.

     On May 3, 2004, we sold $150,000,000 of 8% senior subordinated notes due 2014 (the "8% Notes") and sold 3,000,000 shares of our common stock. On May 7, 2004, we sold an additional 283,300 shares of our common stock. With the proceeds of the note offering and cash on hand, we repurchased, or will be redeeming, all of the 9% Notes, and with the proceeds of the equity offering, we will be redeeming $51,171,000 aggregate principal amount of our 11% Notes. See Note 13 for a further discussion of these transactions.

     The Indenture supporting the 8% Notes contains covenants and restrictions similar to, but less restrictive than, those applicable to the Notes. We expect to be in compliance with these covenants going forward.

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

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

ENVIRONMENTAL AND LITIGATION ACCRUALS

     As of March 31, 2004 and December 31, 2003, we had environmental liability accruals of approximately $7,436,000 and $7,592,000, respectively, which are summarized below, and litigation accruals in the aggregate of $573,000 at March 31, 2004 and December 31, 2003. The environmental accruals are recorded in the current and long-term sections of our consolidated balance sheets and the litigation accruals are all recorded as current liabilities.

                       SUMMARY OF ACCRUED ENVIRONMENTAL CONTINGENCIES
                                      (In thousands)

                                            December 31,   Increase                 March 31,
                                               2003       (Decrease)   Payments       2004
                                            ------------  ----------   --------     ---------
Yorktown 1991 Order.......................   $ 5,916      $     -      $  (150)     $ 5,766
Farmington Refinery.......................       570            -            -          570
Bloomfield Refinery.......................       267            -            -          267
Ciniza - Solid Waste Management Units.....       275            -            -          275
Ciniza - Land Treatment Facility..........       186            -            -          186
Ciniza Well Closures......................       140            -            -          140
Retail Service Stations - Various.........       146            -            -          146
East Outfall - Bloomfield.................        25            -            -           25
Bloomfield Tank Farm (Old Terminal).......        67            -           (6)          61
                                             -------      -------      -------      -------
   Totals.................................   $ 7,592      $     -      $  (156)     $ 7,436
                                             =======      =======      =======      =======


     Approximately $7,064,000 of our environmental accruals are for the following projects:

     - certain environmental obligations assumed in connection with our acquisitions of the Yorktown refinery and the Bloomfield refinery,
     - the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of our inactive Farmington refinery,
     - the closure of certain solid waste management units at the Ciniza refinery, which is being conducted in accordance with the refinery's Resource Conservation and Recovery Act permit, and
     - closure of the Ciniza refinery land treatment facility, including post-closure expenses.

     The remaining amount of the accruals relate to smaller remediation and monitoring projects.

YORKTOWN ENVIRONMENTAL LIABILITIES

     We assumed certain liabilities and obligations in connection with our purchase of the Yorktown refinery from BP. BP agreed to reimburse us in specified amounts for some matters. Among other things, and subject to certain exceptions, we assumed responsibility for all costs, expenses, liabilities, and obligations under environmental, health and safety laws caused by, arising from, incurred in connection with or relating to the ownership of the refinery or its operation. We agreed to reimburse BP for losses incurred in connection with or related to liabilities and obligations assumed by us. Certain environmental matters relating to the Yorktown refinery are discussed below.

YORKTOWN CONSENT DECREE

     Environmental obligations assumed by us include BP's responsibilities relating to the Yorktown refinery under a consent decree among various parties covering many locations (the "Consent Decree"). Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. We assumed BP's responsibilities as of January 18, 2001, the date the Consent Decree was lodged with the court. As applicable to the Yorktown refinery, the Consent Decree requires, among other things, reduction of NOx, SO2 and particulate matter emissions and upgrades to the refinery's leak detection and repair program. We estimate that we will incur capital expenditures of between $20,000,000 and $27,000,000 to comply with the Consent Decree through 2006, although we believe we will incur most of those expenditures in 2005 and 2006. In addition, we estimate that we will incur operating expenses associated with the requirements of the Consent Decree of between $1,600,000 and $2,600,000 per year.

YORKTOWN 1991 ORDER

     In connection with the Yorktown acquisition, we also assumed BP's obligations under an administrative order issued by EPA in 1991 under the Resource Conservation and Recovery Act. The order requires an investigation of certain areas of the refinery and the development of measures to correct any releases of contaminants or hazardous substances found in these areas. A Resource Conservation and Recovery Act Facility Investigation and a Corrective Measures Study ("RFI/ CMS") has already been prepared. It was revised by BP, in draft form, to incorporate comments from EPA and the Virginia Department of Environmental Quality ("VDEQ"). A final RFI/ CMS has not yet been approved. The draft RFI/ CMS proposes investigation, sampling, monitoring, and cleanup measures, including the construction of an on-site corrective action management unit that would be used to consolidate hazardous solid materials associated with these measures. These proposed actions relate to soil, sludge, and remediation wastes relating to solid waste management units. Groundwater in the aquifers underlying the refinery, and surface water and sediment in a small pond and tidal salt marsh on the refinery property also will be addressed in the RFI/ CMS.

     EPA issued a proposed cleanup plan for public comment in December 2003. EPA will review all comments, will issue an approved RFI and CMS in coordination with VDEQ, and will make a final remedy decision. We estimate that expenses associated with the actions described in the proposed RFI/ CMS will cost from $19,000,000 to $21,000,000, and will be incurred over a period of approximately 30 years. We believe that about $5,000,000 of this amount will be incurred over an initial 3-year period, and additional expenditures of about $5,000,000 will be incurred over the following 3-year period. We may not be responsible, however, for all of these expenditures due to the environmental reimbursement provisions included in our purchase agreement with BP, as more fully discussed below. Additionally, the facility's underground sewer system will be cleaned, inspected and repaired as needed as part of the RFI/ CMS process. We anticipate that this work will cost from $3,000,000 to $5,000,000 over a period of three to five years, beginning around the time the construction of the corrective action management unit and related remediation work is completed in approximately 2007 or 2008. As of March 31, 2004, we have not received the final remedy decision from EPA and therefore have not begun any of the work under the administrative order.

CLAIMS FOR REIMBURSEMENT FROM BP

     BP has agreed to reimburse us for all losses that are caused by or relate to property damage caused by, or any environmental remediation required due to, a violation of environmental health, and safety laws during BP's operation of the refinery. In order to have a claim against BP, however, the total of all our losses must exceed $5,000,000, in which event our claim only relates to the amount exceeding $5,000,000. After $5,000,000 is reached, our claim is limited to 50% of the amount by which our losses exceed $5,000,000 until the total of all our losses exceeds $10,000,000. After $10,000,000 is reached, our claim would be for 100% of the amount by which our losses exceed $10,000,000. In applying these provisions, losses amounting to a total of less than $250,000 arising out of the same event are not added to any other losses for purposes of determining whether and when the $5,000,000 or $10,000,000 has been reached. After the $5,000,000 or $10,000,000 has been reached, BP has no obligation to reimburse us for any losses amounting to a total of less than $250,000 arising out of the same event. Except as specified in the refinery purchase agreement, in order to seek reimbursement from BP, we must notify BP of a claim within two years following the closing date. Further, BP's total liability for reimbursement under the refinery purchase agreement, including liability for environmental claims, is limited to $35,000,000.

FARMINGTON REFINERY

     In 1973, we constructed the Farmington refinery that was operated until 1982. In 1985, we became aware of soil and shallow groundwater contamination at this facility. We hired environmental consulting firms to investigate the contamination and undertake remedial action. The consultants identified several areas of contamination in the soils and shallow groundwater underlying the Farmington property. One of our consultants indicated that contamination attributable to past operations at the Farmington property has migrated off the refinery property, including a hydrocarbon plume that appears to extend no more than 1,800 feet south of the refinery property. Our remediation activities are ongoing under the supervision of the New Mexico Oil Conservation Division ("OCD"), although OCD has not issued a cleanup order.

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

     Potentially responsible party liability is joint and several, which means that a responsible party may be liable for all of the clean-up costs at a site even though the party was responsible for only a small part of the contamination. Although it is possible that we may ultimately incur liability for clean-up costs associated with the landfill, a reasonable estimate of the amount of this liability, if any, cannot be made at this time for various reasons. These reasons include:

     -  the final site remedy has not been selected;

     -  a number of entities had involvement at the site;

     - allocation of responsibility among potentially responsible parties has not yet been made; and

     - potentially applicable factual and legal issues have not been resolved.

     We have not recorded a liability in relation to BLM's proposed plan because the amount of any potential liability is currently not determinable.

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

BLOOMFIELD REFINERY

     In connection with the acquisition of the Bloomfield refinery, we assumed certain environmental obligations including Bloomfield Refining Company's ("BRC") obligations under an administrative order issued by EPA in 1992 pursuant to the Resource Conservation and Recovery Act. The order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. EPA has delegated its oversight authority over the order to NMED's Hazardous Waste Bureau ("HWB"). In December 2002, HWB and OCD approved a cleanup plan for the refinery, subject to various actions to be taken by us to implement the plan. We estimate that remediation expenses associated with the cleanup plan will be approximately $267,000, and that these expenses will be incurred through approximately 2018.

BLOOMFIELD TANK FARM (OLD TERMINAL)

     We have discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank that was located in Bloomfield, New Mexico. We believe that all or a portion of the tank and the 5.5 acres we own on which the tank was located may have been a part of a refinery, owned by various other parties that, to our knowledge, ceased operations in the early 1960s. We received approval to conduct a pilot bioventing project to address remaining contamination at the site, which was completed in June

2001. Bioventing involves pumping air into the soil to stimulate bacterial activity which in turn consumes hydrocarbons. Based on the results of the pilot project, we submitted a remediation plan to OCD proposing the use of bioventing to address the remaining contamination. This remediation plan was approved by OCD in June 2002. We anticipate that we will incur about $50,000 in soil remediation expenses through 2005 in connection with the bioventing plan and approximately $20,000 to continue groundwater monitoring and testing until natural attenuation has completed the process of groundwater remediation.

NOTICES OF VIOLATION AT FOUR CORNERS REFINERIES

     In June 2002, we received a draft compliance order from the New Mexico Environment Department ("NMED") in connection with alleged violations of air quality regulations at the Ciniza refinery. These alleged violations relate to an inspection completed in April 2001.

     In August 2002, we received a compliance order from NMED in connection with alleged violations of air quality regulations at the Bloomfield refinery. These alleged violations relate to an inspection completed in September 2001.

     In the second quarter of 2003, EPA informally told us that it also intended to allege air quality violations in connection with the 2001 inspections at both refineries. We have since participated in joint meetings with NMED and EPA. These discussions have included alleged violations through December 31, 2003, in addition to matters relating to the 2001 inspections. In the first quarter of 2004, we were informally advised that potential penalties could amount to between $3,000,000 and $5,000,000. We have accrued significantly less than these amounts because settlement discussions with NMED and EPA are ongoing. These discussions may result in reductions in the amount of potential penalties. In lieu of fines and as part of an administrative settlement, we expect that EPA and NMED may require us to undertake certain environmentally beneficial projects, known as supplemental environmental projects. We have not yet determined the nature or scope of any work that may be required in lieu of fines.

     In the first quarter of 2004, EPA told us that any administrative settlement also must be consistent with the consent decrees EPA has entered with other refiners as part of its national refinery enforcement program. In these other settlements, EPA generally has required that the refiner:

     - implement controls to reduce emissions of nitrogen oxide, sulfur dioxide, and particulate matter from the largest emitting process units;

     -  upgrade leak-detection and repair practices;

     -  minimize the number and severity of flaring events; and

     - adopt strategies to ensure compliance with benzene waste requirements.

     We are continuing joint settlement discussions with NMED and EPA.

Jet Fuel Claim

     In February 2003, we filed a complaint against the United States in the United States Court of Federal Claims related to military jet fuel that we sold to the Defense Energy Support Center ("DESC") from 1983 through 1994. We asserted that the U.S., acting through DESC, underpaid for the jet fuel by about $17,000,000. Our claims include a request that we be made whole in connection with payments that were less than the fair market value of the fuel, as well as a request that we be reimbursed for the value of transporting the fuel in some contracts, as well as for certain additional costs of complying with the government's special requirements. The U.S. has said that it may counterclaim and assert, based on its interpretation of the contracts, that we owe additional amounts of between $2,100,000 and $4,900,000. The U.S. denied all liability in a motion for partial summary judgment filed in the second quarter of 2003. In July 2003, we responded to the U.S.'s motion and filed our own cross-motion for partial summary judgment. All legal briefs on the U.S.'s motion and our cross-motion were filed with the court by November 2003. In the first quarter of 2004, the United States Court of Appeals for the Federal Circuit agreed to hear appeals in other jet fuel cases. The issues before the Court of Appeals in these cases are almost identical to the issues in our case. The judge in our case has halted any further action, pending a guiding decision by the Court of Appeals. We are awaiting further action by the court. Due to the preliminary nature of this matter, there can be no assurance that we will ultimately prevail on our claims or the U.S.'s potential counterclaim, nor is it possible to predict when any payment will be received if we are successful. Accordingly, we have not recorded a receivable for these claims or a liability for any potential counterclaim.

MTBE Litigation

     Lawsuits have been filed in numerous states alleging that MTBE, a blendstock used by many refiners in producing specially formulated gasoline, has contaminated water wells. MTBE contamination primarily results from leaking underground or aboveground storage tanks. We are a defendant in three MTBE lawsuits filed in the fourth quarter of 2003. The plaintiffs are two Virginia county boards of education and a Virginia county water authority. The suits allege MTBE contamination of water wells owned and operated by the plaintiffs. The plaintiffs assert that numerous refiners, distributors, or sellers of MTBE and/or gasoline containing MTBE are responsible for the contamination. The plaintiffs also claim that the defendants are jointly and severally liable for compensatory and punitive damages, costs, and interest. Joint and several liability means that each defendant may be liable for all of the damages even though that party was responsible for only a small part of the damages.

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

Former CEO Matters

     On March 29, 2002, the board of directors terminated James E. Acridge as our President and Chief Executive Officer, and replaced him as our Chairman of the Board. Mr. Acridge's term of office as a director expired on April 29, 2004. On July 22, 2002, Mr. Acridge filed a lawsuit in the Superior Court of Arizona for Maricopa County against a number of our officers and directors. The lawsuit was also filed against unidentified accountants, auditors, appraisers, attorneys, bankers and professional advisors. Mr. Acridge alleged that the defendants wrongfully interfered with his employment agreement and caused the board to fire him. The complaint sought unspecified damages to compensate Mr. Acridge for the defendants' alleged wrongdoing, as well as punitive damages, and costs and attorneys' fees. The complaint also stated that Mr. Acridge intended to initiate a separate arbitration proceeding against us, alleging that we breached his employment agreement and violated an implied covenant of good faith and fair dealing. The court subsequently ruled that the claims raised in Mr. Acridge's lawsuit were subject to arbitration and the lawsuit was dismissed. Arbitration proceedings have not been initiated. Subsequent to the filing of the claims, Mr. Acridge filed for bankruptcy. The trustee appointed in the Chapter 11 bankruptcy proceeding has questioned whether the Superior Court should have stayed the lawsuit until after the arbitration was completed instead of dismissing it. Regardless, we believe that the officers and directors sued by Mr. Acridge are entitled to indemnification from us in connection with the defense of, and any liabilities arising out of, the claims alleged by Mr. Acridge.

     We have an outstanding loan to Mr. Acridge in the principal amount of $5,000,000. In the fourth quarter of 2001, we established a reserve for the entire amount of the loan plus interest accrued through December 31, 2001. The loan was subsequently written off, at which time the reserve was removed.

     In addition to Mr. Acridge's personal bankruptcy filing, Pinnacle Rodeo LLC, Pinnacle Rawhide LLC, and Prime Pinnacle Peak Properties, Inc., three entities originally controlled by Mr. Acridge, have commenced Chapter 11 bankruptcy proceedings. A Chapter 11 trustee has been appointed in these cases. The four bankruptcy cases are administered together. We have filed proofs of claim in the bankruptcy proceedings seeking to recover amounts we believe are owed to us by Mr. Acridge, and the other entities, including amounts relating to the outstanding $5,000,000 loan. We also filed a complaint in the Acridge bankruptcy proceeding on July 31, 2003 in which we sought a determination that certain of the amounts we believe are owed to us by Mr. Acridge are not dischargeable in bankruptcy. The court has entered a default against Mr. Acridge in connection with our complaint. The court, however, has not yet ruled on whether we are entitled to receive any of the damages that we have requested. Even if the court decides that we can receive damages, we do not know whether we would be able to recover any of these damages from Mr. Acridge.

     The official committee of unsecured creditors for the bankruptcy cases filed a plan of reorganization on November 7, 2003. The plan describes a process for the liquidation of the estates and the payment of liquidation proceeds to creditors. It will only become effective if approved by the bankruptcy court. Under the committee's plan, we would make a payment, which would have no material effect on the Company's financial statements, for the benefit of unsecured creditors in the Acridge estate. Additionally, we would give up all of our claims against the estates, with the exception of a claim for our share of any assets of the Acridge estate that have not yet been identified. In return, the four estates would release us from all of their claims against us, if any. The plan would not preclude us from pursuing our non-dischargeability complaint against Mr. Acridge.

     In 2003, the trustee for the Acridge estate asked the bankruptcy court to permit him to engage in discovery to determine whether any claims against us, or persons or entities associated with us, may exist. The bankruptcy court authorized the Acridge trustee to take the deposition of three of our officers or directors and to obtain documents from them. The discovery authorized by the bankruptcy court was completed in the second quarter of 2004.

     In order for the committee's plan to be approved, the committee must first obtain bankruptcy court approval of a disclosure statement which describes the plan and the process by which creditors can vote on the plan. The Acridge trustee and the unsecured creditors committee are working on a summary to be included in the disclosure statement containing each of their positions on whether the committee's plan should be approved. We anticipate that this statement may be sent out in the second or third quarter of 2004.

     The trustee in the Prime Pinnacle proceeding filed a separate plan of reorganization. The Prime Pinnacle trustee initially indicated that he was going to object to the proof of claim that we filed in the Prime Pinnacle proceeding. In addition, the Prime Pinnacle trustee indicated that he was going to evaluate any possible preferential or fraudulent transfer of assets from Prime Pinnacle to us in satisfaction of debts owed by Mr. Acridge or his other entities. An agreement was subsequently reached between the Prime Pinnacle trustee, the unsecured creditors committee, and us. The committee agreed to carve out the Prime Pinnacle estate from the Committee's plan. We agreed not to receive any distribution on our unsecured claim against the Prime Pinnacle estate. The Prime Pinnacle trustee agreed to incorporate the terms of the Committee's settlement with us in the Prime Pinnacle plan and to release us from any claims the Prime Pinnacle estate may have against us. The Prime Pinnacle trustee's agreement to release us and our agreement not to receive a distribution from the Prime Pinnacle estate are both conditioned upon the entry of a final court order, which is not subject to appeal, confirming the unsecured creditors committee's plan. The Prime Pinnacle plan, which reflects these agreements, has been approved by the bankruptcy court.

NOTE 13 - SUBSEQUENT EVENTS

CINIZA REFINERY INCIDENT:

     On April 08, 2004, a fire occurred at our Ciniza refinery in the alkylation unit that produces high octane blending stock for gasoline. The refinery is located near Gallup, New Mexico, and has a crude oil throughput capacity of 20,800 barrels per day and a total capacity including natural gas liquids of 26,000 barrels per day. The alkylation unit has throughput capacity of 1,800 barrels per day. Emergency personnel responded immediately and contained the fire to the alkylation unit, although there also was some damage to ancillary equipment and to two adjacent units. Four of our employees were injured and transported to an Albuquerque hospital. Presently, three have been released and one is in intensive care.

     As a result of the fire, we temporarily shut down all of the operating units at the Ciniza refinery. At present, we do not believe there is significant damage to any of the refinery units other than the alkylation unit. The fire is currently under investigation by various governmental agencies. We also are conducting our own investigation with the assistance of an independent refinery expert to determine the cause of the fire and the extent of the damage.

     We had previously scheduled a major repair and upgrade shutdown (known as a "turnaround"), which was to commence at the refinery on April 17, 2004, and some of the turnaround team already was on site at the refinery when the fire occurred. In order to minimize the disruption to the refinery's operations, we accelerated the turnaround. This allowed us to work on the necessary repairs to the alkylation unit during the turnaround period when the refinery was not operating anyway. The turnaround has been completed.

     Based upon a preliminary internal investigation, we currently estimate that the cost to repair the damage caused by the fire will be in the range of $4,000,000 to $6,000,000 and that repairs should be completed before the end of June. To the extent additional damage is discovered during the completion of our investigation, including portions of the unit currently unavailable, or during completion of repairs, the cost to repair could increase or repairs could take longer to complete. We have property insurance coverage that should cover a significant portion of the repair costs and also could receive proceeds from business interruption insurance if the waiting period under the policy is exceeded. We also have worker's compensation insurance.

     Prior to the fire, we were producing approximately 18,000 barrels per day at Ciniza and approximately 10,000 barrels per day at the Bloomfield refinery, which also is located in the Four Corners area. During the turnaround, we increased the output of our Bloomfield refinery by approximately 6,000 barrels per day. In addition, following the turnaround, at both Bloomfield and Ciniza, we will be processing the excess inventory we accumulated prior to and during the turnaround. The Bloomfield refinery has a crude oil throughput capacity of 16,000 barrels per day and a total capacity including natural gas liquids of 16,600 barrels per day. After the turnaround, the Ciniza refinery can operate at full capacity while repairs to the alkylation unit are completed if we purchase high octane blending components from outside sources. Alternatively, Ciniza can sell the intermediate feedstocks processed by the unit to third parties for final processing.

NEW MEXICO RETAIL STORE SAFETY REGULATIONS

     In May 2004, the Occupational Health and Safety Bureau of the New Mexico Environment Department issued regulations that require additional security measures in the convenience store industry. These requirements relate to exterior lighting, late night security, employee training, door and window signage, and security surveillance systems. These regulations are subject to legal challenge. If these regulations go into effect in their current form, however, our New Mexico retail stores could incur additional costs to comply. For example, one way to comply with the late night security requirements of the regulations is to have two employees on duty between the hours of 5:00 p.m. and 5:00 a.m. We estimate that having two employees at all of our stores during late night hours could increase our payroll costs between $1,000,000 and $1,500,000 annually. Alternately, we could add security enclosures to our stores at an estimated one-time cost of approximately $2,250,000. We do not anticipate we would incur any significant costs to comply with the other requirements of these regulations. We are evaluating our options for complying with these regulations.

REFINANCING:

     On April 13, 2004, we made an offer to purchase for cash all $150,000,000 aggregate principal amount outstanding of our 9% senior subordinated notes due 2007 (the "9% Notes") at a price of 103.375% of their principal amount, plus accrued interest. The offer included a consent solicitation, which expired on April 26, 2004. The offer was subject to our successful completion of a new offering of senior subordinated notes.

     At the expiration of the consent period, the holders of $116,115,000 of our 9% Notes had tendered into the tender offer. The tender offer expired on May 10, 2004. On May 11, 2004, we provided irrevocable notice to the trustee to redeem the rest of the 9% Notes that were not tendered when the tender offer expired. The redemption will occur on June 11, 2004.

     On April 28, 2004, we priced our offering of $150,000,000 aggregate principal amount of 8% senior subordinated notes due 2014 at a discount to yield 8-1/4%. The offering closed on May 3, 2004, with net proceeds before expenses to us of approximately $147,466,500. We are using all of the net proceeds of the new senior subordinated notes offering, together with cash on hand, to settle the tender offer and to redeem all 9% Notes that remain outstanding after the expiration of the tender offer. Such proceeds are being held by the trustee in a separate redemption account pending the funding of the redemption.

     On May 3, 2004, we issued 3,000,000 shares of our common stock at a public offering price of $18.50 per share. In connection with the offering, we granted the underwriters an option for a period of 30 days from the initial offering to purchase up to an additional 450,000 shares of common stock to cover over-allotments, if any. On May 7, 2004, the underwriters purchased an additional 283,300 shares pursuant to their over-allotment option. The net proceeds of the two sales were approximately $51,171,000. We are using all of the net proceeds of the common stock offering to redeem a portion of our outstanding 11% senior subordinated notes due 2012 (including interest to the date of redemption and the redemption premium) through the exercise of the "equity clawback" provisions of the indenture governing the notes. The redemption date is June 17, 2004. The proceeds from the common stock offering are being held by the trustee in a separate redemption account pending the funding of the redemption.

     In addition, we have given notice to the lenders under our Loan Facility and expect to prepay this facility from cash on hand on July 14, 2004. We also are currently renegotiating our Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

     We refine and sell petroleum products and operate service stations and convenience stores. Our operations are divided into three strategic business units, the refining group, the retail group and Phoenix Fuel. The refining group operates two refineries in the Four Corners area of New Mexico and one refinery in Yorktown, Virginia. The refining group sells its products to wholesale distributors and retail chains. Our retail group operated 127 service stations at March 31, 2004. The retail group sells its petroleum products and merchandise to consumers located in New Mexico, Arizona and southern Colorado. Phoenix Fuel distributes commercial wholesale petroleum products primarily in Arizona.

     Our strategy is to maintain and improve our financial performance. To this end, we are focused on several critical and challenging objectives. We will be addressing these objectives in the short-term as well as over the next three to five years. In our view, the most important of these objectives are:

     - Increasing gross margins through management of inventories and taking advantage of sales and purchasing opportunities, while minimizing or reducing operating expenses and capital expenditures.

     - Increasing the available crude oil supply for our Four Corners refineries.

     - Cost effectively complying with current environmental regulations as they apply to our refineries, including future clean air standards, between now and the end of 2008.

     - Improving our overall financial health and flexibility by reducing our debt and overall cost of capital, including our interest and financing costs, and maximizing our return on capital employed.

     -  Evaluating opportunities for growth by acquisition.

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

     Our significant accounting policies, including revenue recognition, inventory valuation and maintenance costs, are described in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The following accounting policies are considered critical due to the uncertainties, judgments, assumptions and estimates involved:

     - accounting for contingencies, including environmental remediation and litigation liabilities,
     -  assessing the possible impairment of long-lived assets,
     -  accounting for asset retirement obligations, and
     -  accounting for our pension and post-retirement benefit plans.

There have been no changes to these policies in 2004.

RESULTS OF OPERATIONS

     The following discussion of our Results of Operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Part I, Item 1 and in our Annual Report on Form 10-K for the year ended December 31, 2003 in Item 8 and Note 3 to our Consolidated Financial Statements in Part I, Item 1.

     Below is operating data for our operations:

                                                       Three Months
                                                      Ended March 31,
                                                  ----------------------
                                                    2004          2003
                                                  --------      --------
Refining Group Operating Data:
  Four Corners Operations:
    Crude Oil/NGL  Throughput (BPD)..........       28,280        31,146
    Refinery Sourced Sales Barrels (BPD).....       27,615        31,534
    Average Crude Oil Costs ($/Bbl)..........     $  32.61      $  31.21
    Refining Margins ($/Bbl).................     $   8.35      $   8.32
  Yorktown Operations:
    Crude Oil/NGL  Throughput (BPD)..........       61,200        56,256
    Refinery Sourced Sales Barrels (BPD).....       63,824        59,389
    Average Crude Oil Costs ($/Bbl)..........     $  32.68      $  32.85
    Refining Margins ($/Bbl).................     $   5.55      $   4.25
Retail Group Operating Data:
(Continuing operations only)
  Fuel Gallons Sold (000's)..................       37,681        35,118
  Fuel Margins ($/gal).......................     $ 0.1617      $ 0.1538
  Merchandise Sales ($ in 000's).............     $ 30,844      $ 28,558
  Merchandise Margins........................         26.9%         30.1%
  Operating Retail Outlets at Period End:
    Continuing Operations....................          127           127
    Discontinued Operations..................            -             8
Phoenix Fuel Operating Data:
  Fuel Gallons Sold (000's)..................      112,844       103,037
  Fuel Margins ($/gal).......................     $ 0.0529      $ 0.0474
  Lubricant Sales ($ in 000's)...............     $  6,875      $  5,615
  Lubricant Margins..........................         13.1%         16.2%

     We believe the comparability of our continuing results of operations for the three months ended March 31, 2004 with the three months ended March 31, 2003 was affected by, among others, the following factors:

     - Stronger net refining margins for our refineries in 2004, primarily for our Yorktown refinery, due to, among other things:

        -  Increased finished product demand,
        -  Increased sales in our Tier 1 market,
        - Reduced imports of foreign gasoline, due to a reduction in gasoline sulfur limits,
        -  Elimination of MTBE in Connecticut, New York, and California, and
        -  Tight finished product supply in certain of our market areas.

     - The processing of lower priced acidic crude oils at our Yorktown refinery, including crude oil purchased under our supply agreement with Statoil that began deliveries in late February 2004.

     - A processing unit turnaround at our Yorktown refinery in 2003, which resulted in the refinery being out of operation from March 21, 2003 to April 16, 2003.

     - Continued reduced production at our Four Corners refineries because of lower crude oil receipts due to supplier production problems and reduced supply availability.

     - Stronger finished product sales volumes and margins for our Phoenix Fuel operations, due to, among other things:

        -  Increased finished product demand,
        -  An expanded customer base, and
        -  Tight finished product supplies in our Phoenix market.

     -  Lower merchandise margins for our retail group.

     EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

     Our earnings from continuing operations before income taxes increased $4,071,000 for the three months ended March 31, 2004, compared to the same period in 2003. This increase was primarily due to the following three factors:

     - An increase in operating earnings from our Yorktown refinery of $6,077,000.
     - A 12% increase in Phoenix Fuel's fuel margins, along with a 10% increase in fuel volumes sold by Phoenix Fuel.
     -  An 8% decrease in interest expense.

     Factors negatively affecting our earnings include:

     -  A 14% increase in operating expenses.
     -  An 11% decline in our Four Corners refineries' fuel volumes sold.
     -  A 17% increase in our selling, general and administrative costs.
     -  A 10% decline in our retail group's merchandise margin.

     YORKTOWN REFINERY

     Our Yorktown refinery operated at an average throughput rate of approximately 61,200 barrels per day in the first quarter of 2004, compared to 56,300 barrels per day in the first quarter of 2003. Refining margins for the first quarter of 2004 were $5.55 per barrel and were $4.25 for the first quarter of 2003.

     Revenues for our Yorktown refinery increased in the first quarter of 2004 primarily due to a 9% increase in finished product volumes sold, with weighted average selling prices up approximately 1%. The volume increase was due in part to the process unit turnaround begun in the first quarter of 2003.

     Cost of products sold for our Yorktown refinery increased in the first quarter of 2004 primarily due to the increase in finished product volumes sold, offset, in part, by slightly lower average crude oil costs, losses incurred in the first quarter of 2003 on various crude oil futures contracts used to economically hedge Yorktown's crude oil inventories and crude oil purchases and the liquidation of certain crude oil LIFO inventory layers.

     In late February 2004, we began receiving supplies of acidic crude oil under a long-term supply agreement with Statoil, which contributed to our lower average crude oil costs.

     Yorktown's refining margins improved in the first quarter of 2004 due to the factors previously discussed.

     Operating expenses for our Yorktown refinery increased in the first quarter of 2004 due in part to the following:

     - Higher maintenance costs primarily related to tank inspections and repairs and coker unit repairs.
     - Higher operating costs, related in part to certain environmental expenditures.
     - Higher chemical and catalyst costs, primarily related to higher cost catalyst required to meet more stringent sulfur reduction requirements.
     - Higher payroll and related costs, due in part to the capitalization of certain wages in the first quarter of 2003 and increased group medical insurance premiums and workers compensation costs.

     Depreciation and amortization expense for our Yorktown refinery increased in the first quarter of 2004 due in part to the amortization of certain refinery turnaround costs incurred in 2003.

     FOUR CORNERS REFINERIES

     Our Four Corners refineries operated at an average throughput rate of approximately 28,300 barrels per day in the first quarter of 2004 and 31,100 barrels per day in the first quarter of 2003. Refining margins for the first quarter of 2004 were $8.35 per barrel and were $8.32 for the first quarter of 2003.

     Revenues for our Four Corners refineries decreased in the first quarter of 2004 primarily due to an 11% decrease in finished product volumes sold, offset in part by a 4% increase in finished product selling prices. Sales volumes were reduced because of lower crude oil supplies due to the reasons previously discussed.

     Cost of products sold for our Four Corners refineries decreased in the first quarter of 2004 primarily due to the decrease in finished product volumes sold, offset in part by a 4% increase in average crude oil costs.

     Our Four Corners refining margins were relatively flat period to period.

     Operating expenses for our Four Corners refineries increased in the first quarter of 2004, primarily due to increased purchased fuel costs for the Ciniza refinery related to an 18% increase in volume and higher costs.

     Depreciation and amortization expense for our Four Corners refineries increased slightly in the first quarter of 2004.

     RETAIL GROUP

     Average gasoline and diesel margins for our retail group were $0.162 per gallon for the first quarter of 2004 and were $0.154 per gallon for the first quarter of 2003. Gasoline and diesel fuel volumes sold for the first quarter of 2004 increased approximately 2%. Average merchandise margins for our retail group were 26.9% in the first quarter of 2004 and were 30.1% in the first quarter of 2003.

     Revenues for our retail group increased in the first quarter of 2004 primarily due to a 3% increase in finished product selling prices and 2% increase in finished product volumes sold.

     Cost of products sold for our retail group increased in the first quarter of 2003 primarily due to a 3% increase in finished product purchase prices and 2% increase in finished product volumes sold.

     Our retail fuel margins improved 5% in the first quarter of 2004 due to a combination of factors, including:

     -  more effectively managing our fuel pricing, and
     -  more favorable market conditions.

     Our retail merchandise margins declined 10% in the first quarter of 2004 due to, among other things, a reduction in rebates in the first quarter of 2004 as compared to the first quarter of 2003.

     Operating expenses for our retail group increased in the first quarter of 2004 primarily due to higher payroll and related costs and increased occupancy costs.

     Depreciation expense for our retail group declined in the first quarter of 2004 primarily due to some retail assets becoming fully depreciated.

     PHOENIX FUEL

     Gasoline and diesel fuel volumes sold by Phoenix Fuel increased by 10% in the first quarter of 2004. Average gasoline and diesel fuel margins for Phoenix Fuel were $0.053 per gallon for the first quarter of 2004 and were $0.047 per gallon for the first quarter of 2003.

     Revenues for Phoenix Fuel increased in the first quarter of 2004 primarily due to a 10% increase in finished product volumes sold and a 6% increase in finished product selling prices. Finished product sales volumes increased due to the factors previously discussed.

     Cost of products sold for Phoenix Fuel increased in the first quarter of 2004 due to the increase in finished product volumes sold and a 6% increase in finished product purchase prices.

     Phoenix Fuel's finished product margins increased during the first quarter by approximately 12% as a result of the favorable market conditions previously discussed.

     Operating expenses for Phoenix Fuel increased in the first quarter of 2004 due to higher payroll and related costs due to higher sales volumes, and higher fuel and repair and maintenance costs due to expanded fleet operations, also related to higher sales volumes.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FROM CONTINUING OPERATIONS

     For the three months ended March 31, 2004, SG&A expenses increased approximately $1,176,000 or 17% due to:

     -  Accruals for management incentive bonuses,
     - Increased lease expense due to the sale and leaseback of our corporate headquarters building,
     -  Increases to our vacation pay accrual, and
     - Accruals for costs associated with complying with the Sarbanes-Oxley Act.

     These increases were partially offset by a reduction in costs related to our self-insured health plan due to improved claims experience.

     INTEREST EXPENSE FROM CONTINUING OPERATIONS

     For the three months ended March 31, 2004, interest expense decreased approximately $798,000 or 8%. The decrease was primarily due to interest incurred on borrowings under our revolving credit facility in the first quarter of 2003. We had no borrowings under this facility in the first quarter of 2004. In addition, interest expense was reduced due to the payoff in 2003 of certain capital lease obligations and the reduction of our mortgage loan facility principal balance.

     INCOME TAXES FROM CONTINUING OPERATIONS

     The effective tax rate for the three months ended March 31, 2004 was approximately 44.5% and was approximately 41.4% for the three months ended March 31, 2003. The difference in the effective rates is due to an increase in the income tax reserve and additional state income taxes.

DISCONTINUED OPERATIONS

     Discontinued operations include the operations of some of our retail service station/convenience stores and our travel center, which was sold on June 19, 2003. See Note 6 to our Consolidated Financial Statements included in Part I, Item 1 for additional information relating to these operations.

OUTLOOK

     Overall, we believe that our current refining fundamentals are more positive now than the same time last year. Fuel margins for our retail group are stronger now than they were this time last year, with same store fuel and merchandise volumes above the prior year's levels. Merchandise margins are, however, lower than they were this time last year. Phoenix Fuel currently continues to see growth in both wholesale and unmanned fleet fueling volumes with stronger margins than the same time last year. The businesses we are in, however, are very volatile and there can be no assurance that currently existing conditions will continue for any of our business segments.


LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL STRUCTURE

     At March 31, 2004, we had long-term debt of $352,364,000, net of the current portion of $12,454,000. At December 31, 2003 we had long-term debt of $355,601,000, net of the current portion of $11,128,000. Both of these amounts include:

     -  $150,000,000 of 9% Senior Subordinated Notes due 2007, and
     -  $200,000,000 of 11% Senior Subordinated Notes due 2012.

     As discussed below, we recently completed offerings of $150,000,000 of 8% Senior Subordinated Notes due 2014 and 3,283,300 shares of common stock. The proceeds from the note offering and cash on hand are being used to repurchase or redeem the 9% Notes, and the proceeds from the common stock offering are being used to redeem a portion of the 11% Notes.

     We also have a $100,000,000 revolving credit facility. The credit facility is primarily a working capital and letter of credit facility. At March 31, 2004, we had no direct borrowings outstanding under this facility and $37,361,000 of letters of credit outstanding. At December 31, 2003, we had no direct borrowings outstanding under this facility and $36,961,000 of letters of credit outstanding.

     We also have a mortgage loan facility that had a balance of $20,000,000 at March 31, 2004 and $22,000,000 at December 31, 2003. We
have given notice to the lenders and expect to prepay this facility from cash on hand on July 14, 2004.

     At March 31, 2004, our long-term debt was 70.9% of total capital. At December 31, 2003, it was 71.8%. Our net debt (long-term debt less cash and cash equivalents) to total capitalization percentage at March 31, 2004, was 66.1%. At December 31, 2003, this percentage was 70.2%.

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

     We expect to be in compliance with the covenants going forward, and we do not believe that any presently contemplated activities will be constrained. A prolonged period of low refining margins, however, would have a negative impact on our ability to borrow funds and to make expenditures and would have an adverse impact on compliance with our debt covenants.

     We presently have senior subordinated ratings of "B3" from Moody's Investor Services and "B-" from Standard & Poor's. Moody's Investor Services recently confirmed its "B3" rating. Standard and Poor's also reaffirmed its ratings but revised the outlook to positive from negative.

     As is discussed in more detail in Note 13 to our Consolidated Financial Statements included in Part I, Item 1, we are in the process of completing a refinancing of a portion of our long-term debt. As part of the refinancing, we have done, or are in the process of doing, the following:

     - A tender offer and consent solicitation of our 9% senior subordinated notes due 2007.
     -  A redemption of the 9% notes not tendered in the tender offer.
     -  The sale of $150,000,000 of 8% senior subordinated notes due 2014.
     -  The sale of 3,283,300 shares of our common stock.
     - The prepayment of the outstanding balance on our mortgage loan facility.
     -  The renegotiation of our revolving credit facility.

     This refinancing should reduce our annual interest expense by approximately $10,600,000 in comparison to the 2003 level, assuming no future borrowings on our revolving credit facility.

     In connection with these transactions, we incurred certain costs which will be expensed in the second quarter of 2004, along with the write-off of previously deferred financing costs and original issue discounts. When we prepay our mortgage loan in July 2004, we will write-off additional deferred financing costs. We estimate these costs and write-offs at between $15,000,000 and $17,000,000.

     We also incurred additional costs that will be deferred and amortized over the term of the 8% Notes.

     We have not yet completed the renegotiation of our revolving credit facility and do not yet know the total cost of renegotiating the facility. We do not, however, expect it to be material.

     CASH FLOW FROM OPERATIONS

     Our operating cash flows increased by $18,525,000 for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This resulted primarily from increases in the first quarter of 2004 in cash provided by working capital items and an increase in net earnings before depreciation and amortization, amortization of financing costs, deferred income taxes, and deferred crude oil purchase discounts.

     WORKING CAPITAL

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

     Working capital at March 31, 2004 consisted of current assets of $275,687,000 and current liabilities of $170,105,000, or a current ratio of 1.62:1. At December 31, 2003, the current ratio was 1.63:1, with current assets of $251,807,000 and current liabilities of $154,408,000.

     Current assets increased in the first quarter of 2004 by $23,880,000, primarily due to increases in cash and cash equivalents and accounts receivable. These increases were offset, in part, by decreases in inventories.

     Accounts receivable increased in the first quarter of 2004 primarily due to higher trade receivables, due in part to higher finished product selling prices.

     Inventories decreased in the first quarter of 2004 primarily due to:

     - Decreases in onsite crude oil volumes at our Yorktown refinery, and
     - Decreases in Four Corners, Phoenix Fuel and terminal refined product volumes.

     These decreases were offset, in part, by:

     -  Increases in crude oil and refined product prices,
     -  Increases in crude oil volumes at the Four Corners refineries, and
     -  Increases in refined product volumes at Yorktown.

     Current liabilities increased in the first quarter of 2004 by $15,697,000, primarily due to increases in accounts payable and accrued expenses. Accounts payable increased in the first quarter of 2004 primarily due to higher raw material and finished product costs.

     Accrued expenses increased in the first quarter of 2004 primarily as a result of:

     -  Higher fuel taxes payable,
     -  Higher accrued interest payable,
     -  Higher accruals for payroll and related costs, and
     -  Higher income tax accruals.

     These increases were offset in part by reductions in certain accruals due to the payment of management incentive and other bonuses and 401(k) matching and discretionary contributions.

     CAPITAL EXPENDITURES AND RESOURCES

     Net cash used in investing activities for capital expenditures totaled approximately $3,213,000 for the three months ended March 31, 2004 and $5,272,000 for the three months ended March 31, 2003. Expenditures for 2004 primarily were for operational and environmental projects for the refineries, Phoenix Fuel and retail operations. Expenditures for 2003 primarily were for turnaround expenditures at the Yorktown refinery and operational and environmental projects for the refineries and retail operations.

     We received proceeds of approximately $560,000 from the sale of property, plant and equipment and other assets in the first quarter of 2004 and $2,608,000 in the first quarter of 2003. Proceeds received in 2004 primarily were from the sale of one closed service station/convenience store. Proceeds received in 2003 were primarily from the sale of three service station/convenience stores.

     In the second quarter of 2004, we sold 40 acres of vacant land known as the Jomax property for approximately $5,412,000, net of expenses. In addition, we also sold two operating service station/convenience stores for approximately $684,000, net of expenses.

     We continue to monitor and evaluate our assets and may sell additional non-strategic or underperforming assets that we identify as circumstances allow. We also continue to evaluate potential acquisitions in our strategic markets, including lease arrangements.

     As part of the Yorktown acquisition, we agreed to pay earn-out payments, up to a maximum of $25,000,000, to the sellers, beginning in 2003 and concluding at the end of 2005 based upon certain market value factors. For the three months ended March 31, 2004, we paid $4,049,000 in earn-outs under the purchase agreement. In the first quarter of 2003, we made similar payments of $3,986,000. Total earn-out payments through March 31, 2004 were $12,903,000.

     On April 8, 2004, we had a fire in the alkylation unit at our Ciniza refinery, requiring us to temporarily shutdown all of the operating units at the refinery. See Note 13 to our Consolidated Financial Statements included in Part I, Item 1 for a further discussion of this matter.

     The Ciniza refinery was scheduled to commence a major repair and upgrade shutdown (known as a "turnaround") on April 17, 2004. As a result of the fire discussed above, the turnaround was accelerated. We have completed the turnaround. See Note 13 to our Consolidated Financial Statements in Part I, Item 1 for a further discussion of this matter.

     We continue to investigate other capital improvements to our existing facilities. The amount of capital projects that are actually undertaken in 2004 will depend on, among other things, general business conditions and results of operations.

     DIVIDENDS

     We currently do not pay dividends on our common stock. The board of directors will periodically review our policy regarding the payment of dividends. Any future dividends are subject to the results of our operations, declaration by the board of directors, and existing debt covenants.

     RISK MANAGEMENT

     We are exposed to various market risks, including changes in certain commodity prices and interest rates. To manage these normal business exposures, we may, from time to time, use commodity futures and options contracts to reduce price volatility, to fix margins in our refining and marketing operations, and to protect against price declines associated with our crude oil and finished products inventories. Our policies for the use of derivative financial instruments set limits on quantities, require various levels of approval and require review and reporting procedures.

     In the first quarter of 2003, we entered into various crude oil futures contracts in order to economically hedge crude oil inventories and purchases for the Yorktown refinery operations. For the three months ended March 31, 2003, we recognized losses on these contracts of approximately $1,433,000 in cost of products sold. These transactions did not qualify for hedge accounting in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, and accordingly were marked to market each month. There were no similar transactions in the first quarter of 2004, and there were no open crude oil futures contracts or other commodity derivative contracts at March 31, 2004.

     Our credit facility is floating-rate debt tied to various short-term indices. As a result, our annual interest costs associated with this debt may fluctuate. At March 31, 2004, there were no direct borrowings outstanding under this facility.

     Our loan facility is floating-rate debt tied to various short-term indices. As a result, our annual interest costs associated with this debt may fluctuate. At March 31, 2004, there was $20,000,000 outstanding under this facility. The potential increase in annual interest expense from a hypothetical 10% adverse change in interest rates on these borrowings at March 31, 2004, would be approximately $20,500. We expect to repay the outstanding balance of the loan facility on July 14, 2004.

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

     Credit risk with respect to customer receivables is concentrated in the geographic areas in which we operate and relates primarily to customers in the oil and gas industry. To minimize this risk, we perform ongoing credit evaluations of our customers' financial position and require collateral, such as letters of credit, in certain circumstances.

     ENVIRONMENTAL, HEALTH AND SAFETY

     Federal, state and local laws and regulations relating to health, safety and the environment affect nearly all of our operations. As is the case with other companies engaged in similar industries, we face significant exposure from actual or potential claims and lawsuits, brought by either governmental authorities or private parties, alleging non-compliance with environmental, health, and safety laws and regulations, or property damage or personal injury caused by the environmental, health, or safety impacts of current or historic operations. These matters include soil and water contamination, air pollution, and personal injuries or property damage allegedly caused by substances manufactured, handled, used, released, or disposed of by us or by our predecessors.

     Applicable laws and regulations govern the investigation and remediation of contamination at our current and former properties, as well as at third-party sites to which we sent wastes for disposal. We may be held liable for contamination existing at current or former properties, notwithstanding that a prior operator of the site, or other third party, caused the contamination. We may also be held responsible for costs associated with contamination clean up at third-party disposal sites, notwithstanding that the original disposal activities were in accordance with all applicable regulatory requirements at such time. We are currently engaged in a number of such remediation projects.

     Future expenditures related to compliance with environmental, health and safety laws and regulations, the investigation and remediation of contamination, and the defense or settlement of governmental or private party claims and lawsuits cannot be reasonably quantified in many circumstances for various reasons. These reasons include the speculative nature of remediation and clean up cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, various defenses that may be available to us, and changing environmental, health and safety laws, regulations, and their respective interpretations. We cannot provide assurance that compliance with such laws or regulations, such investigations or cleanups, or such enforcement proceedings or private-party claims will not have a material adverse effect on our business, financial condition or results of operations.

     Rules and regulations implementing federal, state and local laws relating to the environment, health, and safety will continue to affect our operations. We cannot predict what new environmental, health, or safety legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or enforced with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could have an adverse effect on our financial position and the results of our operations and could require substantial expenditures by us for, among other things:

     - the installation and operation of refinery equipment, pollution control systems and other equipment not currently possessed by us;
     - the acquisition or modification of permits applicable to our activities; and
     -  the initiation or modification of clean up activities.

     OTHER

     The Occupational Health and Safety Bureau of the New Mexico
Environment Department has issued safety regulations that could require us to incur additional expenses for security at our retail stores. For a detailed discussion of this matter, see Note 13 to our Consolidated Financial Statements, captioned "Subsequent Events".

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

     As a result of the declining production of crude oil in the Four Corners area in recent years, we have not been able to cost-effectively obtain sufficient amounts of crude oil to operate our Four Corners refineries at full capacity. Crude oil utilization rates for our Four Corners refineries have declined from approximately 67% for 2003 to approximately 60% for the first three months of 2004. Our current projections of Four Corners crude oil production indicate that our crude oil demand will exceed the crude oil supply that is available from local sources for the foreseeable future and that our crude oil capacity utilization rates at our Four Corners refineries will continue to decline. If additional crude oil or other refinery feedstocks become available in the future, we may increase production runs at our Four Corners refineries depending on the demand for finished products and the refining margins attainable. To that end, we continue to assess short-term and long-term options to address the continuing decline in Four Corners crude oil production. The options being considered include:

     - evaluating potentially economic sources of crude oil produced outside the Four Corners area, including ways to reduce raw material transportation costs to our refineries,
     -  evaluating ways to encourage further production in the Four
        Corners area,
     - changes in operation/configuration of equipment at one or both refineries to further the integration of the two refineries, and reduce fixed costs, and
     - with sufficient further decline in raw material supply, the temporary, partial or permanent discontinuance of operations at one or both refineries.

     None of these options, however, may prove to be economically viable. We cannot assure you that the Four Corners crude oil supply for our Ciniza and Bloomfield refineries will continue to be available at all or on acceptable terms for the long term. Because large portions of the refineries' costs are fixed, any significant interruption or decline in the supply of crude oil or other feedstocks would have an adverse effect on our Four Corners refinery operations and on our overall operations.

     We are aware of a number of actions, proposals or industry discussions regarding product pipeline projects that could impact portions of our marketing areas. The completion of some or all of these projects would result in increased competition by increasing the amount of refined products potentially available in our markets, as well as improving competitor access to these areas. It also could result in new opportunities for us, as we are a net purchaser of refined products in some of these areas. We have been informed that the Longhorn Pipeline project that runs from Houston, Texas to El Paso, Texas and connects the Chevron pipeline to the Albuquerque area and to the Kinder-Morgan pipeline to the Phoenix and Tucson, Arizona markets will begin filling the pipeline in May 2004 and has a planned starting date of June 2004. In view of past postponements of previously announced start-up dates, we do not know if the Longhorn Pipeline will begin operation in June 2004 or at all.

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

     FORWARD-LOOKING STATEMENTS

     This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934. These statements are included throughout this report, including in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements relate to projections of capital expenditures and other financial items. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, acquisitions, dispositions, margins, profitability, liquidity and capital resources. We have used the words "believe," "expect," "anticipate," "estimate," "could," "plan," "intend," "may," "project," "predict," "will" and similar terms and phrases to identify forward-looking statements in this report.

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

     Actual results and trends in the future may differ materially depending on a variety of important factors. These important factors include the following:

     - the availability of crude oil and the adequacy and costs of raw material supplies generally;

     -  our ability to negotiate new crude oil supply contracts;

     - the risk that our long-term crude oil supply agreement with Statoil will not supply a significant portion of the crude oil needs of our Yorktown refinery over the term of the agreement, and will not reduce our crude oil costs, improve our high-value product output, contribute significantly to higher earnings, improve our competitiveness, or reduce the impact of crude oil markets' pricing volatility;

     - our ability to successfully manage the liabilities, including environmental liabilities that we assumed in the Yorktown acquisition;

     -  our ability to obtain anticipated levels of indemnification;

     - competitive pressures from existing competitors and new entrants, including the potential effects of various pipeline projects and various actions that have been undertaken to increase the supply of refined products to El Paso, Texas;

     - volatility in the difference, or spread, between market prices for refined products and crude oil and other feedstocks;

     - the risk that our operations will not remain competitive and realize acceptable sales volumes and margins in those markets where they currently do so;

     - our ability to adequately control operating expenses, including the cost to comply with the Sarbanes-Oxley Act, and non-essential capital expenditures;

     - the risk of increased costs resulting from employee matters, including unionization efforts and increased employee benefit costs;

     - state, federal or tribal legislation or regulation, or findings by a regulator with respect to existing operations, including the impact of government-mandated specifications for gasoline and diesel fuel on our operations;

     -  unplanned or extended shutdowns in refinery operations;

     - the risk that we will not be able to repair and start-up the alkylation unit at the Ciniza refinery before the end of June.

     - the risk that we will not remain in compliance with covenants, and other terms and conditions, contained in our notes, credit facility and loan facility;

     - the risk that we will not be able to post satisfactory letters of credit;

     - general economic factors affecting our operations, markets, products, services and prices;

     -  unexpected environmental remediation costs;

     - weather conditions affecting our operations or the areas in which our products are refined or marketed;

     - the risk we will be found to have substantial liability in connection with existing or pending litigation;

     - the occurrence of events that cause losses for which we are not fully insured; and

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

     (b)  Change in Internal Control Over Financial Reporting

          During the first quarter of 2004, Deloitte & Touche informed us that they had identified two reportable conditions in the design of our internal controls. The conditions, which were not material weaknesses, were related to our corporate accounting review process and our information systems.

          In respect to our corporate accounting review processes, certain analyses are prepared outside of our corporate accounting department, and are provided to our corporate accounting department as the basis for significant accounting adjustments or account balances. Certain audit adjustments were necessary to correctly state accounts related to vacation pay and loan fee amortization. Other analyses required extensive review of amounts recorded. We have implemented and continue to implement corrective actions and organizational changes to correct this condition.

          With regard to our information systems, we have been advised to improve our general computer controls related to program changes and access security. In addition, we have been advised to prepare and implement a plan to replace our VAX processing platform, which processes invoicing, crude leasing accounting, drivers' payroll and tank inventory because it is no longer supported by the vendor and poses processing continuity risks. We believe we have mitigating controls and procedures in place, have implemented password policies and have plans for the remediation of VAX issues on a short-term basis. In addition, we expect to implement a new processing platform.

           We do not yet know whether the mitigating controls and procedures and the corrective actions and organizational changes will be adequate.

                                PART II

                           OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are a party to ordinary routine litigation incidental to our business. We also incorporate by reference the information regarding contingencies in Notes 12 and 13 to the Consolidated Financial Statements set forth in Part I, Item 1, and the discussion of certain contingencies contained in Part I, Item 2, under the heading "Liquidity and Capital Resources - Other."


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     On April 13, 2004, we made an offer to purchase for cash all $150,000,000 aggregate principal amount outstanding of our 9% senior subordinated notes due 2007 (the "9% notes"). The offer included a consent solicitation for amendments to the indenture governing the notes. In the consent solicitation, we asked the holders of the notes to consent to proposed amendments to the indenture governing the notes to eliminate substantially all of the restrictive covenants in the indenture. The consent solicitation expired on April 26, 2004, and on that date we had received sufficient consents to make the proposed amendments. As a result, on April 26, 2004, we executed a supplemental indenture implementing the proposed amendments. The amendments became operative on May 3, 2004, when we repurchased the notes tendered through that date and paid the consideration for the consents.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our annual meeting of stockholders was held on April 29, 2004. Proxies for the meeting were solicited under Regulation 14A. There were no matters submitted to a vote of security holders other than the election of two directors and approval of auditors as specified in our Proxy
Statement. There was no solicitation in opposition to management's nominees to the Board of Directors.

     Larry L. DeRoin was elected as a director of the Company. The vote was as follows:

Shares Voted "For"   Shares Voted "Withholding"
------------------   --------------------------
    7,333,786                215,884

     Richard T. Kalen, Jr. was elected as a director of the Company. The vote was as follows:

Shares Voted "For"   Shares Voted "Withholding"
------------------   --------------------------
    7,171,949                377,721

     Deloitte & Touche LLP was ratified as independent auditors for the Company for the year ending December 31, 2004. The vote was as follows:

Shares Voted "For"     Shares Voted "Against"   Shares Voted "Abstaining"
------------------     ----------------------   -------------------------
    7,079,378                 17,838                    452,454

     In addition to the two directors elected above, other members of our Board of Directors include Fred L. Holliger, Chairman, Anthony J.
Bernitsky, Brooks J. Klimley, George M. Rapport and Donald M. Wilkinson.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      4.1 Supplemental Indenture to Indenture dated as of August 26, 1997 for $150,000,000 9% Senior Subordinated Notes due 2007, dated as of February 10, 1998, between DeGuelle Oil Company, as additional Subsidiary Guarantor, and The Bank of New York, as Trustee. Incorporated by reference to Exhibit 4.4 to Amendment No. 3 to the Company's Registration Statement on Form S-3 under the Securities Act of 1933 as filed April 23, 2004, File No. 333-113590.

      4.2 Supplemental Indenture to Indenture dated as of August 26, 1997 for $150,000,000 9% Senior Subordinated Notes due 2007, dated as of December 1, 2000, between Giant Pipeline Company, as additional Subsidiary Guarantor, and The Bank of New York, as Trustee. Incorporated by reference to Exhibit 4.5 to Amendment No. 3 to the Company's Registration Statement on Form S-3 under the Securities Act of 1933 as filed April 23, 2004, File No. 333-113590.

      4.3 Supplemental Indenture, dated as of April 2, 2002, among Giant Industries, Inc., the Subsidiary Guarantors and The Bank of New York relating to the 9% Senior Subordinated Notes due 2007. Incorporated by reference to Exhibit 4.6 to Amendment No. 3 to the Company's Registration Statement on Form S-3 under the Securities Act of 1933 as filed April 23, 2004, File No. 333-113590.

      4.4 Supplemental Indenture to Indenture dated as of August 26, 1997 for $150,000,000 9% Senior Subordinated Notes due 2007, dated as of May 10, 2002, among Giant Yorktown, Inc. and Giant Yorktown Holding Company, as additional Subsidiary Guarantors, and The Bank of New York, as Trustee. Incorporated by reference to Exhibit 4.7 to Amendment No. 3 to the Company's Registration Statement on Form S-3 under the Securities Act of 1933 as filed April 23, 2004, File No. 333-113590.

      4.5 Supplemental Indenture dated as of April 26, 2004, among Giant Industries, Inc., the Subsidiary Guarantors listed as signatories thereto, and the Bank of New York, as Trustee. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, dated April 28, 2004, File No. 1-10398.

      4.6* Indenture, dated as of May 3, 2004, among Giant, as Issuer, the Subsidiary Guarantors, as guarantors, and The Bank of New York, as Trustee, Providing for Issuance of Notes in Series.

      4.7* Supplemental Indenture, dated as of May 3, 2004, among Giant, as Issuer, the Subsidiary Guarantors, as guarantors, and The Bank of New York, as Trustee, relating to $150,000,000 of 8% Senior Subordinated Notes due 2014.

     31.1*  Certification of Principal Executive Officer Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2*  Certification of Principal Financial Officer Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1* Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2* Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *Filed herewith.

(b)  Reports on Form 8-K: We filed the following reports on Form
     8-K during the quarter for which this report is being filed and subsequently:

     (i) On February 9, 2004, we filed a Form 8-K dated February 9, 2004, containing a press release announcing the signing of a crude oil supply agreement with Statoil Marketing and Trading
           (USA), Inc.

     (ii) On March 8, 2004, we filed a Form 8-K dated March 8, 2004, containing a press release detailing our earnings for the three and twelve months ended December 31, 2003.

     (iii) On March 15, 2004, we filed a Form 8-K dated March 15, 2004, containing a press release announcing the filing of a Form S-3 universal shelf registration with the Securities and Exchange Commission.

     (iv) On April 8, 2004, we filed a Form 8-K dated April 8, 2004, containing a press release announcing that a fire had occurred at our Ciniza refinery.

     (v) On April 29, 2004, we filed a Form 8-K dated April 29, 2004, containing (1) a supplemental indenture to our $150,000,000 senior subordinated notes due 2007, (2) a press release about our tender offer and consent solicitation, (3) a press release about the pricing of our common stock offering, and (4) a press release about the pricing of our offering of 8% senior subordinated notes due 2014.

     (vi) On May 13, 2004, we filed a Form 8-K dated May 13, 2004, containing a press release detailing our earnings for the three months ended March 31, 2004.

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 2004 to be signed on its behalf by the undersigned thereunto duly authorized.

                         GIANT INDUSTRIES, INC.


                         /s/ MARK B. COX
                         ---------------------------------------------
                         Mark B. Cox, Vice President, Treasurer, Chief Financial Officer and Assistant Secretary, on behalf of the Registrant and as the Registrant's Principal Financial Officer

Date: May 14, 2004




































                                     58
54