Form 10-Q
period 2004-06-30
GIANT INDUSTRIES INC
filed 2004-08-12
CIK 856465

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2004

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

                              Yes [ ]    No [X]

Number of Common Shares outstanding at July 30, 2004: 12,182,901 shares.

                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                     INDEX


PART I  - FINANCIAL INFORMATION.......................................   1

Item 1  - Financial Statements........................................   1

          Condensed Consolidated Balance Sheets June 30, 2004
          and December 31, 2003 (Unaudited)...........................   1

          Condensed Consolidated Statements of Earnings for the Three
          And Six Months Ended June 30, 2004 and 2003 (Unaudited).....   2

          Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 2004 and 2003 (Unaudited).............   3

          Notes to Condensed Consolidated Financial Statements
          (Unaudited).................................................. 4-40

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations............... 41-60

Item 3  - Quantitative and Qualitative Disclosures
          About Market Risk...........................................  60

Item 4  - Controls and Procedures.....................................  61

PART II - OTHER INFORMATION...........................................  62

Item 1  - Legal Proceedings...........................................  62

Item 2  - Changes in Securities, Use of Proceeds and
          Issuer Purchases of Equity Securities.......................  62

Item 4  - Submission Of Matters To A Vote Of Security Holders.........  62

Item 6  - Exhibits and Reports on Form 8-K............................  63

SIGNATURE.............................................................  65

                                           PART I
                                   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
                     (In thousands, except shares and per share data)

                                                               June 30,       December 31,
                                                                 2004             2003
                                                              ---------       ------------
ASSETS
Current assets:
  Cash and cash equivalents.............................      $  21,376        $  27,263
  Receivables, net......................................        112,794           82,788
  Inventories...........................................        117,807          133,726
  Prepaid expenses and other............................          4,529            8,030
                                                              ---------        ---------
    Total current assets................................        256,506          251,807
                                                              ---------        ---------
Property, plant and equipment...........................        640,055          632,483
Less accumulated depreciation and amortization..........       (248,805)        (236,441)
                                                              ---------        ---------
                                                                391,250          396,042
                                                              ---------        ---------
Goodwill................................................         35,863           24,578
Assets held for sale....................................          1,357            2,223
Other assets............................................         24,445           25,004
                                                              ---------        ---------
                                                              $ 709,421        $ 699,654
                                                              =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.....................      $  17,558        $  11,128
  Accounts payable......................................         81,513           86,651
  Accrued expenses......................................         53,636           56,629
                                                              ---------        ---------
    Total current liabilities...........................        152,707          154,408
                                                              ---------        ---------
Long-term debt, net of current portion..................        292,507          355,601
Deferred income taxes...................................         31,447           28,039
Other liabilities and deferred income...................         25,242           22,170
Commitments and contingencies
Stockholders' equity:
  Common stock, par value $.01 per share,
    50,000,000 shares authorized, 15,934,881 and
    12,537,535 shares issued............................            159              126
  Additional paid-in capital............................        133,203           74,660
  Retained earnings.....................................        110,610          101,104
                                                              ---------        ---------
                                                                243,972          175,890
  Less common stock in treasury - at cost,
    3,751,980 shares....................................        (36,454)         (36,454)
                                                              ---------        ---------
    Total stockholders' equity..........................        207,518          139,436
                                                              ---------        ---------
                                                              $ 709,421        $ 699,654
                                                              =========        =========

See accompanying notes to condensed consolidated financial statements.

                                             1

                           GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                         (Unaudited)
                            (In thousands, except per share data)

                                                       Three Months Ended      Six Months Ended
                                                            June 30,               June 30,
                                                     ---------------------   ---------------------
                                                        2004        2003        2004        2003
                                                     ---------   ---------   ---------   ---------
Net revenues......................................   $ 654,300   $ 408,852 $ 1,195,312   $ 889,465
Cost of products sold.............................     557,536     338,792   1,018,448     748,340
                                                     ---------   ---------   ---------   ---------
Gross margin......................................      96,764      70,060     176,864     141,125
Operating expenses................................      43,596      41,258      87,845      80,380
Depreciation and amortization.....................       9,247       9,398      18,371      18,491
Selling, general and administrative expenses......      10,052       7,271      18,252      14,295
Net loss (gain) on disposal/write-down of assets..          79        (187)         93         218
                                                     ---------   ---------   ---------   ---------
Operating income..................................      33,790      12,320      52,303      27,741
Interest expense..................................      (8,688)     (9,865)    (18,049)    (20,024)
Costs associated with early debt extinguishment...     (10,875)          -     (10,875)          -
Amortization/write-off of financing costs.........      (5,857)     (1,197)     (6,815)     (2,388)
Interest and investment income....................          42          59          81          83
                                                     ---------   ---------   ---------   ---------
Earnings from continuing operations
  before income taxes.............................       8,412       1,317      16,645       5,412
Provision for income taxes........................       3,112         545       6,767       2,238
                                                     ---------   ---------   ---------   ---------
Earnings from continuing operations
  before discontinued operations and
    cumulative effect of change
    in accounting principle.......................       5,300         772       9,878       3,174

Loss from discontinued operations, net of income
  tax benefit of $191, $217, $229 and $265........        (312)       (325)       (372)       (396)

Cumulative effect of change in accounting
  principle, net of income tax benefit of $468....           -           -           -        (704)
                                                     ---------   ---------   ---------   ---------
Net earnings......................................   $   4,988   $     447   $   9,506   $   2,074
                                                     =========   =========   =========   =========
Net earnings (loss) per common share:
  Basic
    Continuing operations.........................   $    0.48   $    0.09   $    1.00   $    0.37
    Discontinued operations.......................       (0.03)      (0.04)      (0.04)      (0.05)
    Cumulative effect of change
      in accounting principle.....................           -           -           -       (0.08)
                                                     ---------   ---------   ---------   ---------
                                                     $    0.45   $    0.05   $    0.96   $    0.24
                                                     =========   =========   =========   =========
  Assuming dilution
    Continuing operations.........................   $    0.47   $    0.09   $    0.97   $    0.36
    Discontinued operations.......................       (0.03)      (0.04)      (0.04)      (0.04)
    Cumulative effect of change
      in accounting principle.....................           -           -           -       (0.08)
                                                     ---------   ---------   ---------   ---------
                                                     $    0.44   $    0.05   $    0.93   $    0.24
                                                     =========   =========   =========   =========

See accompanying notes to condensed consolidated financial statements.

                                             2

                             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                         (In thousands)
                                                                     Six Months Ended
                                                                          June 30,
                                                                 -------------------------
                                                                    2004            2003
                                                                 ---------       ---------

Cash flows from operating activities:
  Net earnings..............................................     $   9,506       $   2,074
  Loss from discontinued operations.........................           372             396
  Cumulative effect of change in accounting principle, net..             -             704
                                                                 ---------       ---------
  Net earnings from continuing operations...................         9,878       $   3,174

Adjustments to reconcile net earnings from continuing
    operations to net cash provided by operating activities:
      Depreciation and amortization.........................        18,371          18,491
      Amortization/write-off of financing costs.............         6,815           2,388
      Deferred income taxes.................................         3,981           2,042
      Deferred crude oil purchase discounts.................         1,936               -
      Net loss on the disposal/write-down of assets.........            93             218
      Changes in operating assets and liabilities
       (Increase) decrease in receivables...................       (27,857)            433
        Decrease (increase) in inventories..................        15,797         (12,702)
        Decrease in prepaid expenses........................         3,168           2,839
       (Decrease) increase in accounts payable..............        (5,138)          7,773
       (Decrease) increase in accrued expenses..............        (2,364)          2,541
       (Increase) in other assets...........................          (824)           (229)
        Increase in other liabilities.......................         2,681             951
                                                                 ---------       ---------
Net cash provided by operating activities...................        26,537          27,919
                                                                 ---------       ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment.................       (21,849)        (10,150)
  Proceeds from assets held for sale and
    discontinued operations.................................           937             289
  Yorktown refinery acquisition contingent payment..........       (11,695)         (5,475)
  Proceeds from sale of property, plant and equipment
    and other assets........................................         5,929           9,347
                                                                 ---------       ---------
Net cash used in investing activities.......................       (26,678)         (5,989)
                                                                 ---------       ---------
Cash flows from financing activities:
  Payments of long-term debt................................      (205,631)         (6,276)
  Payments on line of credit................................             -         (65,000)
  Proceeds from line of credit..............................             -          50,000
  Proceeds from issuance of long-term debt..................       147,467               -
  Net proceeds from issuance of common stock................        57,374               -
  Proceeds from exercise of stock options...................           303               -
  Deferred financing costs..................................        (5,259)            (50)
                                                                 ---------       ---------
Net cash used in financing activities.......................        (5,746)        (21,326)
                                                                 ---------       ---------
Net (decrease) increase in cash and cash equivalents........        (5,887)            604
  Cash and cash equivalents:
    Beginning of period.....................................        27,263          10,168
                                                                 ---------       ---------
    End of period...........................................     $  21,376       $  10,772
                                                                 =========       =========

Significant Noncash Investing and Financing Activities: On February 25, 2004, we contributed 49,046 newly issued shares of our common stock, valued at $900,000, to our 401(k) plan as a discretionary contribution for the year 2003. On January 1, 2003, in accordance with Statement of Financial Accounting Standards No. 143,
"Accounting for Asset Retirement Obligations," we recorded an asset retirement obligation of $2,198,000, asset retirement assets of $1,580,000 and related accumulated depreciation of $674,000. We also reversed a previously recorded asset retirement obligation for $120,000, and recorded a cumulative effect adjustment of $1,172,000
($704,000 net of taxes). See Note 4 for further information.

See accompanying notes to condensed consolidated financial statements.

                                             3

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

     Giant Industries, Inc., through our subsidiary Giant Industries Arizona, Inc. and its subsidiaries, refines and sells petroleum products. Our operations are located:

     - on the East Coast - primarily in Virginia, Maryland, and North Carolina; and
     - in the Southwest - primarily in New Mexico, Arizona, and Colorado, with a concentration in the Four Corners area where these states meet.

     In addition, our Phoenix Fuel Co., Inc. subsidiary distributes commercial wholesale petroleum products primarily in Arizona.

     We have three business units:

     -  our refining group;
     -  our retail group; and
     -  Phoenix Fuel.

     See Note 3 for a further discussion of our business segments.

Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, hereafter referred to as generally accepted accounting principles, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included. These adjustments and reclassifications are of a normal recurring nature, with the exception of the cumulative effect of a change in accounting for asset retirement obligations (see Note 4), discontinued operations (see Note 6), and costs and write-offs related to early debt extinguishment (see Note 11). Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     We have made certain reclassifications to our 2003 financial statements and notes to conform to the financial statement classifications used in the current year. These reclassifications relate primarily to discontinued operations reporting. These reclassifications had no effect on reported earnings or stockholders' equity.

NOTE 2 - STOCK-BASED EMPLOYEE COMPENSATION:

     We have a stock-based employee compensation plan that is more fully described in Note 18 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. We account for this plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. We use the intrinsic value method to account for stock-based employee compensation. The following table illustrates the effect on net earnings and net earnings per share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                   ------------------    ------------------
                                     2004       2003       2004       2003
                                   -------    -------    -------    -------
                                     (In thousands, except per share data)
Net earnings, as reported.......   $ 4,988    $   447    $ 9,506    $ 2,074
Add: Stock-based employee
  compensation expense included
  in reported net income, net
  of related tax effect.........         -          -          -          -
Deduct: Total stock-based
  employee compensation
  expense determined under the
  fair value based method for
  all awards, net of related
  tax effect....................       (40)       (55)       (99)       (94)
                                   -------    -------    -------    -------
Pro forma net earnings..........   $ 4,948    $   392    $ 9,407    $ 1,980
                                   =======    =======    =======    =======

Net earnings per share:
  Basic - as reported...........   $  0.45    $  0.05    $  0.96    $  0.24
                                   =======    =======    =======    =======
  Basic - pro forma.............   $  0.45    $  0.04    $  0.95    $  0.23
                                   =======    =======    =======    =======
  Diluted - as reported.........   $  0.44    $  0.05    $  0.93    $  0.24
                                   =======    =======    =======    =======
  Diluted - pro forma...........   $  0.44    $  0.04    $  0.92    $  0.23
                                   =======    =======    =======    =======

NOTE 3 - BUSINESS SEGMENTS:

     We are organized into three operating segments based on manufacturing and marketing criteria. These segments are the refining group, the retail group and Phoenix Fuel. Our operations that are not included in any of the three segments are included in the category "Other" and are then allocated to the business segments. These operations consist primarily of corporate staff operations.

     Beginning in the second quarter of 2004, operating income for our segments includes an allocation of corporate overhead. We have also allocated interest expense to these segments. We have reclassified prior period segment information for comparative purposes.

     Operating income before corporate allocation for each segment consists of net revenues less cost of products sold, operating expenses, depreciation and amortization, and the segment's selling, general and administrative expenses. Cost of products sold reflects current costs adjusted, where appropriate, for the last-in, first-out ("LIFO") inventory method and lower of cost or market inventory adjustments.

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

RETAIL GROUP

     Our retail group operates service stations, which include convenience stores or kiosks. Our service stations sell various grades of gasoline, diesel fuel, general merchandise, including tobacco and alcoholic and nonalcoholic beverages, and food products to the general public. Our refining group or Phoenix Fuel supplies the gasoline and diesel fuel our retail group sells. We purchase general merchandise and food products from various suppliers. At June 30, 2004, we operated 125 service stations with convenience stores or kiosks.
                                     6

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

     Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three months ended June 30, 2004 and 2003, are presented below.

                                                   As of and for the Three Months Ended June 30, 2004
                                            ----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            ----------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $103,724
    Yorktown operations..................    279,622
                                            --------
    Total................................   $383,346  $ 61,346  $154,855  $      -   $       -    $  599,547
  Merchandise and lubricants.............          -    34,541     8,261         -           -        42,802
  Other..................................      7,811     3,785       527        53           -        12,176
                                            --------  --------  --------  --------   ---------    ----------
    Total................................    391,157    99,672   163,643        53           -    $  654,525
                                            --------  --------  --------  --------   ---------    ----------
Intersegment net revenues:
  Finished products......................     47,704         -    18,766         -     (66,470)            -
  Other..................................      3,729         -         -         -      (3,729)            -
                                            --------  --------  --------  --------   ---------    ----------
    Total................................     51,433         -    18,766         -     (70,199)            -
                                            --------  --------  --------  --------   ---------    ----------
Total net revenues.......................    442,590    99,672   182,409        53     (70,199)      654,525
Less net revenues of discontinued
  operations.............................          -      (225)        -         -           -          (225)
                                            --------  --------  --------  --------   ---------    ----------
Net revenues of continuing operations....   $442,590  $ 99,447  $182,409  $     53   $ (70,199)   $  654,300
                                            ========  ========  ========  ========   =========    ==========
Operating income (loss):
  Four Corners operations................   $ 13,704
  Yorktown operations....................     21,811
                                            --------
Total operating income (loss) before.....
   corporate allocation..................   $ 35,515  $  2,614  $  2,963  $ (7,256)  $    (549)   $   33,287
Corporate allocation.....................     (3,717)   (2,152)     (654)    6,523           -             -
                                            --------  --------  --------  --------   ---------    ----------
Total operating income (loss) after......
   corporate allocation..................   $ 31,798  $    462  $  2,309  $   (733)  $    (549)   $   33,287
Discontinued operations loss/(gain)......          -        33         -         -         470           503
                                            --------  --------  --------  --------   ---------    ----------
Operating income (loss)
  from continuing operations.............     31,798       495     2,309      (733)        (79)       33,790
Interest expense.........................     (4,692)   (2,867)     (869)     (260)          -        (8,688)
                                            --------  --------  --------  --------   ---------    ----------
Operating income from continuing
  operations less interest expense.......   $ 27,106  $ (2,372) $  1,440  $   (993)  $     (79)       25,102
                                            ========  ========  ========  ========   =========
Costs associated with early debt
  extinguishment.........................                                                            (10,875)
Amortization and write-offs of financing.
  costs..................................                                                             (5,857)
Interest income..........................                                                                 42
                                                                                                  ----------
Earnings from continuing operations
  before income taxes....................                                                         $    8,412
                                                                                                  ==========
Depreciation and amortization:
  Four Corners operations................   $  4,096
  Yorktown operations....................      2,266
                                            --------
    Total................................   $  6,362  $  2,269  $    409  $    214   $       -    $    9,254
    Less discontinued operations.........          -        (7)        -         -           -            (7)
                                            --------  --------  --------  --------   ---------    ----------
    Continuing operations................   $  6,362  $  2,262  $    409  $    214   $       -    $    9,247
                                            ========  ========  ========  ========   =========    ==========
Total assets.............................   $482,863  $111,247  $ 79,404  $ 35,907   $       -    $  709,421
Capital expenditures.....................   $ 17,618  $    438  $    465  $    115   $       -    $   18,636
Yorktown refinery acquisition
  contingent payment.....................   $  7,646  $      -  $      -  $      -   $       -    $    7,646



                                                   As of and for the Three Months Ended June 30, 2003
                                            ----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            ----------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $ 68,091
    Yorktown operations..................    154,880
                                            --------
    Total................................   $222,971  $ 52,638  $ 91,588  $      -   $       -    $  367,197
  Merchandise and lubricants.............          -    34,570     6,707         -           -        41,277
  Other..................................      5,126     3,893       378       145           -         9,542
                                            --------  --------  --------  --------   ---------    ----------
    Total................................    228,097    91,101    98,673       145           -       418,016
                                            --------  --------  --------  --------   ---------    ----------
Intersegment net revenues:
  Finished products......................     40,891         -    11,419         -     (52,310)            -
  Other..................................      4,186         -         -         -      (4,186)            -
                                            --------  --------  --------  --------   ---------    ----------
    Total................................     45,077         -    11,419         -     (56,496)            -
                                            --------  --------  --------  --------   ---------    ----------
Total net revenues.......................    273,174    91,101   110,092       145     (56,496)      418,016
Less net revenues of discontinued
  operations.............................          -    (9,164)        -         -           -        (9,164)
                                            --------  --------  --------  --------   ---------    ----------
Net revenues of continuing operations....   $273,174  $ 81,937  $110,092  $    145   $ (56,496)   $  408,852
                                            ========  ========  ========  ========   =========    ==========
Operating income (loss):
  Four Corners operations................   $ 12,715
  Yorktown operations....................     (2,847)
                                            --------
Total operating income (loss) before.....
   Corporate allocations.................   $  9,868  $  4,834  $  2,284  $ (5,033)  $    (175)   $   11,778
Corporate allocation.....................     (2,626)   (1,521)     (462)    4,609           -             -
                                            --------  --------  --------  --------   ---------    ----------
Total operating income (loss) after......
   Corporate allocations.................   $  7,242  $  3,313  $  1,822  $   (424)  $    (175)   $   11,778
Discontinued operations loss.............          -       180         -         -         362           542
                                            --------  --------  --------  --------   ---------    ----------
Operating income (loss)
  from continuing operations.............      7,242     3,493     1,822      (424)        187        12,320
Interest expense.........................     (5,327)   (3,255)     (987)     (296)          -        (9,865)
                                            --------  --------  --------  --------   ---------    ----------
Operating income from continuing
  operations less interest expense.......   $  1,915  $    238  $    835  $   (720)  $     187         2,455
                                            ========  ========  ========  ========   =========
Amortization of financing costs..........                                                             (1,197)
Interest income..........................                                                                 59
                                                                                                  ----------
Earnings from continuing operations
  before income taxes....................                                                         $    1,317
                                                                                                  ==========
Depreciation and amortization:
  Four Corners operations................   $  3,978
  Yorktown operations....................      2,080
                                            --------
    Total................................   $  6,058  $  2,781  $    446  $    313   $       -    $    9,598
    Less discontinued operations.........          -      (200)        -         -           -          (200)
                                            --------  --------  --------  --------   ---------    ----------
    Continuing operations................   $  6,058  $  2,581  $    446  $    313   $       -    $    9,398
                                            ========  ========  ========  ========   =========    ==========
Total assets.............................   $452,207  $117,914  $ 65,076  $ 62,817   $       -    $  698,014
Capital expenditures.....................   $  4,574  $    120  $    129  $     55   $       -    $    4,878
Yorktown refinery acquisition
  contingent payment.....................   $  1,489  $      -  $      -  $      -   $       -    $    1,489

     Disclosures regarding our reportable segments with reconciliations to consolidated totals for the six months ended June 30, 2004 and 2003, are presented below.

                                                    As of and for the Six Months Ended June 30, 2004
                                            ----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            ----------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $189,752
    Yorktown operations..................    507,269
                                            --------
    Total................................   $697,021  $109,175  $277,718  $      -   $       -    $1,083,914
  Merchandise and lubricants.............          -    65,385    15,597         -           -        80,982
  Other..................................     22,338     7,631       924       332           -        31,225
                                            --------  --------  --------  --------   ---------    ----------
    Total................................    719,359   182,191   294,239       332           -     1,196,121
                                            --------  --------  --------  --------   ---------    ----------
Intersegment net revenues:
  Finished products......................    103,661         -    31,062         -    (134,723)            -
  Other..................................      7,766         -         -         -      (7,766)            -
                                            --------  --------  --------  --------   ---------    ----------
    Total................................    111,427         -    31,062         -    (142,489)            -
                                            --------  --------  --------  --------   ---------    ----------
Total net revenues.......................    830,786   182,191   325,301       332    (142,489)    1,196,121
Less net revenues of discontinued
  operations.............................          -      (809)        -         -           -          (809)
                                            --------  --------  --------  --------   ---------    ----------
Net revenues of continuing operations....   $830,786  $181,382  $325,301  $    332   $(142,489)   $1,195,312
                                            ========  ========  ========  ========   =========    ==========
Operating income (loss):
  Four Corners operations................   $ 19,864
  Yorktown operations....................     36,246
                                            --------
Total operating income (loss) before.....
   Corporate allocations.................   $ 56,110  $  3,601  $  5,076  $(12,522)  $    (563)   $   51,702
Corporate allocation.....................     (6,540)   (3,786)   (1,150)   11,476           -             -
                                            --------  --------  --------  --------   ---------    ----------
Total operating income (loss) after......
   Corporate allocations.................   $ 49,570  $   (185) $  3,926  $ (1,046)  $    (563)   $   51,702

Discontinued operations (gain)/loss......          -       131         -         -         470           601
                                            --------  --------  --------  --------   ---------    ----------
Operating income (loss)
  from continuing operations.............     49,570       (54)    3,926    (1,046)        (93)       52,303
Interest expense.........................     (9,746)   (5,956)   (1,805)     (542)          -       (18,049)
                                            --------  --------  --------  --------   ---------    ----------
Operating income from continuing
  operations less interest expense.......   $ 39,824  $ (6,010) $  2,121  $ (1,588)  $     (93)       34,254
                                            ========  ========  ========  ========   =========
Costs associated with early debt
  extinguishment.........................                                                            (10,875)
Amortization and write-offs of financing.
 costs...................................                                                             (6,815)
Interest income..........................                                                                 81
                                                                                                  ----------
Earnings from continuing operations
  before income taxes....................                                                         $   16,645
                                                                                                  ==========
Depreciation and amortization:
  Four Corners operations................   $  8,074
  Yorktown operations....................      4,392
                                            --------
    Total................................   $ 12,466  $  4,673  $    824  $    436   $       -    $   18,399
    Less discontinued operations.........          -       (28)        -         -           -           (28)
                                            --------  --------  --------  --------   ---------    ----------
    Continuing operations................   $ 12,466  $  4,645  $    824  $    436   $       -    $   18,371
                                            ========  ========  ========  ========   =========    ==========
Total assets................................$482,863  $111,247  $ 79,404  $ 35,907   $       -    $  709,421
Capital expenditures.....................   $ 20,234  $    696  $    793  $    126   $       -    $   21,849
Yorktown refinery acquisition
  contingent payment.....................   $ 11,695  $      -  $      -  $      -   $       -    $   11,695

                                                    As of and for the Six Months Ended June 30, 2003
                                            ----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            ----------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $146,642
    Yorktown operations..................    362,947
                                            --------
    Total................................   $509,589  $104,569  $194,223  $      -   $       -    $  808,381
  Merchandise and lubricants.............          -    65,504    12,717         -           -        78,221
  Other..................................     15,088     7,928       988       210           -        24,214
                                            --------  --------  --------  --------   ---------    ----------
    Total................................    524,677   178,001   207,928       210           -       910,816
                                            --------  --------  --------  --------   ---------    ----------
Intersegment net revenues:
  Finished products......................     86,903         -    24,052         -    (110,955)            -
  Other..................................      8,207         -         -         -      (8,207)            -
                                            --------  --------  --------  --------   ---------    ----------
    Total................................     95,110         -    24,052         -    (119,162)            -
                                            --------  --------  --------  --------   ---------    ----------
Total net revenues.......................    619,787   178,001   231,980       210    (119,162)      910,816
Less net revenues of discontinued
  operations.............................          -   (21,351)        -         -           -       (21,351)
                                            --------  --------  --------  --------   ---------    ----------
Net revenues of continuing operations....   $619,787  $156,650  $231,980  $    210   $(119,162)   $  889,465
                                            ========  ========  ========  ========   =========    ==========
Operating income (loss):
  Four Corners operations................   $ 22,218
  Yorktown operations....................      5,511
                                            --------
Total operating income (loss) before.....
   Corporate allocations.................   $ 27,729  $  5,871  $  3,890  $ (9,957)  $    (452)   $   27,081
Corporate allocation.....................     (5,172)   (2,995)     (910)    9,077           -             -
                                            --------  --------  --------  --------   ---------    ----------
Total operating income (loss) after......
   Corporate allocations.................   $ 22,557  $  2,876  $  2,980  $   (880)  $    (452)   $   27,081
Discontinued operations (gain)/loss......          -       426         -         -         234           660
                                            --------  --------  --------  --------   ---------    ----------
Operating income (loss)
  from continuing operations.............     22,557     3,302     2,980      (880)       (218)       27,741
Interest expense.........................    (10,813)   (6,608)   (2,002)     (601)          -       (20,024)
                                            --------  --------  --------  --------   ---------    ----------
Operating income from continuing
  operations less interest expense.......   $ 11,744  $ (3,306) $    978  $ (1,481)  $    (218)        7,717
                                            ========  ========  ========  ========   =========
Amortization of financing costs..........                                                             (2,388)
Interest income..........................                                                                 83
                                                                                                  ----------
Earnings from continuing operations
  before income taxes....................                                                         $    5,412
                                                                                                  ==========
Depreciation and amortization:
  Four Corners operations................   $  7,958
  Yorktown operations....................      3,814
                                            --------
    Total................................   $ 11,772  $  5,610  $    900  $    689   $       -    $   18,971
    Less discontinued operations.........          -      (480)        -         -           -          (480)
                                            --------  --------  --------  --------   ---------    ----------
    Continuing operations................   $ 11,772  $  5,130  $    900  $    689   $       -    $   18,491
                                            ========  ========  ========  ========   =========    ==========
Total assets.............................   $452,207  $117,914  $ 65,076  $ 62,817   $       -    $  698,014
Capital expenditures.....................   $  9,362  $    374  $    333  $     81   $       -    $   10,150
Yorktown refinery acquisition
  contingent payment.....................   $  5,475  $      -  $      -  $      -   $       -    $    5,475

NOTE 4 - ASSET RETIREMENT OBLIGATIONS:

     On January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

     This statement requires that the fair value of a liability for an Asset Retirement Obligation ("ARO") be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated Asset Retirement Cost ("ARC") is capitalized as part of the carrying amount of the long-lived asset. To initially recognize our ARO liability, we capitalized the fair value, calculated as of the date the liability would have been recognized were SFAS No. 143 in effect at that time, of all ARO's that we identified. In accordance with SFAS No. 143, we also recognized the cumulative accretion and accumulated depreciation from the date the liability would have been recognized had the provisions of SFAS No. 143 been in effect, to January 1, 2003, the date we adopted SFAS No. 143. As a result, on January 1, 2003, we recorded an ARO liability of $2,198,000, ARC assets of $1,580,000 and related accumulated depreciation of $674,000. We also reversed a previously recorded asset retirement obligation of $120,000, and recorded a cumulative effect adjustment of $1,172,000 ($704,000 net of taxes). Our legally restricted assets that are set aside for purposes of settling ARO liabilities are less than $800,000. These assets are set aside to fund costs associated with the closure of certain solid waste management facilities.

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

     3. Storage Tanks - we have a legal obligation under applicable law to remove or close in place all underground and aboveground storage tanks, both on owned property and leased property, once they are taken out of service. Under some lease arrangements, we also have committed to restore the leased property to its original condition.

     The following table reconciles the beginning and ending aggregate carrying amount of our ARO's for the six month period ended June 30, 2004 and the year ended December 31, 2003, respectively.

                                            June 30,      December 31,
                                              2004            2003
                                            ---------     ------------
                                                 (In thousands)
Liability beginning of year...........       $2,223          $2,198
Liabilities incurred..................            8               -
Liabilities settled...................          (81)           (146)
Accretion expense.....................          128             171
                                             ------          ------
Liability end of period...............       $2,278          $2,223
                                             ======          ======

NOTE 5 - Goodwill and Other Intangible Assets:

     At June 30, 2004 and December 31, 2003, we had goodwill of
$35,863,000 and $24,578,000, respectively.

     The changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows:

                                         Refining    Retail    Phoenix
                                          Group      Group       Fuel      Total
                                         --------   -------    -------    -------
                                                    (In thousands)
Balance as of January 1, 2004..........  $ 5,379    $ 4,464    $14,735    $24,578
Yorktown refinery acquisition
  contingent consideration(a)..........   11,323          -          -     11,323
Goodwill written off related to
  The sale of certain retail units.....        -        (38)         -        (38)
                                         -------    -------    -------    -------
Balance as of June 30, 2004............  $16,702    $ 4,426    $14,735    $35,863
                                         =======    =======    =======    =======

(a) We paid $11,695,000 in earn-out payments under the earn-out provision of the Yorktown acquisition agreement in the first half of 2004. These earn-out payments are an additional element of cost that represents an excess of purchase price over the amounts assigned to the assets and liabilities assumed. We allocated $11,323,000 of this amount to goodwill and $372,000 to deferred taxes. At June 30, 2004, we have paid approximately $20,549,000 in earn-out payments since the acquisition. We have a maximum payment obligation of $25,000,000.

     A summary of intangible assets that are included in "Other Assets" in the Condensed Consolidated Balance Sheets at June 30, 2004 is presented below:

                                              Gross                        Net
                                            Carrying     Accumulated    Carrying
                                              Value      Amortization     Value
                                            --------     ------------   --------
                                                        (In thousands)
Amortized intangible assets:
  Rights-of-way..........................    $ 3,564       $ 2,627      $   937
  Contracts..............................      1,369         1,049          320
  Licenses and permits...................      1,074           261          813
                                             -------       -------      -------
                                               6,007         3,937        2,070
                                             -------       -------      -------
Unamortized intangible assets:
  Liquor licenses........................      7,416             -        7,416
                                             -------       -------      -------
Total intangible assets..................    $13,423       $ 3,937      $ 9,486
                                             =======       =======      =======

                                   14

     Intangible asset amortization expense for the three and six months ended June 30, 2004 was $95,800 and $205,000, respectively. Intangible asset amortization expense for the three and six months ended June 30, 2003 was $140,900 and $235,000, respectively. Estimated amortization expense for the five succeeding fiscal years is as follows:

                                                (In thousands)
                                                --------------
        2004 remainder..................            $ 192
        2005............................              384
        2006............................              381
        2007............................              238
        2008............................              196
        2009............................              196

NOTE 6 - DISCONTINUED OPERATIONS, ASSET DISPOSALS, AND ASSETS HELD FOR SALE:

     The following table contains information regarding our discontinued operations, all of which are included in our retail group and include some service station/convenience stores in both periods and our travel center in 2003.

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         ------------------   ----------------
                                           2004     2003       2004      2003
                                          ------   ------     ------   -------
                                                      (In thousands)
Net revenues.........................     $  225   $9,164     $  809   $21,351

Net operating loss...................     $  (33)  $ (180)    $ (131)  $  (426)
Gain/(loss) on disposal..............     $  389   $ (286)    $  389   $  (159)
Impairment and other write-downs.....     $ (859)  $  (76)    $ (859)  $   (76)
                                          ------   ------     ------   -------
Loss before income taxes.............     $ (503)  $ (542)    $ (601)  $  (661)
                                          ------   ------     ------   -------
Net income/(loss)....................     $ (312)  $ (325)    $ (372)  $  (396)

Allocated goodwill included in
  gain/(loss) on disposal............     $   38   $   12     $   38   $    62

     Included in "Assets Held for Sale" in the accompanying Condensed Consolidated Balance Sheets are the following categories of assets.

                                              June 30,     December 31,
                                                2004           2003
                                             ---------     ------------
                                                  (In thousands)
Closed retail units.....................      $  946          $1,318
Vacant land.............................         411             905
                                              ------          ------
                                              $1,357          $2,223
                                              ======          ======

     All of these assets are or were being marketed for sale at the direction of management. We expect to dispose of the remaining properties within the next twelve months.

     In the first quarter of 2004, we sold one closed retail unit, and in the first quarter of 2003 we sold two retail units, one of which was closed.

     In the second quarter of 2004, we sold 40 acres of vacant land known as the Jomax property for approximately $5,341,000, net of expenses. In addition, we also sold two operating service station/convenience stores for approximately $812,000, net of expenses. Furthermore, we recorded a loss on impairment of approximately $859,000 on two pieces of vacant land and a retail unit that was classified as held for sale. These properties were sold in July 2004.

NOTE 7 - EARNINGS PER SHARE:

     The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended      Six Months Ended
                                                           June 30,              June 30,
                                                    ---------------------  ---------------------
                                                       2004        2003       2004       2003
                                                    ----------  ---------  ----------  ---------
Numerator                                                          (In thousands)
Earnings from continuing operations..............   $    5,300  $     772  $    9,878  $   3,174
Loss from discontinued operations................         (312)      (325)       (372)      (396)
Cumulative effect of change in
  accounting principle...........................            -          -           -       (704)
                                                    ----------  ---------  ----------  ---------
Net earnings.....................................   $    4,988  $     447  $    9,506  $   2,074
                                                    ==========  =========  ==========  =========

                                                     Three Months Ended      Six Months Ended
                                                           June 30,              June 30,
                                                    ---------------------  ---------------------
                                                       2004        2003       2004       2003
                                                    ----------  ---------  ----------  ---------
Denominator
Basic - weighted average shares outstanding......   10,997,348  8,780,857   9,910,068  8,676,895
Effect of dilutive stock options.................      274,077     80,966     272,378     61,851
                                                    ----------  ---------  ----------  ---------
Diluted - weighted average shares outstanding....   11,271,425  8,861,823  10,182,446  8,738,746
                                                    ==========  =========  ==========  =========

                                                     Three Months Ended      Six Months Ended
                                                           June 30,              June 30,
                                                    ---------------------  ---------------------
                                                       2004        2003       2004       2003
                                                    ----------  ---------  ----------  ---------
Basic Earnings (Loss) Per Share
Earnings from continuing operations..............   $     0.48  $    0.09  $     1.00  $    0.37
Loss from discontinued operations................        (0.03)     (0.04)      (0.04)     (0.05)
Cumulative effect of change in
  accounting principle...........................            -          -           -      (0.08)
                                                    ----------  ---------  ----------  ---------
Net earnings.....................................   $     0.45  $    0.05  $     0.96  $    0.24
                                                    ==========  =========  ==========  =========

                                                     Three Months Ended      Six Months Ended
                                                           June 30,              June 30,
                                                    ---------------------  ---------------------
                                                       2004        2003       2004       2003
                                                    ----------  ---------  ----------  ---------
Diluted Earnings (Loss) Per Share
Earnings from continuing operations..............   $     0.47  $    0.09  $     0.97  $    0.36
Loss from discontinued operations................        (0.03)     (0.04)      (0.04)     (0.04)
Cumulative effect of change in
  accounting principle...........................            -          -           -      (0.08)
                                                    ----------  ---------  ----------  ---------
Net earnings.....................................   $     0.44  $    0.05  $     0.93  $    0.24
                                                    ==========  =========  ==========  =========

     On February 25, 2004, we contributed 49,046 newly issued shares of our common stock to our 401(k) plan as a discretionary contribution for the year 2003.

     On May 3, 2004, we issued 3,000,000 shares of our common stock at a public offering price of $18.50 per share. On May 7, 2004, the underwriters purchased an additional 283,300 shares pursuant to their over-allotment option.

     At June 30, 2004, there were 12,182,901 shares of our common stock outstanding. There were no transactions subsequent to June 30, 2004, that if the transactions had occurred before June 30,2004, would materially change the number of common shares or potential common shares outstanding as of June 30, 2004.

NOTE 8 - INVENTORIES:

     Our inventories consist of the following:

                                            June 30,     December 31,
                                              2004           2003
                                            --------     ------------
                                                 (In thousands)
First-in, first-out ("FIFO") method:
  Crude oil............................     $ 49,592       $ 54,771
  Refined products.....................       78,407         68,622
  Refinery and shop supplies...........       12,056         11,306
  Merchandise..........................        3,213          2,946
Retail method:
  Merchandise..........................       11,076         11,579
                                            --------       --------
    Subtotal...........................      154,344        149,224
Adjustment for LIFO....................      (36,537)       (15,498)
                                            --------       --------
    Total..............................     $117,807       $133,726
                                            ========       ========

     The portion of inventories valued on a LIFO basis totaled $81,731,000 and $89,239,000 at June 30, 2004 and December 31, 2003, respectively. The data in the following paragraph will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at June 30, 2004 and 2003, net earnings and diluted earnings per share would have been higher (lower) as follows:

                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                   ------------------    ------------------
                                     2004       2003       2004       2003
                                   -------    -------    -------    -------
                                     (In thousands, except per share data)
Net earnings....................   $ 5,631    $(8,644)   $12,476    $ 1,788
Diluted earnings per share......   $  0.50    $ (0.98)   $  1.23    $  0.20

     For interim reporting purposes, inventory increments expected to be liquidated by year-end are valued at the most recent acquisition costs, and inventory liquidations expected to be reinstated by year end are excluded for LIFO inventory valuation calculations. The LIFO effects of inventory increments not expected to be liquidated by year-end, and the LIFO effects of inventory liquidations not expected to be reinstated by year-end, are recorded in the period such increments and liquidations occur.

     In the first quarter of 2004, we liquidated certain lower cost refining crude oil LIFO inventory layers, which resulted in an increase in our net earnings and related diluted earnings per share as follows:

                                          Six Months Ended
                                            June 30, 2004
                                          ----------------
                                (In thousands, except per share data)
Net earnings....................              $  538
Diluted earnings per share......              $ 0.05

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

     In the first half of 2003, we entered into various crude oil futures contracts in order to economically hedge crude oil inventories and purchases for the Yorktown refinery operations. For the three and six months ended June 30, 2003, we recognized losses on these contracts of approximately $161,000 and $1,594,000, respectively, in cost of products sold. These transactions did not qualify for hedge accounting in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, and accordingly were marked to market each month. There were no similar transactions in the first half of 2004, and there were no open crude oil futures contracts or other commodity derivative contracts at June 30, 2004.

NOTE 10 - PENSION AND POST-RETIREMENT BENEFITS:

     In December 2003, FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to enhance disclosures of relevant accounting information by providing additional information on plan assets, obligations, cash flows, and net cost. The components of the Net Periodic Benefit Cost are as follows:

                                                             Yorktown
                                                        Cash Balance Plan
                                          -----------------------------------------------
                                            Three Months Ended         Six Months Ended
                                                 June 30,                 June 30,
                                          ----------------------   ----------------------
                                            2004         2003        2004         2003
                                          ---------    ---------   ---------    ---------
Service cost...........................   $ 345,005    $ 287,996   $ 690,010    $ 575,992
Interest cost..........................     134,294      132,739     268,588      265,478
Expected return on plan assets.........     (28,624)      (5,891)    (57,248)     (11,782)
Amortization of prior service costs....           -            -           -            -
Amortization of net (gain)/loss........           -            -           -            -
                                          ---------    ---------   ---------    ---------
Net Periodic Benefit Cost..............   $ 450,675    $ 414,844   $ 901,350    $ 829,688
                                          =========    =========   =========    =========

                                                             Yorktown
                                                       Retiree Medical Plan
                                          -----------------------------------------------
                                            Three Months Ended         Six Months Ended
                                                 June 30,                 June 30,
                                          ----------------------   ----------------------
                                            2004         2003        2004         2003
                                          ---------    ---------   ---------    ---------
Service cost...........................   $  51,893    $  48,095   $ 103,786    $  96,190
Interest cost..........................      48,673       44,403      97,346       88,806
Expected return on plan assets.........           -            -           -            -
Amortization of prior service costs....           -            -           -            -
Amortization of net (gain)/loss........       4,374        2,537       8,748        5,074
                                          ---------    ---------   ---------    ---------
Net Periodic Benefit Cost..............   $ 104,940    $  95,035   $ 209,880    $ 190,070
                                          =========    =========   =========    =========

     We previously disclosed in our financial statements for the year ended December 31, 2003, that we expected to contribute $2,200,000 to our Yorktown Cash Balance Plan in 2004. Due to recent legislation, which affected the calculation of our required contribution, we expect to contribute $1,836,000 to the plan. As of June 30, 2004, we had not made any contributions to the plan. We presently anticipate making the contribution on or before September 15, 2004.

     On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). One feature of the Act is a government subsidy of prescription drug costs. We have not yet quantified the effect of the subsidy, if any, on the accumulated post-retirement benefit obligation or the net periodic post-retirement benefit cost under our Yorktown Retiree Medical Benefit Plan in our financial statements and accompanying notes. Specific accounting guidance for this subsidy is effective July 1, 2004 and will, therefore, be reflected in the quarterly period beginning July 1, 2004.

NOTE 11 - LONG-TERM DEBT:

     Our long-term debt consisted of the following:

                                                           June 30,          December 31,
                                                             2004                2003
                                                           --------          ------------
                                                                  (In thousands)
11% senior subordinated notes, due 2012, net
  of unamortized discount of $3,788 and $5,288,
  interest payable semi-annually......................     $145,040            $194,712
9% senior subordinated notes, due 2007,
  interest payable semi-annually......................            -             150,000
8% senior subordinated notes, due 2014,
  net of unamortized discount of $2,533,
  interest payable semi-annually......................      147,467                   -
Senior secured revolving credit facility, due 2005,
  floating interest rate, interest payable monthly....            -                   -
Senior secured mortgage loan facility, due 2005,
  floating interest rate, principal and interest
  payable monthly.....................................       17,556              22,000
Other.................................................            2                  17
                                                           --------            --------
  Subtotal............................................      310,065             366,729
Less current portion..................................      (17,558)            (11,128)
                                                           --------            --------
  Total...............................................     $292,507            $355,601
                                                           ========            ========

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

     At the expiration of the consent period on April 26, 2004, the holders of $116,115,000 of our 9% notes had tendered into the tender offer. The tender offer expired on May 10, 2004. On May 3, 2004, and May 11, 2004, we purchased all of the 9% notes tendered in the consent solicitation and tender offer. On May 11, 2004, we provided irrevocable notice to the trustee to redeem the rest of the 9% notes that were not tendered when the tender offer expired. The redemption of the remaining 9% notes occurred on June 11, 2004.

     On April 28, 2004, we priced our offering of $150,000,000 aggregate principal amount of 8% senior subordinated notes due 2014 at a discount, to yield 8-1/4%. The offering closed on May 3, 2004. At closing, we received net proceeds (before expenses) of approximately $147,466,500. We used all of the net proceeds of the new senior subordinated notes offering, together with cash on hand, to settle the tender offer and consent solicitation and to redeem all 9% notes that remained outstanding after the expiration of the tender offer.

     On May 3, 2004, we issued 3,000,000 shares of our common stock at a public offering price of $18.50 per share. In connection with the offering, we granted the underwriters an option for a period of 30 days from the initial offering to purchase up to an additional 450,000 shares of common stock to cover over-allotments, if any. On May 7, 2004, the underwriters purchased an additional 283,300 shares pursuant to their over-allotment option. We received net proceeds from the two sales of approximately $57,374,000. On June 17, 2004, we used all of the net proceeds of the common stock offering to redeem a portion of our outstanding 11% senior subordinated notes due 2012 (including interest to the date of redemption and the redemption premium) through the exercise of the provision of the indenture governing the notes that allows us to repurchase such debt as a result of an equity offering. The redemption date was June 17, 2004.

     Repayment of both the 11% and 8% senior subordinated notes (collectively, the "Notes") is jointly and severally guaranteed on an unconditional basis by our direct and indirect wholly owned subsidiaries, subject to a limitation designed to ensure that such guarantees do not constitute a fraudulent conveyance. Except as otherwise specified in the indentures pursuant to which the Notes were issued, there are no restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to us in certain circumstances.

     The indentures governing the notes contain restrictive covenants that, among other things, restrict our ability to:

     -  create liens;
     -  incur or guarantee debt;
     -  pay dividends;
     -  repurchase shares of our common stock;
     -  sell certain assets or subsidiary stock;
     -  engage in certain mergers;
     -  engage in certain transactions with affiliates; or
     -  alter our current line of business.

     In addition, subject to certain conditions, we are obligated to offer to repurchase a portion of the notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, we would be required to offer to repurchase all of the notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At June 30, 2004, retained earnings available for dividends under the most restrictive terms of the indentures were approximately $20,663,000.

     At June 30, 2004, we had a $100,000,000 three-year senior secured revolving credit facility (the "Credit Facility") with a group of banks. There were no direct borrowings outstanding under this facility at June 30, 2004 and December 31, 2003, and there were approximately $34,212,000 at June 30, 2004 and $36,961,000 at December 31, 2003 of irrevocable letters of credit outstanding, primarily to crude oil suppliers, insurance companies and regulatory agencies. The interest rate applicable to the Credit Facility was based on various short-term indices. At June 30, 2004, this rate was approximately 5.2% per annum. We were required to pay a quarterly commitment fee of 0.50% per annum of the unused amount of the facility.

     On July 15, 2004, we amended and restated the Credit Facility. Under the new Credit Facility, our existing borrowing costs are reduced and certain of the covenants have been relaxed. The amended and restated Credit Facility is primarily a working capital and letter of credit facility. The availability of funds under this facility is the lesser of
(i) $100,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. We have a option exercisable one time to increase the size of the facility to up to $125,000,000. At July 31, 2004, the availability of funds under the Credit Facility was $100,000,000. There were no direct borrowings outstanding under this facility at July 31, 2004, and there were approximately $42,912,000 of irrevocable letters of credit outstanding, primarily to crude oil suppliers, insurance companies and regulatory agencies.

     The interest rate applicable to the Credit Facility is tied to various short-term indices. At July 31, 2004, the weighted average rate was approximately 3.82% per annum. We are required to pay a quarterly commitment fee of 0.50% per annum of the unused amount of the facility.

     The obligations under the Credit Facility are guaranteed by each of our principal subsidiaries and secured by a security interest in our personal property, including:

     -  accounts receivable;
     -  inventory;
     -  contracts;
     -  chattel paper;
     -  trademarks;
     -  copyrights;
     -  patents;
     -  license rights;
     -  deposits; and
     -  investment accounts and general intangibles.

     The Credit Facility contains negative covenants limiting, among other things:

     -  our ability to incur additional indebtedness;
     -  create liens;
     -  dispose of assets;
     -  consolidate or merge;
     -  make loans and investments;
     -  enter into transactions with affiliates;
     -  use loan proceeds for certain purposes;
     -  guarantee obligations and incur contingent obligations;
     - enter into agreements restricting the ability of subsidiaries to pay dividends to us;
     -  make distributions or stock repurchases;
     - make significant changes in accounting practices or change our fiscal year; and
     - except on terms acceptable to the senior secured lenders, to prepay or modify subordinated indebtedness.

     The Credit Facility also requires us to meet certain financial covenants, including maintaining a minimum consolidated net worth, a minimum fixed charge coverage ratio, and a maximum consolidated funded indebtedness to total capitalization percentage.

     Our failure to satisfy any of the covenants in the Credit facility is an event of default under the Credit Facility. The Credit Facility also includes other customary events of default, including, among other things, a cross-default to our other material indebtedness and certain changes of control.

     We also had a $40,000,000 three-year senior secured mortgage loan facility (the "Loan Facility") with a group of financial institutions that at June 30, 2004 had a balance of $17,556,000. We prepaid the remaining balance on July 14, 2004 from cash on hand. The interest rate applicable to the Loan Facility was based on various short-term indices. At June 30, 2004, this rate was approximately 6.7% per annum.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

     Federal, state and local laws relating to the environment, health and safety affect nearly all of our operations. As is the case with all companies engaged in the refining and related businesses, we face significant exposure from actual or potential claims and lawsuits involving environmental matters. These matters include soil and water contamination, air pollution and personal injuries or property damage allegedly caused by substances made, handled, used, released or disposed of by us or by our predecessors.

     Future expenditures related to environmental, health and safety matters cannot be reasonably quantified in many circumstances for various reasons. These reasons include the speculative nature of remediation and clean-up cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, various defenses that may be available to us, and changing environmental, health and safety laws, including changing interpretations of those laws.

ENVIRONMENTAL AND LITIGATION ACCRUALS

     As of June 30, 2004 and December 31, 2003, we had environmental liability accruals of approximately $7,138,000 and $7,592,000, respectively, which are summarized below, and litigation accruals in the aggregate of $1,123,000 at June 30, 2004 and $573,000 at December 31, 2003. The environmental accruals are recorded in the current and long-term sections of our consolidated balance sheets and the litigation accruals are all recorded as current liabilities.

                       SUMMARY OF ACCRUED ENVIRONMENTAL CONTINGENCIES
                                      (In thousands)

                                            December 31,   Increase               June 30,
                                               2003       (Decrease)   Payments    2004
                                            ------------  ----------   --------   --------
Yorktown 1991 Order.......................   $ 5,916        $   -       $ (452)   $ 5,464
Farmington Refinery.......................       570            -            -        570
Bloomfield Refinery.......................       267            -            -        267
Ciniza - Solid Waste Management Units.....       275            -            -        275
Ciniza - Land Treatment Facility..........       186            -            -        186
Ciniza Well Closures......................       140            -            -        140
Retail Service Stations - Various.........       146           10           (1)       155
East Outfall - Bloomfield.................        25            -           (1)        24
Bloomfield Tank Farm (Old Terminal).......        67            -          (10)        57
                                             -------        -----       ------    -------
   Totals.................................   $ 7,592        $  10       $ (464)   $ 7,138
                                             =======        =====       ======    =======


     Approximately $6,762,000 of our environmental accruals are for the following projects:

     - certain environmental obligations assumed in connection with our acquisitions of the Yorktown refinery and the Bloomfield refinery;
     - the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of our inactive Farmington refinery;
     - the closure of certain solid waste management units at the Ciniza refinery in accordance with the refinery's Resource Conservation and Recovery Act permit; and
     - closure of the Ciniza refinery land treatment facility, including post-closure expenses.

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

YORKTOWN CONSENT DECREE

     We assumed environmental obligations that include BP's responsibilities relating to the Yorktown refinery under a consent decree among various parties covering many locations (the "Consent Decree"). Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. We assumed BP's responsibilities as of January 18, 2001, the date the Consent Decree was lodged with the court. As applicable to the Yorktown refinery, the Consent Decree requires, among other things, reduction of NOx, SO2 and particulate matter emissions and upgrades to the refinery's leak detection and repair program. We estimate that we will incur capital expenditures of between $20,000,000 and $27,000,000 to comply with the Consent Decree through 2006, although we believe we will incur most of those expenditures in 2005 and 2006. In addition, we estimate that we will incur operating expenses associated with the requirements of the Consent Decree of between $1,600,000 and $2,600,000 per year.

YORKTOWN 1991 ORDER

     In connection with the Yorktown acquisition, we also assumed BP's obligations under an administrative order issued by EPA in 1991 under the Resource Conservation and Recovery Act. The order requires an investigation of certain areas of the refinery and the development of measures to correct any releases of contaminants or hazardous substances found in these areas. A Resource Conservation and Recovery Act Facility Investigation was conducted and approved conditionally by EPA in 2002. Following the investigation, in November 2003, a Risk Assessment/Corrective Measures Study ("RA/CMS") was finalized, which summarized the remediation measures agreed upon by us, EPA, and the Virginia Department of Environmental Quality ("VDEQ"). The RA/CMS includes certain investigation, sampling, monitoring, and cleanup measures, including the construction of an on-site corrective action management unit that would be used to consolidate hazardous solid materials associated with these measures. These proposed actions relate to soil, sludge, and remediation wastes relating to solid waste management units. Groundwater in the aquifers underlying the refinery, and surface water and sediment in a small pond and tidal salt marsh on the refinery property also are addressed in the RA/CMS.

     Based upon the RA/CMS, EPA issued a proposed cleanup plan for public comment in December 2003 setting forth preferred corrective measures for remediating soil, groundwater, sediment, and surface water contamination at the refinery. Following the public comment period, EPA issued its final remedy decision and response to comments in April 2004. EPA currently is developing the administrative consent order pursuant to which we will implement the corrective measures.

     We estimate that expenses associated with the actions described in the clean up plan will cost between $19,000,000 and $21,000,000, and will be incurred over a period of approximately 30 years. We believe that about $5,000,000 of this amount will be incurred over an initial 3-year period, and additional expenditures of about $5,000,000 will be incurred over the following 3-year period. As more fully described below, we may not, however, be responsible for all of these expenditures due to the environmental reimbursement provisions included in our purchase agreement with BP. Additionally, the facility's underground sewer system will be cleaned, inspected and repaired as needed as part of the RA/CMS process. We anticipate that this work will cost from $3,000,000 to $5,000,000 over a period of three to five years, beginning around the time the construction of the corrective action management unit and related remediation work is completed in approximately 2007 or 2008.

CLAIMS FOR REIMBURSEMENT FROM BP

     BP has agreed to reimburse us for all losses that are caused by or relate to property damage caused by, or any environmental remediation required due to, a violation of environmental health, and safety laws during BP's operation of the refinery. In order to have a claim against BP, however, the total of all our losses must exceed $5,000,000, in which event our claim only relates to the amount exceeding $5,000,000. After $5,000,000 is reached, our claim is limited to 50% of the amount by which our losses exceed $5,000,000 until the total of all our losses exceeds $10,000,000. After $10,000,000 is reached, our claim would be for 100% of the amount by which our losses exceed $10,000,000. In applying these provisions, losses amounting to a total of less than $250,000 arising out of the same event are not added to any other losses for purposes of determining whether and when the $5,000,000 or $10,000,000 thresholds have been reached. After the $5,000,000 or $10,000,000 thresholds have been reached, BP has no obligation to reimburse us for any losses amounting to a total of less than $250,000 arising out of the same event. Except as specified in the refinery purchase agreement, in order to seek reimbursement from BP, we were required to notify BP of a claim within two years following the closing date. Further, BP's total liability for reimbursement under the refinery purchase agreement, including liability for environmental claims, is limited to $35,000,000.

FARMINGTON REFINERY

     In 1973, we constructed the Farmington refinery that was operated until 1982. In 1985, we became aware of soil and shallow groundwater contamination at this facility. We hired environmental consulting firms to investigate the contamination and undertake remedial action. The consultants identified several areas of contamination in the soils and shallow groundwater underlying the Farmington property. One of our consultants indicated that contamination attributable to past operations at the Farmington property had migrated off the refinery property, including a hydrocarbon plume that appears to extend no more than 1,800 feet south of the refinery property. Our remediation activities are ongoing under the supervision of the New Mexico Oil Conservation Division ("OCD"), although OCD has not issued a cleanup order.

LEE ACRES LANDFILL

     The Farmington refinery property is located next to the Lee Acres Landfill, a closed landfill formerly operated by San Juan County. The landfill is situated on lands owned by the United States Bureau of Land Management (the "BLM"). Industrial and municipal wastes were disposed of in the landfill by numerous sources. While the landfill was operational, we used it to dispose of office trash, maintenance shop trash, used tires, and water from the Farmington refinery's evaporation pond.

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

     BLM may assert claims against others and us for reimbursement of investigative, cleanup and other costs incurred by BLM in connection with the landfill and surrounding areas. We may assert claims against BLM in connection with contamination that may be originating from the landfill. Private parties and other governmental entities also may assert claims against us, BLM, and others for property damage, personal injury and other damages allegedly arising out of any contamination originating from the landfill and the Farmington property. Parties also may request judicial determination of their rights and responsibilities, and the rights and responsibilities of others, in connection with the landfill and the Farmington property. Currently, however, there is no outstanding litigation against us by BLM or any other party.

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

NOTICES OF VIOLATION AT FOUR CORNERS REFINERIES

     In June 2002, we received a draft compliance order from the NMED in connection with alleged violations of air quality regulations at the Ciniza refinery. These alleged violations relate to an inspection completed in April 2001.

     In August 2002, we received a compliance order from NMED in connection with alleged violations of air quality regulations at the Bloomfield refinery. These alleged violations relate to an inspection completed in September 2001.

     In the second quarter of 2003, EPA informally told us that it also intended to allege air quality violations in connection with the 2001 inspections at both refineries. We have since participated in joint meetings with NMED and EPA. These discussions have included alleged violations through December 31, 2003, in addition to matters relating to the 2001 inspections. We currently estimate that, if no settlement is reached, potential penalties could amount to between $4,000,000 and $6,000,000. We have accrued significantly less than these amounts because settlement discussions with NMED and EPA are ongoing. These discussions may result in reductions in the amount of potential penalties. In lieu of fines and as part of an administrative settlement, we expect that EPA and NMED may require us to undertake certain environmentally beneficial projects, known as supplemental environmental projects. We have not yet determined the nature or scope of any work that may be required in lieu of fines.

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

     We currently anticipate that it would cost us between approximately $14,000,000 and $20,000,000 to make the necessary modifications at our refineries to comply with these national refinery enforcement program requirements, and that it might be possible to spread these costs over a period of five to eight years following the date of any settlement. Further, on-going annual operating costs associated with these modifications are currently estimated to be as much as $1,500,000 per year. We currently anticipate that the majority of the capital and operating costs would be incurred in the later portion of the projected five to eight year phase-in period. These costs could be subject to reduction in the event of the temporary, partial or permanent discontinuance of operations at one or both facilities, as more fully discussed in the section titled "Other" in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     As of June 30, 2004, we were continuing joint settlement discussions with NMED and EPA.

JET FUEL CLAIM

     In February 2003, we filed a complaint against the United States in the United States Court of Federal Claims related to military jet fuel that we sold to the Defense Energy Support Center ("DESC") from 1983 through 1994. We asserted that the U.S., acting through DESC, underpaid for the jet fuel by about $17,000,000. Our claims include a request that we be made whole in connection with payments that were less than the fair market value of the fuel, as well as a request that we be reimbursed for the value of transporting the fuel in some contracts, as well as for certain additional costs of complying with the government's special requirements. The U.S. has said that it may counterclaim and assert, based on its interpretation of the contracts, that we owe additional amounts of between $2,100,000 and $4,900,000. In the first quarter of 2004, the United States Court of Appeals for the Federal Circuit agreed to hear appeals in other jet fuel cases. The issues before the Court of Appeals in these cases are almost identical to the issues in our case. The judge in our case has halted any further action, pending a guiding decision by the Court of Appeals. As of June 30, 2004, we are continuing to await further action by the appellate court. Due to the preliminary nature of this matter, there can be no assurance that we will ultimately prevail on our claims or the U.S.'s potential counterclaim, nor is it possible to predict when any payment will be received if we are successful. Accordingly, we have not recorded a receivable for these claims or a liability for any potential counterclaim.

MTBE LITIGATION

     Lawsuits have been filed in numerous states alleging that MTBE, a blendstock used by many refiners in producing specially formulated gasoline, has contaminated water wells. MTBE contamination primarily results from leaking underground or aboveground storage tanks. We are a defendant in three MTBE lawsuits filed in the fourth quarter of 2003. The plaintiffs are two Virginia county boards of education and a Virginia county water authority. The suits allege MTBE contamination of water wells owned and operated by the plaintiffs. The plaintiffs assert that numerous refiners, distributors, or sellers of MTBE and/or gasoline containing MTBE are responsible for the contamination. The plaintiffs also claim that the defendants are jointly and severally liable for compensatory and punitive damages, costs, and interest. Joint and several liability means that each defendant may be liable for all of the damages even though that party was responsible for only a small part of the damages. As of June 30, 2004, we are continuing to vigorously defend these lawsuits. It is possible that we could be named as a defendant in additional lawsuits, which we also would plan to vigorously defend.

YORKTOWN POWER OUTAGE CLAIM

     On April 28, 2003, a breaker failure disrupted operations at the electric generation plant that supplies our Yorktown refinery with power. As a result of the failure, the refinery suffered a complete loss of power and shut down all processing units. By the middle of May 2003, the refinery was operating at full capacity. We incurred costs of approximately $1,254,000 as a result of the loss of power, all of which we expensed in the second quarter of 2003. Reduced production also resulted in a loss of earnings. We are pursuing reimbursement from the power station owner as well as other forms of relief. We are currently unable to determine the probability of recovery of any amounts related to this claim, and we have not recorded any receivables related to this claim.

CINIZA REFINERY INCIDENT

     On April 8, 2004, a fire occurred at our Ciniza refinery in the alkylation unit that produces high octane blending stock for gasoline. The refinery is located near Gallup, New Mexico, and has a crude oil throughput capacity of 20,800 barrels per day and a total capacity including natural gas liquids of 26,000 barrels per day. The alkylation unit has throughput capacity of 1,800 barrels per day. Emergency personnel responded immediately and contained the fire to the alkylation unit, although there also was some damage to ancillary equipment and to two adjacent units. Four of our employees were injured and transported to an Albuquerque hospital. Presently, three have been released and one remains hospitalized.

     As a result of the fire, we temporarily shut down all of the operating units at the Ciniza refinery. The fire is currently under investigation by the Occupational Health and Safety Board of the New Mexico Environment Department ("OHSB") and the U.S. Chemical Safety and Hazard Investigation Board. The OHSB investigation could result in fines or penalties, which we would plan to vigorously contest. In June 2004, we completed our own investigation with the assistance of an independent refinery expert to determine the cause of the fire.

     We had previously scheduled a major repair and upgrade shutdown (known as a "turnaround"), which was to commence at the refinery on April 17, 2004, and some of the turnaround team already was on site at the refinery when the fire occurred. In order to minimize the disruption to the refinery's operations, we started the turnaround early. This allowed us to work on the necessary repairs to the alkylation unit during the turnaround period when the refinery was not operating anyway. Except for repairs to the alkylation unit, the turnaround has been completed.

     We expensed $1,740,000 associated with the fire damage including $1,500,000 for insurance deductibles in the second quarter. We also recorded a loss of $2,100,000 for the net book value of the assets destroyed. In addition, we recorded $2,100,000 for the probable recovery of insurance proceeds.

     Based upon a very preliminary investigation, we had estimated that the cost to repair the damage caused by the fire would be in the range of $2,500,000 to $10,000,000 and that repairs would be completed before the end of June. As the investigation proceeded, and we began to make repairs, additional damage was discovered. We are in the process of completing the repairs and we anticipate restarting the unit in the near future. The repairs took longer than initially anticipated as we experienced delays in receiving a vessel and instrumentation necessary to complete the repairs. We currently estimate that the cost to repair the fire damage is approximately $14,000,000. Further delays in receipt of materials may extend our estimated completion date. We have property insurance coverage that should cover a significant portion of the repair costs and also could receive proceeds from business interruption insurance if the waiting period and deductible level under the policy are exceeded. We also have worker's compensation insurance to cover the physical injuries sustained by personnel.

NEW MEXICO RETAIL STORE SAFETY REGULATIONS

     In May 2004, OHSB issued regulations that require additional security measures in the convenience store industry in New Mexico. These requirements relate to exterior lighting, late night security, employee training, door and window signage, and security surveillance systems and alarms. In June 2004, the New Mexico Environmental Improvement Board agreed to stay some of these regulations, including those related to late night security, for further study. We currently anticipate that the cost to comply with regulations that have not been stayed will not be material. These regulations also are subject to legal challenge.

     If, however, all the regulations go into effect in their original form, we will incur additional costs to comply. For example, one way to comply with the late night security requirements of the regulations is to have two employees on duty between the hours of 5:00 p.m. and 5:00 a.m. We estimate that having two employees at all of our stores during late night hours could increase our payroll costs between $1,400,000 and $1,900,000 annually. Alternately, we could add security enclosures to our stores at an estimated one-time cost of approximately $2,200,000. We also could incur additional one-time costs of approximately $300,000 for enhanced security surveillance systems and alarms, safes, and security signs for a total one-time cost of approximately $2,500,000, if the security enclosure option was used. These are preliminary cost estimates with many variables that could affect the actual costs. We are evaluating our options for complying with these regulations.

FORMER CEO MATTERS

     The board of directors terminated James E. Acridge as our President and Chief Executive Officer on March 29, 2002, and replaced him as our Chairman of the Board. Mr. Acridge's term of office as a director subsequently expired on April 29, 2004.

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

     We have an outstanding loan to Mr. Acridge in the principal amount of $5,000,000. In the fourth quarter of 2001, we established a reserve for the entire amount of the loan plus interest accrued through December 31, 2001. The loan was subsequently written off, at which time the reserve was removed. We have filed proofs of claim in the bankruptcy proceedings seeking to recover amounts we believe are owed to us by Mr. Acridge, and the other entities, including amounts relating to the outstanding $5,000,000 loan. We also filed a complaint in the Acridge bankruptcy proceeding on July 31, 2003, in which we sought a determination that certain of the amounts we believe are owed to us by Mr. Acridge are not dischargeable in bankruptcy. The court has entered a default against Mr. Acridge in connection with our complaint. The court, however, has not yet ruled on whether we are entitled to receive any of the damages that we have requested. Even if the court decides that we can receive damages, we do not know whether we would be able to recover any of these damages from Mr. Acridge.

     The official committee of unsecured creditors for the bankruptcy cases filed a plan of reorganization on November 7, 2003. The plan describes a process for the liquidation of the estates and the payment of liquidation proceeds to creditors. It will only become effective if approved by the bankruptcy court. Under the committee's plan, we would make a payment for the benefit of unsecured creditors in the Acridge estate. Additionally, we would give up all of our claims against the estates, with the exception of a claim for our share of any assets of the Acridge estate that have not yet been identified. In return, the four estates would release us from all of their claims against us, if any. The plan would not preclude us from pursuing our non-dischargeability complaint against Mr. Acridge.

     The court-appointed trustee in Mr. Acridge's personal bankruptcy has retained counsel to investigate the claims that Mr. Acridge asserted in his state court lawsuit, along with other pre-bankruptcy claims that Mr. Acridge might have had against us, our officers or directors, or our third-party advisors. The trustee's counsel ultimately informed us that he believed that such potential claims might exist. We believe that, as a result of Mr. Acridge's bankruptcy filing, any such claims would now belong to Mr. Acridge's bankruptcy estate rather than to Mr. Acridge personally, and the trustee has indicated that he also believes that the claims that he has identified would belong to the estate.

     We have evaluated the trustee's contentions and do not believe that the potential claims have any merit. Nonetheless, in an effort to avoid the considerable expense associated with litigation, we have discussed resolution of these matters, both with the trustee and with the official committee of unsecured creditors. These discussions include the possibility of resolving the trustee's potential claims against us without the need to await plan approval. The court has not taken any action on the committee's plan during these negotiations, which are ongoing. Any agreement reached with the trustee or the committee would require court approval.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

     We refine and sell petroleum products and operate service stations and convenience stores. Our operations are divided into three strategic business units, the refining group, the retail group and Phoenix Fuel. The refining group operates two refineries in the Four Corners area of New Mexico and one refinery in Yorktown, Virginia. The refining group sells its products to wholesale distributors and retail chains. Our retail group operated 125 service stations at June 30, 2004. The retail group sells its petroleum products and merchandise to consumers located in New Mexico, Arizona and southern Colorado. Phoenix Fuel distributes commercial wholesale petroleum products primarily in Arizona.

     Our strategy is to maintain and improve our financial performance. To this end, we are focused on several critical and challenging objectives. We will be addressing these objectives in the short-term as well as over the next three to five years. In our view, the most important of these objectives are:

     - increasing gross margins through management of inventories and taking advantage of sales and purchasing opportunities, while minimizing or reducing operating expenses and capital expenditures;

     - increasing the available crude oil supply for our Four Corners refineries;

     - cost effectively complying with current environmental regulations as they apply to our refineries, including future clean air standards, between now and the end of 2008;

     - improving our overall financial health and flexibility by reducing our debt and overall cost of capital, including our interest and financing costs, and maximizing our return on capital employed; and

     -  evaluating opportunities for growth by acquisition.

CRITICAL ACCOUNTING POLICIES

     A critical step in the preparation of our financial statements is the selection and application of accounting principles, policies, and procedures that affect the amounts that we report. In order to apply these principles, policies, and procedures, we must make judgments, assumptions, and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events, some of which we may have little or no control over. In addition, the methods used in applying the above may result in amounts that differ considerably from those that would result from the application of other acceptable methods. The development and selection of these critical accounting policies, and the related disclosure below, have been reviewed with the audit committee of our board of directors.

     Our significant accounting policies, including revenue recognition, inventory valuation, and maintenance costs, are described in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The following accounting policies are considered critical due to the uncertainties, judgments, assumptions and estimates involved:

     - accounting for contingencies, including environmental remediation and litigation liabilities;
     -  assessing the possible impairment of long-lived assets;
     -  accounting for asset retirement obligations; and
     -  accounting for our pension and post-retirement benefit plans.

     There have been no changes to these policies in 2004.

RESULTS OF OPERATIONS

     The following discussion of our Results of Operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Part I, Item 1, and Part I, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2003.

     Below is operating data for our operations:

                                                       Three Months Ended      Six Months Ended
                                                            June 30,                June 30,
                                                     ---------------------   ---------------------
                                                        2004        2003        2004        2003
                                                     ---------   ---------   ---------   ---------
Refining Group Operating Data:
  Four Corners Operations:
    Crude Oil/NGL Throughput (BPD)................     26,463      31,854      27,372      31,502
    Refinery Sourced Sales Barrels (BPD)..........     25,175      30,472      26,395      31,000
    Average Crude Oil Costs ($/Bbl)...............   $  35.97    $  27.90    $  34.30    $  29.55
    Refining Margins ($/Bbl)......................   $  12.44    $   9.41    $  10.30    $   8.86
  Yorktown Operations:
    Crude Oil/NGL Throughput (BPD)................     67,639      52,316      64,420      54,275
    Refinery Sourced Sales Barrels (BPD)..........     69,862      54,046      66,843      56,703
    Average Crude Oil Costs ($/Bbl)...............   $  35.53    $  28.06    $  34.11    $  30.74
    Refining Margins ($/Bbl)......................   $   6.20    $   2.82    $   5.89    $   3.57

Retail Group Operating Data:
(Continuing operations only)
  Fuel Gallons Sold (000's).......................     38,326      37,587      75,678      72,399
  Fuel Margins ($/gal)............................   $  0.202    $  0.223    $  0.180    $  0.194
  Merchandise Sales ($ in 000's)..................   $ 34,483    $ 32,472    $ 65,166    $ 60,829
  Merchandise Margins.............................         24%         30%         25%         30%

  Operating Retail Outlets at Period End:
    Continuing Operations.........................        125         125         125         125
    Discontinued Operations.......................          -           4           -           4

Phoenix Fuel Operating Data:
  Fuel Gallons Sold (000's).......................    124,342     105,148     237,186     208,185
  Fuel Margins ($/gal)............................   $  0.055    $  0.055    $  0.054    $  0.051
  Lubricant Sales ($ in 000's)....................   $  7,827    $  6,212    $ 14,703    $ 11,827
  Lubricant Margins...............................         13%         15%         13%         16%

     We believe the comparability of our continuing results of operations for the three and six months ended June 30, 2004 with the same periods in 2003 was affected by, among others, the following factors:

     - stronger net refining margins for our refineries in 2004, due to, among other things:

        -  increased finished product demand;
        -  increased sales in our Tier 1 markets;
        - reduced imports of foreign gasoline, due to a reduction in gasoline sulfur limits;
        -  elimination of MTBE in Connecticut, New York, and California; and
        -  tight finished product supply in certain of our market areas.

     - the processing of lower priced acidic crude oils at our Yorktown refinery, including crude oil purchased under our supply agreement with Statoil that began deliveries in late February 2004;

     - a processing unit turnaround at our Yorktown refinery in 2003, which resulted in the refinery being out of operation from March 21, 2003 to April 16, 2003;

     - On April 28, 2003, a breaker failure disrupted operations at the electric generation plant that supplies our Yorktown refinery with power. As a result of the failure, the refinery suffered a complete loss of power and shut down all processing units. The refinery was operating at full capacity by the middle of May. We incurred costs of approximately $1,254,000 as a result of the loss of power, all of which were expensed in the second quarter of 2003. Reduced production also resulted in the loss of earnings;

     - continued reduced production at our Four Corners refineries because of lower crude oil receipts due to supplier production problems and reduced supply availability;

     - stronger finished product sales volumes and margins for our Phoenix Fuel operations, due to, among other things:

        -  increased finished product demand;
        -  an expanded customer base; and
        -  tight finished product supplies in our Phoenix market;

     -  lower merchandise margins for our retail group; and

     - On April 8, 2004, a fire occurred at our Ciniza refinery in the alkylation unit that produces high octane blending stock for gasoline. As a result of the fire, we temporarily shut down all of the operating units at the Ciniza refinery. We also started early a previously scheduled repairs and upgrade shutdown (known as a "turnaround"). At June 30, 2004, the alkylation unit is still not back in operation.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

     Our earnings from continuing operations before income taxes increased $7,095,000 for the three months ended June 30, 2004, compared to the same period in 2003. This increase was primarily due to the following:

     - an increase in operating earnings before corporate allocation from our refinery operations of $25,647,000 due to higher margins and volumes sold;
     - an 18% increase in fuel volumes sold by Phoenix Fuel while maintaining the same margins; and
     -  a 12% decrease in interest expense.

     This increase was partially offset by the following:

     -  a 6% increase in operating expenses;
     -  a 17% decline in our Four Corners refineries' fuel volumes sold;
     - $10,875,000 of costs incurred and write-offs of $4,885,000 of previously deferred financing costs and original issue discount that were related to early extinguishment of part of our long-term debt; and
     - a 20% decline in our retail group's merchandise margin due to, among other things, lower rebates.

     Our earnings from continuing operations before income taxes increased $11,233,000 for the six months ended June 30, 2004, compared to the same period in 2003. This increase was primarily due to the following:

     - an increase in operating earnings before corporate allocation from our refinery operations of $28,381,000 due to higher margins and volumes sold;
     -  a 14% increase in fuel volumes sold by Phoenix Fuel; and
     -  a 10% decrease in interest expense.

     This increase was partially offset by the following:

     -  a 10% increase in operating expenses;
     -  a 15% decline in our Four Corners refineries' fuel volumes sold;
     - $10,875,000 of costs incurred and write-offs of $4,885,000 of previously deferred financing costs and original issue discount that were related to early extinguishment of part of our long-term debt; and
     - a 17% decline in our retail group's merchandise margin due to, among other things, lower rebates.

YORKTOWN REFINERY

     Our Yorktown refinery operated at an average throughput rate of approximately 67,600 barrels per day in the second quarter of 2004, compared to 52,300 barrels per day in the second quarter of 2003. For the six months ended June 30, 2004 and 2003, the average throughput rate was 64,400 and 54,300 barrels per day, respectively.

     In the month of September, we will be reducing the production at our Yorktown refinery to approximately 25,000 barrels per day as we perform various upgrades throughout the refinery. These upgrades will allow us to substantially increase the amount of acidic crude oil that can be processed under the crude supply agreement that we entered into with Statoil earlier this year.

     Refining margins for the second quarter of 2004 were $6.20 per barrel as compared to $2.82 per barrel for the same period in 2003. Refining margins for the six months ended June 30, 2004 and 2003 were $5.89 and $3.57 per barrel, respectively. This increase was primarily due to increased demand, lower imports into the East coast of finished products, lower nationwide production due to turnarounds being done, and limited refining capacity in the United States.

     Revenues for our Yorktown refinery increased for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003. This increase was primarily due to increases in volume sold and increases in price per barrel sold.

     Cost of products sold for our Yorktown refinery increased for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003. This was primarily due to the increase in finished product volumes sold and an increase in the average cost per barrel of crude oil. In late February 2004, we began receiving supplies of acidic crude oil under a long-term supply agreement with Statoil. This contract enabled us to reduce our cost of crude oil as compared to other supply alternatives.

     Operating expenses increased in the first half of 2004 primarily due to the following:

     - higher maintenance costs primarily related to tank inspections and repairs and coker unit repairs;
     - higher operating costs due to higher volumes, higher electrical costs and higher purchased costs of natural fuel gas;
     - higher chemical and catalyst costs, primarily related to higher cost catalyst required to meet more stringent sulfur reduction requirements; and
     - higher payroll and related costs, due in part to the capitalization of certain wages in the first half of 2003
(primarily due to turnaround activity) and increased group medical insurance premiums and workers compensation costs.

     Operating expenses were unchanged for the three months ended June 30, 2004 as compared to the same period in 2003.

     Depreciation and amortization expense increased for the three and six months ended June 30, 2004 as compared with the same periods in 2003, primarily due to the amortization of certain refinery turnaround costs incurred in 2003.

FOUR CORNERS REFINERIES

     Our Four Corners refineries operated at an average throughput rate of approximately 26,500 barrels per day in the second quarter of 2004, compared to 31,900 barrels per day in the second quarter of 2003. For the six months ended June 30, 2004 and 2003, the average throughput rate was 27,400 and 31,500 barrels per day, respectively.

     Refining margins for the second quarter of 2004 were $12.44 per barrel as compared to $9.41 per barrel for the same period in 2003. Refining margins for the six months ended June 30, 2004 and 2003 were $10.30 and $8.86 per barrel, respectively. This increase was primarily due to increased demand, lower imports into the West coast of finished products, lower nationwide production due to turnarounds being done, and limited refining capacity in the United States.

     Revenues increased for the three months ended June 30, 2004 as compared with the same period in 2003, primarily due to significantly higher prices, partially offset by lower sales volume. Sales volumes were reduced because of the Ciniza fire and turnaround and lower crude oil supplies. Revenues increased for the six months ended June 30, 2004, as compared to the same period in 2003. This increase was primarily due to increases in price per barrel sold, partially offset by decreases in sales volume.

     Cost of products sold increased for the three and months ended June 30, 2004, as compared with the same periods in 2003, primarily due to the increase in average crude oil prices, partially offset by the decrease in finished product volumes sold.

     Operating expenses increased for the three and six months ended June 30, 2004 compared with the same periods in 2003. This was primarily due to increased outside maintenance for the Bloomfield refinery and the expensing of insurance deductibles incurred in connection with the fire at the Ciniza refinery.

     Depreciation and amortization expense for our Four Corners refineries increased slightly for the three and six months ended June 30, 2004, as compared to the same periods in 2003, respectively.

RETAIL GROUP

     Average fuel margins were $0.202 per gallon for the three months ended June 30, 2004 as compared to $0.223 per gallon for the same period in 2003. Fuel volumes sold for the three months ended June 30, 2004 increased slightly as compared to the same period a year ago. Average merchandise margins were 24% for the three months ended June 30, 2004 as compared to 30% for the same period in 2003. The decrease in merchandise margins was due to, among other factors, lower rebates.

     Average fuel margins were $0.180 per gallon for the six months ended June 30, 2004 as compared to $0.194 per gallon for the same period in 2003. Fuel volumes sold for the six months ended June 30, 2004 increased by 5% as compared to the same period a year ago. Average merchandise margins were 25% for the six months ended June 30, 2004 as compared to 30% for the same period in 2003. The decrease in merchandise margins was primarily due to, among other factors, lower rebates.

     Revenues for our retail group increased for the three months ended June 30, 2004, compared to the same period in 2003, primarily due to an increase in fuel selling prices and a slight increase in fuel volumes sold. Revenues for our retail group remained relatively unchanged for the six months ended June 30, 2004, compared to the same period in 2003.

     Cost of products sold for our retail group increased for the three and six months ended June 30, 2004, as compared to the same periods in 2003, primarily due to an increase in finished product purchase prices and an increase in finished product volumes sold.

     Our fuel margins decreased by 9% and 7% respectively, for the three and six months ended June 30, 2004 due to the current competitive environment and higher costs of finished products.

     Our retail merchandise margins declined by 20% and 17% during the three and six months ended June 30, 2004, as compared to the same periods in 2003, due to, among other things, a reduction in rebates from suppliers for 2004 as compared to 2003.

     Operating expenses decreased for the three and six months ended June 30, 2004 as compared with the same periods in 2003, primarily due to a reduction in payroll costs for the periods in 2004 as compared to 2003.

     Depreciation expense declined for the three and six months ended June 30, 2004, as compared to the same periods in 2003, primarily due to some retail assets becoming fully depreciated.

PHOENIX FUEL

     Fuel volumes sold by Phoenix Fuel increased by 18% and 14% for the three and six months ended June 30, 2004, as compared with the same periods in 2003. Average fuel margins for Phoenix Fuel were $0.055 per gallon and $0.054 per gallon for the three and six months ended June 30, 2004, as compared with $0.055 per gallon and $0.051 per gallon for three and six months ended June 30, 2003.

     Revenues for Phoenix Fuel increased for the three and six months ended June 30, 2004 as compared to the same periods in 2003, primarily due to an 18% and 14% increase in finished product volumes sold, respectively, and a 32% and 19% increase in finished product selling prices, respectively.

     Cost of products sold for Phoenix Fuel increased during the three and six months ended June 30, 2004 as compared to the same periods in 2003, primarily due to the increase in finished product volumes sold and an increase in finished product purchase prices.

     Phoenix Fuel's finished product margins remained unchanged during the three months ended June 30, 2004 as compared to the same period a year ago. For the six months ended June 30, 2004, however, finished product margin increased by $0.03 per gallon as compared to the same period a year ago, as a result of the favorable market conditions previously discussed.

     Operating expenses for Phoenix Fuel increased during the three and six months ended June 30, 2004 as compared to the same periods a year ago, primarily due to higher payroll and related costs due to higher sales volumes, and higher fuel and repair and maintenance costs due to expanded fleet operations resulting from the higher sales volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FROM CONTINUING OPERATIONS

     For the three and six months ended June 30, 2004, selling, general and administrative expenses increased by approximately $2,781,000 and $3,957,000, respectively, primarily due to:

     - higher accruals for management incentive bonuses associated with increased company financial performance;
     -  higher accruals related to litigation reserves; and
     -  increased costs associated with complying with the Sarbanes-Oxley
        Act.

     These increases were partially offset by a reduction in costs related to our self-insured health plan due to improved claims experience.

INTEREST EXPENSE FROM CONTINUING OPERATIONS

     For the three and six months ended June 30, 2004, interest expense decreased by approximately $1,177,000 and $1,975,000, respectively. The decrease was primarily due to interest incurred on borrowings under our revolving credit facility in the first half of 2003. We had no borrowings under this facility in the first half of 2004. In addition, interest expense was reduced due to the payoff in 2003 of certain capital lease obligations and the reduction of our mortgage loan facility principal balance.

INCOME TAXES FROM CONTINUING OPERATIONS

     The effective tax rates for the three months ended June 30, 2004 and 2003 were approximately 37.3% and 41.3%, respectively. The effective tax rates for the six months ended June 30, 2004 and 2003 were approximately 40.7% and 41.4%, respectively. The differences in the effective rates are primarily due to the recognition of certain state tax benefits.

DISCONTINUED OPERATIONS

     Discontinued operations include the operations of some of our retail service station/convenience stores and our travel center, which was sold on June 19, 2003. See Note 6 to our Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information relating to these operations.

OUTLOOK

     Overall, we believe that our current refining fundamentals are more positive now than the same time last year. Same store fuel volumes and merchandise sales for our retail group are above the prior year's levels. Merchandise margins, are however, lower than they were this time last year. Phoenix Fuel currently continues to see growth in both wholesale and unmanned fleet fueling volumes with stronger margins than the same time last year. Our businesses are, however, very volatile and there can be no assurance that currently existing conditions will continue for any of our business segments.


LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE

     At June 30, 2004, we had long-term debt of $292,507,000, net of the current portion of $17,558,000. At December 31, 2003 we had long-term debt of $355,601,000, net of the current portion of $11,128,000.

     The amount at June 30, 2004 includes:

     -  $150,000,000 of 8% Senior Subordinated Notes due 2014; and
     -  $148,828,000 of 11% Senior Subordinated Notes due 2012.

     The amount at December 31, 2003 includes:

     -  $150,000,000 of 9% Senior Subordinated Notes due 2007; and
     -  $200,000,000 of 11% Senior Subordinated Notes due 2012.

     As discussed below, we recently completed offerings of $150,000,000 of 8% Senior Subordinated Notes due 2014 and 3,283,300 shares of common stock. We used the proceeds from the note offering and cash on hand to repurchase or redeem our 9% Notes, and the proceeds from the common stock offering to redeem a portion of the 11% Notes.

     At June 30, 2004, we also had a $100,000,000 revolving credit facility. We amended and extended the credit facility on July 15, 2004. The credit facility was primarily a working capital and letter of credit facility. At June 30, 2004, we had no direct borrowings outstanding under the facility and $34,212,000 of letters of credit outstanding. At December 31, 2003, we had no direct borrowings outstanding under the facility and $36,961,000 of letters of credit outstanding.

     On July 15, 2004, we completed an amendment to our Credit Facility that, among other things, extends the maturity of the facility for an additional three years. This amendment substantially reduces our existing borrowing and letter of credit costs and relaxes some of the covenants in the Credit Facility. We also expanded the size of our bank group to accommodate a much larger credit facility should it become useful. For a further discussion of this matter, see Note 11 to our Condensed Consolidated Financial Statements, captioned "Long-Term Debt".

     We also had a mortgage loan facility that had a balance of $17,556,000 at June 30, 2004 and $22,000,000 at December 31, 2003. We
prepaid this facility in full from cash on hand on July 14, 2004.

     At June 30, 2004, our long-term debt, net of current portion, was 58.5% of total capital (long-term debt, net of current portion, plus total stockholders' equity). At December 31, 2003, it was 71.8%. Our net debt (long-term debt, net of current portion, less cash and cash equivalents) to total capitalization percentage at June 30, 2004, was 56.6%. At December 31, 2003, this percentage was 70.2%.

     Our credit facility and the indentures governing our notes contain restrictive covenants and other terms and conditions that if not maintained, if violated, or if certain conditions are met, could result in default, affect our ability to borrow funds, make certain payments, or engage in certain activities. A default under any of the notes or the credit facility could cause such debt, and by reason of cross-default provisions, our other debt to become immediately due and payable. If we are unable to repay such amounts, the lenders under our credit facility, could proceed against the collateral granted to them to secure that debt. If those lenders accelerate the payment of the credit facility, we cannot provide assurance that our assets would be sufficient to pay that debt and other debt or that we would be able to refinance such debt or borrow more money on terms acceptable to us, if at all. Our ability to comply with the covenants, and other terms and conditions, of the indentures and the credit facility may be affected by many events beyond our control, and we cannot provide assurance that our operating results will be sufficient to allow us to comply with the covenants.

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

     As is discussed in more detail in Note 11 to our Condensed
Consolidated Financial Statements included in Part I, Item 1, we completed a refinancing of a portion of our long-term debt in the second quarter of 2004. As part of the refinancing, we completed the following:

     - a tender offer and consent solicitation of our 9% senior subordinated notes due 2007;
     -  a redemption of the 9% notes not tendered in the tender offer;
     -  the sale of $150,000,000 of 8% senior subordinated notes due 2014;
     -  the sale of 3,283,300 shares of our common stock;

     - the prepayment of the outstanding balance on our mortgage loan facility; and
     -  the renegotiation of our revolving credit facility.

     This refinancing should reduce our annual after tax interest expense by approximately $6,300,000 in comparison to the 2003 level, assuming no future borrowings on our revolving credit facility.

     In connection with these transactions, we incurred and expensed $10,875,000 of costs associated with early debt extinguishment, and we wrote-off $4,885,000 of previously deferred financing costs and original issue discount. We also incurred additional costs that have been deferred and are being amortized over the term of the 8% notes.

     We also incurred financing costs in connection with our credit facility that have been deferred and are being amortized over the term of the facility.

CASH FLOW FROM OPERATIONS

Our operating cash flows decreased by $1,382,000 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This resulted primarily from increases in the first half of 2004 in cash used by working capital items, partially offset by an increase in net earnings before depreciation and amortization, amortization of financing costs, deferred income taxes, and deferred crude oil purchase discounts.

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

     Working capital at June 30, 2004 consisted of current assets of $256,506,000 and current liabilities of $152,707,000, or a current ratio of 1.68:1. At December 31, 2003, the current ratio was 1.63:1, with current assets of $251,807,000 and current liabilities of $154,408,000.

     Current assets increased in the first half of 2004 by $4,699,000, primarily due to increases in accounts receivable. These increases were offset, in part, by decreases in inventories and cash and cash equivalents. Cash and cash equivalents at July 31, 2004 were approximately $25,000,000.

     Accounts receivable increased in the first half of 2004 primarily due to higher trade receivables, due in part to higher finished product selling prices and volumes sold.

     Inventories decreased in the first half of 2004 primarily due to:

     -  decreases in onsite crude oil volumes at our Yorktown refinery;
        and
     - decreases in Four Corners, Phoenix Fuel and terminal refined product volumes.

     These decreases were offset, in part, by:

     -  increases in crude oil and refined product prices; and
     -  increases in crude oil volumes at the Four Corners refineries.

     Current liabilities decreased in the first half of 2004 by $1,701,000, primarily due to decreases in accounts payable and accrued expenses, offset by an increase in our current portion of long-term debt.

     Accrued expenses decreased in the first half of 2004 primarily due to lower accrued interest payable, lower fuel and petroleum products taxes payable, lower accruals related to the 401(k) and ESOP plans, partially offset by higher income tax accruals and accrued payroll and vacation pay.

CAPITAL EXPENDITURES AND RESOURCES

     Net cash used in investing activities for capital expenditures totaled approximately $26,678,000 and $5,989,000 for the six months ended June 30, 2004 and 2003, respectively. Expenditures for 2004 include $9,321,000 of costs that were capitalized as construction-in-progress due to the Ciniza fire incident, and $6,609,000 of "turnaround" costs that were capitalized. The remainder of these expenditures primarily were for operational and environmental projects for the refineries, Phoenix Fuel and retail operations. Expenditures for 2003 primarily were for turnaround expenditures at the Yorktown refinery and operational and environmental projects for the refineries and retail operations.

     We received proceeds of approximately $5,929,000 from the sale of property, plant and equipment and other assets in the first half of 2004 and $9,347,000 in the first half of 2003. We received approximately $6,531,000 of proceeds from the sale of 40 acres of vacant land known as the Jomax property and three other service stations/convenience stores. Proceeds received in the first half of 2003 were primarily from the sale of our Giant Travel Center, including its related inventories, to Pilot Travel Centers LLC for approximately $6,311,000. The remaining proceeds for 2003 were from the sale of property, plant and equipment and other assets.

     Subsequent to June 30, 2004, we sold two pieces of vacant land and two service stations/convenience stores for approximately $1,316,600, net of expenses.

     We continue to monitor and evaluate our assets and may sell additional non-strategic or underperforming assets that we identify as circumstances allow. We also continue to evaluate potential acquisitions in our strategic markets, including lease arrangements.

     As part of the Yorktown acquisition, we agreed to pay earn-out payments, up to a maximum of $25,000,000, to the sellers, beginning in 2003 and concluding at the end of 2005 based upon certain market value factors. For the six months ended June 30, 2004 and 2003, we paid $11,695,000 and $5,475,000, respectively, in earn-outs under the purchase agreement. Total earn-out payments through June 30, 2004 were $20,549,000.

     On April 8, 2004, we had a fire in the alkylation unit at our Ciniza refinery, requiring us to temporarily shutdown all of the operating units at the refinery. As a result of this incident, a major repair and upgrade shutdown (known as a "turnaround") that was scheduled for April 17, 2004 was accelerated and completed. See Note 12 to our Condensed Consolidated Financial Statements included in Part I, Item 1 for a further discussion of this matter.

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

     In the first half of 2003, we entered into various crude oil futures contracts in order to economically hedge crude oil inventories and purchases for the Yorktown refinery operations. For the six months ended June 30, 2003, we recognized losses on these contracts of approximately $1,594,000 in cost of products sold. These transactions did not qualify for hedge accounting in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, and accordingly were marked to market each month. There were no similar transactions in the first half of 2004, and there were no open crude oil futures contracts or other commodity derivative contracts at June 30, 2004.

     Our credit facility is floating-rate debt tied to various short-term indices. As a result, our annual interest costs associated with this debt may fluctuate. At June 30, 2004, there were no direct borrowings outstanding under this facility.

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

ENVIRONMENTAL, HEALTH AND SAFETY

     Federal, state and local laws and regulations relating to health, safety and the environment affect nearly all of our operations. As is the case with other companies engaged in our industries, we face significant exposure from actual or potential claims and lawsuits, brought by either governmental authorities or private parties, alleging non-compliance with environmental, health, and safety laws and regulations, or property damage or personal injury caused by the environmental, health, or safety impacts of current or historic operations. These matters include soil and water contamination, air pollution, and personal injuries or property damage allegedly caused by substances manufactured, handled, used, released, or disposed of by us or by our predecessors.

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

     Rules and regulations implementing federal, state and local laws relating to the environment, health, and safety will continue to affect our operations. We cannot predict what new environmental, health, or safety legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or enforced with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could have an adverse effect on our financial position and the results of our operations and could require substantial expenditures by us for, among other things:

     - the installation and operation of refinery equipment, pollution control systems and other equipment not currently possessed by us;
     - the acquisition or modification of permits applicable to our activities; and
     -  the initiation or modification of clean-up activities.

OTHER

     We continue to negotiate jointly with the New Mexico Environment Department and the U.S. Environmental Protection Agency in conjunction with alleged air quality violations at our Ciniza and Bloomfield refineries. For a further discussion of this matter, see Note 12 to our Condensed Consolidated Financial Statements, captioned "Commitments and Contingencies".

     A fire occurred at our Ciniza refinery on April 8, 2004 in the alkylation unit that produces high octane blending stock for gasoline. Repairs to the alkylation unit are in process, but it is not yet back in service. The fire is currently under investigation by the Occupational Health and Safety Bureau of the New Mexico Environment Department and by the U.S. Chemical Safety and Hazard Investigation Board. For a further discussion of this matter, see Note 12 to our Condensed Consolidated Financial Statements, captioned "Commitments and Contingencies".

     The Occupational Health and Safety Bureau of the New Mexico
Environment Department has issued safety regulations that could require us to incur additional expenses for security at our retail stores. These regulations may be subject to legal challenge. For a further discussion of this matter, see Note 12 to our Condensed Consolidated Financial
Statements, captioned "Commitments and Contingencies".

     The trustee in the James E. Acridge bankruptcy proceeding has advised us the bankruptcy estate may have potential claims against us. We have evaluated the trustee's contentions and do not believe that the potential claims have any merit. For a further discussion of matters relating to James E. Acridge, our former President, Chief Executive Officer, and Chairman of the Board, see Note 12 to our Condensed Consolidated Financial Statements, captioned "Commitments and Contingencies".

     Our Ciniza and Bloomfield refineries continue to be affected by reduced crude oil production in the Four Corners area. The Four Corners basin is a mature production area and, as a result, is subject to a natural decline in production over time. This natural decline is being offset to some extent by new drilling, field workovers, and secondary recovery projects, which have resulted in additional production from existing reserves.

     As a result of the declining production of crude oil in the Four Corners area in recent years, we have not been able to cost-effectively obtain sufficient amounts of crude oil to operate our Four Corners refineries at full capacity. Crude oil utilization rates for our Four Corners refineries have declined from approximately 67% for 2003 to approximately 60% for the first six months of 2004. Our current projections of Four Corners crude oil production indicate that our crude oil demand will exceed the crude oil supply that is available from local sources for the foreseeable future and that our crude oil capacity utilization rates at our Four Corners refineries will continue to decline. If additional crude oil or other refinery feedstocks become available in the future, we may increase production runs at our Four Corners refineries depending on the demand for finished products and the refining margins attainable. To that end, we continue to assess short-term and long-term options to address the continuing decline in Four Corners crude oil production. The options being considered include:

     - evaluating potentially economic sources of crude oil produced outside the Four Corners area, including ways to reduce raw material transportation costs to our refineries;
     -  evaluating ways to encourage further production in the Four
        Corners area;
     - changing equipment operation/configuration at one or both refineries to further the integration of the two refineries and reduce fixed costs; and
     - with sufficient further decline in raw material supply, temporarily, partially or permanently discontinue of operations at one of these refineries.

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

     We are aware of a number of actions, proposals or industry discussions regarding product pipeline projects that could impact portions of our marketing areas. The completion of some or all of these projects would result in increased competition by increasing the amount of refined products potentially available in our markets, as well as improving competitor access to these areas. It also could result in new opportunities for us, as we are a net purchaser of refined products in some of these areas. We were informed that the Longhorn Pipeline project that runs from Houston, Texas to El Paso, Texas and connects the Chevron pipeline to the Albuquerque area and to the Kinder-Morgan pipeline to the Phoenix and Tucson, Arizona markets had a planned start-up date of June 2004. We believe, however, that operational problems have delayed the start-up. In view of this and past postponements of previously announced start-up dates, we do not know if the Longhorn Pipeline will begin operation in 2004 or at all.

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

FORWARD-LOOKING STATEMENTS

     This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934. These statements are included throughout this report, including in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements relate to projections of capital expenditures and other financial items. These statements also relate to, among other things, our business strategy, goals and expectations concerning our market position, future operations, acquisitions, dispositions, margins, profitability, liquidity and capital resources. We have used the words "believe," "expect," "anticipate," "estimate," "could," "plan," "intend," "may," "project," "predict," "will" and similar terms and phrases to identify forward-looking statements in this report.

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

     - our ability to successfully manage the liabilities, including environmental liabilities, that we assumed in the Yorktown acquisition;

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

     - our ability to adequately control capital and operating expenses, including the cost to comply with the Sarbanes-Oxley Act;

     - the risk of increased costs resulting from employee matters, including unionization efforts and increased employee benefit costs;

     - state, federal or tribal legislation or regulation, or findings by a regulator with respect to our operations, including the impact of government-mandated specifications for gasoline and diesel fuel on our operations;

     -  unplanned or extended shutdowns in refinery operations;

     - the risk that we will not be able to repair and start-up the alkylation unit at the Ciniza refinery in the near future;

     - the risk that we will not remain in compliance with covenants, and other terms and conditions, contained in our notes and our credit facility;

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

     - the risk that costs associated with environmental projects, including costs associated with EPA's national refinery enforcement program, will be higher than currently estimated; and

     - other risks described elsewhere in this report or described from time to time in our other filings with the Securities and Exchange Commission.

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

ITEM 4. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures

          In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective as of the date of that evaluation.

     (b)  Change in Internal Control Over Financial Reporting

          During the first half of 2004, Deloitte & Touche LLP informed us that they had identified two reportable conditions in the design of our internal controls. The conditions, which were not material weaknesses, were related to our corporate accounting review process and our information systems.

          In respect to our corporate accounting review processes, certain analyses are prepared outside of our corporate accounting department, and are provided to our corporate accounting department as the basis for significant accounting adjustments or account balances. Certain audit adjustments were necessary to correctly state accounts related to vacation pay and loan fee amortization at December 31, 2003. Other analyses required extensive review of amounts recorded. We have implemented and continue to implement corrective actions and organizational changes to correct this condition.

          With regard to our information systems, we were advised to improve our general computer controls related to program changes and access security. In addition, we were advised to prepare and implement a plan to replace our VAX processing platform, which processes invoicing, crude leasing accounting, drivers' payroll and tank inventory, because it is no longer supported by the vendor and poses processing continuity risks. The VAX processing platform was replaced by a new technology platform in June 2004. We believe we have strengthened mitigating controls and procedures in place and have implemented policies and procedures to enhance access security.

          We do not yet know whether the mitigating controls and procedures and the corrective actions and organizational changes will be adequate.

                                PART II

                           OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are a party to ordinary routine litigation incidental to our business, as well as other litigation more fully described in Note 12 to the Condensed Consolidated Financial Statements set forth in Part I, Item 1, and the discussion of certain contingencies contained in Part I, Item 2, under the heading "Liquidity and Capital Resources - Other."

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     On April 13, 2004, we made an offer to purchase for cash all $150,000,000 aggregate principal amount outstanding of our 9% senior subordinated notes due 2007 (the "9% notes"). The offer included a consent solicitation for amendments to the indenture governing the notes. In the consent solicitation, we asked the holders of the notes to consent to proposed amendments to the indenture governing the notes to eliminate substantially all of the restrictive covenants in the indenture. The consent solicitation expired on April 26, 2004, and on that date we had received sufficient consents to make the proposed amendments. As a result, on April 26, 2004, we executed a supplemental indenture implementing the proposed amendments. The amendments became operative on May 3, 2004, when we repurchased the notes tendered through that date and paid the consideration for the consents. On June 11, 2004, we completed the repurchase and redemption of all of our outstanding 9% notes.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.1* Third Amended and Restated Credit Agreement, dated July 15, 2004, among Giant Industries, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent and as Issuing Bank, and the lenders parties thereto.

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

(b)  Reports on Form 8-K: We filed the following reports on Form
     8-K during the quarter for which this report is being filed and subsequently:

     (i) On April 8, 2004, we filed a Form 8-K dated April 8, 2004, containing a press release announcing that a fire had occurred at our Ciniza refinery.

     (ii) On April 29, 2004, we filed a Form 8-K dated April 29, 2004, containing (1) a supplemental indenture to our $150,000,000 senior subordinated notes due 2007, (2) a press release about our tender offer and consent solicitation, (3) a press release about the pricing of our common stock offering, and (4) a press release about the pricing of our offering of 8% senior subordinated notes due 2014.

     (iii) On May 13, 2004, we filed a Form 8-K dated May 13, 2004, containing a press release detailing our earnings for the three months ended March 31, 2004.

     (iv)  On August 10, 2004, we filed a Form 8-K dated August 9,
           2004, containing a press release detailing our earnings for the three months ended June 30, 2004.

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2004 to be signed on its behalf by the undersigned thereunto duly authorized.

                         GIANT INDUSTRIES, INC.


                         /s/ MARK B. COX
                         ---------------------------------------------
                         Mark B. Cox, Executive Vice President, Treasurer,
Chief Financial Officer and Assistant Secretary,
on behalf of the Registrant and as the
Registrant's Principal Financial Officer

Date: August 11, 2004




































                                   65
54