Form 10-Q
period 2004-09-30
GIANT INDUSTRIES INC
filed 2004-11-15
CIK 856465

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004

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

                              Yes [ ]    No [X]

Number of Common Shares outstanding at November 1, 2004: 12,328,901 shares.

                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                     INDEX


PART I  - FINANCIAL INFORMATION.......................................   1

Item 1  - Financial Statements........................................   1

          Condensed Consolidated Balance Sheets September 30,
          2004 and December 31, 2003 (Unaudited)......................   1

          Condensed Consolidated Statements of Earnings
          for the Three and Nine Months Ended September 30, 2004
          and 2003 (Unaudited)........................................   2

          Condensed Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 2004
          and 2003 (Unaudited)........................................   3

          Notes to Condensed Consolidated Financial Statements
          (Unaudited).................................................. 4-41

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations............... 42-62

Item 3  - Quantitative and Qualitative Disclosures
          About Market Risk...........................................  62

Item 4  - Controls and Procedures.....................................  63

PART II - OTHER INFORMATION...........................................  64

Item 1  - Legal Proceedings...........................................  64

Item 6  - Exhibits and Reports on Form 8-K............................  64

SIGNATURE.............................................................  65

                                           PART I
                                   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
                     (In thousands, except shares and per share data)

                                                             September 30,    December 31,
                                                                 2004             2003
                                                             -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.............................      $  34,287        $  27,263
  Receivables, net......................................         99,690           82,788
  Inventories...........................................        109,194          133,621
  Prepaid expenses and other............................          9,327            8,030
                                                              ---------        ---------
    Total current assets................................        252,498          251,702
                                                              ---------        ---------
Property, plant and equipment...........................        654,608          628,718
Less accumulated depreciation and amortization..........       (256,932)        (235,539)
                                                              ---------        ---------
                                                                397,676          393,179
                                                              ---------        ---------
Goodwill................................................         40,314           24,578
Assets held for sale....................................            533            5,190
Other assets............................................         23,963           25,005
                                                              ---------        ---------
                                                              $ 714,984        $ 699,654
                                                              =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.....................      $       -        $  11,128
  Accounts payable......................................         95,081           86,651
  Accrued expenses......................................         57,139           56,629
                                                              ---------        ---------
    Total current liabilities...........................        152,220          154,408
                                                              ---------        ---------
Long-term debt, net of current portion..................        292,638          355,601
Deferred income taxes...................................         31,500           28,039
Other liabilities and deferred income...................         23,286           22,170

Commitments and contingencies (notes 11 and 12)

Stockholders' equity:
  Common stock, par value $.01 per share,
    50,000,000 shares authorized, 16,078,381 and
    12,537,535 shares issued............................            161              126
  Additional paid-in capital............................        135,036           74,660
  Retained earnings.....................................        116,597          101,104
                                                              ---------        ---------
                                                                251,794          175,890
  Less common stock in treasury - at cost,
    3,751,980 shares....................................        (36,454)         (36,454)
                                                              ---------        ---------
    Total stockholders' equity..........................        215,340          139,436
                                                              ---------        ---------
                                                              $ 714,984        $ 699,654
                                                              =========        =========

See accompanying notes to our Condensed Consolidated Financial Statements.

                                             1

                           GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                         (Unaudited)
                            (In thousands, except per share data)

                                                       Three Months Ended      Nine Months Ended
                                                         September 30,           September 30,
                                                     ---------------------   -----------------------
                                                        2004        2003        2004        2003
                                                     ---------   ---------   ----------   ----------
Net revenues......................................   $ 642,370   $ 472,275   $1,837,084   $1,359,708
Cost of products sold (excluding depreciation
  amortization)...................................     564,506     388,831    1,582,515    1,135,511
                                                     ---------   ---------   ----------   ----------
Gross margin......................................      77,864      83,444      254,569      224,197
Operating expenses................................      42,119      42,046      129,749      122,088
Depreciation and amortization.....................       9,016       9,314       27,318       27,731
Selling, general and administrative expenses......      10,110       8,124       28,361       22,419
Net (gain) loss on disposal/write-down of assets,
  including assets held for sale..................        (907)        151         (327)         369
Gain from insurance settlement of fire incident...        (958)          -         (958)           -
                                                     ---------   ---------   ----------   ----------
Operating income..................................      18,484      23,809       70,426       51,590
Interest expense..................................      (7,173)     (9,657)     (25,222)     (29,679)
Costs associated with early debt extinguishment...           -           -      (10,875)           -
Amortization/write-off of financing costs.........      (1,013)     (1,202)      (7,827)      (3,591)
Interest and investment income....................          57           -          138           81
                                                     ---------   ---------   ----------   ----------
Earnings from continuing operations
  before income taxes.............................      10,355      12,950       26,640       18,401
Provision for income taxes........................       4,347       5,257       10,978        7,499
                                                     ---------   ---------   ----------   ----------
Earnings from continuing operations
  before discontinued operations and
    cumulative effect of change
    in accounting principle.......................       6,008       7,693       15,662       10,902

Loss from discontinued operations, net of income
  tax benefit of $13, $102, $105 and $370.........         (21)       (164)        (169)        (596)

Cumulative effect of change in accounting
  principle, net of income tax benefit of $468....           -           -            -         (704)
                                                     ---------   ---------   ----------   ----------
Net earnings......................................   $   5,987   $   7,529   $   15,493   $    9,602
                                                     =========   =========   ==========   ==========
Earnings (loss) per common share:
  Basic
    Continuing operations.........................   $    0.49   $    0.88   $     1.46   $     1.25
    Discontinued operations.......................           -       (0.02)       (0.02)       (0.07)
    Cumulative effect of change
      in accounting principle.....................           -           -            -        (0.08)
                                                     ---------   ---------   ----------   ----------
                                                     $    0.49   $    0.86   $     1.44   $     1.10
                                                     =========   =========   ==========   ==========
  Assuming dilution
    Continuing operations.........................   $    0.48   $    0.87   $     1.43   $     1.24
    Discontinued operations.......................           -       (0.02)       (0.02)       (0.07)
    Cumulative effect of change
      in accounting principle.....................           -           -            -        (0.08)
                                                     ---------   ---------   ----------   ----------
                                                     $    0.48   $    0.85   $     1.41   $     1.09
                                                     =========   =========   ==========   ==========

See accompanying notes to our Condensed Consolidated Financial Statements.

                                             2

                             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                         (In thousands)
                                                                     Nine Months Ended
                                                                       September 30,
                                                                 -------------------------
                                                                    2004            2003
                                                                 ---------       ---------
Cash flows from operating activities:
  Net earnings..............................................     $  15,493       $   9,602
  Loss from discontinued operations, net....................           169             596
  Cumulative effect of change in accounting principle, net..             -             704
                                                                 ---------       ---------
  Net earnings from continuing operations...................        15,662          10,902

Adjustments to reconcile net earnings from continuing:
  operations to net cash provided by operating activities:
    Depreciation and amortization...........................        27,317          27,731
    Amortization/write-off of financing costs...............         7,827           6,108
    Deferred income taxes...................................         4,037           3,591
    Deferred crude oil purchase discounts...................         2,051               -
    Net (gain) loss on the disposal/write-down of assets,
      including assets held for sale........................          (327)            369
   (Gain) from insurance settlement of fire incident........          (958)              -
    Income tax benefit from exercise of stock options.......           718               -
    Changes in operating assets and liabilities
      (Increase) decrease in receivables....................       (16,829)            909
      Decrease (increase) in inventories....................        24,422          (4,911)
      Decrease in prepaid expenses..........................         1,367           4,138
      (Increase) in other assets............................        (2,904)           (699)
      Increase (decrease) in accounts payable...............         8,431          (1,268)
      Increase in accrued expenses..........................           292           4,849
      Increase in other liabilities.........................           765             234
                                                                 ---------       ---------
Net cash provided by operating activities...................        71,871          51,953
                                                                 ---------       ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment.................       (39,842)        (11,590)
  Proceeds from assets held for sale and
    discontinued operations.................................         8,055           1,360
  Yorktown refinery acquisition contingent payment..........       (15,300)         (8,120)
  Net proceeds from insurance settlement of fire incident...         3,032               -
  Proceeds from sale of property, plant and equipment
    and other assets........................................         2,972           9,900
                                                                 ---------       ---------
Net cash used in investing activities.......................       (41,083)         (8,450)
                                                                 ---------       ---------
Cash flows from financing activities:
  Payments of long-term debt................................      (205,616)        (12,947)
  Payments on line of credit................................       (17,573)       (121,000)
  Proceeds from line of credit..............................             -          96,000
  Proceeds from issuance of long-term debt..................       147,467               -
  Net proceeds from issuance of common stock................        57,374               -
  Proceeds from exercise of stock options...................         1,418               -
  Deferred financing costs..................................        (6,834)            (50)
                                                                 ---------       ---------
Net cash used in financing activities.......................       (23,764)        (37,997)
                                                                 ---------       ---------
Net increase in cash and cash equivalents...................         7,024           5,506
  Cash and cash equivalents:
    Beginning of period.....................................        27,263          10,168
                                                                 ---------       ---------
    End of period...........................................     $  34,287       $  15,674
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

See accompanying notes to our Condensed Consolidated Financial Statements.

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

Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, hereafter referred to as generally accepted accounting principles, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included. These adjustments and reclassifications are of a normal recurring nature, with the exception of the cumulative effect of a change in accounting for asset retirement obligations (see Note 4), discontinued operations (see Note 6), and costs and write-offs related to early debt extinguishment (see Note 11). Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     We have made certain reclassifications to our 2003 financial statements and notes to conform to the financial statement classifications used in the current year. These reclassifications relate primarily to discontinued operations reporting. These reclassifications had no effect on reported earnings or stockholders' equity.

NOTE 2 - STOCK-BASED EMPLOYEE COMPENSATION:

     We have a stock-based employee compensation plan that is more fully described in Note 18 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. We account for this plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. We use the intrinsic value method to account for stock-based employee compensation. The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                   Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                   ------------------    ------------------
                                     2004       2003       2004       2003
                                   -------    -------    -------    -------
                                     (In thousands, except per share data)
Net earnings, as reported.......   $ 5,987    $ 7,529    $15,493    $ 9,602
Add: Stock-based employee
  compensation expense included
  in reported net income, net
  of related tax effect.........         -          -          -          -
Deduct: Total stock-based
  employee compensation
  expense determined under the
  fair value based method for
  all awards, net of related
  tax effect....................       (24)       (74)      (123)      (167)
                                   -------    -------    -------    -------
Pro forma net earnings..........   $ 5,963    $ 7,455    $15,370    $ 9,435
                                   =======    =======    =======    =======

Earnings per share:
  Basic - as reported...........   $  0.49    $  0.86    $  1.44    $  1.10
                                   =======    =======    =======    =======
  Basic - pro forma.............   $  0.49    $  0.85    $  1.44    $  1.08
                                   =======    =======    =======    =======
  Diluted - as reported.........   $  0.48    $  0.85    $  1.41    $  1.09
                                   =======    =======    =======    =======
  Diluted - pro forma...........   $  0.48    $  0.84    $  1.40    $  1.07
                                   =======    =======    =======    =======

NOTE 3 - BUSINESS SEGMENTS:

     We are organized into three business segments based on manufacturing and marketing criteria. These segments are the refining group, the retail group and Phoenix Fuel. Our operations that are not included in any of the three segments are included in the category "Other" and are then allocated to the business segments. These operations consist primarily of corporate staff operations.

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

     A description of each segment and its principal products follows:

REFINING GROUP

     Our refining group operates our Ciniza and Bloomfield refineries in the Four Corners area of New Mexico and the Yorktown refinery in Virginia. It also operates a crude oil gathering pipeline system in New Mexico, two finished products distribution terminals, and a fleet of crude oil and finished product trucks. Our three refineries make various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. We also acquire finished products through exchange agreements and purchase agreements with various suppliers. We sell these products through our service stations, independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies. We purchase crude oil, other feedstocks, and blending components from various suppliers.

RETAIL GROUP

     Our retail group operates service stations, which include convenience stores or kiosks. Our service stations sell various grades of gasoline, diesel fuel, general merchandise, including tobacco and alcoholic and nonalcoholic beverages, and food products to the general public. Our refining group or Phoenix Fuel supplies the gasoline and diesel fuel our retail group sells. We purchase general merchandise and food products from various suppliers. At September 30, 2004, we operated 125 service stations with convenience stores or kiosks.

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

     Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three months ended September 30, 2004 and 2003, are presented below.

                                                 As of and for the Three Months Ended September 30, 2004
                                            ----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            ----------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $116,983
    Yorktown operations..................    234,744
                                            --------
    Total................................   $351,727  $ 63,121  $149,543  $      -   $       -    $  564,391
  Merchandise and lubricants.............          -    36,276     8,393         -           -        44,669
  Other..................................     29,170     3,539       506       154           -        33,369
                                            --------  --------  --------  --------   ---------    ----------
    Total................................    380,897   102,936   158,442       154           -       642,429
                                            --------  --------  --------  --------   ---------    ----------
Intersegment net revenues:
  Finished products......................     50,653         -    14,883         -     (65,536)            -
  Other..................................      3,887         -         -         -      (3,887)            -
                                            --------  --------  --------  --------   ---------    ----------
    Total................................     54,540         -    14,883         -     (69,423)            -
                                            --------  --------  --------  --------   ---------    ----------
Total net revenues.......................    435,437   102,936   173,325       154     (69,423)      642,429
Less net revenues of discontinued
  operations.............................          -       (59)        -         -           -           (59)
                                            --------  --------  --------  --------   ---------    ----------
Net revenues of continuing operations....   $435,437  $102,877  $173,325  $    154   $ (69,423)   $  642,370
                                            ========  ========  ========  ========   =========    ==========
Operating income (loss):
  Four Corners operations................   $  8,150
  Yorktown operations....................     11,652
                                            --------
Total operating income (loss) before
  corporate allocation...................   $ 19,802  $  1,428  $  2,216  $ (6,879)  $   1,883    $   18,450
Corporate allocation.....................     (3,273)   (1,895)     (574)    5,742           -             -
                                            --------  --------  --------  --------   ---------    ----------
Total operating income (loss) after
  corporate allocation...................     16,529      (467)    1,642    (1,137)      1,883        18,450
Discontinued operations loss/(gain)......          -        52         -         -         (18)           34
                                            --------  --------  --------  --------   ---------    ----------
Operating income (loss)
  from continuing operations.............   $ 16,529  $   (415) $  1,642  $ (1,137)  $   1,865        18,484
                                            ========  ========  ========  ========   =========
Interest expense.........................                                                             (7,173)
Amortization and write-offs of
  financing costs........................                                                             (1,013)
Interest income..........................                                                                 57
                                                                                                  ----------
Earnings from continuing operations
  before income taxes....................                                                         $   10,355
                                                                                                  ==========
Depreciation and amortization:
  Four Corners operations................   $  4,045
  Yorktown operations....................      2,275
                                            --------
    Total................................   $  6,320  $  2,119  $    380  $    211   $       -    $    9,030
    Less discontinued operations.........          -       (14)        -         -           -           (14)
                                            --------  --------  --------  --------   ---------    ----------
    Continuing operations................   $  6,320  $  2,105  $    380  $    211   $       -    $    9,016
                                            ========  ========  ========  ========   =========    ==========
Total assets.............................   $471,659  $107,278  $ 85,719  $ 50,328   $       -    $  714,984
Capital expenditures.....................   $ 16,438  $    919  $    500  $    135   $       -    $   17,992
Yorktown refinery acquisition
  contingent payment.....................   $  3,605  $      -  $      -  $      -   $       -    $    3,605

                                                 As of and for the Three Months Ended September 30, 2003
                                            ----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            ----------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $ 72,194
    Yorktown operations..................    201,722
                                            --------
    Total................................   $273,916  $ 51,316  $100,718  $      -   $       -    $  425,950
  Merchandise and lubricants.............          -    35,387     6,559         -           -        41,946
  Other..................................      3,154     3,916       265        60           -         7,395
                                            --------  --------  --------  --------   ---------    ----------
    Total................................    277,070    90,619   107,542        60           -       475,291
                                            --------  --------  --------  --------   ---------    ----------
Intersegment net revenues:
  Finished products......................     43,579         -    12,512         -     (56,091)            -
  Other..................................      7,669         -         -         -      (7,669)            -
                                            --------  --------  --------  --------   ---------    ----------
    Total................................     51,248         -    12,512         -     (63,760)            -
                                            --------  --------  --------  --------   ---------    ----------
Total net revenues.......................    328,318    90,619   120,054        60     (63,760)      475,291
Less net revenues of discontinued
  operations.............................          -    (3,016)        -         -           -        (3,016)
                                            --------  --------  --------  --------   ---------    ----------
Net revenues of continuing operations....   $328,318  $ 87,603  $120,054  $     60   $ (63,760)   $  472,275
                                            ========  ========  ========  ========   =========    ==========
Operating income (loss):
  Four Corners operations................   $ 13,269
  Yorktown operations....................     10,540
                                            --------
Total operating income (loss) before
  corporate allocation...................   $ 23,809  $  4,153  $  2,101  $ (6,147)  $    (373)   $   23,543
Corporate allocation.....................     (2,973)   (1,721)     (522)    5,216           -             -
                                            --------  --------  --------  --------   ---------    ----------
Total operating income (loss) after
  corporate allocation...................     20,836     2,432     1,579      (931)       (373)       23,543
Discontinued operations loss/(gain)......          -        44         -         -         222           266
                                            --------  --------  --------  --------   ---------    ----------
Operating income (loss)
  from continuing operations.............   $ 20,836  $  2,476  $  1,579  $   (931)  $    (151)       23,809
                                            ========  ========  ========  ========   =========
Interest expense.........................                                                             (9,657)
Amortization and write-offs of
  financing costs........................
(1,202)
                                                                                                  ----------
Earnings from continuing operations
  before income taxes....................                                                         $   12,950
                                                                                                  ==========
Depreciation and amortization:
  Four Corners operations................   $  3,969
  Yorktown operations....................      2,064
                                            --------
    Total................................   $  6,033  $  2,518  $    435  $    405   $       -    $    9,391
    Less discontinued operations.........          -       (77)        -         -           -           (77)
                                            --------  --------  --------  --------   ---------    ----------
    Continuing operations................   $  6,033  $  2,441  $    435  $    405   $       -    $    9,314
                                            ========  ========  ========  ========   =========    ==========
Total assets.............................   $439,880  $115,642  $ 67,111  $ 60,853   $       -    $  683,486
Capital expenditures.....................   $    567  $    490  $    271  $    112   $       -    $    1,440
Yorktown refinery acquisition
  contingent payment.....................   $  2,645  $      -  $      -  $      -   $       -    $    2,645

     Disclosures regarding our reportable segments with reconciliations to consolidated totals for the nine months ended September 30, 2004 and 2003, are presented below.

                                                 As of and for the Nine Months Ended September 30, 2004
                                            ------------------------------------------------------------------
                                            Refining     Retail   Phoenix            Reconciling
                                              Group      Group      Fuel     Other      Items     Consolidated
                                            ------------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $  306,735
    Yorktown operations..................      742,013
                                            ----------
    Total................................   $1,048,748  $172,295  $427,261  $      -   $       -    $1,648,304
  Merchandise and lubricants.............            -   101,661    23,989         -           -       125,650
  Other..................................       51,508    11,171     1,430       487           -        64,596
                                            ----------  --------  --------  --------   ---------    ----------
    Total................................    1,100,256   285,127   452,680       487           -     1,838,550
                                            ----------  --------  --------  --------   ---------    ----------
Intersegment net revenues:
  Finished products......................      154,314         -    45,944         -    (200,258)            -
  Other..................................       11,653         -         -         -     (11,653)            -
                                            ----------  --------  --------  --------   ---------    ----------
    Total................................      165,967         -    45,944         -    (211,911)            -
                                            ----------  --------  --------  --------   ---------    ----------
Total net revenues.......................    1,266,223   285,127   498,624       487    (211,911)    1,838,550
Less net revenues of discontinued
  operations.............................            -    (1,466)        -         -           -       (1,466)
                                            ----------  --------  --------  --------   ---------    ----------
Net revenues of continuing operations....   $1,266,223  $283,661  $498,624  $    487   $(211,911)   $1,837,084
                                            ==========  ========  ========  ========   =========    ==========
Operating income (loss):
  Four Corners operations................   $   28,014
  Yorktown operations....................       47,899
                                            ----------
Total operating income (loss) before
  corporate allocation...................   $   75,913  $  5,030  $  7,290  $(19,402)  $   1,321    $   70,152
Corporate allocation.....................       (9,359)   (5,418)   (1,642)   16,419           -             -
                                            ----------  --------  --------  --------   ---------    ----------
Total operating income (loss) after
  corporate allocation...................       66,554      (388)    5,648    (2,983)      1,321        70,152
Discontinued operations loss/(gain)......            -       310         -         -         (36)          274
                                            ----------  --------  --------  --------   ---------    ----------
Operating income (loss)
  from continuing operations.............   $   66,554  $    (78) $  5,648  $ (2,983)  $   1,285        70,426
                                            ==========  ========  ========  ========   =========
Interest expense.........................                                                              (25,222)
Costs associated with early debt
  extinguishment.........................                                                              (10,875)
Amortization and write-offs of
  financing costs........................                                                               (7,827)
Interest income..........................                                                                  138
                                                                                                    ----------
Earnings from continuing operations
  before income taxes....................                                                           $   26,640
                                                                                                    ==========
Depreciation and amortization:
  Four Corners operations................   $   12,120
  Yorktown operations....................        6,667
                                            ----------
    Total................................   $   18,787  $  6,792  $  1,204  $    647   $       -    $   27,430
    Less discontinued operations.........            -      (112)        -         -           -          (112)
                                            ----------  --------  --------  --------   ---------    ----------
    Continuing operations................   $   18,787  $  6,680  $  1,204  $    647   $       -    $   27,318
                                            ==========  ========  ========  ========   =========    ==========
Total assets.............................   $  471,659  $107,278  $ 85,719  $ 50,328   $       -    $  714,984
Capital expenditures.....................   $   36,673  $  1,616  $  1,293  $    260   $       -    $   39,842
Yorktown refinery acquisition
  contingent payment.....................   $   15,300  $      -  $      -  $      -   $       -    $   15,300

                                                 As of and for the Nine Months Ended September 30, 2003
                                            ----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            ----------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $218,836
    Yorktown operations..................    564,669
                                            --------
    Total................................   $783,505  $155,886  $294,941  $      -   $       -    $1,234,332
  Merchandise and lubricants.............          -   100,890    19,277         -           -       120,167
  Other..................................     18,242    11,843     1,253       270           -        31,608
                                            --------  --------  --------  --------   ---------    ----------
    Total................................    801,747   268,619   315,471       270           -     1,386,107
                                            --------  --------  --------  --------   ---------    ----------
Intersegment net revenues:
  Finished products......................    130,483         -    36,564         -    (167,047)            -
  Other..................................     15,876         -         -         -     (15,876)            -
                                            --------  --------  --------  --------   ---------    ----------
    Total................................    146,359         -    36,564         -    (182,923)            -
                                            --------  --------  --------  --------   ---------    ----------
Total net revenues.......................    948,106   268,619   352,035       270    (182,923)    1,386,107
Less net revenues of discontinued
  operations.............................          -   (26,399)        -         -           -       (26,399)
                                            --------  --------  --------  --------   ---------    ----------
Net revenues of continuing operations....   $948,106  $242,220  $352,035  $    270   $(182,923)   $1,359,708
                                            ========  ========  ========  ========   =========    ==========
Operating income (loss):
  Four Corners operations................   $ 35,488
  Yorktown operations....................     16,050
                                            --------
Total operating income (loss) before
  corporate allocation...................   $ 51,538  $ 10,025  $  5,991  $(16,105)  $    (825)   $   50,624
Corporate allocation.....................     (7,780)   (4,504)   (1,365)   13,649           -             -
                                            --------  --------  --------  --------   ---------    ----------
Total operating income (loss) after
  corporate allocation...................     43,758     5,521     4,626    (2,456)       (825)       50,624
Discontinued operations loss/(gain)......          -       510         -         -         456           966
                                            --------  --------  --------  --------   ---------    ----------
Operating income (loss)
  from continuing operations.............   $ 43,758  $  6,031  $  4,626  $ (2,456)  $    (369)       51,590
                                            ========  ========  ========  ========   =========
Interest expense.........................                                                            (29,679)
Amortization and write-offs of
  financing costs........................                                                             (3,591)
Interest income..........................                                                                 81
                                                                                                  ----------
Earnings from continuing operations
  before income taxes....................                                                         $   18,401
                                                                                                  ==========
Depreciation and amortization:
  Four Corners operations................   $ 11,927
  Yorktown operations....................      5,878
                                            --------
    Total................................   $ 17,805  $  8,128  $  1,336  $  1,093   $       -    $   28,362
    Less discontinued operations.........          -      (631)        -         -           -          (631)
                                            --------  --------  --------  --------   ---------    ----------
    Continuing operations................   $ 17,805  $  7,497  $  1,336  $  1,093   $       -    $   27,731
                                            ========  ========  ========  ========   =========    ==========
Total assets.............................   $439,880  $115,642  $ 67,111  $ 60,853   $       -    $  683,486
Capital expenditures.....................   $  9,929  $    864  $    604  $    193   $       -    $   11,590
Yorktown refinery acquisition
  contingent payment.....................   $  8,120  $      -  $      -  $      -   $       -    $    8,120

NOTE 4 - ASSET RETIREMENT OBLIGATIONS:

     On January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

     This statement requires that the fair value of a liability for an Asset Retirement Obligation ("ARO") be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated Asset Retirement Cost ("ARC") is capitalized as part of the carrying amount of the long-lived asset. To initially recognize our ARO liability, we capitalized the fair value, calculated as of the date the liability would have been recognized were SFAS No. 143 in effect at that time, of all ARO's that we identified. In accordance with SFAS No. 143, we also recognized the cumulative accretion and accumulated depreciation from the date the liability would have been recognized had the provisions of SFAS No. 143 been in effect, to January 1, 2003, the date we adopted SFAS No. 143. As a result, on January 1, 2003, we recorded an ARO liability of $2,198,000, ARC assets of $1,580,000 and related accumulated depreciation of $674,000. We also reversed a previously recorded asset retirement obligation of $120,000, and recorded a cumulative effect adjustment of $1,172,000 ($704,000 net of taxes). Our legally restricted assets that are set aside for purposes of settling ARO liabilities are less than $810,000. These assets are set aside to fund costs associated with the closure of certain solid waste management facilities. These ARO liabilities are included in "Other liabilities and deferred income" on our Condensed Consolidated Balance Sheets on page 1.

     We identified the following ARO's:

     1. Landfills - pursuant to Virginia law, the two solid waste management facilities at our Yorktown refinery must satisfy closure and post-closure care and financial responsibility requirements.

     2. Crude Pipelines - our right-of-way agreements generally require that pipeline properties be returned to their original condition when the agreements are no longer in effect. This means that the pipeline surface facilities must be dismantled and removed and certain site reclamation performed. We do not believe these right-of-way agreements will require us to remove the underground pipe upon taking the pipeline permanently out of service. Regulatory requirements, however, may mandate that out-of-service underground pipe be purged.

     3. Storage Tanks - we have a legal obligation under applicable law to remove or close in place all underground and aboveground storage tanks, both on owned property and leased property, once they are taken out of service. Under some lease arrangements, we also have committed to restore the leased property to its original condition.

     The following table reconciles the beginning and ending aggregate carrying amount of our ARO's for the nine month period ended September 30, 2004 and the year ended December 31, 2003, respectively.

                                          September 30,   December 31,
                                              2004            2003
                                          -------------   ------------
                                                 (In thousands)
Liability beginning of year...........       $2,223          $2,198
Liabilities incurred..................            9               -
Liabilities settled...................          (87)           (146)
Accretion expense.....................          153             171
                                             ------          ------
Liability end of period...............       $2,298          $2,223
                                             ======          ======

NOTE 5 - Goodwill and Other Intangible Assets:

     At September 30, 2004 and December 31, 2003, we had goodwill of $40,314,000 and $24,578,000, respectively.

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows:

                                         Refining    Retail    Phoenix
                                          Group      Group       Fuel      Total
                                         --------   -------    -------    -------
                                                    (In thousands)
Balance as of January 1, 2004..........  $ 5,379    $ 4,477    $14,722    $24,578
Yorktown refinery acquisition
  contingent consideration(a)..........   15,774          -          -     15,774
Goodwill written off related to
  the sale of certain retail units.....        -        (38)         -        (38)
Other..................................        -        (14)        14          -
                                         -------    -------    -------    -------
Balance as of September 30, 2004.......  $21,153    $ 4,425    $14,736    $40,314
                                         =======    =======    =======    =======

(a) We paid $15,300,000 in earn-out payments under the earn-out provision of the Yorktown acquisition agreement in the first nine months of 2004. These earn-out payments are an additional element of cost that represents an excess of purchase price over the amounts assigned to the assets acquired and liabilities assumed. We allocated $14,928,000 of this amount to goodwill and $372,000 to deferred taxes.

     A summary of intangible assets that are included in "Other Assets" in the Condensed Consolidated Balance Sheets at September 30, 2004 is presented below:

                                              Gross                        Net
                                            Carrying     Accumulated    Carrying
                                              Value      Amortization     Value
                                            --------     ------------   --------
                                                        (In thousands)
Amortized intangible assets:
  Rights-of-way..........................    $ 3,564       $ 2,667      $   897
  Contracts..............................      1,368         1,079          289
  Licenses and permits...................      1,075           287          788
                                             -------       -------      -------
                                               6,007         4,033        1,974
Unamortized intangible assets:
  Liquor licenses........................      7,286             -        7,286
                                             -------       -------      -------
Total intangible assets..................    $13,293       $ 4,033      $ 9,260
                                             =======       =======      =======

                                    14

     Intangible asset amortization expense for the three and nine months ended September 30, 2004 was $98,000 and $303,000, respectively. Intangible asset amortization expense for the three and nine months ended September 30, 2003 was $94,000 and $330,000, respectively. Estimated amortization expense for the five succeeding fiscal years is as follows:

                                                (In thousands)
                                                --------------
        2004 remainder..................            $  96
        2005............................              384
        2006............................              381
        2007............................              238
        2008............................              196
        2009............................              196

NOTE 6 - DISCONTINUED OPERATIONS, ASSET DISPOSALS, AND ASSETS HELD FOR SALE:

     The following table contains information regarding our discontinued operations, all of which are included in our retail group and include some service station/convenience stores in both periods and our travel center in 2003.

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                         ------------------   -----------------
                                           2004     2003       2004       2003
                                          ------   ------     ------    -------
                                                      (In thousands)
Net revenues.........................     $   59   $3,016     $1,466    $26,399

Net operating loss...................     $  (52)  $  (44)    $ (310)   $  (510)
Gain/(loss) on disposal..............     $  168   $  (45)    $  533    $  (203)
Impairment and other write-downs.....     $ (150)  $ (177)    $ (497)   $  (253)
                                          ------   ------     ------    -------
Loss before income taxes.............     $  (34)  $ (266)    $ (274)   $  (966)
                                          ------   ------     ------    -------
Net income/(loss)....................     $  (21)  $ (164)    $ (169)   $  (596)

Allocated goodwill included in
  gain/(loss) on disposal............     $    -   $   16     $   38    $    78

     Included in "Assets Held for Sale" in the accompanying Condensed Consolidated Balance Sheets are the following categories of assets.

                                           September 30,     December 31,
                                                2004           2003
                                           -------------     ------------
                                                  (In thousands)
Closed retail units.....................      $  533            $3,158
Vacant land.............................           -             1,596
Property, plant and equipment...........           -               330
Inventories.............................           -               106
                                              ------            ------
                                              $  533            $5,190
                                              ======            ======

     All of these assets are or were being marketed for sale at the direction of management. We expect to dispose of the remaining properties within the next twelve months.

     In the first quarter of 2004, we sold one closed retail unit, and in the first quarter of 2003 we sold two retail units, one of which was closed.

     In the second quarter of 2004, we sold 40 acres of vacant land known as the Jomax property for approximately $5,302,000, net of expenses. We also sold two operating service station/convenience stores for approximately $808,000, net of expenses. Furthermore, we recorded a loss on impairment of approximately $859,000 on two pieces of vacant land and a retail unit that was classified as held for sale. These three properties were sold for approximately $699,000 in the third quarter of 2004.

     Additionally, in the third quarter of 2004, we also sold a piece of land and an operating service station/convenience store for approximately $1,876,000, net of expenses and recorded a loss on impairment of approximately $121,000 on a retail unit that was classified as held for sale. This retail unit was subsequently sold for $575,000 in the fourth quarter of 2004.

NOTE 7 - EARNINGS PER SHARE:

     The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended      Nine Months Ended
                                                        September 30,          September 30,
                                                    ---------------------  ---------------------
                                                       2004        2003       2004       2003
                                                    ----------  ---------  ----------  ---------
Numerator                                                          (In thousands)
Earnings from continuing operations..............   $    6,008  $   7,693  $   15,662  $  10,902
Loss from discontinued operations................         (21)       (164)       (169)      (596)
Cumulative effect of change in
  accounting principle...........................            -          -           -       (704)
                                                    ----------  ---------  ----------  ---------
Net earnings.....................................   $    5,987  $   7,529  $   15,493  $   9,602
                                                    ==========  =========  ==========  =========

                                                     Three Months Ended      Nine Months Ended
                                                        September 30,          September 30,
                                                    ---------------------  ---------------------
                                                       2004        2003       2004       2003
                                                    ----------  ---------  ----------  ---------
Denominator
Basic - weighted average shares outstanding......   12,242,994  8,785,555  10,693,386  8,713,513
Effect of dilutive stock options.................      253,210    102,269     267,298     75,323
                                                    ----------  ---------  ----------  ---------
Diluted - weighted average shares outstanding....   12,496,204  8,887,824  10,960,684  8,788,836
                                                    ==========  =========  ==========  =========

                                                     Three Months Ended      Nine Months Ended
                                                        September 30,          September 30,
                                                    ---------------------  ---------------------
                                                       2004        2003       2004       2003
                                                    ----------  ---------  ----------  ---------
Basic Earnings (Loss) Per Share
Earnings from continuing operations..............   $     0.49  $    0.88  $     1.46  $    1.25
Loss from discontinued operations................            -      (0.02)      (0.02)     (0.07)
Cumulative effect of change in
  accounting principle...........................            -          -           -      (0.08)
                                                    ----------  ---------  ----------  ---------
Net earnings.....................................   $     0.49  $    0.86  $     1.44  $    1.10
                                                    ==========  =========  ==========  =========

                                                     Three Months Ended      Nine Months Ended
                                                        September 30,          September 30,
                                                    ---------------------  ---------------------
                                                       2004        2003       2004       2003
                                                    ----------  ---------  ----------  ---------
Diluted Earnings (Loss) Per Share
Earnings from continuing operations..............   $     0.48  $    0.87  $     1.43  $    1.24
Loss from discontinued operations................            -      (0.02)      (0.02)     (0.07)
Cumulative effect of change in
  accounting principle...........................            -          -           -      (0.08)
                                                    ----------  ---------  ----------  ---------
Net earnings.....................................   $     0.48  $    0.85  $     1.41  $    1.09
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

     At September 30, 2004, there were 12,326,401 shares of our common stock outstanding. There were no transactions subsequent to September 30, 2004, that if the transactions had occurred before September 30, 2004, would materially change the number of common shares or potential common shares outstanding as of September 30, 2004.

NOTE 8 - INVENTORIES:

     Our inventories consist of the following:

                                          September 30,   December 31,
                                              2004           2003
                                          -------------   ------------
                                                 (In thousands)
First-in, first-out ("FIFO") method:
  Crude oil............................     $ 42,579       $ 54,771
  Refined products.....................       98,378         68,622
  Refinery and shop supplies...........       12,146         11,306
  Merchandise..........................        2,683          2,946
Retail method:
  Merchandise..........................        9,610         11,474
                                            --------       --------
    Subtotal...........................      165,396        149,119
Adjustment for LIFO....................      (56,202)       (15,498)
                                            --------       --------
    Total..............................     $109,194       $133,621
                                            ========       ========

     The portion of inventories valued on a LIFO basis totaled $70,796,000 and $97,700,000 at September 30, 2004 and December 31, 2003, respectively. The data in the following paragraph will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at September 30, 2004 and 2003, net earnings and diluted earnings per share would have been higher as follows:

                                   Three Months Ended    Nine Months Ended
                                      September 30,        September 30,
                                   ------------------    ------------------
                                     2004       2003       2004       2003
                                   -------    -------    -------    -------
                                     (In thousands, except per share data)
Net earnings....................   $11,404    $   651    $23,934    $ 2,439
Diluted earnings per share......   $  0.91    $  0.07    $  2.18    $  0.28

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

     In the first and third quarters of 2004, we liquidated certain lower cost refining crude oil LIFO inventory layers, which resulted in an increase in our net earnings and related diluted earnings per share as follows:

                                   Three Months Ended    Nine Months Ended
                                   September 30, 2004    September 30, 2004
                                   ------------------    ------------------
                                     (In thousands, except per share data)
Net earnings....................         $ 2,062              $ 2,617
Diluted earnings per share......         $  0.16              $  0.24

     The LIFO layers that were liquidated were deemed to be a permanent liquidation due to the terms of our supply agreement with Statoil regarding the ownership of crude oil under the agreement. There were no similar liquidations in 2003.

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

     In the first half of 2003, we entered into various crude oil futures contracts in order to economically hedge crude oil inventories and purchases for the Yorktown refinery operations. There were no such transactions in the third quarter of 2003. For the nine months ended September 30, 2003, we recognized losses on these contracts of approximately $1,594,000 in cost of products sold. These transactions did not qualify for hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and accordingly were marked to market each month. There were no similar transactions for the nine months ended September 30, 2004. There were no open crude oil futures contracts or other commodity derivative contracts at September 30, 2004.

NOTE 10 - PENSION AND POST-RETIREMENT BENEFITS:

     In December 2003, FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to enhance disclosures of relevant accounting information by providing additional information on plan assets, obligations, cash flows, and net cost. The components of the Net Periodic Benefit Cost are as follows:

                                                             Yorktown
                                                        Cash Balance Plan
                                          ------------------------------------------------
                                            Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                          ----------------------   -----------------------
                                            2004         2003         2004         2003
                                          ---------    ---------   ----------   ----------
Service cost...........................   $ 345,005    $ 287,996   $1,035,015   $  863,988
Interest cost..........................     134,294      132,739      402,882      398,217
Expected return on plan assets.........     (28,624)      (5,891)     (85,872)     (17,673)
Amortization of prior service costs....           -            -            -            -
Amortization of net (gain)/loss........           -            -            -            -
                                          ---------    ---------   ----------   ----------
Net Periodic Benefit Cost..............   $ 450,675    $ 414,844   $1,352,025   $1,244,532
                                          =========    =========   ==========   ==========

                                                             Yorktown
                                                       Retiree Medical Plan
                                          -----------------------------------------------
                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                          ----------------------   ----------------------
                                            2004         2003         2004         2003
                                          ---------    ---------   ----------   ----------
Service cost...........................   $  51,893    $  48,095   $  155,679   $  144,285
Interest cost..........................      48,673       44,403      146,019      133,209
Expected return on plan assets.........           -            -            -            -
Amortization of prior service costs....           -            -            -            -
Amortization of net (gain)/loss........       4,374        2,537       13,122        7,611
                                          ---------    ---------   ----------   ----------
Net Periodic Benefit Cost..............   $ 104,940    $  95,035   $  314,820   $  285,105
                                          =========    =========   ==========   ==========

     We previously disclosed in our financial statements for the year ended December 31, 2003, that we expected to contribute $2,200,000 to our Yorktown Cash Balance Plan in 2004. Due to recent legislation, which affected the calculation of our contribution, we contributed $1,828,000 to the plan on September 15, 2004.

     On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (The "Act"). The Act provides a federal subsidy to employers whose prescription drug benefits are actuarially equivalent to certain benefits provided by Medicare. We have not reflected any expected subsidy in these financial statements and accompanying notes because, at this time, we have not concluded whether the benefits provided by our medical plan are actuarially equivalent to the relevant Medicare benefits.

NOTE 11 - LONG-TERM DEBT:

     Our long-term debt consisted of the following:

                                                        September 30,        December 31,
                                                             2004                2003
                                                        -------------        ------------
                                                                  (In thousands)
11% senior subordinated notes, due 2012, net
  of unamortized discount of $3,712 and $5,288,
  interest payable semi-annually......................     $145,116            $194,712
9% senior subordinated notes, due 2007,
  interest payable semi-annually......................            -             150,000
8% senior subordinated notes, due 2014,
  net of unamortized discount of $2,478,
  interest payable semi-annually......................      147,522                   -
Senior secured mortgage loan facility, due 2005,
  floating interest rate, principal and interest
  payable monthly.....................................            -              22,000
Other.................................................            -                  17
                                                           --------            --------
  Subtotal............................................      292,638             366,729
Less current portion..................................            -             (11,128)
                                                           --------            --------
  Total...............................................     $292,638            $355,601
                                                           ========            ========

     On April 13, 2004, we made an offer to purchase for cash all $150,000,000 aggregate principal amount outstanding of our 9% senior subordinated notes due 2007 (the "9% notes") at a price of 103.375% of their principal amount, plus accrued interest. The offer included a consent solicitation, which expired on April 26, 2004. The offer was subject to our successful completion of a new offering of $150,000,000 aggregate principal amount of 8% senior subordinated notes due 2014.

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

     On April 28, 2004, we priced our offering of 8% senior subordinated notes due 2014 at a discount, to yield 8-1/4%. The offering closed on May 3, 2004. At closing, we received net proceeds (before expenses) of approximately $147,466,500. We used all of the net proceeds of the new senior subordinated notes offering, together with cash on hand, to settle the tender offer and consent solicitation and to redeem all 9% notes that remained outstanding after the expiration of the tender offer.

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

     Repayment of both the 11% and 8% senior subordinated notes (collectively, the "Notes") is jointly and severally guaranteed on an unconditional basis by our subsidiaries, subject to a limitation designed to ensure that such guarantees do not constitute a fraudulent conveyance. Except as otherwise specified in the indentures pursuant to which the Notes were issued, there are no restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to us in certain circumstances.

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

     In addition, subject to certain conditions, we are obligated to offer to repurchase a portion of the notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, we would be required to offer to repurchase all of the notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At September 30, 2004, retained earnings available for dividends under the most restrictive terms of the indentures were approximately $26,148,000.

     We also have a $100,000,000 three-year senior secured revolving credit facility (the "Credit Facility") with a group of banks. We entered into the Credit Facility on July 15, 2004. The Credit Facility amended and restated a similar $100,000,000 credit facility. At September 30, 2004, there were no direct borrowings outstanding under the Credit Facility. At September 30, 2004, there were, however, $20,544,000 of irrevocable letters of credit outstanding, primarily to crude oil suppliers, insurance companies, and regulatory agencies. At December 31, 2003, there were no direct borrowings and $36,961,000 of irrevocable letters of credit outstanding under the previous credit facility.

     The interest rate applicable to the Credit Facility is based on various short-term indices. At September 30, 2004, this rate was approximately 4.3% per annum. We are required to pay a quarterly commitment fee of 0.50% per annum of the unused amount of the facility.

     Under the new Credit Facility, our existing borrowing costs are reduced and certain of the covenants have been relaxed. The Credit Facility is primarily a working capital and letter of credit facility. The availability of funds under this facility is the lesser of (i) $100,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. We have a one-time option to increase the size of the facility to up to $125,000,000. At October 31, 2004, the availability of funds under the Credit Facility was $100,000,000. There were no direct borrowings outstanding under this facility at October 31, 2004, and there were approximately $29,298,000 of irrevocable letters of credit outstanding, primarily to crude oil suppliers, insurance companies and regulatory agencies.

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

     The Credit Facility contains negative covenants limiting, among other things, our ability to:

     -  incur additional indebtedness;
     -  create liens;
     -  dispose of assets;

     -  consolidate or merge;
     -  make loans and investments;
     -  enter into transactions with affiliates;
     -  use loan proceeds for certain purposes;
     -  guarantee obligations and incur contingent obligations;
     - enter into agreements restricting the ability of subsidiaries to pay dividends to us;
     -  make distributions or stock repurchases;
     - make significant changes in accounting practices or change our fiscal year; and
     - prepay or modify subordinated indebtedness, except on terms acceptable to the senior secured lenders.

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

     We had a $40,000,000 three-year senior secured mortgage loan facility (the "Loan Facility") with a group of financial institutions. We paid off the remaining $17,556,000 balance of the Loan Facility on July 14, 2004 from cash on hand.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS
-----------

AIRPLANE LEASE AGREEMENT

     We presently own and operate a 1976 airplane (the "Old Aircraft"). Upgrades to the Old Aircraft's avionics and navigation system required in 2005 and future upgrades beyond 2005 would be significant. In addition, the costs to operate and maintain the Old Aircraft are expected to increase significantly over the next few years. In lieu of trying to upgrade and maintain the Old Aircraft, we have decided to sell it and to lease an airplane (the "Leased Aircraft"). The base term of the lease will be 12.5 years with an option to purchase the Leased Aircraft, which is exercisable at three points during the base term of the lease. The lease payments will be adjusted based on changes in the one-month London Interbank Offered rate ("LIBOR"). Annual lease payments before the adjustment for LIBOR rate changes are as follows:

      Years 1 to 6                $729,000
      Year 7                      $850,000
      Years 8 and thereafter      $890,000

CONTINGENCIES
-------------

     We have various legal actions, claims, assessments and other contingencies arising in the normal course of our business pending against us, including those matters described below. Some of these matters involve or may involve significant claims for compensatory, punitive or other damages. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. We have recorded accruals for losses related to those matters that we consider to be probable and that can be reasonably estimated. We currently believe that any amounts exceeding our recorded accruals should not materially affect our financial condition or liquidity. It is possible, however, that the ultimate resolution of these matters could result in a material adverse effect on our results of operations for a particular reporting period.

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

ENVIRONMENTAL AND LITIGATION ACCRUALS

     As of September 30, 2004 and December 31, 2003, we had environmental liability accruals of approximately $6,843,000 and $7,592,000, respectively, which are summarized below, and litigation accruals in the aggregate of $1,109,000 at September 30, 2004 and $573,000 at December 31, 2003. The environmental accruals are recorded in the current and long-term sections of our consolidated balance sheets and the litigation accruals are all recorded as current liabilities.

                       SUMMARY OF ACCRUED ENVIRONMENTAL CONTINGENCIES
                                      (In thousands)

                                            December 31,   Increase              September 30,
                                               2003       (Decrease)   Payments      2004
                                            ------------  ----------   --------  -------------
Yorktown 1991 Order.......................   $ 5,916        $   -       $ (780)     $ 5,136
Farmington Refinery.......................       570            -            -          570
Bloomfield Refinery.......................       267            -          (15)         252
Ciniza - Solid Waste Management Units.....       275            -            -          275
Ciniza - Land Treatment Facility..........       186            -            -          186
Ciniza Well Closures......................       140            -          (31)         109
Retail Service Stations - Various.........       146           13          (11)         148
East Outfall - Bloomfield.................        25            -          (12)          13
Western Outfall - Bloomfield..............         -          150          (51)          99
Bloomfield Tank Farm (Old Terminal).......        67            -          (12)          55
                                             -------        -----       ------      -------
   Totals.................................   $ 7,592        $ 163       $ (912)     $ 6,843
                                             =======        =====       ======      =======

     Approximately $6,419,000 of our environmental accruals are for the following projects:

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

YORKTOWN ENVIRONMENTAL LIABILITIES

     We assumed certain liabilities and obligations in connection with our purchase of the Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc. (collectively "BP"). BP agreed to reimburse us in specified amounts for some matters. Among other things, and subject to certain exceptions, we assumed responsibility for all costs, expenses, liabilities, and obligations under environmental, health and safety laws caused by, arising from, incurred in connection with or relating to the ownership of the refinery or its operation. We agreed to reimburse BP for losses incurred in connection with or related to liabilities and obligations assumed by us. Certain environmental matters relating to the Yorktown refinery are discussed below.

YORKTOWN CONSENT DECREE

     We assumed environmental obligations that include BP's responsibilities relating to the Yorktown refinery under a consent decree among various parties covering many locations (the "Consent Decree"). Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. We assumed BP's responsibilities as of January 18, 2001, the date the Consent Decree was lodged with the court. As applicable to the Yorktown refinery, the Consent Decree requires, among other things, reduction of NOx, SO2 and particulate matter emissions and upgrades to the refinery's leak detection and repair program. We estimate that we will incur capital expenditures of between $20,000,000 and $27,000,000 to comply with the Consent Decree through 2006, and have expended approximately $300,000 of this amount through the end of the third quarter. We believe we will incur most of the remaining expenditures in 2005 and 2006. In addition, we estimate that we will incur operating expenses associated with the requirements of the Consent Decree of between $1,600,000 and $2,600,000 per year.

YORKTOWN 1991 ORDER

     In connection with the Yorktown acquisition, we also assumed BP's obligations under an administrative order issued by EPA in 1991 under the Resource Conservation and Recovery Act. The order requires an investigation of certain areas of the refinery and the development of measures to correct any releases of contaminants or hazardous substances found in these areas. A Resource Conservation and Recovery Act Facility Investigation was conducted and approved conditionally by EPA in 2002. Following the investigation, a Risk Assessment/Corrective Measures Study ("RA/CMS") was finalized in 2003, which summarized the remediation measures agreed upon by us, EPA, and the Virginia Department of Environmental Quality ("VDEQ"). The RA/CMS include certain investigation, sampling, monitoring, and cleanup measures, including the construction of an on-site corrective action management unit that would be used to consolidate hazardous solid materials associated with these measures. These proposed actions relate to soil, sludge, and remediation wastes relating to solid waste management units. Groundwater in the aquifers underlying the refinery, and surface water and sediment in a small pond and tidal salt marsh on the refinery property also are addressed in the RA/CMS.

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

     Our most current estimate of expenses associated with the actions described in the cleanup plan is between $24,000,000 and $26,000,000. We anticipate that these expenses will be incurred over a period of approximately 35 years after the consent order is issued. We believe that about $7,500,000 of this amount will be incurred over an initial 3-year period, and additional expenditures of about $6,000,000 will be incurred over the following 3-year period. As more fully described below, we may not, however, be responsible for all of these expenditures due to the environmental reimbursement provisions included in our purchase agreement with BP. Additionally, the facility's underground sewer system will be cleaned, inspected and repaired as needed as part of the RA/CMS process. We anticipate that this work, the cost of which is included in the above cost estimate, will begin near the start of construction of the corrective action management unit and will progress in phases over the following four to five years.

CLAIMS FOR REIMBURSEMENT FROM BP

     BP has agreed to reimburse us for all losses that are caused by or relate to property damage caused by, or any environmental remediation required due to, a violation of environmental, health, and safety laws during BP's operation of the refinery. In order to have a claim against BP, however, the total of all our losses must exceed $5,000,000, in which event our claim only relates to the amount exceeding $5,000,000. After

$5,000,000 is reached, our claim is limited to 50% of the amount by which our losses exceed $5,000,000 until the total of all our losses exceeds $10,000,000. After $10,000,000 is reached, our claim would be for 100% of the amount by which our losses exceed $10,000,000. In applying these provisions, losses amounting to a total of less than $250,000 arising out of the same event are not added to any other losses for purposes of determining whether and when the $5,000,000 or $10,000,000 thresholds have been reached. After the $5,000,000 or $10,000,000 thresholds have been reached, BP has no obligation to reimburse us for any losses amounting to a total of less than $250,000 arising out of the same event. Except as specified in the refinery purchase agreement, in order to seek reimbursement from BP, we were required to notify BP of a claim within two years following the closing date. Further, BP's total liability for reimbursement under the refinery purchase agreement, including liability for environmental claims, is limited to $35,000,000.

FARMINGTON REFINERY

     In 1973, we constructed the Farmington refinery that we operated until 1982. In 1985, we became aware of soil and shallow groundwater contamination at this facility. Our environmental consulting firms identified several areas of contamination in the soils and shallow groundwater underlying the Farmington property. One of our consultants indicated that contamination attributable to past operations at the Farmington property has migrated off the refinery property, including a hydrocarbon plume that appears to extend no more than 1,800 feet south of the refinery property. Our remediation activities are ongoing under the supervision of the New Mexico Oil Conservation Division ("OCD"), although OCD has not issued a cleanup order.

LEE ACRES LANDFILL

     The Farmington refinery property is located next to the Lee Acres Landfill, a closed landfill formerly operated by San Juan County. The landfill is situated on lands owned by the United States Bureau of Land Management (the "BLM"). Industrial and municipal wastes from numerous sources were disposed of in the landfill. While the landfill was operational, we used it to dispose of office trash, maintenance shop trash, used tires, and water from the Farmington refinery's evaporation pond.

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

     BLM made a proposed cleanup plan for the landfill available to the public in 1996. In September 2004, EPA and BLM issued a Record of Decision, which presents the cleanup plan selected for the landfill. The selected remedy consists of placing a cap over a portion of the old landfill, together with a barrier to prevent contaminants from moving off the site, groundwater monitoring, and site usage limitations. The Record of Decision states that the total estimated cost of these actions is $2,200,000 in the near term, with the total future cost for remediation of the landfill not expected to exceed $3,500,000 over 30 years. If monitoring data indicated a long-term trend of significantly increasing pollution concentrations, then the selected remedy would be reevaluated, and appropriate corrective action would be taken, if needed.

     In 1989, one of our consultants estimated, based on various assumptions, that our share of potential landfill liability could be approximately $1,200,000. This figure was based upon estimated landfill remediation costs significantly higher than the estimated costs reflected in the Record of Decision. The figure also was based on the consultant's evaluation of such factors as available clean-up technology, BLM's involvement at the site and the number of other entities that may have had involvement at the site, but did not include an analysis of all of our potential legal defenses and arguments, including possible setoff rights.

     Potentially responsible party liability is joint and several, which means that a responsible party may be liable for all of the clean-up costs at a site even though the party was responsible for only a small part of the contamination. Although it is possible that we may ultimately incur liability for clean-up costs associated with the landfill, a reasonable estimate of the amount of this liability, if any, cannot be made at this time for various reasons. These reasons include:

     -  a number of entities had involvement at the site;
     - allocation of responsibility among potentially responsible parties has not yet been proposed or made; and
     - potentially applicable factual and legal issues have not been resolved.

Accordingly, we have not recorded a liability in relation to BLM's selected plan, as the amount of any potential liability is currently not determinable.

     BLM or others may assert claims against others and us for reimbursement of investigative, cleanup and other costs incurred in connection with the landfill and surrounding areas. We may assert claims against BLM or others in connection with contamination that may be originating from the landfill. Private parties and governmental entities also may assert claims against us, BLM, and others for property damage, personal injury and other damages allegedly arising out of any contamination originating from the landfill and the Farmington property. Parties also may request judicial determination of their rights and responsibilities, and the rights and responsibilities of others, in connection with the landfill and the Farmington property. Currently, however, there is no outstanding litigation against us by BLM or any other party.
                                    34

BLOOMFIELD REFINERY

     In connection with the acquisition of the Bloomfield refinery, we assumed certain environmental obligations including Bloomfield Refining Company's ("BRC") obligations under an administrative order issued by EPA in 1992 pursuant to the Resource Conservation and Recovery Act. The order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. EPA has delegated its oversight authority over the order to the New Mexico Environment Department's ("NMED's") Hazardous Waste Bureau ("HWB"). In December 2002, HWB and OCD approved a cleanup plan for the refinery, subject to various actions to be taken by us to implement the plan. We estimate that remaining remediation expenses associated with the cleanup plan will be approximately $252,000, and that these expenses will be incurred through approximately 2018.

WESTERN OUTFALL - BLOOMFIELD REFINERY

     In August 2004, hydrocarbon discharges were discovered seeping into two small gullies, or draws, on the north side of the Bloomfield refinery site. We took immediate containment and other corrective actions, including removal of contaminated soils, construction of lined collection sumps, and further investigation and monitoring. We are engaged in discussions with OCD on the design and scope of a permanent remediation plan. OCD has indicated that it will be issuing a compliance order, including a possible penalty, in connection with these discharges, but we have not received any order to date. OCD also indicated that its preferred remedy is an underground barrier with a pollutant extraction and collection system. We currently estimate that the cost of such a remedy could range from $500,000 to $1,000,000. The barrier could be constructed as early as the first quarter of 2005, with the extraction and collection system to be designed and completed later in 2005. These costs will involve construction of permanent facilities, which will be accounted for as capital expenditures and therefore are not included in our environmental accrual for this matter. As of September 30, 2004, $99,000 has been accrued for non-capital expenditures associated with our remediation efforts.

NOTICES OF VIOLATION AT FOUR CORNERS REFINERIES

     In June 2002, we received a draft compliance order from the NMED alleging violations of air quality regulations at the Ciniza refinery. These alleged violations relate to an inspection completed in April 2001.

     In August 2002, we received a compliance order from NMED alleging violations of air quality regulations at the Bloomfield refinery. These alleged violations relate to an inspection completed in September 2001.

     In the second quarter of 2003, EPA informally told us that it also intended to allege air quality violations in connection with the 2001 inspections at both refineries. We have since participated in joint meetings with NMED and EPA. These discussions have addressed alleged violations through December 31, 2003, in addition to matters relating to the 2001 inspections. If no settlement is reached, we currently estimate that potential penalties could amount to between $4,000,000 and $6,000,000. We have accrued significantly less than these amounts because settlement discussions with NMED and EPA are ongoing. These discussions may result in reductions in the amount of potential penalties. In lieu of fines and as part of an administrative settlement, we expect that EPA and NMED may require us to undertake certain environmentally beneficial projects known as supplemental environmental projects.

     In the first quarter of 2004, EPA told us that any administrative settlement also must be consistent with the consent decrees EPA has entered with other refiners as part of its national refinery enforcement program. In these other settlements, EPA generally has required that the refiner:

     - implement controls to reduce emissions of nitrogen oxide, sulfur dioxide, carbon monoxide, and particulate matter from the largest emitting process units;
     -  upgrade leak-detection and repair practices;
     -  minimize the number and severity of flaring events; and
     - adopt strategies to ensure compliance with benzene waste requirements.

     We currently believe that we could satisfy the requirements of the national refinery initiative by making modifications to our Four Corners refineries that would cost between approximately $14,000,000 and $20,000,000, and that it might be possible to spread these costs over a period of five to eight years following the date of any settlement. In addition, on-going annual operating costs associated with these modifications are currently estimated to be as much as $1,500,000 per year. We currently anticipate that the majority of the capital and operating costs would be incurred in the later portion of the projected five to eight year phase-in period. These costs could be subject to reduction in the event of the temporary, partial or permanent discontinuance of operations at one or both facilities, as more fully discussed in the section titled "Other" in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations. There is no assurance, however, that EPA will agree with our assessment of the national refinery initiative requirements. Accordingly, EPA might require us to incur additional national refinery initiative compliance costs as a part of any settlement.

     As of September 30, 2004, we were continuing joint settlement discussions with NMED and EPA.

JET FUEL CLAIM

     In February 2003, we filed a complaint against the United States in the United States Court of Federal Claims related to military jet fuel that we sold to the Department of Defense from 1983 through 1994. We asserted that the federal government underpaid for the jet fuel by about $17,000,000. We requested that we be made whole in connection with payments that were less than the fair market value of the fuel, that we be reimbursed for the value of transporting the fuel in some contracts, and that we be reimbursed for certain additional costs of complying with the government's special requirements. The U.S. has said that it may counterclaim and assert, based on its interpretation of the contracts, that we owe additional amounts of between $2,100,000 and $4,900,000. In the first quarter of 2004, the United States Court of Appeals for the Federal Circuit agreed to hear appeals in other jet fuel cases. The issues before the Court of Appeals in these cases are almost identical to the issues in our case. The judge in our case has halted any further action pending a guiding decision by the Court of Appeals. As of September 30, 2004, we are continuing to await further action by the appellate court. Due to the preliminary nature of this matter, there can be no assurance that we will ultimately prevail on our claims or the U.S.'s potential counterclaim, nor is it possible to predict when any payment will be received if we are successful. Accordingly, we have not recorded a receivable for these claims or a liability for any potential counterclaim.

MTBE LITIGATION

     Lawsuits have been filed in numerous states alleging that MTBE, a blendstock used by many refiners in producing specially formulated gasoline, has contaminated or threatens to contaminate water supplies. MTBE contamination primarily results from leaking underground or aboveground storage tanks. We are a defendant in three MTBE lawsuits filed in Virginia in the fourth quarter of 2003. Since then, we have been added as a defendant in over thirty additional MTBE lawsuits, including suits pending in the States of Connecticut, Illinois, Indiana, Massachusetts, New Hampshire, New York, Pennsylvania, Vermont, and West Virginia. All of these cases have been consolidated and transferred to a federal district court in New York City. The majority of the plaintiffs in these suits are cities, counties, or other public entities that own or operate water supplies. The plaintiffs assert that numerous refiners, distributors, or sellers of MTBE and/or gasoline containing MTBE are responsible for MTBE contamination. The plaintiffs also claim that the defendants are jointly and severally liable for compensatory and punitive damages, costs, and interest. Joint and several liability means that each defendant may be liable for all of the damages even though that party was responsible for only a small part of the damages. We are vigorously defending these lawsuits. It is possible that we could be named as a defendant in additional lawsuits, which we also would plan to vigorously defend. Due to the preliminary nature of these lawsuits, we cannot predict their outcome and, accordingly, have not recorded a liability in connection with this matter.

YORKTOWN POWER OUTAGE CLAIM

     On April 28, 2003, a breaker failure disrupted operations at the electric generation plant that supplies our Yorktown refinery with power. As a result of the failure, the refinery suffered a complete loss of power and shutdown all processing units. By the middle of May 2003, the refinery was operating at full capacity. We incurred costs of approximately $1,254,000 as a result of the loss of power, all of which we expensed in the second quarter of 2003. Reduced production also resulted in a loss of earnings. We are pursuing reimbursement from the power station owner as well as other forms of relief. As of September 30, 2004, settlement discussions with the power station owner were continuing and, accordingly, we have not recorded any receivables related to this claim.

CINIZA REFINERY INCIDENT

     On April 8, 2004, a fire occurred at our Ciniza refinery in the alkylation unit which produces high octane blending stock for gasoline. Emergency personnel responded immediately and contained the fire to the alkylation unit, although there also was some damage to ancillary equipment and to two adjacent units. Four of our employees were injured and transported to an Albuquerque hospital. Presently, three have been released and one remains hospitalized.

     In October 2004, the Occupational Health and Safety Board of the New Mexico Environment Department ("OHSB") completed an investigation of matters relating to the fire. We are vigorously contesting violations alleged by OHSB in connection with its investigation and related proposed fines. We are currently in settlement discussions with OHSB. We anticipate that any fines ultimately imposed by OHSB will be less than $65,000.

     An investigation by the U.S. Chemical Safety and Hazard Investigation Board ("CSB") of matters relating to the fire is ongoing. CSB, however, does not have authority to issue any monetary fines.

     Based upon a very preliminary investigation, we had estimated that the cost to repair the damage caused by the fire would be in the range of $2,500,000 to $10,000,000 and that repairs would be completed before the end of June. As the investigation proceeded, and we began to make repairs, additional damage was discovered. The repairs have been completed at a cost of approximately $13,800,000 and the unit was restarted in the third quarter of 2004. The repairs took longer than initially anticipated as we experienced delays in receiving a vessel, instrumentation, and valves necessary to complete the repairs. We have property insurance coverage that should reimburse us for a significant portion of the repair costs, and approximately $3,600,000 has been received through the end of the third quarter. We hope to resolve all matters relating to potential insurance reimbursements by the end of this year. We also have worker's compensation insurance to cover the physical injuries sustained by personnel.

NEW MEXICO CONVENIENCE STORE SAFETY REGULATIONS

     In May 2004, OHSB proposed regulations that require additional security measures in the convenience store industry in New Mexico. These requirements relate to, among other things, exterior lighting, late night security, employee training, door and window signage, and security surveillance systems and alarms. In June 2004, the New Mexico Environmental Improvement Board (the "EIB") agreed to stay some of these regulations, including late night security requirements, for further study. The EIB subsequently decided to proceed with the regulations, which we anticipate will become enforceable in December 2004. The legality of these regulations, however, is the subject of a court challenge by, among others, the New Mexico Petroleum Marketers Association.

     We will need to modify our current operations to comply with the convenience store safety regulations. For example, we could comply with the late night security requirements by having two employees on duty between the hours of 11:00 p.m. and 5:00 a.m. We estimate that having two employees at all of our New Mexico stores during these late night hours could increase our payroll costs between $700,000 and $1,000,000 annually. Alternately, we could add security enclosures to our stores at an estimated one-time cost of approximately $2,200,000. In either case, we also could incur additional one-time costs of approximately $300,000 for enhanced security surveillance systems and alarms, safes, and security signs. These are preliminary cost estimates with many variables that could affect the actual costs. We are evaluating our options for complying with these regulations.

FORMER CEO MATTERS

     The board of directors terminated James E. Acridge as our President and Chief Executive Officer on March 29, 2002, and replaced him as our Chairman of the Board. Mr. Acridge's term of office as a director subsequently expired on April 29, 2004.

     On July 22, 2002, Mr. Acridge filed a lawsuit in the Superior Court of Arizona for Maricopa County against a number of our officers and directors. The lawsuit was also filed against unidentified accountants, auditors, appraisers, attorneys, bankers and professional advisors. Mr. Acridge alleged that the defendants wrongfully interfered with his employment agreement and caused the board to fire him. The complaint sought unspecified damages to compensate Mr. Acridge for the defendants' alleged wrongdoing, as well as punitive damages, and costs and attorneys' fees. The complaint also stated that Mr. Acridge intended to initiate a separate arbitration proceeding against us, alleging that we breached his employment agreement and violated an implied covenant of good faith and fair dealing. The court subsequently ruled that the claims raised in Mr. Acridge's lawsuit were subject to arbitration and the lawsuit was dismissed. Arbitration proceedings were never initiated. Subsequent to the filing of the claims, Mr. Acridge filed for bankruptcy.

     In addition to Mr. Acridge's personal bankruptcy filing, Pinnacle Rodeo LLC, Pinnacle Rawhide LLC, and Prime Pinnacle Peak Properties, Inc., three entities originally controlled by Mr. Acridge, also commenced Chapter 11 bankruptcy proceedings. A Chapter 11 trustee was appointed in these cases. The four bankruptcy cases have been administered together.

     We had an outstanding loan to Mr. Acridge in the principal amount of $5,000,000. In the fourth quarter of 2001, we established a reserve for the entire amount of the loan plus interest accrued through December 31, 2001. The loan was subsequently written off, at which time the reserve was removed. We filed proofs of claim in the bankruptcy proceedings seeking to recover amounts we believe are owed to us by Mr. Acridge, and the other entities, including amounts relating to the outstanding $5,000,000 loan. We also filed a complaint in the Acridge bankruptcy proceeding on July 31, 2003, in which we sought a determination that certain of the amounts we believe are owed to us by Mr. Acridge are not dischargeable in bankruptcy. The court has entered a default against Mr. Acridge in connection with our complaint. The court, however, has not yet ruled on whether we are entitled to receive any of the damages that we have requested. Even if the court decides that we can receive damages, we do not know whether we would be able to recover any of these damages from Mr. Acridge.

     The court-appointed trustee in Mr. Acridge's personal bankruptcy retained counsel to investigate the claims that Mr. Acridge asserted in his state court lawsuit, along with other pre-bankruptcy claims that Mr. Acridge might have had against us, our officers or directors, or our third-party advisors. The trustee's counsel ultimately informed us that he believed that such potential claims might exist. We believe that, as a result of Mr. Acridge's bankruptcy filing, any such claims now belong to Mr. Acridge's bankruptcy estate rather than to Mr. Acridge personally, and the trustee has indicated that he shares this belief.

     We have evaluated the trustee's contentions and do not believe that the potential claims have any merit. Nonetheless, in an effort to avoid the considerable expense associated with litigation, we recently entered into a settlement agreement with the trustee in Mr. Acridge's personal bankruptcy, the official committee of unsecured creditors, and the trustee in the Prime Pinnacle proceeding. The bankruptcy court has approved this settlement agreement.

     Pursuant to the settlement, we have made a payment for the benefit of the Acridge estate. Additionally, we have given up all of our rights to receive distributions from the estates, with the exception of a claim for our share of any assets of the Acridge estate that we do not know about and that have not yet been identified in the Acridge bankruptcy proceeding. In return, the four estates have released us from all of their claims, if any, against us, our officers or directors, or our third party advisors. Neither the plan, nor our settlement agreement, preclude us from pursuing our non-dischargeability complaint against Mr. Acridge.

     In addition to our settlement, the bankruptcy court has approved plans of reorganization for the Acridge and Prime Pinnacle Peak Properties bankruptcy cases. The plans describe a process for the liquidation of the estates and the payment of liquidation proceeds to creditors. The Pinnacle Rodeo and Pinnacle Rawhide bankruptcy cases have been converted to Chapter 7 liquidation proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

     We refine and sell petroleum products and operate service stations and convenience stores. Our operations are divided into three strategic business units, the refining group, the retail group and Phoenix Fuel. The refining group operates two refineries in the Four Corners area of New Mexico and one refinery in Yorktown, Virginia. The refining group sells its products to wholesale distributors and retail chains. Our retail group operated 125 service stations at September 30, 2004. The retail group sells its petroleum products and merchandise to consumers in New Mexico, Arizona and southern Colorado. Phoenix Fuel distributes commercial wholesale petroleum products primarily in Arizona.

     Our strategy is to maintain and improve our financial performance. To this end, we are focused on several critical and challenging objectives. We will be addressing these objectives in the short-term as well as over the next three to five years. In our view, the most important of these objectives are:

     - increasing margins (through management of inventories and taking advantage of sales and purchasing opportunities;
     - minimizing or reducing operating expenses and capital expenditures;
     - increasing the available crude oil supply for our Four Corners refineries;
     - cost effectively complying with current environmental regulations as they apply to our refineries, including future clean air standards;
     - improving our overall financial health and flexibility by, among other things, reducing our debt and overall cost of capital, including our interest and financing costs, and maximizing our return on capital employed; and
     - evaluating opportunities for internal growth and growth by acquisition.

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

     Below is operating data for our operations:

                                                       Three Months Ended      Nine Months Ended
                                                         September 30,           September 30,
                                                     ---------------------   ---------------------
                                                        2004        2003        2004        2003
                                                     ---------   ---------   ---------   ---------
Refining Group Operating Data:
  Four Corners Operations:
    Crude Oil/NGL Throughput (BPD)................     29,271      29,244      28,010      30,741
    Refinery Sourced Sales Barrels (BPD)..........     28,412      30,147      27,072      30,713
    Average Crude Oil Costs ($/Bbl)...............   $  40.99    $  28.90    $  36.60    $  29.34
    Refining Margins ($/Bbl)......................   $   8.14    $   9.51    $   9.54    $   9.03
  Yorktown Operations:
    Crude Oil/NGL Throughput (BPD)................     53,991      60,485      60,918      56,368
    Refinery Sourced Sales Barrels (BPD)..........     53,585      62,937      62,391      58,804
    Average Crude Oil Costs ($/Bbl)...............   $  38.43    $  28.54    $  35.27    $  29.91
    Refining Margins ($/Bbl)......................   $   6.01    $   4.61    $   5.93    $   3.93

Retail Group Operating Data:
(Continuing operations only)
  Fuel Gallons Sold (000's).......................     41,244      39,524     116,664     110,700
  Fuel Margins ($/gal)............................   $  0.179    $  0.205    $  0.184    $  0.198
  Merchandise Sales ($ in 000's)..................   $ 36,214    $ 34,664    $101,194    $ 95,020
  Merchandise Margins.............................         20%         29%         23%         29%

  Operating Retail Outlets at Period End:
    Continuing Operations.........................        125         125         125         125
    Discontinued Operations.......................          -           4           -           4

Phoenix Fuel Operating Data:
  Fuel Gallons Sold (000's).......................    119,253     109,903     356,439     318,088
  Fuel Margins ($/gal)............................   $  0.051    $  0.052    $  0.053    $  0.051
  Lubricant Sales ($ in 000's)....................   $  7,933    $  6,140    $ 22,635    $ 17,967
  Lubricant Margins...............................       13.0%       15.8%       13.0%       15.7%

     We believe the comparability of our continuing results of operations for the three and nine months ended September 30, 2004 with the same periods in 2003 was affected by, among others, the following factors:

     - stronger combined net refining margins for our refineries in 2004, due to, among other things:

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

     - an unplanned shutdown of all processing units at the Yorktown refinery from the end of April 2003 to the middle of May 2003 as a result of a breaker failure at the electric generation plant that supplies the refinery;

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

     - the shutdown of the alkylation unit at our Ciniza refinery as a result of the fire that occurred on April 8, 2004, which resulted in the alkylation unit being out of operation from April 8, 2004 to September 1, 2004;

     - a scheduled turnaround, which started early as a result of the fire discussed above, at the Ciniza refinery, which resulted in the refinery being out of operation from April 8, 2004 to May 9, 2004 (except the alkylation unit, which was not repaired and restarted until September 1, 2004); and

     - a partial shutdown of our Yorktown refinery to perform upgrades related to processing higher acid crude oil, which resulted in portions of the refinery being out of operation from September 3, 2004 to October 11, 2004.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

     Our earnings from continuing operations before income taxes decreased $2,595,000 for the three months ended September 30, 2004, compared to the same period in 2003. This decrease was primarily due to the following:

     - A decrease in operating earnings before corporate allocation from our refinery operations of $4,007,000 due to lower volumes sold as a result of a scheduled partial shutdown at our Yorktown refinery in the third quarter of 2004;
     - A 31% decline in our Retail Group's merchandise margins due to, among other things, an inventory reduction related to rebate accounting and lower rebates; and
     - A 24% increase in selling, general and administrative expenses due to an increase in accrued management incentive bonuses.

     This decrease was partially offset by the following:

     - a 26% decrease in interest expense due to the refinancing activity (see Footnote 11) during the second quarter of 2004;
     - a 9% increase in fuel volumes sold by Phoenix Fuel while maintaining approximately the same margins; and
     - a $958,000 gain from insurance settlement due to the Ciniza fire incident on April 8, 2004.

     Our earnings from continuing operations before income taxes increased $8,239,000 for the nine months ended September 30, 2004, compared to the same period in 2003. This increase was primarily due to the following:

     - an increase in operating earnings before corporate allocation from our refinery operations of $24,375,000 due to higher margins and volumes sold;
     - a 12% increase in fuel volumes sold by Phoenix Fuel while maintaining approximately the same margins; and
     -  a 15% decrease in interest expense.
     - a $958,000 gain from insurance settlement due to the Ciniza fire incident on April 8, 2004.

     This increase was partially offset by the following:

     -  a 6% increase in operating expenses;
     -  a 12% decline in our Four Corners refineries' fuel volumes sold;
     - $10,875,000 of costs incurred and write-offs of $4,885,000 of previously deferred financing costs and original issue discount that were related to early extinguishment of part of our long-term debt as a result of the refinancing during the second quarter; and
     - a 21% decline in our retail group's merchandise margin due to, among other things, an inventory reduction related to rebate accounting and lower rebates.

YORKTOWN REFINERY

     Our Yorktown refinery operated at an average throughput rate of approximately 53,900 barrels per day in the third quarter of 2004, compared to 60,400 barrels per day in the third quarter of 2003. In the month of September, we reduced the throughput at our Yorktown refinery to approximately 29,300 barrels per day as we performed various upgrades throughout the refinery. These upgrades will allow us to substantially increase the amount of acidic crude oil that can be processed under the crude supply agreement that we entered into with Statoil earlier this year.

     For the nine months ended September 30, 2004 and 2003, the average throughput rate was 60,900 and 56,300 barrels per day, respectively. This increase was due primarily to the shutdowns that occurred in 2003 which reduced our throughput rates in 2003.

     Refining margins for the third quarter of 2004 were $6.01 per barrel as compared to $4.61 per barrel for the same period in 2003. Refining margins for the nine months ended September 30, 2004 and 2003 were $5.93 and $3.93 per barrel, respectively. This increase was primarily due to increased demand, lower imports into the East coast of finished products, lower nationwide production due to turnarounds being done, and limited refining capacity in the United States.

     Revenues for our Yorktown refinery increased for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. The increase for the three months ended September 30, 2004 was primarily due to an increase in price per barrel sold, partially offset by a reduction in volume sold due to the scheduled partial shutdown that took place in the third quarter of 2004. The increase for the nine months ended September 2004 was primarily due to increases in volume and price per barrel sold.

     Cost of products sold for our Yorktown refinery increased for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. The increase for the three months ended September 30, 2004 was primarily due to the increase in the average cost per barrel of crude oil. The increase for the nine months ended September 30, 2004 was primarily due to the increase in finished product volumes sold and an increase in the average cost per barrel of crude oil. In late February 2004, we began receiving supplies of acidic crude oil under a long-term supply agreement with Statoil. This contract enabled us to reduce our cost of crude oil as compared to other supply alternatives.

     Operating expenses increased for the three and nine months ended September 30, 2004 primarily due to the following:

     - higher maintenance costs primarily related to tank inspections and repairs and coker unit repairs;

     - higher operating costs due to higher volumes, higher electrical costs and higher purchased costs of natural gas;
     - higher chemical and catalyst costs, primarily related to higher cost catalyst required to meet more stringent sulfur reduction requirements; and
     - higher payroll and related costs, due in part to the capitalization of certain wages in the first half of 2003 (primarily due to turnaround activity) and increased group medical insurance premiums and workers compensation costs.

     Depreciation and amortization expense increased for the three and nine months ended September 30, 2004 as compared with the same periods in 2003, primarily due to the amortization of certain refinery turnaround costs incurred in 2003.

FOUR CORNERS REFINERIES

     Our Four Corners refineries operated at an average throughput rate of approximately 29,200 barrels per day in the third quarter of 2004 and 2003. For the nine months ended September 30, 2004 and 2003, the average throughput rate was 28,000 and 30,700 barrels per day, respectively. This decrease was primarily due to a decrease in crude oil supply.

     Refining margins for the third quarter of 2004 were $8.14 per barrel as compared to $9.51 per barrel for the same period in 2003. Refining margins for the nine months ended September 30, 2004 and 2003 were $9.54 and $9.03 per barrel, respectively. The higher per barrel margin in the third quarter of 2003 resulted in part from a temporary reduction in crude oil supply due to a damaged pipeline that effectively raised prices temporarily. The increase for the nine months ended September 30, 2004 was primarily due to increased demand, lower imports into the West coast of finished products, lower nationwide production due to turnarounds being done, and limited refining capacity in the United States.

     Revenues increased for the three and nine months ended September 30, 2004 as compared with the same period in 2003, primarily due to significantly higher prices, partially offset by lower volume. Sales volumes were reduced for the three months ended September 30, 2004 because of lower crude oil supplies. Sales volumes were reduced for the nine months ended September 30, 2004 because of the Ciniza fire, turnarounds at both refineries, and lower crude oil supplies.

     Cost of products sold increased for the three and nine months ended September 30, 2004, as compared with the same periods in 2003, primarily due to the increase in average crude oil prices, partially offset by the decrease in finished product volumes sold.

     Operating expenses increased for the three and nine months ended September 30, 2004 compared with the same periods in 2003. This was primarily due to increased maintenance required for the Bloomfield refinery.

     Depreciation and amortization expense for our Four Corners refineries increased slightly for the three and nine months ended September 30, 2004, as compared to the same periods in 2003, respectively.

RETAIL GROUP

     Average fuel margin was $0.179 per gallon for the three months ended September 30, 2004 as compared to $0.205 per gallon for the same period in 2003 due to market conditions and higher cost of finished product. Fuel volumes sold for the three months ended September 30, 2004 increased by 4% as compared to the same period a year ago due to market conditions.

     Average fuel margin was $0.184 per gallon for the nine months ended September 30, 2004 as compared to $0.198 per gallon for the same period in 2003. Fuel volumes sold for the nine months ended September 30, 2004 increased by 5% as compared to the same period a year ago due to market conditions.

     Average merchandise margin was 20% for the three months ended September 30, 2004 as compared to 29% for the same period in 2003.
Average merchandise margin was 23% for the nine months ended September 30, 2004 as compared to 29% for the same period in 2003. The three and nine month decrease were primarily due to the reduction in merchandise inventory related to rebate accounting, and a reduction in rebates from suppliers for 2004 as compared to 2003.

     Operating expenses decreased for the three and nine months ended September 30, 2004 as compared with the same periods in 2003, primarily due to a reduction in payroll costs for the periods in 2004 as compared to 2003.

     Depreciation expense declined for the three and nine months ended September 30, 2004, as compared to the same periods in 2003, primarily due to some retail assets becoming fully depreciated.

PHOENIX FUEL

     Primarily as a result of the favorable market conditions previously discussed, fuel volumes sold by Phoenix Fuel increased by 9% and 12% for the three and nine months ended September 30, 2004, as compared with the same periods in 2003.

     Average fuel margins for Phoenix Fuel were $0.051 per gallon and $0.053 per gallon for the three and nine months ended September 30, 2004, as compared with $0.052 per gallon and $0.051 per gallon for three and nine months ended September 30, 2003.

     Revenues for Phoenix Fuel increased for the three and nine months ended September 30, 2004 as compared to the same periods in 2003, primarily due to an increase in finished product volumes sold, and an increase in finished product selling prices.

     Cost of products sold for Phoenix Fuel increased during the three and nine months ended September 30, 2004 as compared to the same periods in 2003, primarily due to the increase in finished product volumes sold and an increase in finished product purchase prices.

     Operating expenses for Phoenix Fuel increased during the three and nine months ended September 30, 2004 as compared to the same periods a year ago, primarily due to higher payroll and related costs due to higher sales volumes, and higher fuel and repair and maintenance costs due to expanded fleet operations resulting from the higher sales volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FROM CONTINUING OPERATIONS

     For the three and nine months ended September 30, 2004, selling, general and administrative expenses increased by approximately $1,986,000 and $5,942,000, respectively, primarily due to:

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

INTEREST EXPENSE FROM CONTINUING OPERATIONS

     For the three and nine months ended September 30, 2004, interest expense decreased by approximately $2,484,000 and $4,457,000, respectively. The decrease was primarily due to interest incurred on borrowings under our revolving credit facility in the first nine months of 2003. We had no borrowings under this facility in the first nine months of 2004. In addition, interest expense was reduced due to the payoff in 2003 of certain capital lease obligations and our mortgage loan facility principal balance in July 2004, and the refinancing activity in the second quarter of 2004. For a further discussion of the refinancing activity, see
Note 11 to our Condensed Consolidated Financial Statements, captioned "Long-Term Debt".

INCOME TAXES FROM CONTINUING OPERATIONS

     The effective tax rates for the three months ended September 30, 2004 and 2003 were approximately 42.0% and 40.6%, respectively. The effective tax rates for the nine months ended September 30, 2004 and 2003 were approximately 41.2% and 40.8%, respectively. The difference in the effective rates are primarily due to higher state taxes.

DISCONTINUED OPERATIONS

     Discontinued operations include the operations of some of our retail service station/convenience stores and our travel center, which was sold on June 19, 2003. See Note 6 to our Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information relating to these operations.

OUTLOOK

     Overall, we believe that our current refining fundamentals are more positive now than the same time last year. Domestic distillate inventories continue to be very tight as we head into what is typically the peak distillate demand season, and gasoline inventories are running below historical levels for this time of year. Same store fuel gross margin is above the prior year's level. Same store merchandise gross margin is, however, lower than it was at this time last year, although we do not expect this trend to continue. Phoenix Fuel currently continues to see growth, with increased gross margin as compared to the same time last year. Our businesses are, however, very volatile and there can be no assurance that currently existing conditions will continue for any of our business segments.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE

     At September 30, 2004, we had long-term debt of $292,638,000. At December 31, 2003 we had long-term debt of $355,601,000, net of the current portion of $11,128,000.

     The amount at September 30, 2004 includes:

     -  $150,000,000 of 8% Senior Subordinated Notes due 2014; and
     -  $148,828,000 of 11% Senior Subordinated Notes due 2012.

     The amount at December 31, 2003 includes:

     -  $150,000,000 of 9% Senior Subordinated Notes due 2007; and
     -  $200,000,000 of 11% Senior Subordinated Notes due 2012.

     As discussed below, in the second quarter of 2004 we completed offerings of $150,000,000 of 8% Senior Subordinated Notes due 2014 and 3,283,300 shares of common stock. We used the proceeds from the note offering and cash on hand to repurchase or redeem our 9% Notes, and the proceeds from the common stock offering to redeem a portion of the 11% Notes.

     At September 30, 2004, we also had a $100,000,000 revolving credit facility that we entered into on July 15, 2004. The credit facility amended and restated a similar $100,000,000 credit facility. This amendment, among other things, extends the maturity of the facility for an additional three years. This amendment substantially reduces our existing borrowing and letter of credit costs and relaxes some of the covenants in the credit facility. We also expanded the size of our bank group to accommodate a much larger credit facility should it become useful. For a further discussion of this matter, see Note 11 to our Condensed Consolidated Financial Statements, captioned "Long-Term Debt".

     The credit facility is primarily a working capital and letter of credit facility. At September 30, 2004, we had no direct borrowings outstanding under the facility and $20,544,000 of letters of credit outstanding. At December 31, 2003, we had no direct borrowings outstanding under the previous facility and $36,961,000 of letters of credit outstanding.

     On July 14, 2004, we prepaid our mortgage loan facility in full from cash on hand. This facility had a balance of $22,000,000 on December 31, 2003.

     At September 30, 2004, our long-term debt, net of current portion, was 57.6% of total capital (long-term debt, net of current portion, plus total stockholders' equity). At December 31, 2003, it was 71.8%. Our net debt (long-term debt, net of current portion, less cash and cash equivalents) to total capitalization percentage at September 30, 2004, was 54.5%. At December 31, 2003, this percentage was 70.2%.

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

     We expect to be in compliance with the covenants going forward, and we do not believe that any presently contemplated activities will be constrained. Higher than anticipated capital expenditures or a prolonged period of low refining margins, however, would have a negative impact on our ability to borrow funds and to make expenditures and would have an adverse impact on compliance with our debt covenants.

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

     This refinancing should reduce our annual pre-tax interest expense by approximately $10,600,000 in comparison to the 2003 level, assuming no future borrowings on our revolving credit facility.

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

CASH FLOW FROM OPERATIONS

     Our operating cash flows increased by $19,918,000 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This resulted primarily from decreases in the first nine months of 2004 in cash used by working capital items and an increase in net earnings from continuing operations.

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

     Working capital at September 30, 2004 consisted of current assets of $252,498,000 and current liabilities of $152,220,000, or a current ratio of 1.66:1. At December 31, 2003, the current ratio was 1.63:1, with current assets of $251,702,000 and current liabilities of $154,408,000.

     Current assets increased in the first nine months of 2004 by $796,000, primarily due to increases in accounts receivable and cash and cash equivalents. These increases were offset, in part, by a decrease in inventories. Cash and cash equivalents at November 1, 2004 were approximately $33,100,000.

     Accounts receivable increased in the first nine months of 2004 primarily due to higher trade receivables, due in part to higher finished product selling prices and volumes sold.

     Inventories decreased in the first nine months of 2004 primarily due to:

     -  decreases in onsite crude oil volumes at our Yorktown refinery;
        and
     - decreases in Four Corners, Phoenix Fuel and terminal refined product volumes.

     These decreases were offset, in part, by:

     -  increases in crude oil and refined product prices; and
     -  increases in crude oil volumes at the Four Corners refineries.

     Current liabilities decreased in the first nine months of 2004 by $2,188,000, primarily due to a decrease in our current portion of long-term debt, partially offset by an increase in accounts payable.

CAPITAL EXPENDITURES AND RESOURCES

     Net cash used in investing activities totaled approximately $41,083,000 and $8,450,000 for the nine months ended September 30, 2004 and 2003, respectively. Expenditures for the nine months ended September 30, 2004 include $13,800,000 of costs that were capitalized as construction-in-progress due to the Ciniza fire incident, and $8,084,000 of "turnaround" costs that were capitalized. The remainder of these expenditures primarily were for operational and environmental projects for the refineries, Phoenix Fuel and retail operations. Expenditures for 2003 primarily were for turnaround expenditures at the Yorktown refinery and operational and environmental projects for the refineries and retail operations.

     We received proceeds of approximately $2,972,000 from the sale of property, plant and equipment and other assets in the first nine months of 2004 and $9,900,000 in the first nine months of 2003. In addition, we also received approximately $6,924,000 from the sale of 40 acres of vacant land known as the Jomax property and three other pieces of land. We also received approximately $2,064,000 from the sale of five other service station/convenience stores that were classified in discontinued operations. Proceeds received in the first nine months of 2003 were primarily from the sale of our Giant Travel Center, including its related inventories, to Pilot Travel Centers LLC for approximately $6,311,000. The remaining proceeds for 2003 were from the sale of property, plant and equipment and other assets.

     We continue to monitor and evaluate our assets and may sell additional non-strategic or underperforming assets that we identify as circumstances allow. We also continue to evaluate potential acquisitions in our strategic markets, including lease arrangements.

     Under the terms of the earn-out provisions of the Yorktown acquisition agreement, a payment of $846,000 was owed to BP in October 2004. This amount was the final payment required by the earn-out. As a result of a dispute with BP relating to certain inventory paid for by us at the closing of the acquisition of the Yorktown refinery, we have offset $416,000 against the final payment. BP disputes both the amount of the set-off and our ability to take a set-off against the earn-out payments. This dispute does not have any effect on net earnings.

     On April 8, 2004, we had a fire in the alkylation unit at our Ciniza refinery, requiring us to temporarily shutdown all of the operating units at the refinery. As a result of this incident, a major repair and upgrade shutdown (known as a "turnaround") that was scheduled for April 17, 2004 was accelerated and completed. At September 30, 2004, we had received net proceeds of approximately $3,600,000 from our insurance carriers in connection with the fire. See Note 12 to our Condensed Consolidated Financial Statements included in Part I, Item 1 for a further discussion of this matter.

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

     In the first half of 2003, we entered into various crude oil futures contracts in order to economically hedge crude oil inventories and purchases for the Yorktown refinery operations. For the nine months ended September 30, 2003, we recognized losses on these contracts of approximately $1,594,000 in cost of products sold. These transactions did not qualify for hedge accounting in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, and accordingly were marked to market each month. There were no similar transactions in the first nine months of 2004, and there were no open crude oil futures contracts or other commodity derivative contracts at September 30, 2004.

     Our credit facility is floating-rate debt tied to various short-term indices. As a result, our annual interest costs associated with this debt may fluctuate. At September 30, 2004, there were no direct borrowings outstanding under this facility.

     Our operations are subject to the normal hazards, including fire, explosion and weather-related perils. We maintain various insurance coverages, including business interruption insurance, subject to certain deductibles. We are not fully insured against some risks because some risks are not fully insurable, coverage is unavailable, or premium costs, in our judgment, do not justify such expenditures.

     Credit risk with respect to customer receivables is concentrated in the geographic areas in which we operate and relates primarily to customers in the oil and gas industry. To minimize this risk, we perform ongoing credit evaluations of our customers' financial position and require collateral, such as letters of credit, in certain circumstances.

ENVIRONMENTAL, HEALTH AND SAFETY

     Federal, state and local laws and regulations relating to health, safety and the environment affect nearly all of our operations. As is the case with other companies engaged in our industry, we face significant exposure from actual or potential claims and lawsuits, brought by either governmental authorities or private parties, alleging non-compliance with environmental, health, and safety laws and regulations, or property damage or personal injury caused by the environmental, health, or safety impacts of current or historic operations. These matters include soil and water contamination, air pollution, and personal injuries or property damage allegedly caused by substances manufactured, handled, used, released, or disposed of by us or by our predecessors.

     Applicable laws and regulations govern the investigation and remediation of contamination at our current and former properties, as well as at third-party sites to which we send or sent waste for disposal. We may be held liable for contamination existing at current or former properties, notwithstanding that a prior operator of the site, or other third party, caused the contamination. We also may be held responsible for costs associated with contamination clean up at third-party disposal sites, notwithstanding that the original disposal activities were in accordance with all applicable regulatory requirements at such time. We are currently engaged in a number of such remediation projects.

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

     A fire occurred at our Ciniza refinery on April 8, 2004 in the alkylation unit that produces high octane blending stock for gasoline. Repairs to the alkylation unit were completed in the third quarter and the unit is back in service. The fire was investigated by the Occupational Health and Safety Bureau of the New Mexico Environment Department ("OHSB") and remains under investigation by the U.S. Chemical Safety and Hazard Investigation Board ("CSB"). CSB does not have authority to issue any monetary fines, and we anticipate that any fines ultimately imposed by OHSB will be less than $65,000. For a further discussion of this matter, see Note 12 to our Condensed Consolidated Financial Statements, "Commitments and Contingencies".

     OHSB has issued safety regulations that will require us to incur additional expenses for security at our retail stores. These regulations may be subject to legal challenge. For a further discussion of this matter, see Note 12 to our Condensed Consolidated Financial Statements, captioned "Commitments and Contingencies".

     In September 2004, EPA and BLM issued the Record of Decision for the Lee Acres Landfill Superfund site, which is adjacent to our old Farmington refinery site. The Record of Decision selects the cleanup plan to be used at the Lee Acres site. For a further discussion of this matter, see Note 12 to our Condensed Consolidated financial Statements, captioned "Commitments and Contingencies".

     In August 2004, hydrocarbon discharges were discovered seeping from the ground on the north side of our Bloomfield refinery. We took immediate containment and other corrective action and are discussing a permanent remediation plan with the New Mexico Oil Conservation Division ("OCD"). OCD has indicated that it will be issuing a compliance order, including a possible penalty, in connection with the discharges. For a further discussion of this matter, see Note 12 to our Condensed Consolidated financial Statements, captioned "Commitments and Contingencies".

     We have been added as a defendant in a number of lawsuits filed in various East Coast and Midwest states. These lawsuits allege that numerous refiners and sellers of MTBE or gasoline containing MTBE are responsible for water contamination. We intend to vigorously defend these lawsuits. It is possible that we could be named as a defendant in other MTBE suits. For a further discussion of this matter, see Note 12 to our Condensed Consolidated financial Statements, captioned "Commitments and Contingencies".

     In October 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"), which includes energy related tax provisions. Under the Act, small refiners are allowed to expense up to 75% of capital expenditures spent to comply with highway diesel low sulfur regulations adopted by the Environmental Protection Agency. Small refiners are also allowed to take an environmental tax credit of five cents on each gallon of low sulfur diesel fuel they sell, up to a maximum of 25% of the capital costs incurred to comply with the regulations. These regulations and our estimated capital expenditure compliance costs are discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 under the caption "Regulatory, Environmental and Other Matters." Since we satisfy the Act's definition of small refiner, we should be able to take advantage of the favorable tax provisions contained in the Act. At this time, however, we cannot estimate the effect, if any, these tax provisions may have on our future earnings.

OTHER

     The trustee in the James E. Acridge bankruptcy proceeding previously advised us that he believed that the bankruptcy estate may have potential claims against us. We evaluated the trustee's contentions and did not believe that the potential claims had any merit. Nonetheless, in an effort to avoid the considerable expense associated with litigation, we recently entered into a settlement agreement. For a further discussion of matters relating to James E. Acridge, our former President, Chief Executive Officer, and Chairman of the Board, see Note 12 to our Condensed Consolidated Financial Statements, captioned "Commitments and Contingencies".

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

     As a result of the declining production of crude oil in the Four Corners area in recent years, we have not been able to cost-effectively obtain sufficient amounts of crude oil to operate our Four Corners refineries at full capacity. Crude oil utilization rates for our Four Corners refineries have declined from approximately 67% for 2003 to approximately 61% for the first nine months of 2004. Our current projections of Four Corners crude oil production indicate that our crude oil demand will exceed the crude oil supply that is available from local sources for the foreseeable future and that our crude oil capacity utilization rates at our Four Corners refineries will continue to decline. If additional crude oil or other refinery feedstocks become available in the future, we may increase production runs at our Four Corners refineries depending on the demand for finished products and the refining margins attainable. To that end, we continue to assess short-term and long-term options to address the continuing decline in Four Corners crude oil production. The options being considered include:

     - evaluating potentially economic sources of crude oil produced outside the Four Corners area, including ways to reduce raw material transportation costs to our refineries;
     -  evaluating ways to encourage further production in the Four
        Corners area;
     - changing equipment operation/configuration at one or both refineries to further the integration of the two refineries and reduce fixed costs; and
     - with sufficient further decline in raw material supply, temporarily, partially or permanently discontinue operations at these refineries.

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

     The Longhorn Pipeline project that runs from Houston, Texas to El Paso, Texas and connects the Chevron pipeline to the Albuquerque area and to the Kinder-Morgan pipeline to the Phoenix and Tucson, Arizona markets had a start-up date of August 2004. The pipeline is now transporting diesel and conventional gasoline to El Paso, Texas. The completion of this project could result in increased competition by increasing the amount of refined products potentially available in certain of our markets, as well as improving competitor access to these areas. It also could result in new opportunities for us, as we are a net purchaser of refined products in some of these areas.

     Our refining activities are conducted at our two refinery locations in New Mexico and the Yorktown refinery in Virginia. These refineries constitute a significant portion of our operating assets, and the two New Mexico refineries supply a significant portion of our retail operations. As a result, our operations would be significantly interrupted if any of the refineries were to experience a major accident, be damaged by severe weather or other natural disaster, or otherwise be forced to shutdown. If any of the refineries were to experience an interruption in supply or operations, our business, financial condition and operating results could be materially and adversely affected.

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

     Actual results and trends in the future may differ materially depending on a variety of important factors. These important factors include the following:

     - the availability of crude oil and the adequacy and costs of raw material supplies generally;
     -  our ability to negotiate new crude oil supply contracts;
     - the risk that our long-term crude oil supply agreement with Statoil will not supply a significant portion of the crude oil needs of our Yorktown refinery over the term of the agreement, and will not reduce our crude oil costs, improve our high-value product output, contribute significantly to higher earnings, improve our competitiveness, or reduce the impact of crude oil markets' pricing volatility;
     - our ability to successfully manage the liabilities, including environmental liabilities, that we assumed in the Yorktown acquisition;
     -  our ability to obtain anticipated levels of indemnification;
     - competitive pressures from existing competitors and new entrants, including the potential effects of the start-up of the Longhorn pipeline;
     - volatility in the difference, or spread, between market prices for refined products and crude oil and other feedstocks;
     - the risk that our operations will not remain competitive and realize acceptable sales volumes and margins in those markets where they currently do so;
     - our ability to adequately control capital and operating expenses, including the cost to comply with the Sarbanes-Oxley Act;
     - the risk of increased costs resulting from employee matters, including unionization efforts and increased employee benefit costs;

     - state, federal or tribal legislation or regulation, or findings, including penalties, by a regulator with respect to our operations, including the impact of government-mandated specifications for gasoline and diesel fuel on our operations;
     -  unplanned or extended shutdowns in refinery operations;
     - the risk that we will not remain in compliance with covenants, and other terms and conditions, contained in our notes and our credit facility;
     - the risk that we will not be able to post satisfactory letters of credit;
     - general economic factors affecting our operations, markets, products, services and prices;
     -  unexpected environmental remediation costs;
     - weather conditions affecting our operations or the areas in which our products are refined or marketed;
     - the risk we will be found to have substantial liability in connection with existing or pending litigation;
     - the occurrence of events that cause losses for which we are not fully insured;
     - the risk that costs associated with environmental projects, including costs associated with EPA's national refinery enforcement program, will be higher than currently estimated;
     - other risks described elsewhere in this report or described from time to time in our other filings with the Securities and Exchange Commission;
     - the risk that we will not receive anticipated amounts of reimbursement from our insurance carriers for the Ciniza fire incident;
     - the risk that will be added as a defendant in additional MTBE lawsuits, and that we will incur substantial liabilities and substantial defense costs in connection with these suits; and
     - the possibility that we will have borrowings on our revolving credit facility.

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

     (b)  Change in Internal Control Over Financial Reporting

          We are in the process of implementing the Internal Control for Financial Reporting provisions of the Sarbanes-Oxley Act of 2003. We continue to make good progress in our remediation activities on the two reportable conditions that were disclosed in our previous quarterly filings. The conditions, which were not material weaknesses, were related to our corporate accounting review process and our information systems. We do not yet know whether the mitigating controls and procedures and the corrective actions and organizational changes will be adequate.

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

(b)  Reports on Form 8-K: We filed the following reports on Form
     8-K during the quarter for which this report is being filed and subsequently:

     (i)   On August 10, 2004, we filed a Form 8-K, dated August 9,
           2004, containing a press release detailing our earnings for the three and six months ended June 30, 2004.

     (ii) On November 10, 2004, we filed a Form 8-K, dated November 10, 2004, containing a press release detailing our earnings for the three and nine months ended September 30, 2004.

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 2004 to be signed on its behalf by the undersigned thereunto duly authorized.

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

Date: November 12, 2004

54