Form 10-K
period 2004-12-31
GIANT INDUSTRIES INC
filed 2005-03-16
CIK 856465

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      As of June 30, 2004, 12,182,901 shares of the registrant’s Common Stock, $.01 par value, were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $268,023,822 based on the New York Stock Exchange closing price on June 30, 2004.
      As of February 28, 2005, 12,356,151 shares of the registrant’s Common Stock, $.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Parts of the Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.

PART I

Items 1. and 2.	Business and Properties.
General
      Giant Industries, Inc., through our subsidiary Giant Industries Arizona, Inc. and its subsidiaries, refines and sells petroleum products. We do this:

•	on the East Coast — primarily in Virginia, Maryland, and North Carolina; and

•	in the Southwest — primarily in New Mexico, Arizona, and Colorado, with a concentration in the Four Corners area where these states meet.
      In addition, our Phoenix Fuel Co., Inc. subsidiary distributes commercial wholesale petroleum products primarily in Arizona.
      We have three business units:

•	our refining group;

•	our retail group; and

•	Phoenix Fuel.
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
Retail Group
      Our retail group operates service stations, which include convenience stores or kiosks. Our service stations sell various grades of gasoline, diesel fuel, general merchandise, including tobacco and alcoholic and nonalcoholic beverages, and food products to the general public. Our refining group or Phoenix Fuel supplies the gasoline and diesel fuel our retail group sells. We purchase general merchandise and food products from various suppliers. At December 31, 2004, we operated 124 service stations with convenience stores or kiosks.
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
      Our Yorktown refinery has a Solomon complexity rating of 11.0. The Solomon complexity rating is a relative measure of a refinery’s processing complexity based upon the number and complexity of process units utilized for refining crude oil into finished products. A refinery that has only crude oil distillation capability would have a Solomon complexity rating of 1.0. The most complex refineries have Solomon complexity ratings in excess of 16.0. Our Yorktown refinery can process a wide variety of crude oils, including certain lower quality crude oils, into high-value finished products, including both conventional and reformulated gasoline, as well as low- and high-sulfur diesel fuel and heating oil. We also produce liquefied petroleum gases (“LPG’s), fuel oil and anode grade petroleum coke.
      The refinery’s location on the York River, and its own deep-water port, allows us to receive supply shipments of crude oil from many different locations around the world and provides us the ability to transport finished products by barge. This flexibility gives us the opportunity to purchase economically attractive crude oil and to sell finished products in economically attractive markets.
      Below is operating and other data for our Yorktown refinery:

	Year Ended
	December 31,

	2004	2003

Feedstock throughput(1):
Crude oil	52,000	51,600
Residual feedstocks and intermediates	6,900	6,100

Total	58,900	57,700

Crude oil throughput (as a % of total)	88%	89%
Rated crude oil capacity utilized	84%	83%
Refinery margin ($ per barrel)	$5.60	$4.07
Products(1):
Gasoline	29,600	30,200
Diesel fuel and No. 2 fuel oil	20,900	20,500
Other(2)	8,400	7,000

Total	58,900	57,700

High-value products (as a % of total):
Gasoline	50%	52%
Diesel fuel and No. 2 fuel oil	35%	35%

Total	85%	87%

(1)	Average barrels per day.

(2)	Other products include LPG’s, fuel oil, and anode grade petroleum coke, converted to a fuel oil equivalent number of barrels.

Turnarounds
      The operating units at our refineries require regular maintenance, as well as major repair and upgrade shutdowns (known as “turnarounds”) during which they are not in operation. Turnaround cycles vary for different units.
      For turnaround purposes, we divide the operating units at our Yorktown refinery into three major groups. Each of these groups has a major turnaround approximately every five years that lasts approximately three to four weeks. The groups are scheduled for a major turnaround in 2006, 2007, and 2008. In addition, some production units must be shut down approximately once a year, for approximately 10 to 14 days at a time, for maintenance that is necessary to improve the efficiency of the unit. During these shutdowns, equipment inspections are made and maintenance is performed. Unscheduled maintenance shutdowns also may occur at the refinery from time to time.

Raw Material Supply
      Most of the feedstocks for our Yorktown refinery come from Canada, the North Sea and West Africa. The refinery can process a wide range of crude oils, including certain lower quality crude oils. The ability to process a wide range of crude oils allows our Yorktown refinery to vary crude oils in order to maximize refinery margins. Lower quality crude oils can generally be purchased at a lower cost, compared to higher quality crude oils, and this can result in improved refinery margins for us. At times, the Yorktown refinery also may purchase some process unit feedstocks to supplement the feedstocks going into various process units, and blendstocks, to optimize refinery operations and blending operations.

Statoil Agreement
      In the first quarter of 2004, we entered into a long-term crude oil supply agreement with Statoil Marketing and Trading (USA), Inc., pursuant to which Statoil agreed to supply us and we agreed to purchase acidic crude oil. We believe this arrangement will satisfy a significant portion of our Yorktown refinery’s crude oil needs. We began taking supplies of this crude oil at our Yorktown refinery in February 2004. Following various upgrades at the refinery, which took place in the third quarter of 2004, the volumes processed have substantially increased. The term of this agreement expires when we have received the total volumes of crude oil committed to be provided by Statoil, which we believe will be in approximately 2009. Either we or Statoil may terminate the agreement earlier, however, in certain circumstances, including:

•	an event of force majeure, such as an act of God, wars or terrorism, occurs and continues for more than 60 days; or

•	an event of default occurs and is not cured within the applicable cure period, if any. Events of default include, among others:

•	failure of a party to make payments when due;

•	failure of a party to perform its obligations;

•	bankruptcy or change of control of a party; and

•	an event of default by us under our senior secured revolving credit agreement or our failure to make any payment in respect of indebtedness of more than $5 million when due.

Transportation
      Our Yorktown refinery’s strategic location on the York River and its own deep-water port access allow it to receive supply shipments from various regions of the world. Crude oil tankers deliver all of the crude oil supplied to our Yorktown refinery and most of the finished products sold by the refinery are shipped out by barge.

Marketing and Distribution
      The Yorktown Markets. The markets for our Yorktown refinery are grouped into tiers, which represent varying refining margin potential. Tier 1 areas generally have the highest refining margin potential and include the Yorktown region. Tier 2 markets include Salisbury, Maryland and Norfolk, Virginia. North and South Carolina are considered Tier 3 markets, and the New York Harbor area is designated Tier 4. We focus on selling products within Tiers 1, 2 and 3, unless favorable refining margin opportunities arise in the New York Harbor.

      To date, we have concentrated our sales of finished products in Tiers 1 and 2. Most of this product is shipped out of the refinery by barge, with the remaining amount being shipped out by truck or rail. The CSX rail system, which serves the refinery, transports shipments of mixed butane and anode coke from the refinery to our customers.
      Dock System and Storage. Our refinery’s dock system is capable of handling 150,000-ton deadweight tankers and barges up to 200,000 barrels. We handle all crude oil receipts and the bulk of our finished product deliveries at the dock. The refinery includes approximately 1,900,000 barrels of crude tankage, including approximately 500,000 barrels of storage capacity in a tank leased from the adjacent landowner. We also own approximately 600,000 barrels of gasoline tank storage, 800,000 barrels of gasoline blend stock tank storage, and 300,000 barrels of distillate tank storage.

Refined Product Sales.
      Our refined products, including products we acquire from other sources, are sold through independent wholesalers and retailers, commercial accounts, and sales and exchanges with large oil companies. Refined products produced at the refinery were distributed as follows:

	2004	2003

Direct sales to wholesalers, retailers and commercial customers	71%	81%
Sales and exchanges with large oil companies	29%	19%

Our Ciniza and Bloomfield Refineries

Refining
      Our refining group operates the only active refineries in the Four Corners area. Our Ciniza refinery has a crude oil throughput capacity of 20,800 barrels per day and a total capacity including natural gas liquids of 26,000 barrels per day. It is located on approximately 850 acres near Gallup, New Mexico. Our Bloomfield refinery has a crude oil throughput capacity of 16,000 barrels per day and a total throughput capacity including natural gas liquids of 16,600 barrels per day. It is located on 285 acres near Farmington, New Mexico. We operate the two refineries in an integrated fashion. We achieve efficiency gains and cost reductions by consolidating various administrative and operating functions.
      The Four Corners area is the primary market for the refined products and is also the primary source of crude oil and natural gas liquids supplies for both refineries.
      We believe the technical capabilities of these two refineries, together with the high quality of locally available feedstocks, enable us to produce a high percentage of high value products. We believe our Ciniza refinery has a Solomon complexity rating of 7.9 and that our Bloomfield refinery has a Solomon complexity rating of 6.7. Each barrel of raw materials processed by our Four Corners refineries has resulted in 90% or more of high-value finished products, including gasoline and diesel fuel during the past five years.

      Below is operating and other data for our Four Corners refineries:

	Year Ended December 31,

	2004	2003	2002	2001	2000

Feedstock throughput:(1)
Crude oil	22,900	24,500	26,600	27,000	29,600
Natural gas liquids and oxygenates	5,400	6,100	5,900	6,200	5,800

Total	28,300	30,600	32,500	33,200	35,400

Crude oil throughput (as a % of total)	81%	80%	82%	82%	84%
Rated crude oil capacity utilized	61%	67%	72%	73%	80%
Refinery margin ($ per barrel)	$9.05	$8.81	$6.84	$9.69	$7.63
Products:(1)
Gasoline	18,600	20,900	21,400	21,400	22,500
Diesel fuel	6,600	6,900	8,100	8,600	9,600
Other	3,100	2,800	3,000	3,200	3,300

Total	28,300	30,600	32,500	33,200	35,400

High Value Products (as a % of total):
Gasoline	67%	68%	66%	65%	64%
Diesel fuel	23%	23%	25%	26%	27%

Total	90%	91%	91%	91%	91%

(1)	Average barrels per day.

Turnarounds
      In general, a major refinery turnaround is scheduled for each of our Four Corners refineries approximately every five years. A typical major refinery turnaround takes approximately 30 days. Our Ciniza refinery completed a major turnaround in the second quarter of 2004. Our Bloomfield refinery had a major turnaround in the fourth quarter of 2001. In addition, one of the production units at each refinery must be shut down approximately one or two times a year, for approximately 10 days at a time, for maintenance that is necessary to improve the efficiency of the unit. During these short shutdowns, equipment inspections are made and maintenance is performed. Unscheduled maintenance shutdowns also may occur at the refineries from time to time.

Raw Material Supply
      The primary feedstock for our Four Corners refineries is Four Corners Sweet, a locally produced, high quality crude oil. We supplement the crude oil used at our refineries with other feedstocks. These other feedstocks currently include locally produced natural gas liquids and condensate as well as other feedstocks produced outside of the Four Corners area. The most significant of these other feedstocks are natural gas liquids, consisting of natural gasoline, normal butane and isobutane.
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
      Our Ciniza and Bloomfield refineries continue to be affected by reduced crude oil production in the Four Corners area. The Four Corners basins are mature production areas and as a result are subject to a natural decline in production over time. This natural decline is being offset to some extent by new drilling, field workovers, and secondary recovery projects, which have resulted in additional production from existing reserves.
      As a result of the declining production of crude oil in the Four Corners area in recent years, we have not been able to cost-effectively obtain sufficient amounts of crude oil to operate our Four Corners refineries at full capacity. Crude oil utilization rates for our Four Corners refineries have declined from 80% in 2000 to 61% in 2004. Our current projections of Four Corners crude oil production indicate that our crude oil demand will exceed the crude oil supply that is available from local sources for the foreseeable future and that our crude oil capacity utilization rates at our Four Corners refineries will continue to decline. If additional crude oil or other refinery feedstocks become available in the future, we may increase production runs at our Four Corners refineries depending on the demand for finished products and the refining margins attainable. To that end, we continue to assess short-term and long-term options to address the continuing decline in Four Corners crude oil production. The options being considered include:

•	evaluating potentially economic sources of crude oil produced outside the Four Corners area, including ways to reduce raw material transportation costs to our refineries;

•	evaluating ways to encourage further production in the Four Corners area;

•	changes in operation/configuration of equipment at one or both refineries to further the integration of the two refineries, and reduce fixed costs; and

•	with sufficient further decline in raw material supply, the temporary, partial or permanent discontinuance of operations at one or both refineries.
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

Transportation
      Crude oil supply for our Four Corners refineries comes primarily from the Four Corners area and is either connected by pipelines, including pipelines we own, or delivered by our trucks to pipeline injection points or refinery tankage. Our pipeline system reaches into the San Juan Basin, located in the Four Corners area, and connects with local common carrier pipelines. We currently own approximately 250 miles of pipeline for gathering and delivering crude oil to the refineries. Our Ciniza refinery receives natural gas liquids primarily through a 13-mile pipeline we own that is connected to a natural gas liquids processing plant.

Marketing and Distribution
      The Four Corners Market. We group the markets for our Four Corners refineries into two tiers, which represent varying refining margin potential. Tier 1 has the highest refining margin potential and is the Four Corners area. Tier 2 includes both the Albuquerque, New Mexico and Flagstaff, Arizona areas, the largest markets in New Mexico and Northern Arizona, respectively. The Tier 2 markets are primarily supplied from our Ciniza refinery.
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
      We also own a finished products terminal in Albuquerque, New Mexico, with a daily capacity of 10,000 barrels per day. This terminal has approximately 170,000 barrels of finished product tankage and a truck loading rack with two loading spots. Product deliveries to this terminal are made by truck or by pipeline, including deliveries from our Ciniza refinery.

Refined Product Sales.
      Our refined products, including products our refining group acquires from other sources, are sold through independent wholesalers and retailers, commercial accounts, our own retail units, and sales and exchanges with large oil companies. Refined products produced at the refineries were distributed as follows:

	2004	2003

Direct sales to wholesalers, retailers and commercial customers	60%	55%
Direct sales to our own retail units	19%	26%
Sales and exchanges with large oil companies	18%	18%
Other	3%	1%
Retail Group
      At December 31, 2004, we operated 124 service stations. These service stations are located in New Mexico, Arizona, and Colorado. This represents a decrease of three units since December 31, 2003.
      On December 31, 2004, we had 50 units branded Conoco pursuant to a strategic branding/licensing agreement. In addition, 21 units were branded Giant, 49 units were branded Mustang, 3 units were branded Thriftway, and 1 was unbranded.
      Many of our service stations are modern, high-volume self-service stations. Our service stations are augmented with convenience stores at most locations, which provide items such as general merchandise, tobacco products, alcoholic and nonalcoholic beverages, fast food, and automotive products. In addition, most locations offer services such as automated teller machines and free air and water. These stores offer a mix of our own branded food service/delicatessen items and some of the stores offer nationally franchised products. Service stations with kiosks offer limited merchandise, primarily tobacco products, but also candy and other snacks and some automotive products.
      Until June 19, 2003, when it was sold, we also owned and operated a travel center adjacent to our Ciniza refinery near Gallup, New Mexico. The travel center provided a direct market for a portion of the Ciniza refinery’s production. In connection with the sale, the refinery group entered into a long-term product supply agreement with the purchaser.

      Below is data with respect to our retail operations:

	Year Ended December 31,

	2004	2003	2002	2001	2000

Retail Group
Service Stations(1)
Fuel gallons sold (in thousands)	157,618	156,581	168,956	187,152	208,125
Product margin ($/gallon)	$0.181	$0.197	$0.154	$0.170	$0.168
Merchandise sold ($ in thousands)	$134,296	$130,336	$135,767	$138,403	$131,825
Merchandise margin	24%	29%	27%	28%	28%
Number of outlets at year end	124	127	135	150	179
Travel Center(2)
Fuel gallons sold (in thousands)	—	10,227	24,906	24,964	26,698
Product margin ($/gallon)	—	$0.071	$0.094	$0.103	$0.104
Merchandise sold ($ in thousands)	—	$2,703	$6,103	$6,128	$6,719
Merchandise margin	—	42%	44%	44%	46%
Number of outlets at year end	—	—	1	1	1

(1)	Includes continuing and discontinued operations.

(2)	2003 figures are from January 1 to June 19 when the Travel Center was sold.
Phoenix Fuel
      Phoenix Fuel is a commercial wholesale petroleum products distributor selling diesel fuel, gasoline, jet fuel, kerosene, motor oil, hydraulic oil, gear oil, cutting oil, grease and various chemicals and solvents. As part of these operations, we have lubricant and bulk petroleum distribution plants, unmanned fleet fueling locations, a bulk lubricant terminal facility, and a fleet of finished product transports, finished product tankwagons and lubricant delivery trucks. These operations are located throughout Arizona, and we sell products primarily in Arizona and also in Colorado, Nevada, New Mexico and Texas. In addition, we offer our customers a variety of related services, including fuel management systems, tank level monitoring, and automated dispatch. We sell under the trade names Phoenix Fuel, Firebird Fuel, Tucson Fuel, Mesa Fuel, and PFC Lubricants. Our principal customers are in the mining, construction, utility, manufacturing, transportation, aviation, and agriculture industries. We purchase petroleum products for resale from other refiners and marketers and to a lesser extent from our refining group.
      Below is data with respect to our Phoenix Fuel operations:

	Year Ended December 31,

	2004	2003	2002	2001	2000

Phoenix Fuel
Fuel gallons sold (in thousands)(1)	473,009	429,198	376,711	394,158	424,290
Product margin ($/gallon)(2)	$0.055	$0.053	$0.054	$0.050	$0.052
Lubricant sales ($ in thousands)	$30,597	$24,475	$21,544	$22,347	$24,210
Lubricant margin	13%	15%	17%	17%	16%

(1)	Includes fuel gallons supplied to our retail group at no margin.

(2)	Calculated as fuel revenues, including delivery charges billed to the customer, less cost of fuel products sold, divided by fuel gallons sold.

Employees
      On February 28, 2005, we employed the following number of employees in each area of our business:

	Full-Time	Part-Time	Total

Refining group	621	5	626
Retail group	1,194	274	1,468
Phoenix Fuel	202	5	207
Corporate staff operations	74	4	78
      The Paper, Allied — Industrial, Chemical and Energy Workers International Union Local 2-10 represents the hourly workforce at our Yorktown refinery. The current agreement with the union expires in 2006. At February 28, 2005, there were 120 employees represented by this union.
Other Matters

Competitive Conditions
      We operate in a highly competitive industry. Many of our competitors are large, integrated oil companies which, because of their more diverse operations, stronger capitalization and better brand name recognition, are better able to withstand volatile industry conditions than we are, including shortages or excesses of crude oil or refined products, or intense price competition. The refineries operated by our competitors are typically larger and more efficient than our refineries. As a result, these refineries may have lower per barrel processing costs. Furthermore, mergers between large integrated oil companies, upgrades to competitors’ refineries, and pipeline projects have resulted and, in the future, may result in increased competition for our refineries.
      The principal competitive factors affecting our refining operations are:

•	the quality, quantity and delivered costs of crude oil, natural gas liquids and other refinery feedstocks;

•	refinery throughput and processing efficiencies;

•	refined product mix;

•	refined product selling prices;

•	refinery processing costs per barrel;

•	the cost of delivering refined products to markets; and

•	the ability of competitors to deliver refined products into our market areas by pipeline or other means.
      The principal competitive factors affecting our retail marketing business are:

•	the level of customer service provided;

•	the location of our service stations;

•	product selling prices;

•	product availability and cost, including prices being offered for refined products by major oil companies to our competitors in certain markets;

•	the appearance and cleanliness of our service stations;

•	brand acceptance; and

•	the development of gasoline retail operations by non-traditional marketers, such as supermarkets and club membership warehouses.

      The principal competitive factors affecting Phoenix Fuel are:

•	product availability and cost, including prices being offered for refined products by major oil companies to our competitors in certain markets;

•	the level of customer service provided;

•	product selling prices; and

•	business integration of new technology.

Competitors in the Yorktown Refinery’s Market
      We compete with major and larger integrated oil companies as well as independent refiners. Among others, we compete with refineries in the Gulf Coast via the Colonial Pipeline, which runs from the Gulf Coast area to New Jersey. We also compete with offshore refiners that deliver product by water transport.

Competitors in the Four Corners Refineries’ Market
      We compete with major and larger integrated oil companies and with independent refiners that have refineries located outside the Four Corners area. Refined products can be shipped to Albuquerque, New Mexico through three pipelines originating in El Paso, Texas; Amarillo, Texas; and southeastern New Mexico. Furthermore, refined products can be shipped to the Four Corners area through the pipeline originating in Southeastern New Mexico.
      The Longhorn Pipeline project that runs from Houston, Texas to El Paso, Texas and connects the Chevron pipeline to the Albuquerque area and to the Kinder-Morgan pipeline to the Phoenix and Tucson, Arizona markets had a start-up date of August 2004. In addition, there are plans to increase the volume of product that can be transported by pipeline from El Paso to the Phoenix and Tucson markets. The start-up of Longhorn and the completion of some or all of these other projects could result in increased competition by increasing the amount of refined products potentially available in these markets, as well as improving competitor access to these areas. It also could result in new opportunities for us, as we are a net purchaser of refined products in some of these areas.
Regulatory, Environmental and Other Matters
      Our operations are subject to a variety of federal, state and local environmental laws. These laws apply to, among other things:

•	the discharge of pollutants into the soil, air and water;

•	product specifications;

•	the generation, treatment, storage, transportation and disposal of solid and hazardous wastes; and

•	employee health and safety.
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

      Low Sulfur Fuels. Rules issued by the federal Environmental Protection Agency (“EPA”) require refiners to substantially reduce the sulfur content in gasoline and diesel fuels. Refiners began producing gasoline that satisfies low sulfur gasoline standards in 2004, with most refiners required to be in full compliance for all production in 2006. Most refiners also must begin producing highway diesel fuel that satisfies low sulfur diesel standards by June 2006. All refiners and importers must be in full compliance with the new gasoline and diesel standards by 2010 without exception.
      Yorktown Compliance Extension. We applied for temporary relief from the low sulfur gasoline standards at the Yorktown refinery. In March 2003, EPA approved our application and issued a compliance plan. This compliance plan allowed us to postpone $20,000,000 to $25,000,000 of capital expenditures for up to three years from the date we would otherwise have begun these expenditures. We must be in full compliance with the gasoline and diesel sulfur standards by January 1, 2008. We must provide EPA with an annual report on our adherence to the compliance plan and on our progress in meeting the low sulfur standards. If we fail to comply with the conditions set by EPA, the compliance plan could be modified or revoked. Further, EPA reserved the right to modify or revoke the compliance plan for other reasons. EPA must, however, provide us with reasonable notice of any anticipated changes in the compliance plan and reasonable lead time to implement any modifications due to changes in the compliance plan. Modifications to or revocation of the compliance plan could increase the quantity of high-sulfur products, including product components, that do not meet the new standards. This would likely reduce our refining earnings. Our Yorktown compliance extension remains in effect.
      We anticipate that the cost of purchasing and installing the equipment necessary to produce low sulfur gasoline and diesel fuel at the Yorktown refinery will be between $60,000,000 and $70,000,000 depending on the methods selected to reduce the sulfur content and the volume of low sulfur fuel to be produced at the facility. We also anticipate that the majority of these expenditures will occur primarily in 2005 through 2007, with the bulk of these expenditures budgeted for 2005.
      Four Corners Compliance. With respect to the Ciniza and Bloomfield refineries, we believe that we qualify under existing regulations for an extension of the low sulfur gasoline standards until 2007, the date when the annual average sulfur content of our Four Corners gasoline must begin to be reduced. Full compliance is, however, required in 2008. We anticipate that we will spend between $15,000,000 and $25,000,000 to comply with the low sulfur gasoline and low sulfur diesel rules. We also anticipate that the majority of these expenditures will occur primarily in 2005 and 2006.
      There are a number of factors that could affect our cost of compliance with the low sulfur standards. For example, because these regulations affect the entire industry, due to demand, engineering and construction companies may charge a premium for their services. In addition, increases in metal prices could further impact costs.
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
      MTBE. Methyl tertiary butyl ether (“MTBE”) is a gasoline blending component used by many refiners in producing specially formulated gasoline. MTBE has been phased out in some areas where we market our products. To date, we have not seen any significant impact on our operations due to the phase out of MTBE in these areas. MTBE also is being considered for phase out in other areas where we market our products. If MTBE is phased out in these additional areas, we would seek to redirect the gasoline to areas where MTBE is permitted or use other blending components, either of which could adversely affect our product margins.

      Oxygenates. The use of gasoline containing oxygenates has been government-mandated in some areas in which we sell motor vehicle fuel. Oxygenates are oxygen-containing compounds that can be used as a supplement to reduce carbon monoxide emissions. We anticipate that we will be able to purchase sufficient quantities of oxygenates at acceptable prices for the foreseeable future.
MTBE Litigation
      Lawsuits have been filed in numerous states alleging that MTBE has contaminated, or threatens to contaminate, water supplies. We are a defendant, along with numerous other refiners and suppliers of gasoline containing MTBE, in approximately 35 MTBE lawsuits pending in Virginia, Connecticut, Illinois, Indiana, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, Vermont, and West Virginia. For a further discussion of this matter, see Note 17 to our Consolidated Financial Statements in Item 8, captioned “Commitments and Contingencies.”
Alleged Regulatory Violations
      Governmental authorities issue notices of violations, compliance orders, and similar notices that allege, among other things, violations of environmental requirements. They also may assess fines or require corrective action for the alleged violations. We are engaged in negotiations with the Environmental Protection Agency and the New Mexico Environment Department in connection with alleged violations of air quality regulations at our Ciniza and Bloomfield refineries. For a discussion of this matter as well as actions we are taking in connection with the resolution of other alleged regulatory violations, see Note 17 to our Consolidated Financial Statements in Item 8, captioned “Commitments and Contingencies.”
      We have received other allegations of environmental and other regulatory violations from governmental authorities from time to time. We have responded or intend to respond in a timely manner to all such matters. Despite our ongoing efforts to comply with environmental laws and regulations, we may receive allegations of violations from governmental authorities in the future.
Discharges, Releases and Cleanup Activities
      By their very nature, our operations are inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances. These events may give rise to liability for us. Accidental discharges of contaminants have occurred from time to time during the normal course of our operations. We have undertaken, intend to undertake, or have completed all investigative or remedial work thus far required by governmental agencies to address potential contamination by us. For a discussion of significant cleanup activities in which we are involved, see Note 17 to our Consolidated Financial Statements in Item 8, captioned “Commitments and Contingencies.”
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
      Although we have invested substantial resources to prevent and minimize future accidental discharges and to remedy contamination resulting from prior discharges, any of the following may occur in the future:

•	new accidental discharges;

•	we will fail to adequately remedy past discharges;

•	governmental agencies may impose fines for past or future contamination;

•	we may not receive anticipated levels of reimbursement from third parties, including state environmental agencies; or

•	third parties may assert claims against us for damages allegedly arising out of past or future contamination.

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

•	the installation and operation of refinery equipment, pollution control systems and equipment we currently do not possess;

•	the acquisition or modification of permits applicable to our activities; and

•	the initiation or modification of cleanup activities.
Rights-Of-Way
      In connection with our crude oil pipeline gathering system, we have obtained various rights-of-way from various third parties. Irregularities in title may exist with respect to a limited number of these rights-of-way. We have, however, continued our use of the entirety of our pipeline gathering system. As of this date, no claim stemming from any right-of-way matter has been brought against us. We do not believe that any right-of-way matters or irregularities in title will adversely affect our use of the pipeline gathering system.
      Certain rights-of-way for our crude oil pipeline system must be renewed periodically. A portion of the system, consisting of eight miles or approximately 4% of the entire system, must be renewed in 2006. We have started the work necessary to renew this portion of our system. We expect that substantial lead time will be required to negotiate and complete renewal of these rights-of-way. Additional rights-of-way for pipeline sections consisting of 174 miles or about 70% of the system must be renewed in 2009, and initial discussions for renewal are expected to begin in 2007.
      Certain obligations may arise from the non-renewal of these rights-of-way. See Note 7 related to crude pipeline asset retirement obligations.
Jet Fuel Claims
      In February 2003, we filed a complaint against the United States in the United States Court of Federal Claims in connection with military jet fuel that we sold to the Defense Energy Support Center from 1983 through 1994. We asserted that the federal government underpaid us for jet fuel by approximately $17,000,000. For a discussion of this matter, see Note 17 to our Consolidated Financial Statements in Item 8, captioned “Commitments and Contingencies.”
Yorktown Power Outage Claim
      On April 28, 2003, a breaker failure disrupted operations at the electric generation plant that supplies our Yorktown refinery with power. As a result of the failure, the refinery suffered a complete loss of power and shut down all processing units. We incurred direct costs of approximately $1,250,000 as a result of the loss of power. Reduced production also resulted in a loss of earnings. We entered into a settlement agreement with the power station owner in the first quarter of 2005 resolving this matter. For a further discussion of this matter, see Note 17 to our Consolidated Financial Statements in Item 8, captioned “Commitments and Contingencies.”
NYSE Matters
      In 2004, our chief executive officer submitted to the New York Stock Exchange (the “NYSE”) the required CEO certification regarding compliance with the NYSE corporate governance listing standards. In addition, attached as Exhibits 31.1 and 31.2 to this Form 10-K are the certifications required by Sarbanes-Oxley Section 302.
Additional Information
      Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available on our website at www.Giant.com and the SEC website at www.sec.gov as soon as reasonably practicable after they are electronically filed or furnished to the SEC. Additional copies of these reports are available without charge to stockholders by calling (480) 585-8888 or by writing to: Mark Cox, Executive Vice President, Treasurer, Chief Financial Officer and Assistant Secretary at our corporate headquarters.

Item 3.	Legal Proceedings.
      We are a party to ordinary routine litigation incidental to our business. We also incorporate by reference the discussion of legal proceedings contained in Items 1 and 2 under the headings “Regulatory, Environmental and Other Matters”, the discussions contained in Item 7, and the information regarding commitments and contingencies in Note 17 and certain related party transactions in Note 18 to the Company’s Consolidated Financial Statements in Item 8.

Item 4.	Submission of Matters to a Vote of Security Holders.
      Not applicable.
Executive Officers of the Registrant
      Our executive officers as of March 1, 2005 are listed below:

Name	Age	Position	Executive Officer Since

Fred L. Holliger	57	Chairman of the Board and Chief Executive Officer	October 1989
Morgan Gust	57	President	August 1990
Mark B. Cox	46	Executive Vice President, Treasurer, Chief Financial Officer, and Assistant Secretary	February 1999
C. Leroy Crow	54	Executive Vice President of our Refining Group Strategic Business Unit	February 2000
Jack W. Keller	60	President of Phoenix Fuel Strategic Business Unit	February 1999
Robert C. Sprouse	48	Executive Vice President of our Retail Group Strategic Business Unit	April 2003
S. Leland Gould	48	Executive Vice President, Governmental Affairs and Real Estate	March 2002
Kim H. Bullerdick	51	Senior Vice President, General Counsel, and Secretary	February 1999
Roger D. Sandeen	59	Vice President, Chief Accounting Officer, Chief Information Officer, and Assistant Secretary	July 2003
Gregory A. Barber	47	Vice President, Controller	April 2004
Natalie R. Dopp	33	Vice President, Human Resources	April 2004
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
      Mark B. Cox has served as our vice president, treasurer, financial officer and assistant secretary since December 1998. In March 2002, Mr. Cox was named chief financial officer and in April 2004, Mr. Cox was made executive vice president.
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
      S. Leland Gould has served as our executive vice president, governmental affairs and real estate since June 2002. From March 2002 to June 2002, Mr. Gould served as our executive vice president of retail operations. Mr. Gould joined us in August 2000 as vice president, strategic business development. Prior to August 2000, Mr. Gould was vice president and national sales manager for Wolf Camera, a photo retail store chain with 800 stores nationwide. Mr. Gould also is a director and the treasurer for the New Mexico Oil and Gas Association and is a director for the New Mexico Petroleum Marketers Association.
      Kim H. Bullerdick has served as our vice president and corporate secretary since December 1998 and our general counsel since May 2000. In April 2004, Mr. Bullerdick was made senior vice president. From December 1998 to May 2000, Mr. Bullerdick was our legal department director.
      Roger D. Sandeen has served as our vice president, chief accounting officer and assistant secretary since July 2003. In January 2004, Mr. Sandeen was also named as our chief information officer. From January 2002 to July 2003, Mr. Sandeen was senior vice president and chief financial officer for Venerable Group, a privately-owned company involved in the real estate, business and information consulting and dental industries. From 2000 through 2001, Mr. Sandeen was an independent financial consultant to several organizations, including the Venerable Group. From 1989 to 2000, Mr. Sandeen was an executive officer for Xcel Energy, Inc., serving from time to time in various senior management positions, including chief financial officer, chief accounting officer and chief information officer.
      Gregory A. Barber has served as our vice president, corporate controller since April 2004. From March 2001 to June 2004, Mr. Barber served as our vice president, special project management. From February 1999 to March 2001, Mr. Barber served as our vice president, branded wholesale marketing.
      Natalie R. Dopp has served as our vice president, human resources since September 2002. Prior to that, Ms. Dopp was responsible for our recruiting and compensation functions. Ms. Dopp joined us in April 2000 and prior to that she was employed by Scottsdale Insurance Company, a subsidiary of Nationwide Insurance.
PART II

Item 5.	Market For the Registrant’s Common Equity and Related Stockholder Matters
      Our common stock is traded on the New York Stock Exchange. The high and low sales prices for our common stock for each full quarterly period as reported on the New York Stock Exchange Composite Tape for the last two fiscal years are as follows:

Quarter Ended	High	Low

December 31, 2004	$28.98	$22.00
September 30, 2004	27.25	20.29
June 30, 2004	22.16	15.37
March 31, 2004	25.44	11.71
December 31, 2003	$12.73	$7.10
September 30, 2003	8.10	5.57
June 30, 2003	6.32	4.42
March 31, 2003	5.50	2.85

      We currently do not pay dividends on our common stock. The board of directors will periodically review our policy regarding the payment of dividends. Any future dividends are subject to the results of our operations, declaration by the board of directors, and existing debt covenants, as described below.
      We have issued 8% Senior Subordinated Notes due 2014 (the “8% Notes”) and 11% Senior Subordinated Notes due 2012 (the “11% Notes”). The 8% Notes were issued under an Indenture dated May 3, 2004 (the “8% Indenture”) and the 11% Notes were issued under an Indenture dated May 14, 2002 (the “11% Indenture”, and collectively with the 8% Indenture, the “Indentures”). Both Indentures are among the Company, its subsidiaries, as guarantors, and The Bank of New York, as trustee. The Indentures contain a number of covenants, one of which governs our ability to pay dividends and to purchase our common stock.
      Also see the “Capital Structure” discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.
      On March 1, 2005, there were 217 stockholders of record for our common stock.
      At December 31, 2004, retained earnings available for dividends under the most restrictive terms of the Indentures were approximately $26,564,000.

Item 6.	Selected Financial Data.
      The following table summarizes our recent financial information. This selected financial data should be read with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and the Consolidated Financial Statements and related notes thereto, included in Item 8:
FINANCIAL AND OPERATING HIGHLIGHTS

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except percentages, per share and operating data)
Financial Statement Data
Continuing Operations:
Net Revenues	$2,512,005	$1,809,662	$1,252,026	$911,404	$1,008,841
Operating Income	78,405	63,775	19,959	45,374	35,286
Earnings (Loss)	16,292	12,312	(11,520)	13,621	7,714
Earnings (Loss) Per Common Share — Basic	$1.47	$1.41	$(1.34)	$1.54	$0.84
Earnings (Loss) Per Common Share — Diluted	$1.43	$1.40	$(1.34)	$1.53	$0.84
Discontinued Operations:
Net Revenues	$853	$26,776	$61,036	$80,276	$90,519
Operating (Loss) Income	(115)	(631)	3,651	(2,066)	(709)
(Loss) Earnings	(71)	(389)	2,253	(1,239)	(425)
Earnings (Loss) Per Common Share — Basic	$(0.01)	$(0.05)	$0.26	$(0.14)	$(0.05)
Earnings (Loss) Per Common Share — Diluted	$(0.01)	$(0.05)	$0.26	$(0.14)	$(0.05)
Cumulative Effect of Change in Accounting Principle	—	$(704)	—	—	—
Loss Per Common Share — Basic	—	$(0.08)	—	—	—
Loss Per Common Share — Diluted	—	$(0.08)	—	—	—
Weighted Average Common Shares Outstanding — Basic	11,105	8,732	8,566	8,871	9,214
Weighted Average Common Shares Outstanding — Diluted	11,358	8,830	8,566	8,885	9,223
Working Capital	$103,172	$97,294	$91,333	$56,228	$53,537
Total Assets	702,406	699,654	702,286	507,174	528,565
Long-Term Debt(a)	292,759	355,601	398,069	256,749	258,009
Stockholders’ Equity	216,439	139,436	127,317	136,410	127,703
Long-Term Debt as a Percentage of Total Capitalization	57.5%	71.8%	75.8%	65.3%	66.9%
Book Value Per Common Share Outstanding	$17.55	$15.87	$14.85	$15.95	$14.27
Return on Average Stockholders’ Equity	9.1%	8.4%	—	9.4%	5.6%
Operating Data
Refining Group:
Four Corners Operations:
Rated Crude Oil
Capacity Utilized	61%	67%	72%	73%	80%
Refinery Sourced Sales Barrels (Bbls/Day)	27,355	29,900	31,907	32,025	34,287
Average Crude Oil Costs ($/Bbl)	$39.31	$29.32	$23.62	$25.00	$29.26
Refinery Margin ($/Bbl)	$8.97	$8.81	$6.84	$9.69	$7.63
      Total capitalization is defined as Long-Term Debt, net of current portion plus Total Stockholders’ Equity.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except percentages,
	per share and operating data)
Yorktown Operations:(1)
Rated Crude Oil Capacity Utilized	84%	83%	86%
Refinery Sourced Sales Barrels (Bbls/Day)	60,999	58,931	58,771
Average Crude Oil Costs ($/Bbl)	$37.39	$29.79	$27.01
Refinery Margin ($/Bbl)	$5.60	$4.07	$2.32
Retail Group:
Service Stations: (Continuing Operations)
Fuel Gallons Sold (In Thousands)	157,175	149,197	148,983	156,667	171,620
Product Margin ($/Gallon)	$0.181	$0.196	$0.155	$0.172	$0.169
Merchandise Sold ($ In Thousands)	$134,076	$127,178	$123,806	$123,696	$118,596
Merchandise Margin	24%	29%	27%	28%	28%
Operating Retail Outlets at Year End:
Continuing Operations	124	124	124	124	152
Discontinued Operations	—	3	12	26	27
Travel Center:(2)
Fuel Gallons Sold (In Thousands)	—	10,227	24,906	24,964	26,698
Product Margin ($/Gallon)	—	$0.071	$0.094	$0.103	$0.104
Merchandise Sold ($ In Thousands)	—	$2,703	$6,103	$6,128	$6,719
Merchandise Margin	—	42%	44%	44%	46%
Number of Outlets at Year End	—	—	1	1	1
Phoenix Fuel:
Fuel Gallons Sold (In Thousands)	473,009	429,198	376,711	394,158	424,290
Product Margin ($/Gallon)	$0.055	$0.053	$0.054	$0.050	$0.052
Lubricant Sales ($ In Thousands)	$30,597	$24,475	$21,544	$22,347	$24,210
Lubricant Margin	13%	15%	17%	17%	16%

(1)	Acquired on May 14, 2002.

(2)	Sold June 19, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview
      We refine and sell petroleum products and operate service stations and convenience stores. Our operations are divided into three strategic business units, the refining group, the retail group and Phoenix Fuel. The refining group operates two refineries in the Four Corners area of New Mexico and one refinery in Yorktown, Virginia. The refining group sells its products to numerous wholesale distributors and retail chains. Our retail group operated 124 service stations at December 31, 2004. The retail group sells petroleum products and merchandise in New Mexico, Arizona, and southern Colorado. Phoenix Fuel distributes commercial wholesale petroleum products primarily in Arizona.
      In order to maintain and improve our financial performance, we are focused on several critical and challenging objectives. We will be addressing these objectives in the short-term as well as over the next three to five years. In our view, the most important of these objectives are:

•	increasing margins through management of inventories and taking advantage of sales and purchasing opportunities;

•	minimizing or reducing operating expenses and capital expenditures;

•	increasing the available crude oil supply for our Four Corners refineries;

•	cost effectively complying with current environmental regulations as they apply to our refineries, including future clean air standards;

•	improving our overall financial health and flexibility by, among other things, reducing our debt and overall costs of capital, including our interest and financing costs, and maximizing our return on capital employed; and

•	evaluating opportunities for internal growth and growth by acquisition.
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
      Our significant accounting policies, including revenue recognition, inventory valuation, and maintenance costs, are described in Note 1 to our Consolidated Financial Statements included in Item 8. The following accounting policies are considered critical due to the uncertainties, judgments, assumptions and estimates involved:

•	accounting for contingencies, including environmental remediation and litigation liabilities (see Note 17);

•	assessing the possible impairment of long-lived assets (see Notes 4 and 5);

•	accounting for asset retirement obligations (see Note 7);

•	accounting for our pension and post-retirement benefit plans (see Note 13); and

•	accounting for inventories (see Note 2).
Contingencies, Including Environmental Remediation and Litigation Liabilities
      We have recorded various environmental remediation liabilities described in more detail in Note 17 to our Consolidated Financial Statements in Item 8. For the most part, these liabilities result from:

•	past operations, including liabilities arising out of changes in environmental laws; and

•	liabilities assumed in connection with acquired assets.
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
Impairment of Long-Lived Assets
      We review the carrying values of our long-lived assets, including goodwill and other intangibles, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For assets held for sale, we report long-lived assets at the lower of the carrying amount or fair value less cost to sell. For assets held and used, we use an undiscounted cash flow methodology to assess their recoverability. If the sum of the expected future cash flows for these assets is less than their carrying value, we record impairment losses. Goodwill and certain intangible assets with indefinite lives are also subject to an annual impairment test. Changes in current economic conditions, assumptions regarding the timing and amounts of cash flows, or fair market value estimates could result in additional write-downs of these assets in the future. For a discussion of our impairment of long-lived assets, see Notes 4 and 5 to our Consolidated Financial Statements in Item 8.
Asset Retirement Obligations
      We have legal obligations associated with the retirement of some of our long-lived assets. These obligations are related to:

•	some of our solid waste management facilities;

•	some of our crude pipeline right-of-way agreements; and

•	some of our underground and above-ground storage tanks.
      We use a discounted cash flow model to calculate the fair value of the asset retirement obligations. Key assumptions we use in estimating the fair value of these obligations are:

•	settlement date occurs at the end of the economic useful life; and

•	settlement prices are estimated using consultant proposals and third-party contractor invoices for substantially equivalent work and a market risk premium to cover uncertainties and unforeseeable circumstances.
      Changes in current economic conditions, assumptions regarding the timing and amounts of cash flows, or fair market value estimates could result in a change in the obligation in the future.
      For a discussion of our asset retirement obligations, see Note 7 to our Consolidated Financial Statements in Item 8.
Pension and Post-Retirement Plans
      The plan obligations and related assets of our pension and post retirement plans are presented in Note 13 to our Consolidated Financial Statements. Plan assets, which consist of equity and debt securities, are valued using market prices. Plan obligations and the annual pension and post-retirement medical expense are determined by independent actuaries and are based on a number of assumptions. The key assumptions used in measuring the plan obligations include:

•	discount rate;

•	long-term rate of return on plan assets; and

•	healthcare cost trend rates.

      Changes in our actuarial assumptions used in calculating our pension and other postretirement benefit liability and expense can have a significant impact on our earnings and financial position. We review these assumptions on an annual basis and adjust them as necessary.
      The following chart reflects the sensitivities that a change in certain actuarial assumptions for our Cash Balance Plan would have had on the 2004 projected benefit obligation, our 2004 reported pension liability on our Consolidated Balance Sheet, and our 2004 reported pension expense on our Consolidated Statement of Operations:

	Increase/(Decrease)

	Impact on Projected	Impact on	Impact on
Actuarial Assumption(a)	Benefit Obligation	Pension Liability	Pension Expense

Discount rate:
Increase 1%	$(2,394,000)	$(455,000)	$(455,000)
Decrease 1%	2,211,000	269,000	269,000
Expected long-term rate of return on plan assets:
Increase 1%	—	(14,000)	(14,000)
Decrease 1%	—	14,000	14,000

(a)	Each fluctuation assumes that the other components of the calculation are held constant.
      The following chart reflects the sensitivities that a change in certain actuarial assumptions for our Retiree Medical Plan would have had on the 2004 accumulated postretirement benefit obligation on our Consolidated Balance Sheet and our 2004 reported postretirement benefit expense on our Consolidated Statement of Operation:

	Increase/(Decrease)

	Impact on	Impact on
	Accumulated	Other
	Postretirement	Postretirement
Actuarial Assumption(a)	Benefit Obligation	Benefit Expense

Discount rate:
Increase 1%	$(516,000)	$(51,000)
Decrease 1%	641,000	83,000
Health care cost trend rate(b):
Increase 1%	65,000	11,000
Decrease 1%	(64,000)	(11,000)

(a)	Each fluctuation assumes that the other components of the calculation are held constant.

(b)	This assumes a 1% change in the initial and ultimate health care cost trend rate.
Inventories
      Our inventories are stated at the lower of cost or market. Costs for crude oil and refined products produced by the refineries, and lubricants and other merchandise of Phoenix Fuel, are determined by the last-in, first-out (“LIFO”) method. Under this method, the most recent acquisition costs are charged to cost of sales, and inventories are valued at the earliest acquisition costs. The Company selected this method because it believed it more accurately reflects the cost of the Company’s current sales. The use of this method results in reported earnings that can differ significantly from those that might be reported under a different inventory method such as the first-in, first-out (“FIFO”) method. Under the FIFO method, the earliest acquisition costs are charged to cost of sales and inventories are valued at the latest acquisition costs. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO volumes in prior periods. Market value is determined based on estimated selling prices less applicable refining, transportation and other selling costs, generally for the month subsequent to the end of the reporting period. This topic is further discussed in Note 2 to our Consolidated Financial Statements included in Item 8.
Results of Operations
      The Company’s recent financial information is summarized in Selected Financial Data in Item 6. The following discussion of our Results of Operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8, primarily Note 16 — “Business Segments”.
      Below is operating data for our operations:

	Year Ended December 31,

	2004	2003	2002

Refining Group Operating Data:
Four Corners Operations:
Crude Oil/ NGL Throughput (BPD)	28,281	30,552	32,535
Refinery Sourced Sales Barrels (BPD)	27,355	29,900	31,907
Average Crude Oil Costs ($/Bbl)	$39.31	$29.32	$23.62
Refining Margins ($/Bbl)	$8.97	$8.81	$6.84
Yorktown Operations:
Crude Oil Throughput (BPD)	58,913	57,672	57,297
Refinery Sourced Sales Barrels (BPD)	60,999	58,931	58,771
Average Crude Oil Costs ($/Bbl)	$37.39	$29.79	$27.01
Refining Margins ($/Bbl)	$5.60	$4.07	$2.32
Retail Group Operating Data:
(Continuing operations only)
Fuel Gallons Sold (000’s)	157,175	149,197	148,983
Fuel Margins ($/gal)	$0.181	$0.196	$0.155
Merchandise Sales ($ in 000’s)	$134,076	$127,178	$123,806
Merchandise Margins	24%	29%	27%
Operating Retail Outlets at Year End:	124	124	124
Phoenix Fuel Operating Data:
Fuel Gallons Sold (000’s)	473,009	429,198	376,711
Fuel Margins ($/gal)	$0.055	$0.053	$0.054
Lubricant Sales ($ in 000’s)	$30,957	$24,475	$21,544
Lubricant Margins	13%	15%	17%
      The comparability of our continuing results of operations for the year ended December 31, 2004 with the year ended December 31, 2003 is affected by, among others, the following factors:

•	stronger combined net refining margins for our refineries in 2004, due to, among other things:

•	increased finished product demand;

•	increased sales in our Tier 1 markets;

•	reduced imports of foreign gasoline, due to a reduction in gasoline sulfur limits;

•	elimination of MTBE in Connecticut, New York, and California; and

•	tight finished product supply in certain of our market areas.

•	the processing of lower priced acidic crude oils at our Yorktown refinery, including crude oil purchased under our supply agreement with Statoil that began deliveries in late February 2004;

•	a processing unit turnaround at our Yorktown refinery in 2003, which resulted in the refinery being out of operation from March 21, 2003 to April 16, 2003;

•	an unplanned shutdown of all processing units at the Yorktown refinery from the end of April 2003 to the middle of May 2003 as a result of a breaker failure at the electric generation plant, which is owned by an unrelated power provider, that supplies the refinery;

•	continued reduced production at our Four Corners refineries because of lower crude oil receipts due to reduced supply availability;

•	stronger finished product sales volumes and margins for our Phoenix Fuel operations in 2004, due to, among other things:

•	increased finished product demand;

•	an expanded customer base; and

•	tight finished product supplies in our Phoenix market.

•	the shutdown of the alkylation unit at our Ciniza refinery as a result of the fire that occurred on April 8, 2004, which resulted in the alkylation unit being out of operation from April 8, 2004 to September 1, 2004;

•	a scheduled turnaround, which started early as a result of the fire discussed above, at the Ciniza refinery, which resulted in the refinery being out of operation from April 8, 2004 to May 9, 2004 (except the alkylation unit, which was not repaired and restarted until September 1, 2004); and

•	lower throughput volumes at the Yorktown refinery due to the delayed completion of refinery upgrades to process additional higher-acid crude oil and unrelated operating problems with two units that were resolved by early January, 2005.
Comparison of the Years Ended December 31, 2004 and December 31, 2003

Earnings (Loss) From Continuing Operations Before Income Taxes
      Our earnings from continuing operations before income taxes increased $6,699,000 for the year ended December 31, 2004. This increase was, among other things, primarily due to the following:

•	an increase in operating earnings before corporate allocations from our refinery operations of $19,695,000 primarily due to higher margins;

•	a 10% increase in fuel volumes sold by Phoenix Fuel and slightly higher margins;

•	a 16% decrease in interest expense due to our refinancing transactions in 2004; and,

•	a $3,907,000 gain from an insurance settlement due to a fire incident.
      This increase was partially offset by the following:

•	a 7% increase in operating expenses;

•	a 7% decline in fuel volumes sold from our Four Corners refineries;

•	$10,564,000 of costs incurred and write-offs of $4,885,000 of previously deferred financing costs and original issue discount that were related to early extinguishment of part of our long-term debt as a result of the refinancing transactions in 2004; and

•	a 17% decline in our retail group’s merchandise margin due to, among other things, an inventory reduction and lower rebates.

Yorktown Refinery
      Our Yorktown refinery operated at an average throughput rate of approximately 58,900 barrels per day in 2004, compared to 57,700 barrels per day in 2003. This increase was primarily due to the shutdowns that occurred in 2003, which reduced our throughput rates in 2003.
      Revenues for our Yorktown refinery increased in 2004 primarily due to increases in volume and price per barrel sold.
      Cost of products sold for our Yorktown refinery increased in 2004 primarily due to an increase in the average cost per barrel of crude oil and an increase in finished product volumes sold.
      Refining margins for 2004 were $5.60 per barrel as compared to $4.07 per barrel for the same period in 2003. This increase was primarily due to increased demand, lower imports into the East Coast of finished products, lower nationwide production due to turnarounds being done, and limited refining capacity in the United States.
      Operating expenses increased in 2004 primarily due to the following:

•	higher maintenance costs primarily related to tank inspections and repairs and coker unit repairs;

•	higher operating costs due to higher volumes, higher electrical costs and higher purchased costs of natural gas;

•	higher chemical and catalyst costs, primarily related to higher cost catalyst required to meet more stringent sulfur reduction requirements; and

•	higher payroll and related costs, due in part to the capitalization of certain wages in the first half of 2003 (primarily due to turnaround activity) and increased group medical insurance premiums and worker’s compensation costs.
      Depreciation and amortization expense increased in 2004 primarily due to the amortization of certain refinery turnaround costs incurred in 2003.
      As discussed more fully under the heading “Statoil Agreement” in Items 1 and 2 of Part I, in February 2004, we entered into a long-term crude oil supply agreement with Statoil. We believe our ability to process this higher acid crude oil will reduce our crude oil costs, improve our high-value product output, and contribute significantly to higher earnings. We believe this agreement will improve our competitiveness and reduce the impact of pricing volatility.

Four Corners Refineries
      Our Four Corners refineries operated at an average throughput rate of approximately 28,300 barrels per day in 2004 and 30,500 barrels per day in 2003. The decrease was primarily due to the reduced availability of crude oil.
      Revenues increased in 2004 primarily due to significantly higher prices, partially offset by lower volume. Sales volumes were reduced in 2004 because of lower crude oil supplies, the Ciniza fire that occurred on April 8, 2004, and a turnaround at Ciniza.
      Cost of products sold increased in 2004 primarily due to an increase in average crude oil prices, partially offset by a decrease in finished product volumes sold.
      Refining margins in 2004 were $8.97 per barrel as compared to $8.81 per barrel for the same period in 2003. The increase in 2004 was primarily due to increased demand, lower imports into the West Coast of finished products, lower nationwide production due to turnarounds being done, and limited refining capacity in the United States.
      Operating expenses increased in 2004 primarily due to increased maintenance required for the Bloomfield refinery.

      Depreciation and amortization expense for our Four Corners refineries increased slightly in 2004 primarily due to additional depreciable assets that were placed in service.

Retail Group
      Revenues for our retail group increased in 2004 primarily due to an increase in finished product selling prices. Similarly, cost of products sold for our retail group increased in 2004 primarily due to an increase in finished product purchase prices.
      Average fuel margin was $0.181 per gallon in 2004 as compared to $0.196 per gallon for the same period in 2003 primarily due to market conditions and higher cost of finished products. Fuel volumes sold in 2004 increased by 5% as compared to the same period a year ago due to market conditions.
      Average merchandise margin was 24% in 2004 as compared to 29% in 2003. This decrease was due to an inventory reduction and lower rebates from suppliers during 2004 as compared to 2003.
      Operating expenses for our retail group decreased in 2004 primarily due to a reduction in payroll and related costs.
      Depreciation expense for our retail group decreased in 2004 primarily due to some retail assets becoming fully depreciated.

Phoenix Fuel
      Gasoline and diesel fuel volumes sold by Phoenix Fuel increased by 10% in 2004. Average gasoline and diesel fuel margins for Phoenix Fuel were $0.055 per gallon for 2004 and were $0.053 per gallon for 2003.
      Revenues for Phoenix Fuel increased in 2004 primarily due to a 25% increase in finished product selling prices and a 10% increase in finished product volumes sold. Finished product sales volumes increased primarily due to marketing efforts to attract new customers and increased sales to existing customers because of increased demand and expanded customer operations.
      Cost of products sold for Phoenix Fuel increased in 2004 primarily due to a 27% increase in finished product purchase prices and a 10% increase in finished product volumes sold.
      Our Phoenix Fuel finished product margins increased slightly in 2004.
      Operating expenses for Phoenix Fuel increased in 2004 primarily as a result of higher payroll and related costs due to higher sales volumes, and higher transportation costs due to expanded fleet expenses, which were also related to higher sales volumes.

Selling, General and Administrative Expenses (SG&A) from Continuing Operations
      For the year ended December 31, 2004, SG&A expenses increased approximately $7,217,000 or 24% to $37,834,000 from $30,617,000 in the comparable 2003 period. The increase was primarily due to:

•	higher management incentive bonuses associated with improved company financial performance;

•	higher litigation reserves; and

•	increased costs associated with complying with the Sarbanes-Oxley Act.
      These increases were partially offset by a reduction in costs related to our self-insured health plan due to improved claims experience.

Interest Expense from Continuing Operations
      For the year ended December 31, 2004, interest expense decreased approximately $6,086,000 or 16% to $32,907,000 from $38,993,000 in the comparable 2003 period as a result of our refinancing transactions in 2004. See Note 8 to our Consolidated Financial Statements included in Item 8 for a further description of these transactions.

Net (Gain) Loss on the Disposal/ Write-Down of Assets from Continuing Operations
      For the year ended December 31, 2004, we recorded a net loss of $161,000 on the disposal of assets. This included losses totaling $65,000 on the sale of our vacant land and losses totaling $96,000 incurred as a result of sales and write-downs of other assets in the ordinary course of business.
      For the year ended December 31, 2003, we recorded net losses on the disposal/ write-down of assets of $1,837,000. This amount includes the write-off of $901,000 of capitalized costs relating to a capital project associated with our Four Corners refinery operations, which management determined was no longer viable after completing an ongoing evaluation, impairment write-downs totaling $796,000 related to various retail assets and vacant land, and net losses totaling $140,000 related to other asset sales and write-offs.

Income Taxes from Continuing Operations
      The effective tax rate for the year ended December 31, 2004 was approximately 39.5%. The effective tax rate for the year ended December 31, 2003 was approximately 39.2%.
Discontinued Operations
      Discontinued operations include the operations of some of our retail service station/convenience stores and our travel center, which was sold on June 19, 2003. See Note 5 to our Consolidated Financial Statements included in Item 8 for additional information relating to these operations.
Outlook
      We believe that our current refining fundamentals are strong, although not as robust as the same time last year. Phoenix Fuel continues to provide consistent cash flow and growth in the markets that it serves, with increased gross margins as compared to the same time last year. Our retail operations are continuing to experience growth in both merchandise and fuel sales on a comparable store basis. Recently, fuel margins within our retail operations have contracted primarily due to increases in the cost of fuel; however, merchandise margins have rebounded from their lower 2004 level. Our businesses are, however, very volatile and there can be no assurance that currently existing conditions will continue for any of our business segments.
Comparison of the Years Ended December 31, 2003 and December 31, 2002

Earnings (Loss) From Continuing Operations Before Income Taxes
      Our earnings from continuing operations before income taxes increased $39,422,000 for the year ended December 31, 2003. This increase was, among other things, primarily due to the following:

•	an increase in operating earnings before corporate allocations from our Yorktown refinery of $28,427,000;

•	a 29% increase in our Four Corners refineries’ refining margin per barrel;

•	a 26% increase in our retail group fuel margin per gallon; and

•	a 7% increase in our retail group merchandise margin percentage.
      This increase was partially offset by the following:

•	a 20% increase in our selling, general and administrative expenses;

•	a 12% increase in operating expenses for our operations other than Yorktown;

•	a 6% decline in our Four Corners refineries’ fuel volumes sold;

•	a 7% increase in interest expense; and

•	net losses on the disposal/write-down of assets in 2003 compared to a net gain in 2002.

Yorktown Refinery
      We owned our Yorktown refinery for all of 2003, but only for seven and one-half months in 2002. The refinery operated at an average throughput rate of approximately 57,700 barrels per day in 2003 and 57,300 barrels per day in 2002. Refining margins for 2003 were $4.07 per barrel and $2.32 for 2002.
      Revenues for our Yorktown refinery increased in 2003 due to a 58% increase in finished product volumes sold and a 16% increase in finished product selling prices. Most of the volume increase was due to the number of months of ownership. Sales volumes were reduced in 2002 and 2003 because in 2002, we experienced three significant unscheduled shutdowns which impacted the amount of high value products we were able to produce, and in 2003, we had a processing unit turnaround which resulted in our refinery being out of operation for approximately 26 days and we also had a breaker failure that disrupted operations at the electric generation plant that caused us to shutdown all our processing units. Additionally in 2003, hurricane Isabel required us to shutdown the refinery for a period of time.
      Cost of products sold for our Yorktown refinery increased in 2003 primarily due to the increase in finished product volumes sold and a 10% increase in average crude oil costs.
      In 2003, our Yorktown refining margins improved due to a combination of factors, including:

•	cold weather in the Northeast in the early part of the year, resulting in an increased demand for heating oil;

•	an extended summer driving season, resulting in part from warmer than normal east coast temperatures; and

•	reduced foreign gasoline imports, due in part to the phase in of stricter gasoline specifications.
      Operating, SG&A and depreciation expenses for our Yorktown refinery also increased in 2003.

Four Corners Refineries
      Our Four Corners refineries operated at an average throughput rate of approximately 30,600 barrels per day in 2003 and 32,500 barrels per day in 2002. Refining margins for 2003 were $8.81 per barrel and $6.84 for 2002.
      Revenues for our Four Corners refineries increased in 2003 primarily due to a 24% increase in finished product selling prices, offset in part by a 6% decrease in finished product volumes sold. Sales volumes were reduced because of lower crude oil supplies due to supplier production problems and reduced supply availability. Sales volumes previously sold to our travel center, which was sold in 2003, continue to be sold to the purchaser of the travel center under a long-term supply agreement.
      Cost of products sold for our Four Corners refineries increased in 2003 primarily due to a 24% increase in average crude oil costs, offset in part by a 6% decrease in finished product volumes sold.
      Our Four Corners refining margins improved 29% in 2003 due to a combination of factors, including:

•	refinery supply problems on the west coast;

•	refinery turnarounds by our competitors; and

•	the Kinder-Morgan Pipeline rupture in August 2003, which affected fuel supplies in the Phoenix, Arizona and Southern Arizona markets.
      Operating expenses for our Four Corners refineries increased in 2003 due to increased purchased fuel costs as a result of higher prices, and higher general insurance costs.
      Depreciation expense for our Four Corners refineries declined in 2003 due to lower refinery turnaround amortization costs in 2003. Our Ciniza refinery is scheduled for a major turnaround in the second quarter of 2004.

Retail Group
      Average gasoline and diesel margins for our retail group were $0.196 per gallon for 2003 and were $0.155 per gallon for 2002. Gasoline and diesel fuel volumes sold for 2003 increased slightly. Average merchandise margins for our retail group were 29.0% in 2003 and were 27.1% in 2002.
      Revenues for our retail group increased in 2003 primarily due to a 14% increase in finished product selling prices.
      Cost of products sold for our retail group increased in 2003 primarily due to a 17% increase in finished product purchase prices.
      Our retail fuel margins improved 26% in 2003 due to a combination of factors, including

•	the Kinder-Morgan pipeline rupture, which affected the supply of finished products in the Phoenix, Arizona and Southern Arizona markets;

•	more effectively managing our fuel pricing; and

•	more favorable market conditions.
      Our retail merchandise margins improved 7% in 2003 due to a combination of factors, including:

•	more favorable market conditions;

•	implementation of marketing programs; and

•	favorable supplier arrangements.
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
      Revenues for Phoenix Fuel increased in 2003 primarily due to a 16% increase in finished product selling prices and a 14% increase in finished product volumes sold. Finished product sales volumes increased due to marketing efforts to attract new customers and increased sales to existing customers because of increased demand.
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

Selling, General and Administrative Expenses (SG&A) from Continuing Operations
      For the year ended December 31, 2003, SG&A expenses increased approximately $5,062,000 or 20% to $30,617,000 from $25,555,000 in the comparable 2002 period. The increase includes SG&A increases relating to the Yorktown refinery of $1,569,000.

SG&A expense increases for our other operations were due to:

•	accruals for management incentive bonuses;

•	increased costs for our self-insured health plan, due to higher claims experience;

•	higher workers compensation costs;

•	increased letter of credit fees; and

•	higher officers and directors insurance premiums.
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

Net (Gain) Loss on the Disposal/ Write-Down of Assets from Continuing Operations
      For the year ended December 31, 2003, we recorded net losses on the disposal/ write-down of assets of $1,837,000. This amount includes the write-off of $901,000 of capitalized costs relating to a capital project associated with our Four Corners refinery operations, which management determined was no longer viable after completing an ongoing evaluation, impairment write-downs of $796,000 related to various retail assets and vacant land and net losses of $140,000 related to other asset sales and write-offs. In 2002, we recorded net gains on the disposal/ write-down of assets of $579,000, primarily related to the sale of various retail units and vacant land, offset in part by impairment write-downs related to various retail assets.

Income Taxes from Continuing Operations
      The effective tax rate for the year ended December 31, 2003 was approximately 39.2%. The effective tax rate for the year ended December 31, 2002 was approximately 39.9%. We believe that the tax benefit created in 2002 will be fully realized.
Discontinued Operations
      Discontinued operations include the operations of some of our retail service station/convenience stores and our travel center, which was sold on June 19, 2003. See Note 5 to our Consolidated Financial Statements included in Item 8 for additional information relating to these operations.
Liquidity and Capital Resources

Capital Structure
      At December 31, 2004 we had long-term debt of $292,759,000. At December 31, 2003 our long-term debt was $355,601,000, net of the current portion of $11,128,000.
      The amount at December 31, 2004 includes:

•	$150,000,000 before discount, of 8% Senior Subordinated Notes due 2014; and

•	$148,828,000 before discount, of 11% Senior Subordinated Notes due 2012.

      The amount at December 31, 2003 includes:

•	$150,000,000 of 9% Senior Subordinated Notes due 2007; and

•	$200,000,000 of 11% Senior Subordinated Notes due 2012.
      As is discussed in more detail in Note 8 to our Consolidated Financial Statements included in Item 8, we completed the refinancing of a portion of our long-term debt in the second quarter of 2004. As part of the refinancing, we completed the following:

•	a tender offer and consent solicitation for our 9% senior subordinated notes due 2007;

•	a redemption of the 9% notes not tendered in the tender offer;

•	the sale of $150,000,000 of 8% senior subordinated notes due 2014;

•	the sale of 3,283,300 shares of our common stock;

•	the prepayment of the outstanding balance on our mortgage loan facility; and

•	the renegotiation of our revolving credit facility.
      In connection with these transactions, we incurred and expensed $10,564,000 of costs associated with early debt extinguishment, and we wrote-off $4,885,000 of previously deferred financing costs and original issue discount. We also incurred additional costs that have been deferred and are being amortized over the term of the 8% notes.
      At December 31, 2004, our long-term debt was 57.5% of total capital. At December 31, 2003, it was 71.8%. Our net debt (long-term debt, net of current portion less cash and cash equivalents) to total capitalization (long-term debt, net of current portion less cash and cash equivalents plus total stockholders’ equity) percentage at December 31, 2004, was 55.4%. At December 31, 2003, this percentage was 70.2%. The decrease in each percentage is primarily related to the reduction in long-term debt during 2004 and the issuance of additional shares of our stock as discussed in more detail in Note 8 to our Consolidated Financial Statements included in Item 8.
      At December 31, 2004, we also had a $100,000,000 revolving credit facility that we entered into on July 15, 2004. The credit facility amended and restated a similar $100,000,000 credit facility. This amendment, among other things, extends the maturity of the facility for an additional three years. This amendment substantially reduces our existing borrowing and letter of credit costs and relaxes some of the covenants in the credit facility. Due to this amendment, we also incurred financing costs in connection with our credit facility that have been deferred and are being amortized over the term of the facility. We also expanded the size of our bank group to accommodate a much larger credit facility should it become useful. For a further discussion of this matter, see Note 8 to our Consolidated Financial Statements included in Item 8.
      The credit facility is primarily a working capital and letter of credit facility. At December 31, 2004, we had no direct borrowings outstanding under the facility and $12,068,000 of letters of credit outstanding. At December 31, 2003, we had no direct borrowings outstanding under the previous facility and $36,961,000 of letters of credit outstanding.
      On July 14, 2004, we prepaid our mortgage loan facility in full from cash on hand. This facility had a balance of $22,000,000 on December 31, 2003.
      As described in more detail in Note 8 to our Consolidated Financial Statements included in Item 8, the indentures governing our notes and our credit facility contain restrictive covenants and other terms and conditions that if not maintained, if violated, or if certain conditions are met, could result in default, affect our ability to borrow funds, make certain payments, or engage in certain activities. A default under any of the notes or the credit facility could cause such debt, and by reason of cross-default provisions, our other debt to become immediately due and payable. If we are unable to repay such amounts, the lenders under our credit facility could proceed against the collateral granted to them to secure that debt. If our lenders accelerate the payment of the credit facility, we cannot provide assurance that our assets would be sufficient to pay that debt and other debt or that we would be able to refinance such debt or borrow more money on terms acceptable to us, if at all. Our ability to comply with the covenants, and other terms and conditions, of the indentures and the credit facility may be affected by many events beyond our control. For example, higher than anticipated capital expenditures or a prolonged period of low refining margins could have a negative impact on our ability to borrow funds and to make expenditures and could have an adverse impact on compliance with our covenants. We cannot provide assurance that our operating results will be sufficient to allow us to comply with the covenants.
      As discussed in more detail in Note 17 to our Consolidated Financial Statements included in Item 8, we will be making substantial capital expenditures for government-mandated environmental projects in 2005 and in future years. As a result of opportunities to purchase capital equipment required for some of these projects at more favorable costs, certain expenditures planned for future years have been accelerated into 2005. Due to these accelerated capital expenditures, but depending on the results of our operations, we may not meet the fixed charge coverage ratio covenant in our credit facility in the second, third and fourth quarters of 2005. Although we do not anticipate any issues in obtaining any requested waivers or amendments to our credit facility if needed, we cannot assure you that the waivers or amendments will be obtained. The failure to meet the covenant or to obtain a requested waiver or amendment to the facility could have a material adverse effect on us.
      Our high degree of leverage and these covenants may, among other things:

•	limit our ability to use cash flow, or obtain additional financing, for future working capital needs, capital expenditures, acquisitions or other general corporate purposes;

•	restrict our ability to pay dividends or purchase shares of our common stock;

•	require a substantial portion of our cash flow from operations to make interest payments;

•	limit our flexibility to plan for, or react to, changes in business and industry conditions;

•	place us at a competitive disadvantage compared to less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions and, to the extent of our outstanding debt under our floating rate debt facilities, the impact of increases in interest rates.
      If we are unable to:

•	generate sufficient cash flow from operations;

•	borrow sufficient funds to service our debt; or

•	meet our working capital and capital expenditure requirements,

then, due to borrowing base restrictions, increased letter of credit requirements, or otherwise, we may be required to:

•	sell additional assets;

•	reduce capital expenditures;

•	refinance all or a portion of our existing debt; or

•	obtain additional financing.
      We cannot provide assurance that we will be able to do any of these things on terms acceptable to us, or at all.
      We presently have senior subordinated ratings of “B3” from Moody’s Investor Services and “B-” from Standard & Poor’s. Moody’s Investor Services recently confirmed its “B3” rating. Standard and Poor’s also reaffirmed its ratings but revised the outlook to positive from negative.

Cash Flow From Operations
      Our cash flow from operations depends primarily on producing and selling quantities of refined products at margins sufficient to cover fixed and variable expenses. In recent years, crude oil costs and prices of refined products have fluctuated substantially. These costs and prices depend on numerous factors, including:

•	the supply of and demand for crude oil, gasoline and other refined products;

•	changes in the U.S. economy;

•	changes in the level of foreign and domestic production of crude oil and refined products;

•	worldwide political conditions;

•	the extent of government laws; and

•	local factors, including market conditions, pipeline capacity, and the level of operations of other refineries in our markets.
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
      Moreover, the industry is highly competitive. Many of our competitors are large, integrated oil companies which, because of their more diverse operations, larger refineries, stronger capitalization and better brand name recognition, may be better able than we are to withstand volatile industry conditions, including shortages or excesses of crude oil or refined products or intense price competition at the wholesale and retail levels. Because some of our competitors’ refineries are larger and more efficient than our refineries, these refineries may have lower per barrel crude oil refinery processing costs.
      Our ability to borrow funds under our current revolving credit facility could be adversely impacted by low product prices that could reduce the borrowing base related to eligible accounts receivable and inventories. In addition, the structuring of the Statoil supply agreement will result in a lower availability of funds under the borrowing base calculation of our credit facility, however, because of the terms of the Statoil agreement, our borrowing needs will be reduced. Our debt instruments also contain restrictive covenants that limit our ability to borrow funds if certain thresholds are not maintained. See the discussion above in “Capital Structure” for further information relating to these loan covenants.
      We anticipate that working capital, including that necessary for capital expenditures and debt service, will be funded through existing cash balances, cash generated from operating activities, existing credit facilities, and, if necessary, future financing arrangements. Future liquidity, both short and long-term, will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. Based on the current operating environment for all of our operations and our anticipated borrowing capacity, we believe that we will have sufficient working capital to meet our needs over the next 12-month period.

Working Capital
      Working capital at December 31, 2004 consisted of current assets of $232,005,000 and current liabilities of $128,833,000, or a current ratio of 1.80:1. At December 31, 2003, the current ratio was 1.63:1, with current assets of $251,702,000 and current liabilities of $154,408,000.

Capital Expenditures and Resources
      Net cash used in investing activities for capital expenditures totaled approximately $58,671,000 for the year ended December 31, 2004 and $17,879,000 for the year ended December 31, 2003. Expenditures for 2004 were primarily for rebuilding the alkylation unit that was damaged by the fire at our Ciniza refinery on April 8, 2004, upgrades at our Yorktown refinery required to process additional volumes of higher acid crude oil, a turnaround at our Ciniza refinery, and the purchase of a hydrogen plant for our Yorktown refinery. Expenditures for 2003 primarily were for turnaround expenditures at the Yorktown refinery and operational and environmental projects for the refineries and retail operations.
      We received proceeds of approximately $11,823,000 from the sale of property, plant and equipment and other assets in 2004 and $21,433,000 in 2003. Proceeds received in 2004 primarily were from the sale of a property known as Jomax, vacant land, and seven stores that were classified as assets held for sale. We also received approximately $6,612,000 of insurance proceeds due to the fire incident at Ciniza. Proceeds received in 2003 primarily were from the sale of our corporate headquarters building and approximately eight acres of surrounding land, the sale of our travel center, and the sale of nine service station/convenience stores.
      We continue to monitor and evaluate our assets and may sell additional non-strategic or underperforming assets that we identify as circumstances allow. We also continue to evaluate potential acquisitions in our strategic markets, including lease arrangements.
      On May 14, 2002, we acquired the Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc. for $127,500,000 plus $65,182,000 for inventories, the assumption of certain liabilities, and a conditional earn-out, the maximum amount of which could not exceed $25,000,000. We also incurred transaction costs of approximately $2,000,000 in connection with the acquisition. See Note 20 to our Consolidated Financial Statements in Item 8 for a more detailed discussion of this transaction.
      We financed our Yorktown refinery acquisition and the refinancing of $100,000,000 of 9 3/4% Senior Subordinated Notes due 2003 with the proceeds from the sale of $200,000,000 of 11% Senior Subordinated Notes due 2012, borrowings on our previous revolving credit facility and mortgage loan facility, and cash on hand. We also paid approximately $17,436,000 of financing fees to various financial institutions in connection with these financing arrangements.
      As part of the Yorktown acquisition, from 2003 to 2005, we agreed to pay to the sellers earn-out payments based on certain market value factors up to a maximum of $25,000,000. This requirement was satisfied in the third quarter of 2004. For the year ended December 31, 2004, we paid $16,146,000 in earn-outs under the purchase agreement. For a further discussion of these earn-out payments see Note 4 to our Consolidated Financial Statements in Item 8.

      Following the acquisition of our Yorktown refinery, we developed a debt reduction strategy with the goal of reducing indebtedness by $50,000,000 prior to year-end 2002. The goal was to be accomplished by managing inventory to a lower level, reducing non-essential capital expenditures, and selling non-core and/or underperforming assets. Although we did not reach our goal in 2002, the strategy was carried forward. The result of the debt reduction strategy follows:

	2002 Reduction	2003 Reduction	2004 Reduction	Total Reduction

Revolving credit facility	$35,000,000	$25,000,000	$—	$60,000,000
Term loan	7,778,000	10,222,000	22,000,000	40,000,000
11% senior subordinated notes	—	—	51,171,000	51,171,000
Capital lease obligations	—	6,703,000	—	6,703,000

Total	$42,778,000	$41,925,000	$73,171,000	$157,874,000

      These reductions were paid from operating cash flows, proceeds from the sale of assets and proceeds from the sale of common stock described above.
      In prior years, we initiated two capital projects relating to our Four Corners refinery operations, and capitalized approximately $2,900,000 of costs associated with these projects. In the third quarter of 2003, we completed an ongoing evaluation of these projects and wrote off $901,000 of capitalized costs relating to one capital project after determining that it was no longer viable. We currently anticipate that the other capital project in the approximate amount of $1,900,000 will be completed in the first quarter of 2006 to enhance operations at the Ciniza refinery.
      We have budgeted to spend up to approximately $99,000,000 for capital expenditures in 2005 excluding any potential acquisitions. Of this amount, approximately $15,000,000 is for the completion of projects that were started in 2004. Approximately $48,000,000 is budgeted for capital projects to meet certain clean fuel regulations and $11,500,000 to comply with the environmental consent decree at our Yorktown refinery. In addition, approximately $18,000,000 is budgeted for non-discretionary projects that are required by law or regulation or to maintain the physical integrity of existing assets. Another $4,500,000 is budgeted for discretionary projects to sustain or enhance the current level of operations, increase earnings associated with existing or new business and to expand existing operations. This amount includes $3,300,000 for our retail operations to be used to remodel two units and for operational and service upgrades for other units. Our budget also includes $2,000,000 for capital expenditure contingencies. If cash flow generated from operations is insufficient to fund these planned capital expenditures for 2005, we may need to draw on our line of credit, secure additional financing, access the public debt or equity markets, or sell assets. We cannot assure you that these sources will be available.
      In future years, we will be making substantial capital expenditures for government mandated environmental projects, including the low sulfur fuel requirements previously discussed. See discussions under the caption Regulatory, Environmental and Other Matters included in Items 1 and 2 for more details of these projects, below under the caption Clean Fuels and Consent Decree Expenditures, and in Note 17 to our Consolidated Financial Statements in Item 8.
      We continue to investigate other capital improvements to our existing facilities. The amount of capital projects that are actually undertaken in 2005 will depend on, among other things, general business conditions and results of operations.
      Much of the capital currently budgeted for environmental compliance is integrally related to operations or to operationally required projects. We do not specifically identify capital expenditures related to such projects on the basis of whether they are for environmental as opposed to economic purposes. With respect to capital expenditures budgeted primarily to satisfy environmental regulations, we estimate that the following amounts were spent:

•	2004 — $8,060,000;

•	2003 — $2,468,000; and

•	2002 — $565,000.
      We anticipate that approximately $77,739,000 will be spent in 2005 primarily to satisfy environmental regulations.
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

	Payments Due

							All Remaining
	Total	2005	2006	2007	2008	2009	Years

	(In thousands)
Long-Term Debt*	$298,829	$—	$—	$—	$—	$—	$298,829
Operating Leases	39,004	6,209	5,294	4,469	3,662	3,212	16,158
Purchase Obligations:
Raw material purchases	2,791,725	875,841	629,059	622,519	618,754	45,552	—
Finished product purchases	—	—	—	—	—	—	—
Services	9,765	9751	2	2	2	2	6

Total	3,139,323	891,801	634,355	626,990	622,418	48,766	314,993

Other Long-Term Obligations:
Aggregate environmental reserves	6,156	2,804	1,413	849	41	38	1,011
Pension obligations	2,000	2,000	—	—	—	—	—
Aggregate litigation reserves	525	525	—	—	—	—	—
Interest obligations	236,784	28,371	28,371	28,371	28,371	28,371	94,929

Total	245,465	33,700	29,784	29,220	28,412	28,409	95,940

Total Obligations	$3,384,788	$925,501	$664,139	$656,210	$650,830	$77,175	$410,933

*	Excluding original issue discount.
      The amounts set out in the table, including payment dates, are our best estimates at this time, but may vary as circumstances change or we become aware of additional facts.
      Raw material and finished product purchases were determined by multiplying contract volumes by the price determined under the contract as of December 31, 2004. The contracts underlying these calculations all have variable pricing arrangements.
      The above table does not include amounts for outstanding purchase orders at December 31, 2004, amounts under contracts that are cancelable by either party upon giving notice, and amounts under agreements that are based on a percentage of sales, such as credit card processing fees.
      We cannot estimate our future pension expenditures beyond 2005. We are obligated to make a lump-sum payment to the pension retirement plan each year. Not included in the table are certain retiree medical and asset retirement obligations for which annual funding is not required. Our asset retirement obligations are discussed in more detail in Note 7 to our Consolidated Financial Statements in Item 8 and our pension plan and retiree medical plan obligations are described in more detail in Note 13.

      The indentures governing our notes and our credit facility contain restrictive covenants and other terms and conditions that if not maintained, if violated, or if certain conditions are met, could result in default, early redemption of the notes, affect our ability to borrow funds, make certain payments, or engage in certain activities. A default under any of the notes or the credit facility could cause such debt, and by reason of cross-default provisions, our other debt to become immediately due and payable.
      Included in the table below is a list of our commitments under our revolving credit facility.

	Amount of Commitment Expiration

							All Remaining
Other Commercial Commitments	Total	2004	2005	2006	2007	2008	Years

				(In thousands)
Line of Credit* (including Standby Letters of Credit)	$100,000	$—	$—	$—	$100,000	$—	$—
Standby Letters of Credit	12,068	12,068	—	—	—	—	—

*	Standby letters of credit reduce the availability of funds for direct borrowings under the line of credit. At December 31, 2004 there were no direct borrowings under the line of credit.
      The availability of letters of credit under our credit facility is $50,000,000. Our inability to post satisfactory letters of credit could constrain our ability to purchase feedstocks on the most beneficial terms.

Clean Fuels and Consent Decree Expenditures
      See discussions under the caption Regulatory, Environmental and Other Matters included in Items 1 and 2 and Note 17 to our Consolidated Financial Statements in Item 8 for more details of these projects.
      The following table shows amounts we anticipate spending to meet, among other things, certain clean fuel regulations and to comply with an environmental consent decree that requires certain actions to be taken at our Yorktown refinery. The table does not include amounts for which environmental accruals have been established, which are instead included in the long-term commitments table above. These amounts are our best estimates at this time, but may vary as circumstances change or we become aware of additional facts.

Projected Capital Expenditures	Amount

Yorktown — Clean Fuels	$70,000
Four Corners — Clean Fuels	25,000
Yorktown — Sewer System	3,500
Yorktown Consent Decree	27,000

Total Anticipated Cash Obligations	$125,500

      The amounts shown in the above table are the high end of our estimated costs for these projects. We anticipate that the costs could be between the following ranges:

•	Yorktown — Clean Fuels — $60,000,000 to $70,000,000;

•	Four Corners — Clean Fuels — $15,000,000 to $25,000,000;

•	Yorktown — Sewer System — $1,500,000 to $3,500,000; and

•	Consent Decree — $20,000,000 to $27,000,000

Cash Requirements
      We believe we will have sufficient resources to meet our working capital requirements, including that necessary for capital expenditures and debt service, over the next 12-month period because of:

•	the current operating environment for all of our operations;

•	current cash balances; and

•	availability of funds under our revolving credit facility.
      In order to create additional flexibility and to assist us in meeting future anticipated expenditures, we are in the process of evaluating a number of strategies to further reduce debt and interest expense. Until these strategies are implemented, we will use operating cash flows and borrowings under our revolving credit facility to meet our commitments. Our ability to meet these commitments could be impacted by our compliance with the covenants in our debt instruments. For a discussion of the potential impact of the covenants on our operations, see the discussion under the heading “Liquidity and Capital Resources — Capital Structure” in Item 7 of Part II.

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
      In 2003 and 2002, we entered into various crude oil and gasoline futures contracts to economically hedge crude oil and other inventories and purchases for our Yorktown refinery operations. For the year ended December 31, 2003, we recognized losses on these contracts of approximately $1,594,000 in cost of products sold. For the year ended December 31, 2002, we recognized losses on similar contracts of approximately $1,637,000. These transactions did not qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and accordingly were marked to market each month. There were no open crude oil futures contracts or other commodity derivative contracts at December 31, 2004 and December 31, 2003.
      Our credit facility is floating-rate debt tied to various short-term indices. As a result, our annual interest costs associated with this debt may fluctuate. At December 31, 2004, there were no direct borrowings outstanding under this facility.
      Our loan facility was floating-rate debt tied to various short-term indices. As a result, our annual interest costs associated with this debt fluctuated. At December 31, 2003, there was $22,000,000 outstanding under this facility, which we paid off in July 2004.
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

      As of December 31, 2004 and 2003, we had environmental liability accruals of approximately $6,156,000 and $7,592,000, respectively, and litigation accruals of approximately $525,000 and $573,000, respectively. The environmental liability accruals summarized in the table below are recorded in the current and long-term sections of our Consolidated Balance Sheets. Note 17 to our Consolidated Financial Statements in Item 8 contains a more detailed discussion of the more significant of these projects.
Summary of Accrued Environmental Contingencies

	As of	Increase		As of	Increase		As of
	12/31/02	(Decrease)	Payments	12/31/03	(Decrease)	Payments	12/31/04

	(In thousands)
Farmington Refinery	$570	$—	$—	$570	$—	$—	$570
Ciniza — Land Treatment Facility	189	—	(3)	186	—	—	186
Bloomfield Tank Farm (Old Terminal)	89	—	(22)	67	—	(14)	53
Ciniza — Solid Waste Management Units	275	—	—	275	—	(1)	274
Bloomfield Refinery	310	—	(43)	267	—	(16)	251
Ciniza Well Closures	100	40	—	140	—	(31)	109
Retail Service Stations — Various	119	60	(33)	146	3	(11)	138
East Outfall — Bloomfield	—	202	(177)	25	—	(25)	—
West Outfall — Bloomfield	—	—	—	—	150	(106)	44
Yorktown Refinery	6,715	—	(799)	5,916	—	(1,385)	4,531

Totals	$8,367	$302	$(1,077)	$7,592	$153	$(1,589)	$6,156

      As previously discussed, lawsuits have been filed in numerous states alleging that MTBE, a blendstock used by many refiners in producing specially formulated gasoline, has contaminated water supplies. For a discussion of MTBE lawsuits filed against us, see Note 17 to our Consolidated Financial Statements in Item 8, captioned “Commitments and Contingences.”
      In February 2003, we filed a complaint against the United States in the United States Court of Federal Claims in connection with military jet fuel that we sold to the Defense Energy Support Center from 1983 through 1994. We asserted that the federal government underpaid us for jet fuel by approximately $17,000,000. For a discussion of this matter, see Note 17 to our Consolidated Financial Statements in Item 8, captioned “Commitments and Contingencies.”
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
      We are aware of a completed project and a number of plans regarding product pipeline projects that could impact portions of our marketing areas. These projects could result in increased competition by increasing the amount of refined products potentially available in our markets, as well as improving competitor access to these areas. It also could result in new opportunities for us, as we are a net purchaser of refined products in some of these areas. For a further discussion of the potential impact of pipeline projects on our operations, as well as other competitive factors affecting these operations, see the discussion of competitive factors contained in Items 1 and 2 under the heading “Competitive Conditions.”

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
      In October 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”), which includes energy related tax provisions. Under the Act, small refiners are allowed to deduct for tax purposes up to 75% of capital expenditures spent to comply with highway diesel low sulfur regulations adopted by the Environmental Protection Agency in the year the capital expenditure is made. Small refiners also are allowed to take an environmental tax credit of five cents on each gallon of low sulfur diesel fuel they produce, up to a maximum of 25% of the capital costs incurred to comply with the regulations. These regulations and our estimated capital expenditure compliance costs are discussed under the caption “Regulatory, Environmental and Other Matters” in Items 1 and 2 of Part I. Since we satisfy the Act’s definition of small refiner, we should be able to take advantage of the favorable tax provisions contained in the Act beginning in 2005. At this time, however, we cannot estimate the effect, if any, these tax provisions may have on our future earnings.
      We have a “cash balance” retirement plan and a retiree medical plan for the employees of our Yorktown refinery. These plans contain many of the same features of plans that were in place for the employees of the former owners. All Yorktown employees meeting the eligibility requirements are automatically included in the cash balance plan. We must make a lump-sum payment to the cash balance plan each year. The medical plan is a post-retirement benefit plan. The medical plan will pay a percentage of the medical premium for coverage under the plan. Coverage is available to full-time Yorktown employees who are age 50 or older with 10 or more years of service; provided they meet the plan’s eligibility requirements. Note 13 to our Consolidated Financial Statements contains a more detailed discussion of these plans.
      On March 29, 2002, the board of directors terminated James E. Acridge as our President and Chief Executive Officer and replaced him as Chairman of the Board. Mr. Acridge’s term on the board expired on April 29, 2004. For a further discussion of matters relating to Mr. Acridge, see the discussion in Note 18 to our Consolidated Financial Statements in Item 8.

Forward-Looking Statements
      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements are included throughout this report. These forward-looking statements at not historical facts, but only predictions, and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “estimate,” “could,” “plan,” “intend,” “may,” “project,” “predict,” “will” and terms and phrases of similar import.
      Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate, and the forward-looking statements based on these assumptions could be incorrect. While we have made these forward-looking statements in good faith and they reflect our current judgment regarding such matters, actual results could vary materially from the forward-looking statements. The forward-looking statements included in this report are made only as of their respective dates and we undertake no obligation to publicly update these forward-looking statements to reflect new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events might or might not occur. Actual results and trends in the future may differ materially depending on a variety of important factors.
      These important factors include the following:

•	the availability of crude oil and the adequacy and costs of raw material supplies generally;

•	our ability to negotiate new crude oil supply contracts;

•	the risk that our long-term crude oil supply agreement with Statoil will not supply a significant portion of the crude oil needs of our Yorktown refinery over the term of the agreement, and will not reduce our crude oil costs, improve our high-value product output, contribute significantly to higher earnings, improve our competitiveness, or reduce the impact of crude oil markets’ pricing volatility;

•	our ability to successfully manage the liabilities, including environmental liabilities, that we assumed in the Yorktown acquisition;

•	our ability to obtain anticipated levels of indemnification associated with prior acquisitions and sales of assets;

•	competitive pressures from existing competitors and new entrants, including the potential effects of various pipeline projects (including the potential effects from the start-up of the Longhorn pipeline), and other actions that may impact our markets;

•	volatility in the difference, or spread, between market prices for refined products and crude oil and other feedstocks;

•	the risk that our operations will not remain competitive and realize acceptable sales volumes and margins in those markets where they currently do so;

•	our ability to adequately control capital and operating expenses, including costs to comply with the Sarbanes-Oxley Act;

•	the risk that we will be unable to draw on our lines of credit, secure additional financing, access the public debt or equity markets or sell sufficient assets if we are unable to fund anticipated capital expenditures from cash flow generated by operations;

•	the risk of increased costs resulting from employee matters, including increased employee benefit costs;

•	the risk that we will not be able to renew the contract with the union at our Yorktown refinery on terms satisfactory to us or at all;

•	the adoption of new state, federal or tribal legislation or regulations; changes to existing legislation or regulations or their interpretation by regulators or the courts; regulatory or judicial findings, including penalties; as well as other future governmental actions that may affect our operations, including the impact of any further changes to government-mandated specifications for gasoline, diesel fuel and other petroleum products;

•	unplanned or extended shutdowns in refinery operations;

•	the risk that we will not remain in compliance with covenants, and other terms and conditions, contained in our notes and credit facility;

•	the risk that we will not be able to post satisfactory letters of credit;

•	general economic factors affecting our operations, markets, products, services and prices;

•	unexpected environmental remediation costs;

•	weather conditions affecting our operations or the areas in which our products are refined or marketed;

•	the risk we will be found to have substantial liability in connection with existing or pending litigation;

•	the occurrence of events that cause losses for which we are not fully insured;

•	the risk that costs associated with environmental projects will be higher than currently estimated (including costs associated with the resolution of outstanding environmental matters and costs associated with reducing the sulfur content of motor fuel) or that we will be unable to complete such projects (including motor fuel sulfur reduction projects) by applicable regulatory compliance deadlines;

•	the risk that we will be added as a defendant in additional MTBE lawsuits, and that we will incur substantial liabilities and substantial defense costs in connection with these suits;

•	the risk that tax authorities will challenge the positions we have taken in preparing our tax returns;

•	the risk that changes in manufacturer promotional programs may adversely impact our retail operations; and

•	other risks described elsewhere in this report or described from time to time in our other filings with the Securities and Exchange Commission.
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
      The information required by this item is incorporated herein by reference from the “Risk Management” section in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Giant Industries, Inc.
Scottsdale, Arizona
      We have audited the accompanying consolidated balance sheets of Giant Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Giant Industries, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 1 to the financial statements, in 2003 the Company changed its method of accounting for asset retirement obligations to comply with Statement of Financial Accounting Standards No. 143, “Asset Retirement Obligations.”
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 16, 2005

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$23,714	$27,263
Receivables:
Trade, less allowance for doubtful accounts of $329 and $390	90,518	74,176
Income tax refunds	3,185	1,397
Other	7,989	7,215

	101,692	82,788

Inventories (Note 2)	93,500	133,621
Prepaid expenses and other	11,265	8,030
Deferred income taxes (Note 14)	1,834	—

Total current assets	232,005	251,702

Property, plant and equipment (Note 3)	671,851	628,718
Less accumulated depreciation and amortization	(265,475)	(235,539)

	406,376	393,179

Goodwill (Note 4)	40,303	24,578
Assets held for sale (Note 5)	—	5,190
Other assets (Note 4)	23,722	25,005

	$702,406	$699,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 8)	$—	$11,128
Accounts payable	75,554	86,651
Accrued expenses (Note 6)	53,279	56,629

Total current liabilities	128,833	154,408

Long-term debt, net of current portion (Note 8)	292,759	355,601
Deferred income taxes (Note 14)	41,039	28,039
Other liabilities and deferred income	23,336	22,170
Commitments and contingencies (Notes 8, 10, 12, 13 and 17)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, none issued Common stock, par value $.01 per share, 50,000,000 shares authorized, 16,085,631 and 12,537,535 shares issued	161	126
Additional paid-in capital	135,407	74,660
Retained earnings	117,325	101,104

	252,893	175,890
Less common stock in treasury — at cost, 3,751,980 shares	(36,454)	(36,454)

Total stockholders’ equity	216,439	139,436

	$702,406	$699,654

The accompanying notes are an integral part of these consolidated financial statements.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net revenues	$2,512,005	$1,809,662	$1,252,026
Cost of products sold (excluding depreciation and amortization)	2,186,426	1,512,306	1,045,124

Gross margin	325,579	297,356	206,902
Operating expenses	175,957	164,240	126,792
Depreciation and amortization	37,129	36,887	35,175
Selling, general and administrative expenses	37,834	30,617	25,555
Net loss (gain) on the disposal/write-down of assets, including assets held for sale	161	1,837	(579)
Gain from insurance settlement due to fire incident	(3,907)	—	—

Operating income	78,405	63,775	19,959
Interest expense	(32,907)	(38,993)	(36,308)
Costs associated with early debt extinguishment	(10,564)	—	—
Amortization/write-off of financing costs	(8,341)	(4,696)	(3,256)
Interest and investment income	354	162	431

Earnings (loss) from continuing operations before income taxes	26,947	20,248	(19,174)
Provision (benefit) for income taxes	10,655	7,936	(7,654)

Earnings (loss) from continuing operations	16,292	12,312	(11,520)

Discontinued operations (Note 5) Loss from operations of discontinued retail units	(143)	(677)	(1,664)
Gain on disposal	525	279	6,465
Net loss on asset sales/write-downs	(497)	(233)	(1,150)

	(115)	(631)	3,651
(Benefit) provision for income taxes	(44)	(242)	1,398

(Loss) earnings from discontinued operations	(71)	(389)	2,253

Cumulative effect of change in accounting principle, net of income tax benefit of $468 (Note 7)	—	(704)	—

Net earnings (loss)	$16,221	$11,219	$(9,267)

Earnings (loss) per common share:
Basic
Continuing operations	$1.47	$1.41	$(1.34)
Discontinued operations	(0.01)	(0.05)	0.26
Cumulative effect of change in accounting principle	—	(0.08)	—

	$1.46	$1.28	$(1.08)

Assuming dilution
Continuing operations	$1.43	$1.40	$(1.34)
Discontinued operations	(0.01)	(0.05)	0.26
Cumulative effect of change in accounting principle	—	(0.08)	—

	$1.42	$1.27	$(1.08)

The accompanying notes are an integral part of these consolidated financial statements.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock

			Additional		Treasury Stock		Total
	Shares	Par	Paid-In	Retained			Stockholders’
	Issued	Value	Capital	Earnings	Shares	Cost	Equity

			(In thousands, except number of
			shares)
Balances, January 1, 2002	12,305,859	$123	$73,589	$99,152	3,751,980	$(36,454)	$136,410
Stock options exercised	17,900	—	94	—	—	—	94
Stock option compensation	—	—	80	—	—	—	80
Net loss	—	—	—	(9,267)	—	—	(9,267)

Balances, December 31, 2002	12,323,759	123	73,763	89,885	3,751,980	(36,454)	127,317
401(k) plan contribution	213,776	3	897	—	—	—	900
Net earnings	—	—	—	11,219	—	—	11,219

Balances, December 31, 2003	12,537,535	126	74,660	101,104	3,751,980	(36,454)	139,436
401(k) plan contribution	49,046	1	899	—	—	—	900
Stock options exercised	215,750	2	1,447	—	—	—	1,449
Tax benefit of stock options exercised	—	—	1,059	—	—	—	1,059
Stock issued	3,283,300	32	57,342	—	—	—	57,374
Net earnings	—	—	—	16,221	—	—	16,221

Balances, December 31, 2004	16,085,631	$161	$135,407	$117,325	3,751,980	$(36,454)	$216,439

The accompanying notes are an integral part of these consolidated financial statements.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$16,221	$11,219	$(9,267)
Adjustments to reconcile net earnings (loss) from to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	—	704	—
Depreciation and amortization from continuing operations	37,129	36,887	35,175
Depreciation and amortization from discontinued operations	69	630	1,959
Amortization/write-off of financing costs	8,341	4,696	3,256
Deferred income taxes	8,565	7,971	131
Deferred crude oil purchase discounts	2,296	—	—
Net loss (gain) on the disposal/write-down of assets from continuing operations, including assets held for sale	161	1,837	(579)
Net (gain) loss on the disposal/write-down of assets from discontinued operations, including assets held for sale	(28)	(46)	(5,315)
(Gain) from insurance settlement of fire incident	(4,538)	—	—
Income tax benefit from exercise of stock options	1,059	—	—
Changes in operating assets and liabilities
(Increase) decrease in receivables	(18,830)	(6,700)	(32,558)
Decrease (increase) in inventories	39,859	(25,386)	18,831
(Increase) decrease in prepaid expenses	(3,823)	335	(4,236)
(Increase) decrease in other assets	(45)	(1,095)	23
(Decrease) increase in accounts payable	(11,096)	19,369	25,027
Increase in accrued expenses	451	11,371	5,809
Increase in other liabilities	723	557	(188)

Net cash provided by operating activities	76,514	62,349	38,068

Cash flows from investing activities:
Purchase of property, plant and equipment	(58,671)	(17,879)	(12,990)
Proceeds from assets held for sale and discontinued operations	9,977	9,653	17,905
Yorktown refinery acquisition contingent payment	(16,146)	(8,854)	—
Yorktown refinery acquisition	—	—	(194,733)
Net proceeds from insurance settlement of fire incident	6,612	—	—
Proceeds from sale of property, plant and equipment and other assets	1,846	11,780	1,612

Net cash used in investing activities	(56,382)	(5,300)	(188,206)

Cash flows from financing activities:
Payments of long-term debt	(212,060)	(14,954)	(107,822)
Payments on short term debt	(11,128)	—	—
Proceeds from line of credit	—	96,000	93,000
Payments on line of credit	—	(121,000)	(68,000)
Proceeds from issuance of long-term debt	147,467	—	234,144
Net proceeds from issuance of common stock	57,374	—	—
Proceeds from exercise of stock options	1,449	—	94
Deferred financing costs	(6,783)	—	(17,436)

Net cash used in financing activities	(23,681)	(39,954)	133,980

Net (decrease) increase in cash and cash equivalents	(3,549)	17,095	(16,158)
Cash and cash equivalents:
Beginning of year	27,263	10,168	26,326

End of year	$23,714	$27,263	$10,168

Income taxes paid/(refunded)	$1,797	$(2,960)	$(3,466)

Interest paid (net of capitalized interest)	$35,285	$38,645	$34,426

The accompanying notes are an integral part of these consolidated financial statements.

      Significant Noncash Investing and Financing Activities by year. On February 25, 2004, we contributed 49,046 newly issued shares of our common stock, valued at $900,000, to our 401(k) plan as a discretionary contribution for the year 2003. During 2004, we reclassed approximately $2,774,000 from assets held for sale to inventory and property, plant and equipment. We also capitalized approximately $161,000 of interest as part of construction in progress in 2004. In the second quarter of 2004, we issued $150,000,000 of 8% Senior Subordinated Notes at a discount of $2,435,000. On January 1, 2003, in accordance with SFAS No. 143, we recorded an asset retirement obligation of $2,198,000, asset retirement costs of $1,580,000 and related accumulated depreciation of $674,000. We also reversed a previously recorded asset retirement obligation for $120,000, and recorded a cumulative effect adjustment of $1,172,000 ($704,000 net of taxes). See Note 7. On April 3, 2003, we contributed 213,776 newly issued shares of our common stock, valued at $900,000, to our 401(k) plan as a discretionary contribution for the year 2002. On September 30, 2003, we paid off certain capital lease obligations by paying approximately $4,703,000 in cash and by applying a $2,000,000 deposit that had been included in “Other Assets”. On November 4, 2003, we sold our corporate headquarters building and approximately eight acres of surrounding land. In connection with the sale, we entered into a ten-year agreement to lease back our corporate headquarters building. The gain on the sale of the property of approximately $924,000 has been deferred and is being amortized over the original lease term. During 2002, we issued $200,000,000 of 11% Senior Subordinated Notes at a discount of $5,856,000.
The accompanying notes are an integral part of these consolidated financial statements.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Organization and Significant Accounting Policies:

Organization
      Giant Industries, Inc., through our subsidiary Giant Industries Arizona, Inc. and its subsidiaries, refines and sells petroleum products. We do this:

•	on the East Coast — primarily in Virginia, Maryland, and North Carolina; and

•	in the Southwest — primarily in New Mexico, Arizona, and Colorado, with a concentration in the Four Corners area where these states meet.
      In addition, our Phoenix Fuel Co., Inc. subsidiary distributes commercial wholesale petroleum products primarily in Arizona.
      We have three business units:

•	our refining group;

•	our retail group; and

•	Phoenix Fuel
      See Note 16 for a further discussion of business segments and Notes 5 and 19 for recent dispositions and acquisitions.

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
      The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB), under issue No. 29, Accounting for Purchases and Sales of Inventory with the Same Counterparty, is currently considering the issue as to whether some or all of such buy/sell arrangements should be accounted for at historical cost pursuant to the guidance in paragraph 21(a) of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Our buy/sell arrangements with a single counterparty are recorded at fair value

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and reported on a net basis. The margins for these type of transactions were approximately $7 million, $5 million and $4 million in 2004, 2003, and 2002, respectively.
      We also enter into transactions to buy and sell feedstocks to the same third party. In accordance with EITF 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to SFAS 133 and Not “Held for Trading Purposes” as Defined in Issue No. 02-3”, these transactions are reported on a net basis. The margins from these transactions in 2004, 2003, and 2002 were immaterial.

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
      We had no open commodity futures or options contracts at December 31, 2004.
      We have entered into purchase and supply arrangements which qualify as normal purchases and sales and are exempt from fair value recognition in the financial statements.

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

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Our trade receivables are pledged as collateral for borrowings under our revolving credit facility. At December 31, 2004 and 2003, we had no direct borrowings outstanding under the facility in place at that time.
      Our major categories of trade receivables are as follows:

	2004	2003

Trade	$88,232	$72,783
Credit cards	2,286	1,393

	$90,518	$74,176

Inventories
      Our inventories are stated at the lower of cost or market. Costs for crude oil and refined products produced by our refineries, and the lubricants and other merchandise of Phoenix Fuel, are determined by the last-in, first-out (“LIFO”) method. Costs for our retail, exchange and terminal refined products inventories and shop supplies are determined by the first-in, first-out (“FIFO”) method. Costs for merchandise inventories at our retail locations are determined by the retail inventory method. See Note 2 for additional information.

Property, Plant and Equipment
      Our property, plant and equipment are stated at cost and are depreciated on the straight-line method over the following estimated useful lives.

Buildings and improvements	7-30 years
Machinery and equipment	3-24 years
Pipelines	30 years
Furniture and fixtures	2-15 years
Vehicles	3-7 years
      Our leasehold improvements are depreciated on the straight-line method over the shorter of the contractual lease terms or the estimated useful lives.
      Routine maintenance, repairs and replacement costs are charged against earnings as incurred. Turnaround costs, which consist of complete shutdown and inspection of significant units of the refineries at intervals of two or more years for necessary repairs and replacements, are deferred and amortized over the period until the next expected shutdown, which generally ranges from 24 to 60 months depending on the type of shutdown and the unit involved. For turnaround purposes, we divide the operating units at our Yorktown refinery into three major groups. Each of these major groups has a major turnaround approximately every five years. For our Four Corners refineries, major turnarounds are generally scheduled approximately every five years, but may be more frequent for some units. Unscheduled maintenance shutdowns also may occur at the refineries from time to time. Expenditures that materially increase values, expand capacities, or extend useful lives are capitalized. Interest expense is capitalized as part of the cost of constructing major facilities and equipment.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill
      On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This Statement requires, among other things, that goodwill not be amortized, but be tested for impairment annually, or as events and circumstances indicate. See Note 4 for applicable disclosures.
      Goodwill, which results from business acquisitions, represents the excess of the purchase price over the fair value of the net assets acquired and is carried at cost less accumulated amortization and write-offs.

Long-Lived Assets
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. For assets to be disposed of, we report long-lived assets and certain identifiable intangibles at the lower of carrying amount or fair value less cost to sell. See Note 5 for information relating to the impairment of certain assets.

Asset Retirement Obligations
      On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. See Note 7 for disclosures relating to SFAS No. 143 and the related cumulative effect adjustment.

Treasury Stock
      We have 3,751,980 shares of our common stock classified as treasury stock. These shares were acquired under a stock repurchase program and an issuer tender offer at a weighted average cost of approximately $9.72 per share. These shares are available for a number of corporate purposes including, among others, for options, bonuses, and other employee stock benefit plans.

Environmental Expenditures
      Environmental expenditures that relate to current operations are expensed or capitalized depending on the circumstances. Expenditures that relate to an existing condition caused by past operations, and which do not result in an asset with an economic life greater than one year, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Environmental liabilities are not discounted to their present value and are recorded without consideration of potential recoveries from third parties, although we do take into account amounts that others are contractually obligated to pay us. Subsequent adjustments to estimates, which may be significant, may be made as more information becomes available or as circumstances change. See Note 17 for information relating to environmental expenditures.

Income Taxes
      The provision for income taxes is based on earnings (loss) reported in the financial statements. Deferred income taxes are provided to reflect temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes, as well as the effects of tax credits. We file consolidated federal and state income tax returns for the states in which we operate, except in states that are not unitary. See Note 14 relating to income taxes.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Common Share
      Earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per common share are computed by dividing consolidated net earnings by the weighted average number of shares of common stock outstanding during each period. Earnings per common share assuming dilution are computed by dividing consolidated net earnings by the sum of the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method, unless such calculation is antidilutive. See Note 15 for additional information relating to earnings per share.

Other Comprehensive Income
      For the years ended December 31, 2004, 2003, and 2002, respectively, the only component of other comprehensive income is net income as reported on our Consolidated Statements of Operations.

Guarantees
      We have analyzed the guarantee provided in certain of our lease arrangements under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”). As of December 31, 2004 the liability of the guarantee obligation undertaken under these arrangements was not material.

Stock-based Employee Compensation
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

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We have a stock-based employee compensation plan that is more fully described in Note 10. We account for this plan under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. We use the intrinsic value method to account for stock-based employee compensation. In 2002, approximately $48,000 of compensation, net of tax, was recorded in accordance with APB No. 25 relating to certain stock options for which the exercise period had been extended. The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except
	per share data)
Net earnings (loss), as reported	$16,221	$11,219	$(9,267)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	—	—	48
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(143)	(241)	(221)

Pro forma net earnings (loss)	$16,078	$10,978	$(9,440)

Net earnings (loss) per share:
Basic — as reported	$1.46	$1.28	$(1.08)

Basic — pro forma	$1.45	$1.26	$(1.10)

Diluted — as reported	$1.42	$1.27	$(1.08)

Diluted — pro forma	$1.41	$1.24	$(1.10)

New Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” that revised SFAS No. 123, “Accounting for Stock Based Compensation”. This revision requires us to measure the cost of employee services received in exchange for stock options granted using the fair value method for reporting periods that begin after June 15, 2005. We do not expect this statement to have a material impact on our financial statements.
      We adopted the provisions of FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“Interpretation No. 46 (Revised)”) in our interim period ending March 31, 2004. Interpretation No. 46 (Revised) clarifies the application of existing consolidation requirements to entities where a controlling financial interest is achieved through arrangements that do not involve voting interests. The application of Interpretation No. 46 (Revised) did not have a material impact on our financial statements.
      In November 2004, FASB issued SFAS 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”, which is effective for fiscal years beginning after June 15, 2005. This Statement requires that idle capacity expense, freight, handling costs, and wasted materials (spoilage), regardless of whether these costs are considered abnormal, be treated as current period charges. In addition, this Statement requires that allocation of fixed overhead to the costs of conversion be based on the normal capacity of the production facilities. We do not expect this Statement to have a material impact on our financial statements.
      In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion 29”, which is effective for nonmonetary exchanges occurring in fiscal periods beginning after

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 15, 2005. The guidance in APB Opinion 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This guidance however, includes certain exceptions. SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We do not expect this Statement to have a material impact on our financial statements.
      In May 2004, the FASB posted FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits. The guidance requires that we provide certain disclosures regarding the effect of the federal subsidy provided by the Act. We have not reflected any expected subsidy in these financial statements and accompanying notes because, we are unable to determine whether the benefits provided by our medical plan are actuarially equivalent to the relevant Medicare benefits.
      In December 2004, FASB posted FSP 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. This FSP requires that the tax deduction be accounted for as a special deduction under SFAS 109. This FSP will not have a material impact on our financial statements.

Reclassifications
      Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the 2004 presentation. These reclassifications relate primarily to the discontinued operation reporting. These reclassifications had no effect on reported earnings or stockholders’ equity.

Note 2 —	Inventories:
      Our inventories consist of the following:

	December 31,

	2004	2003

	(In thousands)
First-in, first-out (“FIFO”) method:
Crude oil	$44,435	$54,771
Refined products	68,863	68,622
Refinery and shop supplies	12,330	11,306
Merchandise	3,092	2,946
Retail method:
Merchandise	9,419	11,474

Subtotal	138,139	149,119
Adjustment for last-in, first-out (“LIFO”) method	(44,639)	(15,498)

Total	$93,500	$133,621

      The portion of inventories valued on a LIFO basis totaled $63,956,000 and $97,700,000 at December 31, 2004 and 2003, respectively. The data in the following paragraph will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If inventories had been determined using the FIFO method at December 31, 2004, 2003 and 2002, net earnings and diluted earnings per share would have been higher as follows:

	Year Ended December 31,

	2004	2003	2002

Net earnings	$17,619,000	$3,514,000	$7,401,000
Diluted earnings per share	$1.55	$0.40	$0.86
      We liquidated certain lower cost refinery LIFO inventory layers in 2004, 2003 and 2002, which resulted in an increase in our net earnings and related diluted earnings per share as follows:

	Year Ended December 31,

	2004	2003	2002

Net earnings	$9,505,000	$1,156,000	$660,000
Diluted earnings per share	$0.84	$0.22	$0.08

Note 3 —	Property, Plant and Equipment:
      Our property, plant and equipment, at cost, consist of the following:

	December 31,

	2004	2003

	(In thousands)
Land and improvements	$40,307	$44,394
Buildings and improvements	105,429	101,865
Machinery and equipment (including turnarounds)	469,571	433,479
Pipelines	10,582	10,268
Furniture and fixtures	25,128	25,190
Vehicles	8,158	7,683
Construction in progress	12,676	5,839

Subtotal	671,851	628,718
Accumulated depreciation and amortization	(265,475)	(235,539)

Total	$406,376	$393,179

Note 4 —	Goodwill and Other Intangible Assets:
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
      We elected to conduct our annual goodwill impairment test as of the first day of each fourth fiscal quarter (October 1). For 2004, we identified four reporting units for the purpose of the annual impairment test. The reporting units consisted of the Yorktown Refinery Unit, Four Corners Refinery Unit, the Retail Unit, and the Phoenix Fuel Unit. The fair value of each reporting unit was determined using a discounted cash flow model based on assumptions applicable to each reporting unit. The fair value of the reporting units exceeded their respective carrying amounts, including goodwill. As a result, the goodwill of each reporting unit was considered not impaired.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition to the annual goodwill impairment test, if events and circumstances indicate that goodwill of a reporting unit might be impaired, then goodwill also will be tested for impairment when the impairment indicator arises.
      The changes in the carrying amount of goodwill for the year ended December 31, 2004 are as follows:

	Refining	Retail	Phoenix
	Group	Group	Fuel	Total

	(In thousands)
Balance as of January 1, 2003	$125	$4,618	$14,722	$19,465
Yorktown refinery acquisition contingent consideration (Note 20)	5,254	—	—	5,254
Goodwill written off related to the sale of certain retail units	—	(113)	—	(113)
Impairment losses related to the closure of certain retail units	—	(28)	—	(28)

Balance as of January 1, 2004	5,379	4,477	14,722	24,578
Reclassification between Retail Group and Phoenix Fuel	—	(14)	14	—
Yorktown refinery acquisition contingent consideration (Note 20)	15,774	—	—	15,774
Goodwill written off related to the sale of certain retail units	—	(38)	—	(38)
Impairment losses related to the closure of certain retail units	—	(11)	—	(11)

Balance as of December 31, 2004	$21,153	$4,414	$14,736	$40,303

      Certain of our retail units classified as held for sale or held and used are tested for impairment when circumstances change. In 2004, offers were received for certain retail units, while others continued to be marketed for sale, and these units were tested for impairment. This resulted in a goodwill impairment write-down for one unit of $11,000. Also, goodwill of $38,000 relating to retail units sold was written off and is included in the net gain on the disposal of these units reported as a part of discontinued operations. See Note 5 for additional information on discontinued operations.
      Liquor licenses, which are our only indefinite life intangible assets, were evaluated for impairment as required by SFAS No. 142. We believe that there are no legal, regulatory, contractual, competitive, economic or other factors limiting the useful life of our liquor licenses. If events and circumstances indicate that our liquor licenses might not be recoverable, then an impairment loss would be recognized if the carrying amount of the liquor licenses exceeds their fair value.
      Intangible assets with finite lives will continue to be amortized over their respective useful lives and will be tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of intangible assets that are included in “Other Assets” in the Consolidated Balance Sheets at December 31, 2004 and 2003 are presented below:

	December 31, 2004			December 31, 2003
							Weighted
	Gross		Net	Gross		Net	Average
	Carrying	Amortization	Carrying	Carrying	Accumulated	Carrying	Amortization
	Value	Accumulated	Value	Value	Amortization	Value	Period

							(In years)
	(In thousands)
Amortized intangible assets:
Rights-of-way	$3,630	$2,708	$922	$3,564	$2,545	$1,019	22
Contracts	1,367	1,109	258	1,371	990	381	12
Licenses and permits	1,096	379	717	1,019	198	821	13

	6,093	4,196	1,897	5,954	3,733	2,221

Intangible assets not subject to amortization:
Liquor licenses	7,315	—	7,315	7,455	—	7,455

Total intangible assets	$13,408	$4,196	$9,212	$13,409	$3,733	$9,676

      Intangible asset amortization expense for the years ended December 31, 2004, December 31, 2003 and December 31, 2002 were $451,000, $376,000 and $349,000, respectively. Estimated amortization expense for the five succeeding fiscal years is as follows:

(In thousands)
2005	$409
2006	412
2007	263
2008	221
2009	219

Note 5 —	Assets Held For Sale, Discontinued Operations, and Asset Disposals:
      The following table contains information regarding our discontinued operations, all of which are included in our retail group and include some service station/convenience stores and our travel center, which was sold on June 19, 2003.

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Net revenues	$853	$26,776	$61,036

Net operating loss on retail units	$(143)	$(677)	$(1,664)
Gain on disposal of retail units	525	279	6,465
Impairment and other write-downs on retail units	(497)	(233)	(1,150)

(Loss) earnings before income taxes	$(115)	$(631)	$3,651

Net (loss) earnings	$(71)	$(389)	$2,253
Allocated goodwill included in gain on disposal	$38	$113	$308

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Included in “Assets Held for Sale” in the accompanying Consolidated Balance Sheets are the following categories of assets.

	December 31,	December 31,
	2004	2003

	(In thousands)
Operating retail units held for sale and included in discontinued operations:
Property, plant and equipment	$—	$330
Inventories	—	106

	—	436
Closed retail units	—	3,158
Vacant land — industrial site	—	1,596

	$—	$5,190

      We disposed of several of our retail units in 2004, 2003 and 2002 and recorded a gain on disposal of $525,000, $279,000 and $6,465,000, respectively. For the same periods, we also recorded impairment losses and write-downs of $497,000, $233,000 and $1,150,000 on our retail units that were classified as discontinued operations, respectively. In 2004, certain retail properties and a vacant land-industrial site were reclassified to inventory and property, plant and equipment because we were unable to dispose of these properties within twelve months.
      We received proceeds of $9,977,000, $9,653,000 and $17,905,000 in 2004, 2003 and 2002, respectively, from the sale of our assets held for sale and retail units that were classified as discontinued operations.

Note 6 —	Accrued Expenses:
      Our accrued expenses are comprised of the following:

	December 31,

	2004	2003

	(In thousands)
Excise taxes	$24,667	$24,623
Payroll and related costs	8,327	8,975
Bonus, profit sharing and retirement plan contributions	6,489	5,235
Interest	3,633	7,319
Other	10,163	10,477

Total	$53,279	$56,629

Note 7 —	Asset Retirement Obligations:
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

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      This statement requires that the fair value of a liability for an Asset Retirement Obligation (“ARO”) be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated Asset Retirement Cost (“ARC”) is capitalized as part of the carrying amount of the long-lived asset. To initially recognize our ARO liability, we capitalized the fair value of all ARO’s that we identified, calculated as of the date the liability would have been recognized were SFAS No. 143 in effect at that time. In accordance with SFAS No. 143, we also recognized the cumulative accretion and accumulated depreciation from the date the liability would have been recognized had the provisions of SFAS No. 143 been in effect, to January 1, 2003, the date we adopted SFAS No. 143. As a result, on January 1, 2003, we recorded an ARO liability of $2,198,000, ARC assets of $1,580,000 and related accumulated depreciation of $674,000. We also reversed a previously recorded asset retirement obligation of $120,000, and recorded a cumulative effect adjustment of $1,172,000 ($704,000 net of taxes). At December 31, 2004, our legally restricted assets that are set aside for purposes of settling ARO liabilities are approximately $830,000. These assets are set aside to fund costs associated with the closure of certain solid waste management facilities.
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

3. Storage Tanks — we have a legal obligation under applicable law to remove certain underground and aboveground storage tanks, both on owned property and leased property, once they are taken out of service. Under some lease arrangements, we also have committed to restore the leased property to its original condition.
      The following table reconciles the beginning and ending aggregate carrying amount of our ARO’s for the years ended December 31, 2003 and 2002.

	December 31, 2004	December 31, 2003

	(In thousands)
Liability beginning of year	$2,223	$2,198
Liabilities incurred	57	—
Liabilities settled	(259)	(146)
Accretion expense	251	171

Liability end of period	$2,272	$2,223

      Our ARO’s are recorded in “Other liabilities and deferred income” on our Consolidated Balance Sheets.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The pro forma information below for the year ended December 31, 2002 reflects the effects of additional depreciation and accretion expense net of related income taxes as if the requirements of SFAS No. 143 were in effect as of the beginning of the period (in thousands, except per share data).

Net (loss) as reported	$(9,267)
Deduct:
Accretion expense, net of tax	(84)
Depreciation expense, net of tax	(79)

Pro forma net (loss)	$(9,430)

(loss) per common share:
Basic:
As reported	$(1.08)
Pro forma	$(1.10)
Diluted:
As reported	$(1.08)
Pro forma	$(1.10)

Note 8 —	Long-Term Debt:
      Our long-term debt consisted of the following:

	December 31,	December 31,
	2004	2003

	(In thousands)
11% senior subordinated notes, due 2012, net of unamortized discount of $3,635 and $5,288, interest payable semi-annually	$145,194	$194,712
9% senior subordinated notes, due 2007, interest payable semi-annually	—	150,000
8% senior subordinated notes, due 2014, net of unamortized discount of $2,435, interest payable semi-annually	147,565	—
Senior secured mortgage loan facility, due 2005, floating interest rate, principal and interest payable monthly	—	22,000
Other	—	17

Subtotal	292,759	366,729
Less current portion	—	(11,128)

Total	$292,759	$355,601

      On April 13, 2004, we made an offer to purchase for cash all $150,000,000 aggregate principal amount outstanding of our 9% senior subordinated notes due 2007 (the “9% notes”) at a price of 103.375% of their principal amount, plus accrued interest. The offer included a consent solicitation, which expired on April 26, 2004. The offer was subject to our successful completion of a new offering of $150,000,000 aggregate principal amount of 8% senior subordinated notes due 2014.
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

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On April 28, 2004, we priced our offering of 8% senior subordinated notes due 2014 at a discount, to yield 8 1/4%. The offering closed on May 3, 2004. At closing, we received net proceeds (before expenses) of approximately $147,466,500. We used all of the net proceeds of the new senior subordinated notes offering, together with cash on hand, to settle the tender offer and consent solicitation and to redeem all 9% notes that remained outstanding after the expiration of the tender offer.
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
      Repayment of both the 11% and 8% senior subordinated notes (collectively, the “Notes”) is jointly and severally guaranteed on an unconditional basis by our subsidiaries, subject to a limitation designed to ensure that such guarantees do not constitute a fraudulent conveyance. Except as otherwise specified in the indentures pursuant to which the Notes were issued, there are no restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to us in certain circumstances.
      The indentures governing the notes contain restrictive covenants that, among other things, restrict our ability to:

•	create liens;

•	incur or guarantee debt;

•	pay dividends;

•	repurchase shares of our common stock;

•	sell certain assets or subsidiary stock;

•	engage in certain mergers;

•	engage in certain transactions with affiliates; or

•	alter our current line of business.
      In addition, subject to certain conditions, we are obligated to offer to repurchase a portion of the notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, we would be required to offer to repurchase all of the notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At December 31, 2004, retained earnings available for dividends under the most restrictive terms of the indentures were approximately $26,564,000.
      We also have a $100,000,000 three-year senior secured revolving credit facility (the “Credit Facility”) with a group of banks. We entered into the Credit Facility on July 15, 2004. The Credit Facility amended and restated a similar $100,000,000 credit facility. At December 31, 2004, there were no direct borrowings outstanding under the Credit Facility. At December 31, 2004, there were, however, $12,068,000 of irrevocable letters of credit outstanding, primarily to crude oil suppliers, insurance companies, and regulatory agencies. At

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2003, there were no direct borrowings and $36,961,000 of irrevocable letters of credit outstanding under the previous credit facility.
      The interest rate applicable to the Credit Facility is based on various short-term indices. At December 31, 2004, this rate was approximately 5.02% per annum. We are required to pay a quarterly commitment fee of 0.50% per annum of the unused amount of the facility.
      Under the new Credit Facility, our existing borrowing costs are reduced and certain of the covenants have been relaxed. The Credit Facility is primarily a working capital and letter of credit facility. The availability of funds under this facility is the lesser of (i) $100,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. We have a one-time option to increase the size of the facility to up to $125,000,000. At December 31, 2004, the availability of funds under the Credit Facility was $100,000,000.
      The obligations under the Credit Facility are guaranteed by each of our principal subsidiaries and secured by a security interest in our personal property, including:

•	accounts receivable;

•	inventory;

•	contracts;

•	chattel paper;

•	trademarks;

•	copyrights;

•	patents;

•	license rights;

•	deposits; and

•	investment accounts and general intangibles.
      The Credit Facility contains negative covenants limiting, among other things, our ability to:

•	incur additional indebtedness;

•	create liens;

•	dispose of assets;

•	consolidate or merge;

•	make loans and investments;

•	enter into transactions with affiliates;

•	use loan proceeds for certain purposes;

•	guarantee obligations and incur contingent obligations;

•	enter into agreements restricting the ability of subsidiaries to pay dividends to us;

•	make distributions or stock repurchases;

•	make significant changes in accounting practices or change our fiscal year; and

•	prepay or modify subordinated indebtedness.

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
      We had a $40,000,000 three-year senior secured mortgage loan facility (the “Loan Facility”) with a group of financial institutions. The balance was paid in full in July, 2004.
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

Note 9 —	Financial Instruments and Hedging Activity:
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
      The carrying amounts and estimated fair values of our financial instruments are as follows:

	December 31,

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Balance Sheet — Financial Instruments:
Fixed rate long-term debt	$292,759	$329,392	$344,729	$372,516
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
      At December 31, 2004 and 2003, we had no open crude oil futures contracts or other commodity derivatives.

Note 10 —	Stock Incentive Plans:
      Under our 1998 Stock Incentive Plan (the “1998 Plan”), shares of our common stock are authorized to be issued to deserving employees in connection with awards of options, appreciation rights, restricted shares, performance shares or performance units, all as defined in the 1998 Plan. Appreciation rights, performance shares and performance units may be settled in cash, our common shares or any combination thereof.
      The total number of shares available for grant under the 1998 Plan is 2% of the total number of common shares outstanding as of the first day of each calendar year, which amount was 246,673 for 2005, 175,711 shares for 2004, 171,435 shares for 2003, and 171,077 shares for 2002. Grants also are subject to a 400,000 share annual limitation on the number of common shares available for the grant of options that are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. Common shares available for grant in any particular calendar year that are not, in fact, granted in such year cannot be added to the common shares available for grant in any subsequent calendar year.
      On May 9, 2003, 140,500 incentive stock options were granted to 15 employees under the 1998 Plan. The exercise price for all of the options was $5.24, which was the closing price of our common stock on the New York Stock Exchange on the date of grant. One-half of each grant vested on May 9, 2004 and the remaining one-half vests on May 9, 2005. All of the options expire on May 8, 2013.
      On December 11, 2002, 171,000 incentive stock options were granted to 13 employees under the 1998 Plan. The exercise price for all of the options was $2.85, which was the closing price of our common stock on the New York Stock Exchange on the date of grant. One-half of each grant vested on December 11, 2003 and the remaining one-half vested on December 11, 2004. All of the options expire on December 10, 2012.
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
      Under our 1989 Stock Incentive Plan (the “1989 Plan”), 500,000 shares of our common stock were authorized to be issued to deserving employees in the form of options and/or restricted stock. At December 31, 2004, no shares were available for future grants under the 1989 Plan because, by its terms, no new awards may be made after December 11, 1999.
      All of the remaining options or restricted stock granted under the 1989 Plan expired in 2003.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following summarizes stock option transactions under the 1989 and 1998 Plans:

		Weighted Average
Options Outstanding At	Shares	Exercise Price

January 1, 2002	398,950	$10.65
Granted	171,000	2.85
Exercised	(17,900)	5.25

December 31, 2002	552,050	8.41
Granted	140,500	5.24
Expired	(103,550)	8.36
Forfeited	(65,000)	6.35

December 31, 2003	524,000	7.83
Exercised	(215,750)	6.72
Forfeited	(2,500)	2.85

December 31, 2004	305,750	$8.65

Options exercisable at December 31:
2004	235,500	$9.67
2003	314,500	10.08
2002	321,876	11.08
      The following summarizes information about stock options outstanding under the 1998 Plan at December 31, 2004:

Options Outstanding
			Options Exercisable
		Weighted
		Average		Weighted
	Number	Remaining	Number	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercisable	Exercise Price

$12.00 to 18.50	100,000	2.9 years	100,000	$15.25
9.95	44,000	6.4 years	44,000	9.95
2.85	69,000	7.9 years	69,000	2.85
5.24	92,750	8.4 years	22,500	5.24

	305,750	6.2 years	235,500	$9.67

      In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock Based Compensation.” At that time, we determined that we would not change to the fair value method and would continue to use the intrinsic value method to account for stock-based employee compensation. In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of FASB Statement No. 123. SFAS 148 amended SFAS 123 to permit alternative methods of transition for adopting a fair value based method of accounting for stock-based employee compensation. We have adopted only the disclosure provisions of SFAS No. 148. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” that revised SFAS No. 123, “Accounting for Stock Based Compensation”. This revision requires us to measure the cost of employee services received in exchange for stock options granted using the fair value method for reporting periods that begin after June 15, 2005. See Note 1.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimated weighted average fair values of options granted during 2003 and 2002 were $3.28 and $1.81 per share, respectively, and were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002

Expected life in years	7	7
Risk-free interest rate	3.6%	4.0%
Volatility	60%	61%
Dividend Yield	—	—
      No options were granted in 2004.

Note 11 —	Interest, Operating Leases and Rent Expense:
      We paid interest of $35,285,000, $38,645,000, and $34,426,000 in 2004, 2003, and 2002, respectively. In accordance with SFAS 34 “Capitalization of Interest Cost”, we capitalized approximately $161,000 of interest as part of construction in progress in 2004.
      In connection with the sale of approximately 8.5-acres of land in North Scottsdale that included our corporate headquarters building, we entered into a ten-year agreement to lease back our corporate headquarters building.
      We are committed to annual minimum rentals under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2004 as follows:

Land, Building,
Machinery and
Equipment Leases

(In thousands)
2005	$6,209
2006	5,294
2007	4,469
2008	3,662
2009	3,212
2010 — 2025	16,158

Total minimum payments required	$39,004

      Our total rent expense was $7,813,000, $6,760,000, and $6,140,000 for 2004, 2003, and 2002, respectively.
      Our operating leases are for buildings, warehouses, cardlocks and facilities, and can contain one of the following options: (a) we can, after the initial lease term, purchase the property at the then fair value of the property or (b) we can, at the end of the initial lease term, renew its lease at the then fair rental value for periods of 5 to 15 years. These options enable the Company to retain use of facilities in desirable operating areas. Certain of our leases contain escalation clauses but are accounted for on a straight-line basis.

Note 12 —	401(k) Plans:
      On May 14, 2002, we adopted the Giant Yorktown 401(k) Retirement Savings Plan (“Yorktown 401(k)”). The Yorktown 401(k) is for the employees of our Yorktown refinery who meet plan eligibility requirements. For purposes of eligibility and vesting, anyone who was employed by the Yorktown refinery on or before December 31, 2002, received credit for time worked for the refinery’s previous owners BP/ Amoco and certain other prior employers. Subject to approval from our board of directors each year, we match the

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employee’s contributions to the Yorktown 401(k), including after-tax contributions, at a rate of 100% up to a maximum of 7% of the employee’s annual compensation, subject to a per participant maximum contribution amount. We do not, however, match catch-up contributions. For the years ended December 31, 2004, 2003 and 2002, we expensed $1,031,000, $985,000 and $546,000, respectively, for matching contributions under this plan. Our matching contribution can be invested in available options at the discretion of the participant. We did not make a discretionary contribution to this plan for the years ended December 31, 2004, December 31, 2003, and December 31, 2002.
      For our other employees who meet plan eligibility requirements, we sponsor the Giant Industries, Inc and Affiliated Companies 401(k) Plan (“Giant 401(k)”). In 2004, 2003, and 2002, we matched the employee’s contributions to the Giant 401(k), including catch-up contributions, at a rate of 50% up to a maximum of 6% of the employee’s annual compensation, subject to a per participant maximum contribution amount. For the years ended December 31, 2004, 2003, and 2002, we expensed $1,675,000, $1,231,000, and $1,560,000, respectively, for matching contributions under this plan. Our matching contribution can be invested in available options at the discretion of the participant. Additional contributions to the Giant 401(k) are made at the discretion of our board of directors. For the year ended December 31, 2004, we accrued $900,000 for a discretionary contribution to the Giant 401(k). This discretionary contribution will be funded with newly issued shares of our common stock in 2005. For the year ended December 31, 2003, we accrued $900,000 for a discretionary contribution to the Giant 401(k), which was funded in 2004 with 49,046 newly issued shares of our common stock. For the year ended December 31, 2002, we accrued $900,000 for a discretionary contribution to the Giant 401(k), which was funded in 2003 with 213,776 newly issued shares of our common stock. All shares are allocated to eligible employees’ accounts in the manner set forth in the Giant 401(k). At December 31, 2004 and 2003, the assets of the Giant 401(k) included 918,069 and 1,099,277 shares of our common stock, respectively.
      In March 2004 the Yorktown 401(k) and the Giant 401(k) were combined into one 401(k) plan for administrative convenience and to reduce costs. The benefits available to Yorktown and non-Yorktown employees did not materially change as a result of this combination.
      Effective January 1, 2005, subject to board approval each year, we began matching the employee’s pre-tax contributions to the Giant 401(k) at a rate of 100% up to a maximum of 6% of the employee’s annual compensation, subject to a per participant maximum contribution amount.

Note 13 —	Pension and Post-Retirement Benefits:
      On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (The “Act”). The Act provides a federal subsidy to employers whose prescription drug benefits are actuarially equivalent to certain benefits provided by Medicare. We have not reflected any expected subsidy in these financial statements and accompanying notes because we are unable to determine whether the benefits provided by our medical plan are actuarially equivalent to the relevant Medicare benefits.
      In 2002, we established the Giant Yorktown Cash Balance Plan (“CB Plan”). The CB Plan is a defined benefit plan for our Yorktown employees. The CB Plan is a “cash balance” retirement plan fully funded by us without employee contributions. All Yorktown employees meeting the eligibility requirements are automatically included in the CB Plan. Under the CB Plan, an account is established for each eligible employee that in general reflects pay credits, based on a percentage of eligible pay determined by age or years of service, whichever yields the greater percentage, plus regular interest credits. Interest credits are generally equal to the greater of 5% or the 12-month average of the one-year U.S. Treasury constant maturity rates plus 1%. Yorktown employees who were covered by the BP retirement plan on July 1, 2000, are generally eligible for a grandfather provision that affects the calculation of the benefit under the plan.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We have established an investment strategy for the CB Plan that targets allocation percentages among various asset classes. This investment strategy is designed to reach long-term return goals, while mitigating against downside risk and considering expected cash flows. The current weighted average target for asset allocation is:

•	equity securities: 50-70%; and

•	debt securities: 30-50%
      Our investment strategy is reviewed from time to time to ensure consistency with our objectives. Equity securities do not include any of our common stock.
      We must make a lump-sum payment to the CB Plan each year. The amount of our annual payment is based on various factors, including actuarial calculations linked to the potential retirement ages of Yorktown employees. Our payment to the CB Plan for the year ending December 31, 2003 was $1,828,000 and was made in September 2004. We expect to contribute approximately $2,000,000 to the CB Plan in 2005.
      In 2002, we established the Giant Yorktown Retiree Medical Plan (the “RM Plan”), which is a post-retirement benefit plan for Yorktown employees. The RM Plan will pay a percentage of the medical premium for coverage under the plan. Coverage is generally available to full-time employees who are age 50 or older with 10 or more years of service. We will pay from 50% to 80% of the premium cost, depending on age and years of service. Unlike the CB Plan, we are not required to fund the RM Plan annually, and currently we do not plan to do so.
      The following table contains certain disclosures for our CB Plan and RM Plan for 2004 and 2003:

	Cash Balance Plan		Retiree Medical Plan

	2004	2003	2004	2003

Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$10,811,793	$8,550,561	$3,363,229	$2,498,637
Service cost	1,380,020	1,151,983	207,573	192,379
Interest cost	537,174	530,955	194,693	177,612
Benefit paid	(68,729)	(46,361)	—	—
Actuarial (gain) loss	(919,370)	624,655	(111,900)	494,601
Plan amendments	—	—	—	—
Acquisitions	—	—	—	—

Benefit obligation at year end	$11,740,888	$10,811,793	$3,653,595	$3,363,229

Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$1,087,345	$—	$—	$—
Actual return on plan assets	236,532	47,706	—	—
Employer contributions	1,828,255	1,086,000	—	—
Benefits paid	(68,729)	(46,361)	—	—
Acquisitions	—	—	—	—

Fair value of plan assets at end of year	$3,083,403	$1,087,345	$—	$—

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Cash Balance Plan		Retiree Medical Plan

	2004	2003	2004	2003

Unfunded status	$(8,657,485)	$(9,724,448)	$(3,653,595)	$(3,363,229)
Unrecognized net transition obligation	—	—	—	—
Unrecognized net prior service cost	—	—	—	—
Unrecognized net (gain) loss	(32,750)	1,001,853	517,720	647,114

Accrued benefit cost(a)	$(8,690,235)	$(8,722,595)	$(3,135,875)	$(2,716,115)

(a) The amounts are reflected in “Other Liabilities and Deferred Income” in the accompanying Consolidated Balance Sheets
Net periodic benefit cost included the following:
Service cost	$1,380,020	$1,151,983	$207,573	$192,379
Interest cost	537,174	530,955	194,693	177,612
Expected return on assets	(121,299)	(23,563)	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain)/loss	—	—	17,494	10,147

Net periodic benefit cost	$1,795,895	$1,659,375	$419,760	$380,138

      The accumulated benefit obligation for the CB Plan was $8,107,820 and $6,592,179 at December 31, 2004 and December 31, 2003, respectively.

Weighted Average Plan Assumptions

	Cash Balance Plan		Retiree Medical Plan

	2004	2003	2004	2003

Weighted average assumptions used to determine benefit obligations at December 31:
Measurement date	12/31/2004	12/31/2003	12/31/2004	12/31/2003
Discount rate	5.50%	6.00%	6.00%	6.00%
Rate of compensation increase*	4.00%	4.00%	—	—
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.00%	6.50%	6.00%	6.50%
Expected return on assets	8.50%	8.50%	—	—
Rate of compensation increase*	4.00%	4.00%	—	—

*	Salary increases are assumed to increase at a rate of 4% per year. An additional 5% increase is added to the ultimate rate for those with less than one year of service grading down to 0% once a participant has five years of service.
      We based our expected long-term rate of return on a review of the anticipated long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy, given the anticipated requirements of the CB Plan, to determine the average rate of earnings expected on the funds invested to

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provide benefits. Although we consider recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. We expect the long-term return assumption for the CB Plan will remain at 8.5% per year.

Plan Assets
      Our CB Plan asset allocations at December 31, 2004, and 2003, by asset category are as follows:

	Percentage of
	Plan Assets at
	December 31,

Asset Category	2004	2003

Equity securities	70%	71%
Debt securities	27%	29%
Real estate	0%	0%
Other	3%	0%

Total	100%	100%

Assumed Health Care Cost Trend Rates

	Retiree Medical
	Plan

	2004	2003

Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year:
HMO	9.50%	10.50%
Pre-65 Non-HMO	11.50%	12.50%
Post-65 Non-HMO	13.00%	14.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2012	2012
      Assumed health care cost trend rates have a significant effect on the amounts reported for the RM Plan. A 1%-point change in assumed health care cost trend rates would have the following effect:

	1%-Point

	Increase	Decrease

Effect on total of service and interest cost components	$7,510	$(6,738)
Effect on postretirement benefit obligation	64,678	(64,298)

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 —	Income Taxes:
      Our provision (benefit) for income taxes from continuing operations is comprised of the following:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Current:
Federal	$3,172	$(32)	$(6,655)
State	(1,082)	(3)	(1,130)

	2,090	(35)	(7,785)

Deferred:
Federal	6,001	8,391	(796)
State	2,564	(420)	927

	8,565	7,971	131

Total provision (benefit) from continuing operations	$10,655	$7,936	$(7,654)

      We paid income taxes in 2004, 2003, and 2002 of $2,721,000, $1,150,000, and $472,000, respectively.
      We received income tax refunds in 2004, 2003, and 2002 of $924,000, $4,110,000, and $3,938,000, respectively.
      We reconcile the difference between our provision (benefit) for income taxes and income taxes calculated using the statutory U.S. federal income tax rate for continuing operations as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Income taxes at the statutory U.S. federal income tax rate of 35%	$9,431	$7,087	$(6,711)
Increase (decrease) in taxes resulting from:
State taxes, net	963	(275)	(132)
Loss of nonconventional fuel credit	—	581	—
Other, net	261	543	(811)

Total provision (benefit) from continuing operations	$10,655	$7,936	$(7,654)

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

	December 31, 2004			December 31, 2003

	Assets	Liabilities	Total	Assets	Liabilities	Total

	(In thousands)
Deferred Tax Assets and Liabilities:
Current Assets and Liabilities:
Accounts receivable	$67	$—	$67	$84	$—	$84
Insurance accruals	801	—	801	939	—	939
Vacation accruals	1,429	—	1,429	1,195	—	1,195
Other reserves	559	—	559	1,508	—	1,508
Other accruals	—	(3,174)	(3,174)	—	—	—
Inventory adjustments	2,152	—	2,152	—	(7,079)	(7,079)

Total current	5,008	(3,174)	1,834	3,726	(7,079)	(3,353)

Noncurrent Assets and Liabilities:
Other accruals	831	(192)	639	561	(290)	271
Accrued retirement	4,310	—	4,310	3,900	—	3,900
Deductible repairs and amount financed	—	(3,150)	(3,150)	—	(702)	(702)
Accelerated depreciation	—	(64,701)	(64,701)	—	(52,520)	(52,520)
Net operating loss carryforward	5,821	—	5,821	7,136	—	7,136
Tax credit carryforwards	16,042	—	16,042	13,876	—	13,876

Total noncurrent	27,004	(68,043)	(41,039)	25,473	(53,512)	(28,039)

Total	$32,012	$(71,217)	$(39,205)	$29,199	$(60,591)	$(31,392)

      At December 31, 2004, we had an alternative minimum tax credit carryforward and a general business credit of approximately $11,857,000 and $4,185,000, respectively. Our alternative minimum tax credits can be carried forward indefinitely to offset future taxable income. Our general business tax credits, which are available to offset future income taxes, expire beginning in 2007 through 2024. Beginning January 1, 2005, the American Jobs Creation Act allows tax credits for certain alcohol fuel production to offset the alternative minimum tax. As of December 31, 2004, we had $2,900,000 of these credits, which begin to expire on December 31, 2008. The actual use of these credits and loss carryovers will depend on our facts and circumstances in future years.
      At December 31, 2004, we had $2.7 million, and $3.1 million of federal and state net operating loss carryovers that may be utilized to reduce the tax liabilities of future years, respectively. These carryforwards have expiration dates through the year 2024. In 2004 we have reduced our net operating loss carryforward by a net $1.3 million to reflect a reduction of the carryback to a prior year.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Earnings Per Share:
      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS No. 128:

	Year Ended December 31,

Numerator	2004	2003	2002

	(In thousands)
Earnings (loss) from continuing operations	$16,292	$12,312	$(11,520)
Earnings (loss) from discontinued operations	(71)	(389)	2,253
Cumulative effect of change in accounting principle	—	(704)	—

Net earnings (loss)	$16,221	$11,219	$(9,267)

	Year Ended December 31,

Denominator	2004	2003	2002

Basic — weighted average shares outstanding	11,104,938	8,731,672	8,565,992
Effective of dilutive stock options	253,360	98,692	—	*

Diluted — weighted average shares outstanding	11,358,298	8,830,364	8,565,992

*	The additional 8,650 shares would be antidilutive due to the net loss.

	Year Ended December 31,

Basic Earnings Per Share	2004	2003	2002

Earnings (loss) from continuing operations	$1.47	$1.41	$(1.34)
Earnings (loss) from discontinued operations	(0.01)	(0.05)	0.26
Cumulative effect of change in accounting principle	—	(0.08)	—

Net earnings (loss)	$1.46	$1.28	$(1.08)

	Year Ended December 31,

Diluted Earnings Per Share	2004	2003	2002

Earnings (loss) from continuing operations	$1.43	$1.40	$(1.34)
Earnings (loss) from discontinued operations	(0.01)	(0.05)	0.26
Cumulative effect of change in accounting principle	—	(0.08)	—

Net earnings (loss)	$1.42	$1.27	$(1.08)

      At December 31, 2004 and 2003, there were 12,333,651 and 8,785,555 shares, respectively, of our common stock outstanding.
      In 2005, we will contribute newly issued shares of our common stock to fund our 401(k) plan discretionary contribution for the year ended December 31, 2004. We have not yet determined the number of shares to contribute. On February 25, 2004, we contributed 49,046 newly issued shares of our common stock to fund our 401(k) plan discretionary contribution for the year ended December 31, 2003.
      As discussed in Note 8, we issued 3,283,300 shares in the second quarter of 2004 at an offering price of $18.50. We used all the proceeds received to redeem a portion of our outstanding debt. See Note 8 for further discussion on this transaction.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      There were no transactions subsequent to December 31, 2004, except as noted above, that if the transactions had occurred before December 31, 2004, would materially change the number of common shares or potential common shares outstanding as of December 31, 2004.

Note 16 —	Business Segments:
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

Retail Group
      Our retail group operates service stations, which include convenience stores or kiosks. We also operated a travel center in New Mexico until June 19, 2003, when the travel center was sold. Our service stations sell various grades of gasoline, diesel fuel, general merchandise, including tobacco and alcoholic and nonalcoholic beverages, and food products to the general public. Our refining group or Phoenix Fuel supplies the gasoline and diesel fuel our retail group sells. We purchase general merchandise and food products from various suppliers. At December 31, 2004, we operated 124 service stations with convenience stores or kiosks.

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

Other
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

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Disclosures regarding our reportable segments with reconciliations to consolidated totals are presented below.

	As of and For the Year Ended December 31, 2004

	Refining	Retail	Phoenix		Reconciling
	Group	Group	Fuel	Other	Items	Consolidated

	(In thousands)
Customer net revenues:
Finished products:
Four Corners operations	$423,397
Yorktown operations	1,006,068

Total	$1,429,465	$233,984	$584,903	$—	$—	$2,248,352
Merchandise and lubricants	—	134,296	32,510	—	—	166,806
Other	80,311	15,176	1,684	529	—	97,700

Total	1,509,776	383,456	619,097	529	—	2,512,858

Intersegment net revenues:
Finished products	205,842	—	61,478	—	(267,320)	—
Other	15,652	—	—	—	(15,652)	—

Total	221,494	—	61,478	—	(282,972)	—

Total net revenues	1,731,270	383,456	680,575	529	(282,972)	2,512,858
Less net revenues of discontinued operations	—	(853)	—	—	—	(853)

Net revenues of continuing operations	$1,731,270	$382,603	$680,575	$529	$(282,972)	$2,512,005

Operating income (loss):
Four Corners operations	$30,914
Yorktown operations	52,752

Total operating income (loss) before corporate allocation	$83,666	$6,688	$10,486	$(26,325)	$3,775	$78,290
Corporate allocation	(13,069)	(7,804)	(2,388)	23,261	—	—

Total operating income (loss) after corporate allocation	70,597	(1,116)	8,098	(3,064)	3,775	78,290
Discontinued operations loss/(gain)	—	143	—	—	(28)	115

Operating income (loss) from continuing operations	$70,597	$(973)	$8,098	$(3,064)	$3,747	$78,405

Interest expense						(32,907)
Costs associated with early debt extinguishment						(10,564)
Amortization and write-offs of financing costs						(8,341)
Interest and investment income						354

Earnings from continuing operations before income taxes						$26,947

Depreciation and amortization:
Four Corners operations	$16,191
Yorktown operations	9,328

Total	$25,519	$9,186	$1,614	$879	$—	$37,198
Less discontinued operations	—	(69)	—	—	—	(69)

Continuing operations	$25,519	$9,117	$1,614	$879	$—	$37,129
Total assets	$474,984	$103,786	$73,467	$50,169	$—	$702,406
Capital expenditures	$50,609	$5,835	$1,707	$520	$—	$58,671
Yorktown refinery acquisition contingent payment	$16,146	$—	$—	$—	$—	$16,146

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of and For the Year Ended December 31, 2003

	Refining	Retail	Phoenix		Reconciling
	Group	Group	Fuel	Other	Items	Consolidated

	(In thousands)
Customer net revenues:
Finished products:
Four Corners operations	$287,288
Yorktown operations	752,115

Total	$1,039,403	$201,278	$397,163	$—	$—	$1,637,844
Merchandise and lubricants	—	133,039	26,262	—	—	159,301
Other	20,797	16,184	1,775	537	—	39,293

Total	1,060,200	350,501	425,200	537	—	1,836,438

Intersegment net revenues:
Finished products	175,898	—	47,304	—	(223,202)	—
Other	15,862	—	—	—	(15,862)	—

Total	191,760	—	47,304	—	(239,064)	—

Total net revenues	1,251,960	350,501	472,504	537	(239,064)	1,836,438
Less net revenues of discontinued operations	—	(26,776)	—	—	—	(26,776)

Net revenues of continuing operations	$1,251,960	$323,725	$472,504	$537	$(239,064)	$1,809,662

Operating income (loss):
Four Corners operations	$41,932
Yorktown operations	22,039

Total operating income (loss) before corporate allocation	$63,971	$13,476	$8,483	$(20,995)	$(1,791)	$63,144
Corporate allocation	(10,423)	(6,224)	(1,904)	18,551	—	—

Total operating income (loss) after corporate allocation	53,548	7,252	6,579	(2,444)	(1,791)	63,144
Discontinued operations loss/(gain)	—	677	—	—	(46)	631

Operating income (loss) from continuing operations	$53,548	$7,929	$6,579	$(2,444)	$(1,837)	$63,775

Interest expense						(38,993)
Amortization and write-offs of financing costs						(4,696)
Interest and investment income						162

Earnings from continuing operations before income taxes						$20,248

Depreciation and amortization:
Four Corners operations	$15,846
Yorktown operations	7,951

Total	$23,797	$10,656	$1,763	$1,301	$—	$37,517
Less discontinued operations	—	(630)	—	—	—	(630)

Continuing operations	$23,797	$10,026	$1,763	$1,301	$—	$36,887
Total assets	$459,253	$116,083	$72,188	$52,130	$—	$699,654
Capital expenditures	$14,428	$2,322	$295	$834	$—	$17,879
Yorktown refinery acquisition contingent payment	$8,854	$—	$—	$—	$—	$8,854

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of and For the Year Ended December 31, 2002

	Refining	Retail	Phoenix		Reconciling
	Group	Group	Fuel	Other	Items	Consolidated

	(In thousands)
Customer net revenues:
Finished products:
Four Corners operations	$253,826
Yorktown operations(1)	408,936

Total	$662,762	$189,008	$269,316	$—	$—	$1,121,086
Merchandise and lubricants	—	141,870	23,345	—	—	165,215
Other	8,226	15,791	2,564	180	—	26,761

Total	670,988	346,669	295,225	180	—	1,313,062

Intersegment net revenues:
Finished products	151,189	—	54,709	—	(205,898)	—
Other	16,352	—	—	—	(16,352)	—

Total	167,541	—	54,709	—	(222,250)	—

Total net revenues	838,529	346,669	349,934	180	(222,250)	1,313,062
Less net revenues of discontinued operations	—	(61,036)	—	—	—	(61,036)

Net revenues of continuing operations	$838,529	$285,633	$349,934	$180	$(222,250)	$1,252,026

Operating income (loss):
Four Corners operations	$30,822
Yorktown operations(1)	(6,388)

Total operating income (loss) before corporate allocation	$24,434	$3,249	$7,014	$(16,981)	$5,894	$23,610
Corporate allocation	(8,431)	(5,034)	(1,540)	15,005	—	—

Total operating income (loss) after corporation allocation	16,003)	(1,785)	5,474	(1,976)	5,894	23,610
Discontinued operations loss/(gain)	—	1,664	—	—	(5,315)	(3,651)

Operating income (loss) from continuing operations	$16,003	$(121)	$5,474	$(1,976)	$579	$19,959

Interest expense						(36,308)
Amortization and write-offs of financing costs						(3,256)
Interest and investment income						431

Loss from continuing operations before income taxes						$(19,174)

Depreciation and amortization:
Four Corners operations	$16,759
Yorktown operations(1)	4,493

Total	$21,252	$12,540	$2,046	$1,296	$—	$37,134
Less discontinued operations	—	(1,959)	—	—	—	(1,959)

Continuing operations	$21,252	$10,581	$2,046	$1,296	$—	$35,175
Total assets	$432,655	$132,397	$66,274	$70,960	$—	$702,286
Capital expenditures	$9,573	$1,016	$545	$1,856	$—	$12,990
Yorktown refinery acquisition	$194,733	$—	$—	$—	$—	$194,733

(1)	Since acquisition on May 14, 2002.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 17 — Commitments and Contingencies:
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

Environmental and Litigation Accruals
      As of December 31, 2004 and 2003, we had environmental liability accruals of approximately $6,156,000 and $7,592,000, respectively, which are summarized below, and litigation accruals in the aggregate of $525,000 at December 31, 2004 and $573,000 at December 31, 2003. Environmental accruals are recorded in the current and long-term sections of our Consolidated Balance Sheets.
Summary of Accrued Environmental Contingencies

	As of	Increase		As of	Increase		As of
	12/31/02	(Decrease)	Payments	12/31/03	(Decrease)	Payments	12/31/04

	(In thousands)
Farmington Refinery	$570	$—	$—	$570	$—	$—	$570
Ciniza — Land Treatment Facility	189	—	(3)	186	—	—	186
Bloomfield Tank Farm (Old Terminal)	89	—	(22)	67	—	(14)	53
Ciniza — Solid Waste Management Units	275	—	—	275	—	(1)	274
Bloomfield Refinery	310	—	(43)	267	—	(16)	251
Ciniza Well Closures	100	40	—	140	—	(31)	109
Retail Service Stations — Various	119	60	(33)	146	3	(11)	138
East Outfall — Bloomfield	—	202	(177)	25	—	(25)	—
West Outfall — Bloomfield	—	—	—	—	150	(106)	44
Yorktown Refinery	6,715	—	(799)	5,916	—	(1,385)	4,531

Totals	$8,367	$302	$(1,077)	$7,592	$153	$(1,589)	$6,156

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Approximately $5,405,000 of this accrual is for the following projects discussed below:

•	the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of our inactive Farmington refinery;

•	environmental obligations assumed in connection with our acquisitions of the Yorktown refinery and the Bloomfield refinery; and

•	hydrocarbon contamination on and adjacent to the 5.5 acres that we own in Bloomfield, New Mexico.
      The remaining amount of the accrual relates to

•	the closure of certain solid waste management units at the Ciniza refinery, which is being conducted in accordance with the refinery’s Resource Conservation and Recovery Act permit;

•	closure of the Ciniza refinery land treatment facility including post-closure expenses;

•	monitoring well closure costs at the Ciniza refinery; and

•	amounts for smaller remediation projects.

Yorktown Environmental Liabilities
      We assumed certain liabilities and obligations in connection with our purchase of the Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc. (collectively “BP”). BP agreed to reimburse us in specified amounts for some matters. Among other things, and subject to certain exceptions, we assumed responsibility for all costs, expenses, liabilities, and obligations under environmental, health and safety laws caused by, arising from, incurred in connection with or relating to the ownership of the refinery or its operation. We agreed to reimburse BP for losses incurred in connection with or related to liabilities and obligations assumed by us. Certain environmental matters relating to the Yorktown refinery are discussed below.

Yorktown Consent Decree
      Environmental obligations assumed by us include BP’s responsibilities relating to the Yorktown refinery under a consent decree among various parties covering many locations (the “Consent Decree”). Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. We assumed BP’s responsibilities as of January 18, 2001, the date the Consent Decree was lodged with the court. As applicable to the Yorktown refinery, the Consent Decree requires, among other things, reduction of nitrous oxides, sulfur dioxide, and particulate matter emissions and upgrades to the refinery’s leak detection and repair program. We estimate that we will incur capital expenditures of between $20,000,000 and $27,000,000 to comply with the Consent Decree through 2006, and have expended approximately $300,000 of this amount through the end of 2004. In addition, we estimate that we will incur operating expenses associated with the requirements of the Consent Decree of between $1,600,000 and $2,600,000 per year.

Yorktown 1991 Order
      In connection with the Yorktown acquisition, we also assumed BP’s obligations under an administrative order issued in 1991 by EPA under the Resource Conservation and Recovery Act. The order requires an investigation of certain areas of the refinery and the development of measures to correct any releases of contaminants or hazardous substances found in these areas. A Resource Conservation and Recovery Act Facility Investigation was conducted and approved conditionally by EPA in 2002. Following the investigation, a Risk Assessment/ Corrective Measures Study (“RA/ CMS”) was finalized in 2003, which summarized the remediation measured agreed upon by us, EPA, and the Virginia Department of Environmental Quality

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(“VDEQ”). The RA/ CMS proposes investigation, sampling, monitoring, and cleanup measures, including the construction of an on-site corrective action management unit that would be used to consolidate hazardous solid materials associated with these measures. These proposed actions relate to soil, sludge, and remediation wastes relating to solid waste management units. Groundwater in the aquifers underlying the refinery, and surface water and sediment in a small pond and tidal salt marsh on the refinery property also are addressed in the RA/ CMS.
      Based on the RA/ CMS, EPA issued a proposed cleanup plan for public comment in December 2003 setting forth preferred corrective measures for remediating soil, groundwater, sediment, and surface water contamination at the refinery. Following the public comment period, EPA issued its final remedy decision and response to comments in April 2004. EPA currently is developing the administrative consent order pursuant to which we will implement our cleanup plan. Our most current estimate of expenses associated with the order is between $24,000,000 and $26,000,000, and we anticipate that these expenses will be incurred over a period of approximately 35 years after EPA approves our cleanup plan. We believe that approximately $9,600,000 of this amount will be incurred over an initial four-year period, and additional expenditures of approximately $7,700,000 will be incurred over the following four-year period. We may not be responsible, however, for all of these expenditures due to the environmental reimbursement provisions included in our purchase agreement with BP, as more fully discussed below. Additionally, the facility’s underground sewer system will be cleaned, inspected and repaired as needed. A portion of this sewer work is scheduled to begin in 2005 and continue during the construction of the corrective action management unit and related remediation work. We anticipate that the balance of the sewer work will cost from $1,500,000 to $3,500,000 over a period of three to five years, beginning around the time the construction of the corrective action management unit and related remediation work is nearing completion in the 2010 to 2012 timeframe.
      We have recently been informed by EPA that as part of the order approving our cleanup plan, they may require financial assurance of our ability to perform the plan. Options available to us for providing financial assurance include depositing funds into a trust or posting a letter of credit or performance bond. We are continuing to discuss this matter with EPA.

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
      Potentially responsible party liability is joint and several, which means that a responsible party may be liable for all of the clean-up costs at a site even though the party was responsible for only a small part of the contamination. Although it is possible that we may ultimately incur liability for clean-up costs associated with the landfill, a reasonable estimate of the amount of this liability, if any, cannot be made at this time for various reasons. These reasons include:

•	a number of entities had involvement at the site;

•	allocation of responsibility among potentially responsible parties has not yet been proposed or made; and

•	potentially applicable factual and legal issues have not been resolved.
      Accordingly, we have not recorded a liability in relation to BLM’s selected plan because the amount of any potential liability is currently not determinable.
      BLM may assert claims against us and others for reimbursement of investigative, cleanup and other costs incurred by BLM in connection with the landfill and surrounding areas. We may assert claims against BLM in

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Bloomfield Refinery Environmental Obligations
      In connection with the acquisition of the Bloomfield refinery, we assumed certain environmental obligations including Bloomfield Refining Company’s (“BRC”) obligations under an administrative order issued by EPA in 1992 pursuant to the Resource Conservation and Recovery Act. The order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. EPA has delegated its oversight authority over the order to NMED’s Hazardous Waste Bureau (“HWB”). In December 2002, HWB and OCD approved a cleanup plan for the refinery, subject to various actions to be taken by us to implement the plan. We estimate that remaining remediation expenses associated with the cleanup plan will be approximately $251,000, and that these expenses will be incurred through approximately 2018.

Western Outfall — Bloomfield Refinery
      In August 2004, hydrocarbon discharges were discovered seeping into two small gullies, or draws, on the north side of the Bloomfield refinery site. We took immediate containment and other corrective actions, including removal of contaminated soils, construction of lined collection sumps, and further investigation and monitoring. In the third quarter of 2004, OCD indicated that it would be issuing a compliance order, including a possible penalty, in connection with these discharges, but we have not received any order to date. OCD also indicated that its preferred remedy is an underground barrier with a pollutant extraction and collection system. We began construction of this barrier in February 2005, with the extraction and collection system to be designed and completed later in 2005. We currently estimate that the cost of this remedy could range from $500,000 to $1,000,000, approximately $44,000 of which will be for non-capital items.

Bloomfield Tank Farm (Old Terminal)
      We have discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank that was located in Bloomfield, New Mexico. We believe that all or a portion of the tank and the 5.5 acres we own on which the tank was located may have been a part of a refinery, owned by various other parties, that, to our knowledge, ceased operations in the early 1960s. We received approval to conduct a pilot bioventing project to address remaining contamination at the site, which was completed in 2001. Bioventing involves pumping air into the soil to stimulate bacterial activity which in turn consumes hydrocarbons. Based on the results of the pilot project, we submitted a remediation plan to OCD proposing the use of bioventing to address the remaining contamination. This remediation plan was approved by OCD in 2002. We anticipate that we will incur about $50,000 in expenses from 2005 through 2007 to continue remediation, including groundwater monitoring and testing, until natural attenuation has completed the process of groundwater remediation.

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
      In the first quarter of 2004, EPA told us that any administrative settlement also must be consistent with the consent decrees EPA has entered with other refiners as part of its national refinery enforcement program. In these other settlements, EPA generally has required that the refiner:

•	implement controls to reduce emissions of nitrogen oxide, sulfur dioxide, and particulate matter from the largest emitting process units;

•	upgrade leak detection and repair practices;

•	minimize the number and severity of flaring events; and

•	adopt strategies to ensure compliance with benzene waste requirements.
      We currently believe that we could satisfy the requirements of this national refinery initiative by making modifications to our Four Corners refineries that would cost between approximately $14,000,000 and $20,000,000, and that it might be possible to spread these costs over a period of four to seven years following the date of any settlement. In addition, on-going annual operating costs associated with these modifications are currently estimated to be as much as approximately $2,000,000 per year. We currently anticipate that the majority of the national refinery initiative costs would be incurred in the later portion of the projected four to seven year phase-in period. These costs could be subject to reduction in the event of the temporary, partial or permanent discontinuance of operations at one or both facilities. There is no assurance, however, that EPA will agree with our assessment of the national refinery initiative requirements. Accordingly, EPA might require us to incur additional national refinery initiative compliance costs as a part of any settlement. We are continuing joint settlement discussions with EPA and NMED.

Jet Fuel Claim
      In February 2003, we filed a complaint against the United States in the United States Court of Federal Claims related to military jet fuel that we sold to the Defense Energy Support Center (“DESC”) from 1983 through 1994. We asserted that the federal government underpaid for the jet fuel by about $17,000,000. We requested that we be made whole in connection with payments that were less than the fair market value of the fuel, that we be reimbursed for the value of transporting the fuel in some contracts, and that we be reimbursed for certain additional costs of complying with the government’s special requirements. The U.S. has said that it may counterclaim and assert, based on its interpretation of the contracts, that we owe additional amounts of between $2,100,000 and $4,900,000. In the first quarter of 2004, the United States Court of Appeals for the Federal Circuit agreed to hear appeals in other jet fuel cases. The judge in our case has halted any further action pending a decision by the Court of Appeals, which we expect to occur in 2005. Due to the preliminary nature of this matter, there can be no assurance that we will ultimately prevail on our claims or the U.S.’s

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
potential counterclaim, nor is it possible to predict when any payment will be received if we are successful. Accordingly, we have not recorded a receivable for these claims or a liability for any potential counterclaim.

MTBE Litigation
      Lawsuits have been filed in numerous states alleging that MTBE, a blendstock used by many refiners in producing specially formulated gasoline, has contaminated water supplies. MTBE contamination primarily results from leaking underground or aboveground storage tanks. The suits allege MTBE contamination of water supplies owned and operated by the plaintiffs, who are generally water providers or governmental entities. The plaintiffs assert that numerous refiners, distributors, or sellers of MTBE and/or gasoline containing MTBE are responsible for the contamination. The plaintiffs also claim that the defendants are jointly and severally liable for compensatory and punitive damages, costs, and interest. Joint and several liability means that each defendant may be liable for all of the damages even though that party was responsible for only a small part of the damages. We are a defendant in approximately 35 of these MTBE lawsuits pending in Virginia, Connecticut, Illinois, Indiana, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, Vermont, and West Virginia. We intend to vigorously defend these lawsuits.

Yorktown Power Outage Claim
      On April 28, 2003, a breaker failure disrupted operations at the electric generation plant that supplies our Yorktown refinery with power. As a result of the failure, the refinery suffered a complete loss of power and shut down all processing units. By the middle of May 2003, the refinery was operating at full capacity. We incurred costs of approximately $1,250,000 as a result of the loss of power, all of which we expensed in the second quarter of 2003. Reduced production also resulted in a loss of earnings. We entered into a settlement agreement with the power station owner in the first quarter of 2005 resolving this matter. Pursuant to the settlement, the power station owner will, among other things, be performing certain electrical work that will benefit the refinery.

Ciniza Refinery Incident
      A fire occurred in the alkylation unit at our Ciniza refinery on April 8, 2004. This unit produces high octane blending stock for gasoline. Emergency personnel responded immediately and contained the fire to the alkylation unit, although there also was some damage to ancillary equipment and to two adjacent units. Four of our employees were injured and transported to an Albuquerque hospital. Presently, three have been released and one remains hospitalized.
      In October 2004, the Occupational Health and Safety Board of the New Mexico Environment Department (“OHSB”) completed an investigation of matters relating to the fire. We have agreed to a settlement with OHSB, subject to public notice requirements, pursuant to which we would pay fines of $16,450.
      An investigation by the U.S. Chemical Safety and Hazard Investigation Board (“CSB”) of matters relating to the fire is ongoing. CSB, however, does not have authority to issue any monetary fines.
      Based upon a very preliminary investigation, we had estimated that the cost to repair the damage caused by the fire would be in the range of $2,500,000 to $10,000,000. As the investigation proceeded, and we began to make repairs, additional damage was discovered. Repairs were completed in the third quarter and the unit is back in service. Repair costs associated with the fire were approximately $13,800,000. The repairs took longer than initially anticipated as we experienced delays in receiving a vessel, instrumentation, and valves necessary to complete the repairs. In March 2005, we agreed to fully resolve our property insurance claim for $10,300,000, net of our $1,000,000 deductible. We received approximately $6,600,000 of this amount in 2004.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We expect to receive the remaining reimbursement shortly. We also have worker’s compensation insurance to cover the physical injuries sustained by personnel.

New Mexico Convenience Store Safety Regulations
      In May 2004, OHSB proposed regulations that require additional security measures in the convenience store industry in New Mexico. These requirements relate to, among other things, exterior lighting, late night security, employee training, door and window signage, and security surveillance systems and alarms. After public discussion, the New Mexico Environmental Improvement Board approved the regulations, which became enforceable in February 2005. The legality of these regulations, however, is the subject of a court challenge by, among others, the New Mexico Petroleum Marketers Association.
      We are complying with the late night security requirements by having two employees on duty between the hours of 11:00 p.m. and 5:00 a.m. We estimate that having two employees at all of our New Mexico stores during these late night hours will increase our payroll costs approximately $700,000 annually.
Note 18 — Related Party Transaction
      Our board of directors terminated James E. Acridge as our President and Chief Executive Officer on March 29, 2002, and replaced him as our Chairman of the Board. Mr. Acridge’s term of office as a director subsequently expired on April 29, 2004. Mr. Acridge subsequently commenced a Chapter 11 bankruptcy proceeding. In 2004, we entered into a settlement agreement with the trustee in Mr. Acridge’s personal bankruptcy proceeding that we believe releases us from, among other things, any claims that either Mr. Acridge or his estate may have alleged arising out of Mr. Acridge’s termination, as well as other potential pre-bankruptcy claims that the trustee might have pursued against us. Pursuant to the settlement, we made a payment for the benefit of the Acridge estate in the fourth quarter of 2004, and gave up our right to receive certain distributions from the Acridge estate as well as from the bankruptcy estates of certain entities originally controlled by Mr. Acridge.
      We are continuing to pursue a complaint that we filed in the Acridge bankruptcy proceeding in which we seek a determination that certain amounts that we believe are owed to us by Mr. Acridge are not dischargeable in bankruptcy. These amounts include a loan to Mr. Acridge in the principal amount of $5,000,000, which we wrote off in 2003. We have entered into settlement discussions regarding this matter. Even if the bankruptcy court were to decide that we can receive damages, we do not know whether we would be able to recover any of these damages from Mr. Acridge.
Note 19 — Acquisitions:
      On May 14, 2002, we acquired the 61,900 barrels per day Yorktown refinery from BP for $127,500,000 plus $65,182,000 for the value of inventory at closing, the assumption of certain liabilities, and a conditional earn-out. In addition, we incurred direct costs related to this transaction of approximately $2,000,000.
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
      As part of the acquisition, we agreed to pay to BP, beginning in 2003 and concluding at the end of 2005, earn-out payments up to a maximum of $25,000,000 based on certain market value factors. This obligation was satisfied in the third quarter of 2004. We allocated $21,028,000 of this amount to goodwill and $3,972,000 to a deferred tax asset.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Yorktown acquisition was funded with cash on hand, $32,000,000 in borrowings under a $100,000,000 senior secured revolving credit facility, $40,000,000 in borrowings from a senior secured mortgage loan facility, and part of the proceeds from the issuance of $200,000,000 of 11% Senior Subordinated Notes due 2012 (“the 11% Notes”). In addition, we incurred approximately $17,436,000 of financing costs in connection with these obligations. See Note 8 for a discussion of these obligations.
      The December 31, 2002 financial statements include the results of operations of the Yorktown acquisition since the date of acquisition.
Note 20 — Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2004(1)

	Quarter

	First	Second	Third	Fourth

	(In thousands, except per share data)
Continuing Operations:
Net revenues	$540,984	$654,273	$642,439	$674,309
Cost of products sold (excluding depreciation and amortization)	460,912	557,536	564,564	603,414

Gross margin	80,072	96,737	77,875	70,895
Operating expenses	44,246	43,596	42,162	45,953
Depreciation and amortization	9,104	9,226	9,030	9,769
Selling, general and administrative expenses	8,200	10,052	10,110	9,472
(Gain) loss on the disposal/write-down of assets	(4)	566	(889)	488
Gain from insurance settlement of fire incident	—	—	(958)	(2,949)

Operating income	$18,526	$33,297	$18,420	$8,162

Net earnings	$4,586	$4,994	$5,969	$743
Net earnings per common share — basic	$0.52	$0.45	$0.49	$0.06
Net earnings per common share — assuming dilution	$0.51	$0.44	$0.48	$0.06
Discontinued Operations:
Net revenues	$612	$252	$(11)	$—

Loss from operations	$(93)	$(26)	$(7)	$(17)
Gain (loss) on disposal	(18)	389	161	(7)
Net (loss) gain on asset sales/write-downs	—	(372)	(125)	—

Operating earnings (loss)	$(111)	$(9)	$29	$(24)

Net earnings (loss)	$(69)	$(6)	$18	$(14)
Net earnings (loss) per common share — basic	$(0.01)	$—	$—	$—
Net earnings (loss) per common share — assuming dilution	$(0.01)	$—	$—	$—

(1)	Subsequent to the previously filed Form 10Q’s, certain reclassifications have been made to present continuing and discontinued operations in accordance with SFAS No. 144.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2003(1)

	Quarter

	First	Second	Third	Fourth

	(In thousands, except per share data)
Continuing Operations:
Net revenues	$479,874	$407,834	$472,998	$448,956
Cost of products sold (excluding depreciation and amortization)	409,192	337,918	389,479	375,717

Gross margin	70,682	69,916	83,519	73,239
Operating expenses	38,732	41,166	41,200	43,142
Depreciation and amortization	9,071	9,376	9,329	9,111
Selling, general and administrative expenses	7,024	7,271	8,125	8,197
(Gain) loss on the disposal/write-down of assets	420	(187)	1,081	523

Operating income	$15,435	$12,290	$23,784	$12,266

Net earnings	$2,411	$763	$7,677	$1,461
Net earnings per common share — basic	$0.28	$0.09	$0.87	$0.17
Net earnings per common share — assuming dilution	$0.28	$0.09	$0.86	$0.17
Discontinued Operations:
Net revenues	$12,738	$9,979	$2,684	$1,375

Loss from operations	$(278)	$(176)	$(49)	$(174)
Gain (loss) on disposal	147	(260)	(14)	406
Net (loss) gain on asset sales/write-downs	—	(76)	(177)	20

Operating earnings (loss)	$(131)	$(512)	$(240)	$252

Net earnings (loss)	$(81)	$(316)	$(148)	$156
Net earnings (loss) per common share — basic	$(0.01)	$(0.04)	$(0.01)	$0.01
Net earnings (loss) per common share — assuming dilution	$(0.01)	$(0.04)	$(0.01)	$0.01
Cumulative effect of change in accounting principle:
Net loss	$(704)	$—	$—	$—
Net loss per common share — basic	$(0.08)	$—	$—	$—
Net loss per common share — assuming dilution	$(0.08)	$—	$—	$—

(1)	Subsequent to the previously filed Form 10Q’s, certain reclassifications have been made to present continuing and discontinued operations in accordance with SFAS No. 144.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures

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

(c)	Management Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.
      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

(d)	Independent auditors report on our assessment of our internal control over financial reporting.
Report Of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Giant Industries, Inc.
Scottsdale, Arizona
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Giant Industries, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our reports dated March 16, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s 2003 change in its method of accounting for asset retirement obligations to comply with Statement of Financial Accounting Standards No. 143, “Asset Retirement Obligations”.
DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 16, 2005

PART III
      Certain information required by Part III is omitted from this report by virtue of the fact that we will file with the Securities and Exchange Commission a definitive proxy statement relating to our Annual Meeting of Stockholders to be held April 27, 2005 pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference. We expect to disseminate the proxy statement to stockholders on or about March 21, 2005.

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item concerning our directors, including our audit committee members and audit committee financial expert, and the information concerning our code of ethics, is incorporated by reference to the information contained in the 2005 proxy statement under the caption “Election of Directors.”
      The information concerning our executive officers required by this item is incorporated by reference to the section in Part I of this report entitled “Executive Officers of the Registrant,” following Item 4.
      The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the information contained in the 2005 proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference to the information contained in the 2005 proxy statement under the captions “Election of Directors,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The following table includes information regarding securities authorized for issuance under our equity compensation plans.

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	524,000	$7.83	*
Equity compensation plans not approved by security holders	—	—	—
Total	524,000	$7.83	*

*	The total number of shares available for grant is 2% of the total number of common shares outstanding as of the first day of each calendar year. Grants also are subject to a 400,000 share annual limitation on the grant of options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. Common shares available for grant in any particular calendar year that are not, in fact, granted in such year cannot be added to the common shares available for grant in any subsequent calendar year.
      For a description of our equity compensation plans see Note 10 to our Consolidated Financial Statements included in Item 8.
      The other information required by this item is incorporated by reference to the information contained in the 2005 proxy statement under the captions “Election of Directors,” “Security Ownership of Management” and “Shares Owned by Certain Shareholders.”

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference to the information contained in the 2005 proxy statement under the caption “Compensation Committee Interlocks and Insider Participation”.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated by reference to the information contained in the 2005 proxy statement under the caption “Audit Fees.”
PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
      (a)(1) The following financial statements are included in Item 8:

(i) Report of Independent Registered Public Accounting Firm

(ii) Consolidated Balance Sheets — December 31, 2004 and 2003

(iii) Consolidated Statements of Operations — Years ended December 31, 2004, 2003 and 2002

(iv) Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2004, 2003 and 2002

(v) Consolidated Statements of Cash Flows — Years ended December 31, 2004, 2003 and 2002

(vi) Notes to Consolidated Financial Statements
      (2) Financial Statement Schedule. The following financial statement schedule of Giant Industries, Inc. for the years ended December 31, 2004, 2003 and 2002 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Giant Industries, Inc.
Report of Independent Registered Public Accounting Firm
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
      Except for plans generally available to all employees, contracts with management and any compensatory plans or arrangements relating to management are as follows:

Exhibit No.	Description

10.2	Giant Industries, Inc. 1998 Stock Incentive Plan. Incorporated by reference to Appendix H to the Joint Proxy Statement/ Prospectus included in the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed May 4, 1998, File No. 333-51785.
10.3	Amendment No. 1 to 1998 Stock Incentive Plan, dated September 13, 2000. Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No 1-10398.
10.4	Amendment No. 2 to 1998 Stock Incentive Plan, dated March 27, 2002. Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No 1-10398.
10.5	ESOP Substitute Excess Deferred Compensation Benefit Plan. Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10398.

Exhibit No.		Description

10	.6*	2005 Management Discretionary Bonus Plan.
10.7		Employment Agreement, dated as of December 12, 2003, between Fred L. Holliger and Giant Industries, Inc. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.
10.8		Employment Agreement, dated as of December 12, 2003, between Morgan Gust and Giant Industries, Inc. Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.
10.9		Employment Agreement, dated as of December 12, 2003, between Mark B. Cox and Giant Industries, Inc. Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.
10.10		Employment Agreement, dated as of December 12, 2003, between Kim H. Bullerdick and Giant Industries, Inc. Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.

*	Filed herewith.
      (b) Reports on Form 8-K. We filed the following reports on Form 8-K during the fourth quarter of 2004 and to date:

(i) On November 10, 2004, we filed a Form 8-K, dated November 9, 2004, containing a press release detailing our earnings for the third quarter of 2004.

(ii) On February 3, 2005, we filed a Form 8-K, dated February 3, 2005, containing a press release providing earnings guidance for the quarter and year ended December 31, 2004.

(iii) On March 15, 2005, we filed a Form 8-K, dated March 15, 2005, containing a press release detailing our earnings for the quarter and year ended December 31, 2004.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIANT INDUSTRIES, INC.

By:	/s/ FRED L. HOLLIGER

Fred L. Holliger
Chairman of the Board
and Chief Executive Officer
March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ FRED L. HOLLIGER Fred L. Holliger	Chairman of the Board, Chief Executive Officer and Director	March 16, 2005

/s/ MARK B. COX Mark B. Cox	Executive Vice President, Treasurer, Chief Financial Officer and Assistant Secretary	March 16, 2005

/s/ ROGER D. SANDEEN Roger D. Sandeen	Vice President, Chief Accounting Officer, Chief Information Officer and Assistant Secretary	March 16, 2005

/s/ ANTHONY J. BERNITSKY Anthony J. Bernitsky	Director	March 16, 2005

/s/ LARRY L. DEROIN Larry L. DeRoin	Director	March 16, 2005

/s/ RICHARD T. KALEN, Richard T. Kalen, Jr.	Director	March 16, 2005

/s/ BROOKS J. KLIMLEY Brooks J. Klimley	Director	March 16, 2005

/s/ GEORGE M. RAPPORT George M. Rapport	Director	March 16, 2005

/s/ DONALD M. WILKINSON Donald M. Wilkinson	Director	March 16, 2005

To the Board of Directors and Stockholders of
Giant Industries, Inc.
Scottsdale, Arizona
      We have audited the consolidated financial statements of Giant Industries Inc. and subsidiaries (“the Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 16, 2005 which express unqualified opinions and the financial statement opinion includes an explanatory paragraph relating to a change in accounting method for the adoption of Statement of Financial Accounting Standards No. 143, “Asset Retirement Obligations” in 2003; such financial statements and reports are included elsewhere in this Form 10K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
Phoenix, Arizona
March 16, 2005

SCHEDULE II
GIANT INDUSTRIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Three Years Ended December 31, 2004
Trade Receivables

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deduction(a)	Period

	(In thousands)
Year ended December 31, 2004:
Allowance for doubtful accounts	$390	$167	$(228)	$329

Year ended December 31, 2003:
Allowance for doubtful accounts	$650	$0	$(260)	$390

Year ended December 31, 2002:
Allowance for doubtful accounts	$540	$517	$(407)	$650

(a)	Deductions are primarily trade accounts determined to be uncollectible.
Related Party Note and Interest Receivable:

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deduction(b)	Period

Year ended December 31, 2004:
Allowance for doubtful accounts	$0	$0	$0	$0

Year ended December 31, 2003:
Allowance for doubtful accounts	$5,409	$0	$(5,409)	$0

Year ended December 31, 2002:
Allowance for doubtful accounts	$5,409	$0	$0	$5,409

(b)	The related party note and interest receivable were determined to be uncollectible in 2003.

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
      Form S-3 — Refers to the Form S-3 Registration Statement under the Securities Act of 1933 as filed September 22, 1993, File No. 33-69252.

Exhibit No.	Description

2.1	Asset Purchase Agreement dated February 8, 2002, by and among, BP Corporation North America Inc., BP Products North America Inc., and Giant Industries, Inc. Incorporated by reference to Exhibit 2.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-10398.
3.1	Restated Certificate of Incorporation of Giant Industries, Inc., a Delaware corporation. Incorporated by reference to Exhibit 3.1 to Amendment No. 3.
3.2	Bylaws of Giant Industries, Inc., a Delaware corporation, as amended September 9, 1999. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.
3.3	Articles of Incorporation of Giant Industries Arizona, Inc., an Arizona corporation (“Giant Arizona”) formerly Giant Acquisition Corp. Incorporated by reference to Exhibit 2.1, Annex V to Form S-1.
3.4	Bylaws of Giant Arizona. Incorporated by reference to Exhibit 2.1, Annex VI to Form S-1.
3.5	Articles of Incorporation of Ciniza Production Company. Incorporated by reference to Exhibit 3.7 to Form S-3.
3.6	Bylaws of Ciniza Production Company. Incorporated by reference to Exhibit 3.8 to Form S-3.
3.7	Articles of Incorporation of Giant Stop-N-Go of New Mexico, Inc. Incorporated by reference to Exhibit 3.9 to Form S-3.
3.8	Bylaws of Giant Stop-N-Go of New Mexico, Inc. Incorporated by reference to Exhibit 3.10 to Form S-3.
3.9	Articles of Incorporation of Giant Four Corners, Inc. Incorporated by reference to Exhibit 3.11 to Form S-3.
3.10	Bylaws of Giant Four Corners, Inc. Incorporated by reference to Exhibit 3.12 to Form S-3.
3.11	Articles of Incorporation of Giant Mid-Continent, Inc. Incorporated by reference to Exhibit 3.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-10398.
3.12	Bylaws of Giant Mid-Continent, Inc. Incorporated by reference to Exhibit 3.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-10398.
3.13	Articles of Incorporation of San Juan Refining Company. Incorporated by reference to Exhibit 3.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-10398.
3.14	Bylaws of San Juan Refining Company. Incorporated by reference to Exhibit 3.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-10398.

Exhibit No.	Description

3.15	Amended and Restated Articles of Incorporation of Phoenix Fuel Co., Inc. Incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.
3.16	Amended Bylaws of Phoenix Fuel Co., Inc. Incorporated by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.
3.17	Articles of Incorporation of Giant Pipeline Company. Incorporated by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.
3.18	Bylaws of Giant Pipeline Company. Incorporated by reference to Exhibit 3.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.
3.19	Certificate of Incorporation of Giant Yorktown, Inc. Incorporated by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-10398.
3.20	Bylaws of Giant Yorktown, Inc. Incorporated by reference to Exhibit 3.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-10398.
3.21	Certificate of Incorporation of Giant Yorktown Holding Company. Incorporated by reference to Exhibit 3.23 to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.
3.22	Bylaws of Giant Yorktown Holding Company. Incorporated by reference to Exhibit 3.24 to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.
4.1	Indenture, dated as of May 14, 2002, among the Company, as Issuer, the Subsidiary Guarantors, as guarantors, and The Bank of New York, as Trustee, relating to $200,000,000 of 11% Senior Subordinated Notes 2012. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.
4.2	Indenture, dated as of May 3, 2004, among the Company, as Issuer, the Subsidiary Guarantors, as Guarantors, and The Bank of New York, as Trustee, providing for Issuance of Notes in Series. Incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, File No. 1-10398
4.3	Supplemental Indenture, dated as of May 3, 2004, among the Company, as Issuer, the Subsidiary Guarantors, as Guarantors, and The Bank of New York, as Trustee, relating to $150,000,000 of 8% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, File No. 1-10398.
4.4	Giant Industries, Inc. & Affiliated Companies 401(k) Basic Plan Document, effective October 9, 2003. Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.
4.5	Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement, effective June 24, 2003. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-K for the quarter ended June 30, 2003, File No 1-10398.
4.6	First Amendment to Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement, effective June 24, 2003. Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-K for the quarter ended June 30, 2003, File No 1-10398.
4.7	Second Amendment to Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement, effective July 1, 2003. Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-K for the quarter ended June 30, 2003, File No 1-10398.
4.8	Third Amendment to Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement, effective January 1, 2004. Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.

Exhibit No.		Description

4.9		Fourth Amendment to Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement, effective March 1, 2004. Incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.
10.1		Third Amended and Restated Credit Agreement, dated July 15, 2004, among Giant Industries, Inc., as Borrower, Bank of America, N.A., as Administrative Agent and as Issuing Bank, and the Lenders parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, File No. 1-10398.
10.2		Giant Industries, Inc. 1998 Stock Incentive Plan. Incorporated by reference to Appendix H to the Joint Proxy Statement/ Prospectus included in the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed May 4, 1998, File No. 333-51785.
10.3		Amendment No. 1 to 1998 Stock Incentive Plan, dated September 13, 2000. Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No 1-10398.
10.4		Amendment No. 2 to 1998 Stock Incentive Plan, dated March 27, 2002. Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No 1-10398.
10.5		ESOP Substitute Excess Deferred Compensation Benefit Plan. Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10398.
10	.6*	2005 Management Discretionary Bonus Plan.
10.7		Employment Agreement, dated as of December 12, 2003, between Fred L. Holliger and Giant Industries, Inc. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.
10.8		Employment Agreement, dated as of December 12, 2003, between Morgan Gust and Giant Industries, Inc. Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.
10.9		Employment Agreement, dated as of December 12, 2003, between Mark B. Cox and Giant Industries, Inc. Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.
10.10		Employment Agreement, dated as of December 12, 2003, between Kim H. Bullerdick and Giant Industries, Inc. Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.
10.11		Consulting Agreement dated January 1, 1990, between the Company and Kalen and Associates. Incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.
10	.12**	Crude Oil Purchase/Sale Agreement 2004-2008, effective as of February 9, 2004, between Giant Yorktown, Inc. and Statoil Marketing & Trading (US) Inc. Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.
14.1		Code of Ethics. Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.
18.1		Letter regarding change in accounting principles. Incorporated by reference to Exhibit 18.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of Deloitte & Touche LLP to incorporate report in previously filed Registration Statements.
31	.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.		Description

32	.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Portions have been omitted pursuant to a request for confidential treatment filed by the Registrant with the Commission. The omitted portions have been filed separately with the Commission.