Form 10-Q
period 2005-03-31
GIANT INDUSTRIES INC
filed 2005-05-06
CIK 856465

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2005

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

                              Yes [X]    No [ ]

Number of Common Shares outstanding at May 2, 2005: 13,390,347 shares.

                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                     INDEX


PART I  - FINANCIAL INFORMATION.......................................   1

Item 1  - Financial Statements........................................   1

          Condensed Consolidated Balance Sheets at March 31, 2005
          and December 31, 2004 (Unaudited)...........................   1

          Condensed Consolidated Statements of Earnings for the
          Three Months Ended March 31, 2005 and 2004 (Unaudited)......   2

          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2005 and 2004 (Unaudited)......   3

          Notes to Condensed Consolidated Financial Statements
          (Unaudited).................................................  4-34

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations............... 35-50

Item 3  - Quantitative and Qualitative Disclosures
          About Market Risk...........................................  51

Item 4  - Controls and Procedures.....................................  51

PART II - OTHER INFORMATION...........................................  52

Item 1  - Legal Proceedings...........................................  52

Item 4  - Submission of Matters to a Vote of Security Holders.........  52

Item 6  - Exhibits and Reports on Form 8-K............................  53

SIGNATURE.............................................................  55

                                           PART I
                                    FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                            GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)
                        (In thousands, except shares and per share data)
                                                          March 31, 2005   December 31, 2004
                                                          --------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents.............................      $  38,880        $  23,714
  Restricted cash.......................................         21,883                -
  Receivables, net......................................        136,982          101,692
  Inventories...........................................        118,778           93,500
  Prepaid expenses and other............................          7,086           11,265
  Deferred income taxes.................................          1,927            1,834
                                                              ---------        ---------
    Total current assets................................        325,536          232,005
                                                              ---------        ---------
Property, plant and equipment...........................        682,546          671,851
Less accumulated depreciation and amortization..........       (274,500)        (265,475)
                                                              ---------        ---------
                                                                408,046          406,376
                                                              ---------        ---------
Goodwill................................................         40,303           40,303
Assets held for sale....................................            127                -
Other assets............................................         23,496           23,722
                                                              ---------        ---------
                                                              $ 797,508        $ 702,406
                                                              =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.....................      $  18,828        $       -
  Accounts payable......................................        124,569           75,554
  Accrued expenses......................................         60,508           53,279
                                                              ---------        ---------
    Total current liabilities...........................        203,905          128,833
                                                              ---------        ---------
Long-term debt, net of current portion..................        274,055          292,759
Deferred income taxes...................................         46,549           41,039
Other liabilities and deferred income...................         24,117           23,336
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.01 per share,
    10,000,000 shares authorized, none issued
  Common stock, par value $.01 per share,
    50,000,000 shares authorized, 17,108,131 and
    16,085,631 shares issued............................            171              161
  Additional paid-in capital............................        157,789          135,407
  Retained earnings.....................................        127,376          117,325
                                                              ---------        ---------
                                                                285,336          252,893
  Less common stock in treasury - at cost,
    3,751,980 shares....................................        (36,454)         (36,454)
                                                              ---------        ---------
    Total stockholders' equity..........................        248,882          216,439
                                                              ---------        ---------
                                                              $ 797,508        $ 702,406
                                                              =========        =========

See accompanying notes to Condensed Consolidated Financial Statements.

                                             1

                           GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                         (Unaudited)
                            (In thousands, except per share data)

                                                                       Three Months
                                                                      Ended March 31,
                                                                   ---------------------
                                                                      2005        2004
                                                                   ---------   ---------
Net revenues..................................................     $ 711,726   $ 540,807
Cost of products sold (excluding depreciation
  and amortization)...........................................       625,790     460,767
                                                                   ---------   ---------
Gross margin..................................................        85,936      80,040
Operating expenses............................................        46,244      44,196
Depreciation and amortization.................................        10,970       9,098
Selling, general and administrative expenses..................         7,799       8,200
Net gain on the disposal/write-down of assets,
  including assets held for sale..............................           (13)         (4)
Gain from insurance settlement due to fire incident...........        (3,492)          -
                                                                   ---------   ---------
Operating income..............................................        24,428      18,550
Interest expense..............................................        (6,993)     (9,361)
Amortization of financing costs...............................          (504)       (958)
Interest and investment income................................           120          40
                                                                   ---------   ---------
Earnings from continuing operations before income taxes.......        17,051       8,271
Provision for income taxes....................................         6,993       3,670
                                                                   ---------   ---------
Earnings from continuing operations ..........................        10,058       4,601

Loss from discontinued operations, net of income tax benefit
  of $4 and $52...............................................            (7)        (84)
                                                                   ---------   ---------
Net earnings..................................................     $  10,051   $   4,517
                                                                   =========   =========
Net earnings (loss) per common share:
  Basic
    Continuing operations.....................................     $    0.81   $    0.52
    Discontinued operations...................................             -       (0.01)
                                                                   ---------   ---------
                                                                   $    0.81   $    0.51
                                                                   =========   =========
  Assuming dilution
    Continuing operations.....................................     $    0.80   $    0.51
    Discontinued operations...................................             -       (0.01)
                                                                   ---------   ---------
                                                                   $    0.80   $    0.50
                                                                   =========   =========

See accompanying notes to Condensed Consolidated Financial Statements.

                                             2

                             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                         (In thousands)
                                                                           Three Months
                                                                          Ended March 31,
                                                                      -----------------------
                                                                         2005          2004
                                                                      ---------     ---------
Cash flows from operating activities:
  Net earnings....................................................    $  10,051     $   4,517
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization from continuing operations........       10,970         9,098
  Depreciation and amortization from discontinued operations......            -            47
  Amortization of financing costs.................................          504           958
  Deferred income taxes...........................................        5,417         2,477
  Deferred crude oil purchase discounts...........................          306           750
  Net gain on the disposal of assets from continuing operations,
    including assets held for sale................................          (13)           (4)
  Net loss on the disposal of assets from discontinued operations,
    including assets held for sale................................            -            18
  Gain from insurance settlement of fire incident.................       (3,492)            -
  Changes in operating assets and liabilities:
    (Increase) in receivables.....................................      (35,291)       (7,962)
    (Increase) decrease in inventories............................      (25,278)       25,801
    Decrease in prepaid expenses..................................        4,194         1,251
    (Increase) in other assets....................................         (264)         (353)
    Increase in accounts payable..................................       47,866        11,999
    Increase in accrued expenses..................................        7,423         2,747
    Increase in other liabilities.................................          622           467
                                                                      ---------     ---------
Net cash provided by operating activities.........................       23,015        51,811
                                                                      ---------     ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment.......................      (12,826)       (3,213)
  Proceeds from assets held for sale and discontinued operations..            -           419
  Yorktown refinery acquisition contingent payment................            -        (4,049)
  Proceeds from insurance settlement of fire incident.............        3,492             -
  Proceeds from sale of property, plant and equipment and
    other assets..................................................          981           141
  Increase in restricted cash.....................................      (21,883)            -
                                                                      ---------     ---------
Net cash used in investing activities.............................      (30,236)       (6,702)
                                                                      ---------     ---------
Cash flows from financing activities:
  Payments of long-term debt......................................            -        (2,007)
  Proceeds from line of credit....................................       15,000             -
  Payments on line of credit......................................      (15,000)            -
  Net proceeds from issuance of common stock......................       22,328             -
  Proceeds from exercise of stock options.........................           64            98
  Deferred financing costs........................................           (5)         (182)
                                                                      ---------     ---------
Net cash provided by (used in) financing activities...............       22,387        (2,091)
                                                                      ---------     ---------
Net increase in cash and cash equivalents.........................       15,166        43,018
  Cash and cash equivalents:
    Beginning of period...........................................       23,714        27,263
                                                                      ---------     ---------
    End of period.................................................    $  38,880     $  70,281
                                                                      =========     =========

Significant Noncash Investing and Financing Activities. At March 31, 2005, approximately
$2,525,000 of purchases of property, plant and equipment had not been paid and accordingly, were accrued in accounts payable and accrued liabilities. On February 25, 2004, we contributed 49,046 newly issued shares of our common stock, valued at $900,000, to our
401(k) plan as a discretionary contribution for the year 2003.

See accompanying notes to Condensed Consolidated Financial Statements.

                                              3

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION, STOCK-BASED EMPLOYEE COMPENSATION AND CURRENT PRONOUNCEMENTS:

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

     See Note 10 for a further discussion of our business segments.

Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, hereafter referred to as generally accepted accounting principles, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included. These adjustments and reclassifications are of a normal recurring nature, with the exception of discontinued operations (see Note 4). Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     We have made certain reclassifications to our 2004 financial statements and notes to conform to the financial statement classifications used in the current year. These reclassifications relate primarily to discontinued operations reporting (see Note 4). These reclassifications had no effect on reported earnings or stockholders' equity.

Stock-Based Employee Compensation:

     We have a stock-based employee compensation plan that is more fully described in Note 10 to our Annual Report on Form 10-K for the year ended December 31, 2004. We account for this plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. We use the intrinsic value method to account for stock-based employee compensation. The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                     2005       2004
                                                   -------    -------
                                                      (In thousands,
                                                 except per share data)
Net earnings, as reported.......................   $10,051    $ 4,517
Deduct: Total stock-based employee
  compensation expense determined under
  the fair value based method for all
  awards, net of related tax effect.............       (17)       (59)
                                                   -------    -------
Pro forma net earnings..........................   $10,034    $ 4,458
                                                   =======    =======

Earnings per share:
  Basic - as reported...........................   $  0.81    $  0.51
                                                   =======    =======
  Basic - pro forma.............................   $  0.81    $  0.51
                                                   =======    =======
  Diluted - as reported.........................   $  0.80    $  0.50
                                                   =======    =======
  Diluted - pro forma...........................   $  0.80    $  0.49
                                                   =======    =======

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" that revised SFAS No. 123. This revision requires us to measure the cost of employee services received in exchange for stock options granted using the fair value method as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission directed that SFAS 123R would not be required to be implemented by public companies until the beginning of the first fiscal year beginning after June 15, 2005. We do not expect this statement to have a material impact on our financial statements.

Current Pronouncements

     The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB), under issue No. 29, Accounting for Purchases and Sales of Inventory with the Same Counterparty, is currently considering the issue as to whether some or all of such buy/sell arrangements should be accounted for at historical cost pursuant to the guidance in paragraph 21(a) of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Our buy/sell arrangements with a single counterparty are recorded at fair value and reported on a net basis.

     In November 2004, FASB issued SFAS 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4", which is effective for fiscal years beginning after June 15, 2005. This Statement requires that idle capacity expense, freight, handling costs, and wasted materials (spoilage), regardless of whether these costs are considered abnormal, be treated as current period charges. In addition, this Statement requires that allocation of fixed overhead to the costs of conversion be based on the normal capacity of the production facilities. We do not expect this Statement to have a material impact on our financial statements.

NOTE 2 - INVENTORIES:

     Our inventories consist of the following:

                                         March 31, 2005    December 31, 2004
                                         --------------    -----------------
                                                    (In thousands)
First-in, first-out ("FIFO") method:
  Crude oil............................     $ 45,843            $ 44,435
  Refined products.....................      105,792              68,863
  Refinery and shop supplies...........       12,825              12,330
  Merchandise..........................        2,969               3,092
Retail method:
  Merchandise..........................        9,130               9,419
                                            --------            --------
    Subtotal...........................      176,559             138,139
Adjustment for last-in,
  first-out ("LIFO") method............      (57,781)            (44,639)
                                            --------            --------
    Total..............................     $118,778            $ 93,500
                                            ========            ========

     The portion of inventories valued on a LIFO basis totaled $78,142,000 and $63,956,000 at March 31, 2005 and December 31, 2004, respectively. The information in the following paragraph will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at March 31, 2005 and 2004, net earnings and diluted earnings per share would have been higher as follows:

                                         March 31, 2005    March 31, 2004
                                         --------------    --------------
Net earnings...........................     $7,752,000       $7,493,000
Diluted earnings per share.............     $     0.62       $     0.82

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

     In the first quarter of 2004, we liquidated certain lower cost refining crude oil LIFO inventory layers, which resulted in an increase in our net earnings and related diluted earnings per share as follows:

Net earnings...........................    $538,000
Diluted earnings per share.............    $   0.06

     The LIFO layers that were liquidated were deemed to be a permanent liquidation due to the terms of our agreement with Statoil regarding the ownership of crude oil under the agreement. There were no LIFO layers liquidated in the first quarter of 2005.

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS:

     At March 31, 2005 and December 31, 2004, we had goodwill of
$40,303,000. The goodwill balance consists of the following:

                                     (In thousands)

         Refining Group................. $21,153
         Retail Group...................  $4,414
         Phoenix Fuel................... $14,736
                                         -------
         Total.......................... $40,303
                                         -------

     A summary of intangible assets that are included in "Other Assets" in the Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004 are presented below:

                                                   March 31, 2005                       December 31, 2004
                                       ------------------------------------   ------------------------------------
                                         Gross                        Net       Gross                        Net
                                       Carrying     Accumulated    Carrying   Carrying     Accumulated    Carrying
                                         Value      Amortization     Value      Value      Amortization     Value
                                       --------     ------------   --------   --------     ------------   --------
                                                                      (In thousands)
Amortized intangible assets:
  Rights-of-way.....................    $ 3,630       $ 2,748      $   882     $ 3,630       $ 2,708      $   922
  Contracts.........................      1,376         1,139          237       1,367         1,109          258
  Licenses and permits..............      1,214           413          801       1,096           379          717
                                        -------       -------      -------     -------       -------      -------
                                          6,220         4,300        1,920       6,093         4,196        1,897
                                        -------       -------      -------     -------       -------      -------
Unamortized intangible assets:
  Liquor licenses...................      7,315             -        7,315       7,315             -        7,315
                                        -------       -------      -------     -------       -------      -------
Total intangible assets.............    $13,535       $ 4,300      $ 9,235     $13,408       $ 4,196      $ 9,212
                                        =======       =======      =======     =======       =======      =======

     Intangible asset amortization expense for each of the three months ended March 31, 2005 and 2004 was $109,000. Estimated amortization expense for the rest of this fiscal year and the next five fiscal years is as follows:
                                            (In thousands)

          2005 Remainder....................     $325
          2006..............................      435
          2007..............................      286
          2008..............................      245
          2009..............................      243
          2010..............................       94

NOTE 4 - ASSETS HELD FOR SALE, DISCONTINUED OPERATIONS, AND ASSET DISPOSALS:

     The following table contains information regarding our discontinued operations, all of which are included in our retail group.

                                                     Three Months Ended
                                                         March 31,
                                                     ------------------
                                                       2005      2004
                                                     --------  --------
                                                       (In thousands)
Net revenues.....................................     $    -    $  789
                                                      ------    ------
Net operating loss...............................     $  (11)   $ (118)
Loss on disposal.................................     $    -    $  (18)
                                                      ------    ------
Loss before income taxes.........................     $  (11)   $ (136)
                                                      ------    -------
Net loss.........................................     $   (7)   $  (84)

     Included in "Assets Held for Sale" in the accompanying Consolidated Balance Sheets are the following categories of assets.

                                             March 31,   December 31,
                                               2005          2004
                                             ---------   ------------
                                                   (In thousands)
Closed retail units......................     $    127     $     -
                                              --------     -------
                                              $    127     $     -
                                              ========     =======

     During the first quarter of 2005, we transferred a closed store from property, plant and equipment to assets held for sale. This store was sold in April, 2005.

NOTE 5 - ASSET RETIREMENT OBLIGATIONS:

     On January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an Asset Retirement Obligation ("ARO") be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated Asset Retirement Cost ("ARC") is capitalized as part of the carrying amount of the long-lived asset. Our legally restricted assets that are set aside for purposes of settling ARO liabilities are approximately $830,000 as of March 31, 2005. These assets are set aside to fund costs associated with the closure of certain solid waste management facilities.

     In March 2005, the FASB issued interpretation 47, "Accounting for Conditional Asset Retirement Obligations". This interpretation clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations. Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Clarity is also provided regarding when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are in the process of assessing the potential impact (if any) of this interpretation on our financial statements.

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

     3. Storage Tanks - we have a legal obligation under applicable law to remove certain underground and aboveground storage tanks, both on owned property and leased property, once they are taken out of service. Under some lease arrangements, we also have committed to restore the leased property to its original condition.

     The following table reconciles the beginning and ending aggregate carrying amount of our ARO's for the three months ended March 31, 2005 and the year ended December 31, 2004.

                                            March 31,     December 31,
                                              2005            2004
                                            ---------     ------------
                                                 (In thousands)
Liability beginning of year...........       $2,272          $2,223
Liabilities incurred..................            -              57
Liabilities settled...................          (31)           (259)
Accretion expense.....................           46             251
                                             ------          ------
Liability end of period...............       $2,287          $2,272
                                             ======          ======

     Our ARO's are recorded in "Other Liabilities and Deferred Income" on our Condensed Consolidated Balance Sheets.

NOTE 6 - LONG-TERM DEBT:

     Our long-term debt consisted of the following:

                                                       March 31, 2005   December 31, 2004
                                                       --------------   -----------------
                                                                  (In thousands)
11% senior subordinated notes, due 2012, net of
  unamortized discount of $3,554 and $3,635,
  interest payable semi-annually.....................      $145,275         $145,194
8% senior subordinated notes, due 2014, net of
  unamortized discount of $2,392 and $2,435,
  interest payable semi-annually.....................       147,608          147,565
                                                           --------         --------
  Subtotal...........................................       292,883          292,759
  Less current portion...............................       (18,828)               -
                                                           --------         --------
  Total                                                    $274,055         $292,759
                                                           ========         ========

     In March 2005, we issued 1,000,000 shares of our common stock and received approximately $22,328,000, net of expenses. Our use of $21,883,000 of this amount was restricted. On May 5, 2005, the restricted amount was used to redeem approximately $18,828,000 of the remaining portion of our outstanding 11% senior subordinated notes eligible to be redeemed pursuant to the provision of the indenture governing the notes that permits us to purchase up to 35% of the notes with the proceeds of an equity offering. The amount paid to redeem the notes included interest of $984,000 to the date of redemption (May 5, 2005) and a redemption premium of $2,071,000.

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

     In addition, subject to certain conditions, we are obligated to offer to repurchase a portion of the notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, we would be required to offer to repurchase all of the notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At March 31, 2005, retained earnings available for dividends under the most restrictive terms of the indentures were approximately $31,538,000.

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

     We also have a three-year senior secured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility is primarily a working capital and letter of credit facility. The availability of funds under this facility is the lesser of (i) $100,000,000, or (ii) the amount determined under a borrowing base calculation tied to the eligible accounts receivable and inventories. We have a one-time option to increase the size of the facility to up to $125,000,000.

     The interest rate applicable to the Credit Facility is based on various short-term indices. At March 31, 2005, this rate was approximately 5% per annum. We are required to pay a quarterly commitment fee of 0.50% per annum of the unused amount of the facility.

     At March 31, 2005, there were no direct borrowings outstanding under the Credit Facility. At March 31, 2005, there were, however, $13,566,000 of irrevocable letters of credit outstanding, primarily to crude oil suppliers, insurance companies, and regulatory agencies. At December 31, 2004, there were no direct borrowings and $12,068,000 of irrevocable letters of credit outstanding primarily to crude oil suppliers, insurance companies, and regulatory agencies.

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

     The Credit Facility contains negative covenants limiting, among other things, our ability to:

     -  incur additional indebtedness;
     -  create liens;
     -  dispose of assets;
     -  consolidate or merge;
     -  make loans and investments;
     -  enter into transactions with affiliates;
     -  use loan proceeds for certain purposes;
     -  guarantee obligations and incur contingent obligations;
     - enter into agreements restricting the ability of subsidiaries to pay dividends to us;
     -  make distributions or stock repurchases;
     - make significant changes in accounting practices or change our fiscal year; and
     -  prepay or modify subordinated indebtedness.

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

NOTE 7 - DERIVATIVE INSTRUMENTS:

     We are exposed to various market risks, including changes in certain commodity prices and interest rates. To manage these normal business exposures, from time to time, we may use commodity futures and options contracts to reduce price volatility, to fix margins in our refining and marketing operations and to protect against price declines associated with our crude oil and finished products inventories. There were no such transactions in the first quarter of 2005 and 2004, and there were no open crude oil futures contracts or other commodity derivative contracts at March 31, 2005.

NOTE 8 - PENSION AND POST-RETIREMENT BENEFITS:

     The components of the Net Periodic Benefit Cost are as follows:

                                                 Yorktown                     Yorktown
                                             Cash Balance Plan          Retiree Medical Plan
                                        ---------------------------  ---------------------------
                                        Three Months Ended March 31  Three Months Ended March 31
                                        ---------------------------  ---------------------------
                                            2005         2004            2005         2004
                                          ---------    ---------       ---------    ---------
Service cost...........................   $ 339,131    $ 345,005       $  54,924    $  51,893
Interest cost..........................     167,780      134,294          55,166       48,673
Expected return on plan assets.........     (69,345)     (28,624)              -            -
Amortization of prior service cost.....     (26,618)           -               -            -
Amortization of net (gain)/loss........      14,992            -           4,001        4,374
                                          ---------    ---------       ---------    ---------
Net Periodic Benefit Cost..............   $ 425,940    $ 450,675       $ 114,091    $ 104,940
                                          =========    =========       =========    =========

NOTE 9 - EARNINGS PER SHARE:

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                        Three Months
                                                       Ended March 31,
                                                    ---------------------
                                                      2005        2004
                                                    ---------   ---------
Numerator                                               (In thousands)
Earnings from continuing operations..............   $  10,058   $   4,601
Loss from discontinued operations................          (7)        (84)
                                                    ---------   ---------
Net earnings.....................................   $  10,051   $   4,517
                                                    =========   =========

                                                        Three Months
                                                       Ended March 31,
                                                    ---------------------
                                                      2005        2004
                                                    ---------   ---------
Denominator
Basic - weighted average shares outstanding......   12,381,540  8,822,787
Effect of dilutive stock options.................      197,661    269,947
                                                    ----------  ---------
Diluted - weighted average shares outstanding....   12,579,201  9,092,734
                                                    ==========  =========

                                                        Three Months
                                                       Ended March 31,
                                                    ---------------------
                                                      2005        2004
                                                    --------    ---------
Basic Earnings (Loss) Per Share
Earnings from continuing operations..............   $    0.81   $    0.52
Loss from discontinued operations................           -       (0.01)
                                                    ---------   ---------
Net earnings.....................................   $    0.81   $    0.51
                                                    =========   =========

                                    18

                                                        Three Months
                                                       Ended March 31,
                                                    ---------------------
                                                      2005        2004
                                                    ---------   ---------
Diluted Earnings (Loss) Per Share
Earnings from continuing operations..............   $    0.80   $    0.51
Loss from discontinued operations................           -       (0.01)
                                                    ---------   ---------
Net earnings.....................................   $    0.80   $    0.50
                                                    =========   =========

     In March 2005, we issued 1,000,000 shares of common stock. See Note 6 for further information. In April 2005, we contributed 34,196 newly issued shares of our common stock, valued at $900,000, to our 401(k) plan as a discretionary contribution for the year 2004.

NOTE 10 - BUSINESS SEGMENTS:

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

RETAIL GROUP

     Our retail group operates service stations, which include convenience stores or kiosks. Our service stations sell various grades of gasoline, diesel fuel, general merchandise, including tobacco and alcoholic and nonalcoholic beverages, and food products to the general public. Our refining group or Phoenix Fuel supplies the gasoline and diesel fuel our retail group sells. We purchase general merchandise and food products from various suppliers. At March 31, 2005, we operated 125 service stations with convenience stores or kiosks.

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

     Disclosures regarding our reportable segments with a reconciliation to consolidated totals for the three months ended March 31, 2005 and 2004, are presented below.

                                                          For the Three Months March 31, 2005
                                            ----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            ----------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $120,874
    Yorktown operations..................    296,704
                                            --------
      Total..............................   $417,578  $ 61,810  $166,741  $      -   $      -     $ 646,129
  Merchandise and lubricants.............          -    31,287     9,022         -          -        40,309
  Other..................................     20,773     3,829       588        98          -        25,288
                                            --------  --------  --------  --------   --------     ---------
      Total..............................    438,351    96,926   176,351        98          -       711,726
                                            --------  --------  --------  --------   --------     ---------
Intersegment net revenues:
  Finished products......................     50,315         -    15,313         -    (65,628)            -
  Other..................................      4,361         -         -         -     (4,361)            -
                                            --------  --------  --------  --------   --------     ---------
      Total..............................     54,676         -    15,313         -    (69,989)            -
                                            --------  --------  --------  --------   --------     ---------
Total net revenues.......................    493,027    96,926   191,664        98    (69,989)      711,726
Less net revenues of discontinued
  operations.............................          -         -         -         -          -             -
                                            --------  --------  --------  --------   --------     ---------
Net revenues of continuing operations....   $493,027  $ 96,926  $191,664  $     98   $(69,989)    $ 711,726
                                            ========  ========  ========  ========   ========     =========
Operating income (loss):
  Four Corners operations................   $  6,285
  Yorktown operations....................     17,650
                                            --------
      Total operating income (loss)
        before corporate allocation......   $ 23,935  $ (1,679) $  3,699  $ (5,043)  $  3,505     $  24,417
Corporate allocation.....................     (2,738)   (1,564)     (532)    4,834          -             -
                                            --------  --------  --------  --------   --------     ---------
Total operating income (loss) after
  corporate allocation...................     21,197    (3,243)    3,167      (209)     3,505        24,417
Discontinued operations loss.............          -        11         -         -          -            11
                                            --------  --------  --------  --------   --------     ---------
  Operating income (loss) from
    continuing operations................   $ 21,197  $ (3,232) $  3,167  $   (209)  $  3,505        24,428
                                            ========  ========  ========  ========   ========
Interest expense.........................                                                            (6,993)
Amortization and write-offs of
  financing costs........................                                                              (504)
Interest and investment income...........                                                               120
                                                                                                  ---------
Earnings from continuing operations
  before income taxes....................                                                         $  17,051
                                                                                                  =========
Depreciation and amortization:
  Four Corners operations................   $  4,070
  Yorktown operations....................      2,659
                                            --------
      Total..............................   $  6,729  $  3,547  $    516  $    178   $      -     $  10,970
  Less discontinued operations...........          -         -         -         -          -             -
                                            --------  --------  --------  --------   --------     ---------
  Continuing operations..................   $  6,729  $  3,547  $    516  $    178   $      -     $  10,970
                                            ========  ========  ========  ========   ========     =========
Total assets.............................   $517,431  $105,485  $ 96,343  $ 78,249   $      -     $ 797,508
Capital expenditures.....................   $ 11,004  $    780  $    458  $    584   $      -     $  12,826

                                                          For the Three Months March 31, 2004
                                            ----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            ----------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $ 86,029
    Yorktown operations..................    227,647
                                            --------
      Total..............................   $313,676  $ 47,829  $122,862  $      -   $      -     $ 484,367
  Merchandise and lubricants.............          -    30,844     7,336         -          -        38,180
  Other..................................     14,526     3,846       397       280          -        19,049
                                            --------  --------  --------  --------   --------     ---------
      Total..............................    328,202    82,519   130,595       280          -       541,596
                                            --------  --------  --------  --------   --------     ---------
Intersegment net revenues:
  Finished products......................     55,958         -    12,295         -    (68,253)            -
  Other..................................      4,036         -         -         -     (4,036)            -
                                            --------  --------  --------  --------   --------     ---------
      Total..............................     59,994         -    12,295         -    (72,289)            -
                                            --------  --------  --------  --------   --------     ---------
Total net revenues.......................    388,196    82,519   142,890       280    (72,289)      541,596
Less net revenues of discontinued
  operations.............................          -      (789)        -         -          -          (789)
                                            --------  --------  --------  --------   --------     ---------
Net revenues of continuing operations....   $388,196  $ 81,730  $142,890  $    280   $(72,289)    $ 540,807
                                            ========  ========  ========  ========   ========     =========
Operating income (loss):
  Four Corners operations................   $  6,161
  Yorktown operations....................     14,435
                                            --------
      Total operating income (loss)
        before corporate allocation......   $ 20,596  $    988  $  2,113  $ (5,269)  $    (14)    $  18,414
Corporate allocation.....................     (2,861)   (1,634)     (556)    5,051          -             -
                                            --------  --------  --------  --------   --------     ---------
Total operating income (loss) after
  corporate allocation...................     17,735      (646)    1,557      (218)       (14)       18,414
Discontinued operations loss.............          -       118         -         -         18           136
                                            --------  --------  --------  --------   --------     ---------
  Operating income (loss) from
    continuing operations................   $ 17,735  $   (528) $  1,557  $   (218)  $      4        18,550
                                            ========  ========  ========  ========   ========
Interest expense.........................                                                            (9,361)
Amortization and write-offs of
  financing costs........................                                                              (958)
Interest and investment income...........                                                                40
                                                                                                  ---------
Earnings from continuing operations
  before income taxes....................                                                         $   8,271
                                                                                                  =========
Depreciation and amortization:
  Four Corners operations................   $  3,979
  Yorktown operations....................      2,126
                                            --------
      Total..............................   $  6,105  $  2,403  $    415  $    222   $      -     $   9,145
  Less discontinued operations...........          -       (47)        -         -          -           (47)
                                            --------  --------  --------  --------   --------     ---------
  Continuing operations..................   $  6,105  $  2,356  $    415  $    222   $      -     $   9,098
                                            ========  ========  ========  ========   ========     =========
Total assets.............................   $441,787  $112,956  $ 72,404  $ 93,232   $      -     $ 720,379
Capital expenditures.....................   $  2,616  $    258  $    328  $     11   $      -     $   3,213
Yorktown refinery acquisition
  contingent payment.....................   $  4,049  $      -  $      -  $      -   $      -     $   4,049

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

     We have various legal actions, claims, assessments and other contingencies arising in the normal course of our business, including those matters described below, pending against us. Some of these matters involve or may involve significant claims for compensatory, punitive or other damages. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. We have recorded accruals for losses related to those matters that we consider to be probable and that can be reasonably estimated. We currently believe that any amounts exceeding our recorded accruals should not materially affect our financial condition or liquidity. It is possible, however, that the ultimate resolution of these matters could result in a material adverse effect on our results of operations.

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

ENVIRONMENTAL AND LITIGATION ACCRUALS

     As of March 31, 2005 and December 31, 2004, we had environmental liability accruals of approximately $5,944,000 and $6,156,000, respectively, which are summarized below, and litigation accruals in the aggregate of $512,000 at March 31, 2005 and $525,000 at December 31, 2004. Environmental accruals are recorded in the current and long-term sections of our Condensed Consolidated Balance Sheets.

                       SUMMARY OF ACCRUED ENVIRONMENTAL CONTINGENCIES
                                      (In thousands)

                                            December 31,   Increase                March 31,
                                               2004       (Decrease)   Payments      2005
                                            ------------  ----------   --------  -------------
Farmington Refinery.......................   $   570       $    -      $     -     $    570
Ciniza - Land Treatment Facility..........       186            -           (8)         178
Bloomfield Tank Farm (Old Terminal).......        53            -           (4)          49
Ciniza - Solid Waste Management Units.....       274            -          (10)         264
Bloomfield Refinery.......................       251            -            -          251
Ciniza Well Closures......................       109         (109)           -            -
Retail Service Stations - Various.........       138            -           (4)         134
East Outfall - Bloomfield.................         -            -            -            -
West Outfall - Bloomfield.................        44            -          (30)          14
Yorktown Refinery.........................     4,531            -          (47)       4,484
                                             -------       ------       ------      -------
   Totals.................................   $ 6,156       $ (109)      $ (103)     $ 5,944
                                             =======       ======       ======      =======

      Approximately $5,354,000 of this accrual is for the following projects discussed below:

     - the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of our inactive Farmington refinery;

     - environmental obligations assumed in connection with our acquisitions of the Yorktown refinery and the Bloomfield refinery; and

     - hydrocarbon contamination on and adjacent to the 5.5 acres that we own in Bloomfield, New Mexico.

     The remaining amount of the accrual relates to the following:

     - closure of certain solid waste management units at the Ciniza refinery, which is being conducted in accordance with the refinery's Resource Conservation and Recovery Act permit;

     - closure of the Ciniza refinery land treatment facility including post-closure expenses; and

     - amounts for smaller remediation projects.

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

YORKTOWN CONSENT DECREE

     Environmental obligations assumed by us include BP's responsibilities relating to the Yorktown refinery under a consent decree among various parties covering many locations (the "Consent Decree"). Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. We assumed BP's responsibilities as of January 18, 2001, the date the Consent Decree was lodged with the court. As applicable to the Yorktown refinery, the Consent Decree requires, among other things, reduction of nitrous oxides, sulfur dioxide, and particulate matter emissions and upgrades to the refinery's leak detection and repair program. We estimate that we will incur capital expenditures of between $20,000,000 and $27,000,000 to comply with the Consent Decree through 2006, and have expended approximately $2,000,000 of this amount through the first quarter of 2005. In addition, we estimate that we will incur operating expenses associated with the requirements of the Consent Decree of between $1,600,000 and $2,600,000 per year.

YORKTOWN 1991 ORDER

     In connection with the Yorktown acquisition, we also assumed BP's obligations under an administrative order issued in 1991 by EPA under the Resource Conservation and Recovery Act. The order requires an investigation of certain areas of the refinery and the development of measures to correct any releases of contaminants or hazardous substances found in these areas. A Resource Conservation and Recovery Act Facility Investigation was conducted and approved conditionally by EPA in 2002. Following the investigation, a Risk Assessment/Corrective Measures Study ("RA/CMS") was finalized in 2003, which summarized the remediation measures agreed upon by us, EPA, and the Virginia Department of Environmental Quality ("VDEQ"). The RA/CMS proposes investigation, sampling, monitoring, and cleanup measures, including the construction of an on-site corrective action management unit that would be used to consolidate hazardous solid materials associated with these measures. These proposed actions relate to soil, sludge, and remediation wastes relating to solid waste management units. Groundwater in the aquifers underlying the refinery, and surface water and sediment in a small pond and tidal salt marsh on the refinery property also are addressed in the RA/CMS.

     Based on the RA/CMS, EPA issued a proposed cleanup plan for public comment in December 2003 setting forth preferred corrective measures for remediating soil, groundwater, sediment, and surface water contamination at the refinery. Following the public comment period, EPA issued its final remedy decision and response to comments in April 2004. EPA currently is developing the administrative consent order pursuant to which we will implement our cleanup plan. Our most current estimate of expenses associated with the order is between $24,000,000 and $26,000,000, and we anticipate that these expenses will be incurred over a period of approximately 35 years after EPA approves our cleanup plan. We believe that approximately $9,600,000 of this amount will be incurred over an initial four-year period, and additional expenditures of approximately $7,700,000 will be incurred over the following four-year period. We may not be responsible, however, for all of these expenditures due to the environmental reimbursement provisions included in our purchase agreement with BP, as more fully discussed below. Additionally, the facility's underground sewer system will be cleaned, inspected and repaired as needed. A portion of this sewer work is scheduled to begin during the construction of the corrective action management unit and related remediation work. We anticipate that the balance of the sewer work will cost from $1,500,000 to $3,500,000 over a period of three to five years, beginning around the time the construction of the corrective action management unit and related remediation work is nearing completion in the 2010 to 2012 timeframe.

     We have been informed by EPA that as part of the order approving our cleanup plan, they may require financial assurance of our ability to perform the plan. Options available to us for providing financial assurance include depositing funds into a trust or posting a letter of credit or performance bond. We, however, are not certain that financial assurance will be required.

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

     BLM made a proposed cleanup plan for the landfill available to the public in 1996. In September 2004, EPA and BLM issued a Record of Decision, which presents the cleanup plan selected for the landfill. The selected remedy consists of placing a cap over a portion of the old landfill, together with a barrier to prevent contaminants from moving off the site, groundwater monitoring, and site usage limitations. We believe construction of the cap has been completed. The Record of Decision states that the total estimated cost of these actions is $2,200,000 in the near term, with the total future cost for remediation of the landfill not expected to exceed $3,500,000 over 30 years. If monitoring data indicated a long-term trend of significantly increasing pollution concentrations, then the selected remedy would be reevaluated, and appropriate corrective action would be taken, if needed.

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

     Accordingly, we have not recorded a liability in relation to BLM's selected plan because the amount of any potential liability is currently not determinable.

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

WESTERN OUTFALL - BLOOMFIELD REFINERY

     In August 2004, hydrocarbon discharges were discovered seeping into two small gullies, or draws, on the north side of the Bloomfield refinery site. We took immediate containment and other corrective actions, including removal of contaminated soils, construction of lined collection sumps, and further investigation and monitoring. In the third quarter of 2004, OCD indicated that it would be issuing a compliance order, including a possible penalty, in connection with these discharges, but we have not received any order to date. OCD also indicated that its preferred remedy is an underground barrier with a pollutant extraction and collection system. Construction of this barrier was completed in March 2005. Construction of the extraction and collection system began in April 2005 and should be completed in 2005. We currently estimate that the total cost of this remedy, including amounts previously expended, could be as much as $1,000,000, approximately $14,000 of which will be for non-capital items. We have spent approximately $550,000 to date.

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

     - upgrade leak detection and repair practices;

     - minimize the number and severity of flaring events; and

     - adopt strategies to ensure compliance with benzene waste requirements.

     We currently believe that we could satisfy the requirements of this national refinery initiative by making modifications to our Four Corners refineries that could cost up to approximately $20,000,000, and that it might be possible to spread the majority of these costs over a period of four to seven years following the date of any settlement. In addition, on-going annual operating costs associated with these modifications are currently estimated to be as much as approximately $2,000,000 per year. These costs could be subject to reduction in the event of the temporary, partial or permanent discontinuance of operations at one or both facilities. There is no assurance, however, that EPA will agree with our assessment of the national refinery initiative requirements. Accordingly, EPA might require us to incur additional national refinery initiative compliance costs as a part of any settlement. We are continuing joint settlement discussions with EPA and NMED.

JET FUEL CLAIM

     In February 2003, we filed a complaint against the United States in the United States Court of Federal Claims related to military jet fuel that we sold to the Defense Energy Support Center ("DESC") from 1983 through 1994. We asserted that the federal government underpaid for the jet fuel by about $17,000,000. We requested that we be made whole in connection with payments that were less than the fair market value of the fuel, that we be reimbursed for the value of transporting the fuel in some contracts, and that we be reimbursed for certain additional costs of complying with the government's special requirements. The U.S. has said that it may counterclaim and assert, based on its interpretation of the contracts, that we owe additional amounts of between $2,100,000 and $4,900,000. In the first quarter of 2004, the United States Court of Appeals for the Federal Circuit agreed to hear appeals in other jet fuel cases. The judge in our case has halted any further action pending a decision by the Court of Appeals. On April 26, 2005, the Court of Appeals ruled in favor of the government. The refiners involved in the appellate case are evaluating whether to pursue further appeals. As a result of this decision, we are continuing to evaluate our claims and monitor further developments in the appellate case. Based on the current status of our claim, we have not recorded a receivable for these claims or a liability for any potential counterclaim.

MTBE LITIGATION

     Lawsuits have been filed in numerous states alleging that MTBE, a blendstock used by many refiners in producing specially formulated gasoline, has contaminated water supplies. MTBE contamination primarily results from leaking underground or aboveground storage tanks. The suits allege MTBE contamination of water supplies owned and operated by the plaintiffs, who are generally water providers or governmental entities. The plaintiffs assert that numerous refiners, distributors, or sellers of MTBE and/or gasoline containing MTBE are responsible for the contamination. The plaintiffs also claim that the defendants are jointly and severally liable for compensatory and punitive damages, costs, and interest. Joint and several liability means that each defendant may be liable for all of the damages even though that party was responsible for only a small part of the damages. We are a defendant in approximately 30 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, and Pennsylvania. We intend to vigorously defend these lawsuits.

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

     In March 2005, we agreed to fully resolve our property insurance claim for $10,300,000, net of our $1,000,000 deductible. We received approximately $6,600,000 of this amount in 2004 and $3,492,000 in the first quarter of 2005. We received the remaining reimbursement in April, 2005. We also have worker's compensation insurance to cover the physical injuries sustained by personnel.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

     We refine and sell petroleum products and operate service stations and convenience stores. Our operations are divided into three strategic business units, the refining group, the retail group and Phoenix Fuel. The refining group operates two refineries in the Four Corners area of New Mexico and one refinery in Yorktown, Virginia. The refining group sells its products to wholesale distributors and retail chains. Our retail group operated 125 service stations at March 31, 2005. The retail group sells its petroleum products and merchandise to consumers in New Mexico, Arizona and southern Colorado. Phoenix Fuel distributes commercial wholesale petroleum products primarily in Arizona.

     Our strategy is to maintain and improve our financial performance. To this end, we are focused on several critical and challenging objectives. We will be addressing these objectives in the short-term as well as over the next three to five years. In our view, the most important of these objectives are:

     - increasing margins through management of inventories and taking advantage of sales and purchasing opportunities;
     - minimizing or reducing operating expenses and capital expenditures;
     - increasing the available crude oil supply for our Four Corners refineries;
     - cost effectively complying with current environmental regulations as they apply to our refineries, including future clean air standards;
     - improving our overall financial health and flexibility by, among other things, reducing our debt and overall cost of capital, including our interest and financing costs, and maximizing our return on capital employed; and
     - evaluating opportunities for internal growth and growth by acquisition.

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

     Our significant accounting policies, including revenue recognition, inventory valuation, and maintenance costs, are described in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. The following accounting policies are considered critical due to the uncertainties, judgments, assumptions and estimates involved:

     - accounting for contingencies, including environmental remediation and litigation liabilities;
     -  assessing the possible impairment of long-lived assets;
     -  accounting for asset retirement obligations;
     -  accounting for our pension and post-retirement benefit plans; and
     -  accounting for inventories.

     There have been no changes to these policies in 2005.

RESULTS OF OPERATIONS

     The following discussion of our Results of Operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Part I, Item 1 and in our Annual Report on Form 10-K for the year ended December 31, 2004 in Item 8 and Note 11 to our Consolidated Financial Statements in Part I, Item 1.

     Below is operating data for our operations:

                                                       Three Months
                                                      Ended March 31,
                                                  ----------------------
                                                    2005          2004
                                                  --------      --------
Refining Group Operating Data:
  Four Corners Operations:
    Crude Oil/NGL  Throughput (BPD)..........       28,810        28,280
    Refinery Sourced Sales Barrels (BPD).....       28,559        27,615
    Average Crude Oil Costs ($/Bbl)..........     $  47.46      $  32.61
    Refining Margins ($/Bbl).................     $   7.86      $   8.35
  Yorktown Operations:
    Crude Oil/NGL  Throughput (BPD)..........       65,740        61,200
    Refinery Sourced Sales Barrels (BPD).....       62,726        63,824
    Average Crude Oil Costs ($/Bbl)..........     $  44.96      $  32.68
    Refining Margins ($/Bbl).................     $   6.78      $   5.55
Retail Group Operating Data:
(Continuing operations only)
  Fuel Gallons Sold (000's)..................       39,469        37,232
  Fuel Margins ($/gal).......................     $   0.11      $   0.16
  Merchandise Sales ($ in 000's).............     $ 31,287      $ 30,653
  Merchandise Margins........................          27%           27%
  Operating Retail Outlets at Period End.....          125           125
Phoenix Fuel Operating Data:
  Fuel Gallons Sold (000's)..................      120,865       112,844
  Fuel Margins ($/gal).......................     $  0.062      $  0.053
  Lubricant Sales ($ in 000's)...............     $  8,412      $  6,875
  Lubricant Margins..........................          14%           13%

     We believe the comparability of our continuing results of operations for the three months ended March 31, 2005 with the three months ended March 31, 2004 was affected by, among others, the following factors:

     - stronger net refining margins for our Yorktown refinery in 2005, due to, among other things:

        -  increased sales in our Tier 1 market;
        - reduced imports of foreign gasoline, due to a reduction in gasoline sulfur limits;
        -  elimination of MTBE in Connecticut and New York;
        -  tight finished product supply in certain of our market areas;
           and

        - the processing of lower priced acidic crude oils at our Yorktown refinery, including crude oil purchased under our supply agreement with Statoil that began deliveries in late February 2004.

     - stronger finished product sales volumes and margins for our Phoenix Fuel operations, due to, among other things:

        -  increased finished product demand;
        -  an expanded customer base; and
        -  tight finished product supplies in our Phoenix market.

     -  lower fuel margins per gallon for our retail group.

     EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

     Our earnings from continuing operations before income taxes increased $8,780,000 for the three months ended March 31, 2005, compared to the same period in 2004. This increase was primarily due to the following factors:

     - an increase in operating income before corporate allocations from our Yorktown refinery of $3,215,000 due to higher margins realized;
     - an increase in Phoenix Fuel's operating income before corporate allocations of $1,586,000 due to increased fuel margins per gallon and fuel volume sold;
     - a $2,368,000 or 25% decrease in interest expense as a result of our debt reduction strategy;
     - a $3,492,000 gain from insurance proceeds as a result of the fire incident at Ciniza in 2004.

     This increase was partially offset by, among other things, the following:

     - a $2,667,000 decrease in our retail group's operating income before corporate allocations as a result of a 31% decline in our retail group's fuel margin.

     YORKTOWN REFINERY

     Our Yorktown refinery operated at an average throughput rate of approximately 65,700 barrels per day in the first quarter of 2005, compared to 61,200 barrels per day in the first quarter of 2004. Refining margins for the first quarter of 2005 were $6.78 per barrel and were $5.55 for the first quarter of 2004.

     Revenues for our Yorktown refinery increased in the first quarter of 2005 primarily due to higher finished product prices as a result of favorable market conditions.

     Cost of products sold for our Yorktown refinery increased in the first quarter of 2005 primarily due to higher crude oil prices, as a result of global economic conditions.

     In addition to the factors previously discussed, Yorktown's refining margin improved in the first quarter of 2005 due, in part, to a little more than a $2.00 per barrel improvement, as compared to the first quarter of 2004, in our delivered cost relative to West-Texas Intermediate crude oil.

     Operating expenses for our Yorktown refinery increased in the first quarter of 2005 due in part to the following:

     -  higher purchased fuel costs to meet our processing needs; and
     - higher chemical and catalyst costs, primarily due to additional costs required to meet more stringent sulfur reduction requirements.

     Depreciation and amortization expense for our Yorktown refinery increased in the first quarter of 2005 due in part to the amortization of certain refinery turnaround costs incurred in 2004.

     FOUR CORNERS REFINERIES

     Our Four Corners refineries operated at an average throughput rate of approximately 28,800 barrels per day in the first quarter of 2005 and 28,300 barrels per day in the first quarter of 2004. Refining margins for the first quarter of 2005 were $7.86 per barrel and were $8.35 for the first quarter of 2004.

     Revenues for our Four Corners refineries increased in the first quarter of 2005 primarily due to an increase in finished product prices as a result of favorable market conditions and a slight increase in volumes sold.

     Cost of products sold for our Four Corners refineries increased in the first quarter of 2005 primarily due to higher average crude oil costs as a result of global market conditions and a slight increase in volumes sold.

     Our Four Corners refining margins decreased in the first quarter of 2005 due to higher average crude oil prices.

     Operating expenses for our Four Corners refineries decreased slightly in the first quarter of 2005, primarily due to lower maintenance costs.

     Depreciation and amortization expense for our Four Corners refineries increased slightly in the first quarter of 2005.

     RETAIL GROUP

     Average fuel margins for our retail group were $0.11 per gallon for the first quarter of 2005 and were $0.16 per gallon for the first quarter of 2004. Fuel volumes sold for the first quarter of 2005 increased approximately 6%. The average merchandise margin for our retail group was 27% in the first quarter of 2005 and 2004.

     Revenues for our retail group increased in the first quarter of 2005 primarily due to an increase in finished product selling prices and finished product volumes sold.

     Cost of products sold for our retail group increased in the first quarter of 2005 primarily due to an increase in finished product purchase prices and finished product volumes sold.

     Our retail fuel margin per gallon decreased in the first quarter of 2005 due to higher finished product purchase prices that could not be passed on to our customers.

     Operating expenses for our retail group increased slightly in the first quarter of 2005 primarily due to higher bank credit card fees as a result of higher retail prices, partially offset by lower payroll and related costs.

     Depreciation expense for our retail group increased in the first quarter of 2005 primarily due to additional amortization for our leasehold improvements.

     PHOENIX FUEL

     Gasoline and diesel fuel volumes sold by Phoenix Fuel increased by 7% in the first quarter of 2005. Average gasoline and diesel fuel margins for Phoenix Fuel were $0.062 per gallon for the first quarter of 2005 and were $0.053 per gallon for the first quarter of 2004.

     Revenues for Phoenix Fuel increased in the first quarter of 2005 primarily due to favorable market conditions.

     Cost of products sold for Phoenix Fuel increased in the first quarter of 2005 due primarily to the increase in finished product volumes sold and an increase in finished product purchase prices.

     Phoenix Fuel's finished product margins increased during the first quarter of 2005 as a result of favorable market conditions.

     Operating expenses for Phoenix Fuel increased in the first quarter of 2005 due primarily to higher transportation costs related to higher sales volumes.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) FROM CONTINUING OPERATIONS

     For the three months ended March 31, 2005, SG&A expenses decreased slightly due to lower legal expenses incurred in 2005.

     INTEREST EXPENSE FROM CONTINUING OPERATIONS

     For the three months ended March 31, 2005, interest expense decreased approximately $2,368,000 or 25%. The decrease was primarily due to a reduction in our long-term debt, which was part of our debt reduction strategy implemented in 2002.

     INCOME TAXES FROM CONTINUING OPERATIONS

     The effective tax rate for the three months ended March 31, 2005 and three months ended March 31, 2004 was approximately 41.0% and approximately 44.4%, respectively. The decrease in the effective rate is due to tax contingencies recorded in the first quarter of 2004 and anticipated benefits for qualified production income allowed under the American Jobs Creation Act recorded in the first quarter of 2005.

DISCONTINUED OPERATIONS

     Discontinued operations include the operations of some of our retail service station/convenience stores. See Note 4 to our Condensed
Consolidated Financial Statements included in Part I, Item 1 for additional information relating to these operations.

OUTLOOK

     We believe that our current refining fundamentals are comparable to the same time last year. Phoenix Fuel continues to provide consistent cash flow and growth in the markets that it serves. So far, in the second quarter, retail fuel margins have strengthened and fuel volumes and merchandise sales continue to grow relative to the same time last year. Our businesses are, however, very volatile and there can be no assurance that currently existing conditions will continue for any of our business segments.

LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL STRUCTURE

     At March 31, 2005, we had long-term debt, net of current portion of $274,055,000. At December 31, 2004 we had long-term debt of $292,759,000.
There was no current portion of long-term debt outstanding at December 31, 2004.

     The amount at March 31, 2005 includes:

     -  $150,000,000 before discount of 8% Senior Subordinated Notes due
        2014; and
     -  $130,000,000 before discount of 11% Senior Subordinated Notes due
        2012.

     The amount at December 31, 2004 includes:

     -  $150,000,000 before discount of 8% Senior Subordinated Notes due
        2014; and
     -  $148,828,000 before discount of 11% Senior Subordinated Notes due
        2012.

     We also have a $100,000,000 revolving credit facility. The credit facility is primarily a working capital and letter of credit facility. At March 31, 2005, we had no direct borrowings outstanding under this facility and $13,566,000 of letters of credit outstanding. At December 31, 2004, we had no direct borrowings outstanding under this facility and $12,068,000 of letters of credit outstanding.

     At March 31, 2005, our long-term debt, net of current portion, was 52.4% of total capital. At December 31, 2004, it was 57.5%. Our net debt (long-term debt, net of current portion, less cash and cash equivalents) to total net capitalization (long-term debt, net of current portion, less cash and cash equivalents plus total shareholders' equity) percentage at March 31, 2005, was 48.6%. At December 31, 2004, this percentage was 55.4%.

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

     As discussed in Note 6 to our Condensed Consolidated Financial Statements included in Part I, Item 1, we completed a refinancing of a portion of our long-term debt. As part of the refinancing, we have sold 1,000,000 shares of our common stock. The proceeds from this transaction were used to reduce our long-term debt in the second quarter of 2005 through the redemption of a portion of our 11% senior subordinated notes.

     CASH FLOW FROM OPERATIONS

     Our operating cash flows decreased by $28,796,000 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This resulted primarily from a decrease in cash provided by working capital in the first quarter of 2005 as compared with the same period last year.

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

     Working capital at March 31, 2005 consisted of current assets of $325,536,000 and current liabilities of $203,905,000, or a current ratio of 1.60:1. At December 31, 2004, the current ratio was 1.80:1, with current assets of $232,005,000 and current liabilities of $128,833,000.

     CAPITAL EXPENDITURES AND RESOURCES

     We have budgeted to spend up to approximately $99,000,000 for capital expenditures in 2005, excluding any potential acquisitions. Net cash used in investing activities for purchases of property, plant and equipment totaled approximately $12,826,000 for the three months ended March 31, 2005 and $3,213,000 for the three months ended March 31, 2004. Expenditures for 2005 primarily were for operational and environmental projects for the refineries, Phoenix Fuel and retail operations.

     We received proceeds of approximately $981,000 from the sale of property, plant and equipment and other assets in the first quarter of 2005 and $141,000 in the first quarter of 2004. We also received proceeds of $419,000 in 2004 from the sale of one closed service station/convenience store.

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

     Our credit facility is floating-rate debt tied to various short-term indices. As a result, our annual interest costs associated with this debt may fluctuate. At March 31, 2005, there were no direct borrowings outstanding under this facility.

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

     As a result of the declining production of crude oil in the Four Corners area in recent years, we have not been able to cost-effectively obtain sufficient amounts of crude oil to operate our Four Corners refineries at full capacity. Crude oil utilization rates for our Four Corners refineries have declined from approximately 67% for 2003 to approximately 60% for the first three months of 2005. Our current projections of Four Corners crude oil production indicate that our crude oil demand will exceed the crude oil supply that is available from local sources for the foreseeable future and that our crude oil capacity utilization rates at our Four Corners refineries will continue to decline. If additional crude oil or other refinery feedstocks become available in the future, we may increase production runs at our Four Corners refineries depending on the demand for finished products and the refining margins attainable. To that end, we continue to assess short-term and long-term options to address the continuing decline in Four Corners crude oil production. The options being considered include:

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

     In October 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"), which includes energy related tax provisions that are available to small refiners, including us. Under the Act, small refiners are allowed to deduct for tax purposes up to 75% of capital expenditures incurred to comply with the highway diesel low sulfur regulations adopted by the Environmental Protection Agency. The deduction is taken in the year the capital expenditure is made. Small refiners also are allowed to claim a credit against income tax of five cents on each gallon of low sulfur diesel fuel they produce, up to a maximum of 25% of the capital costs incurred to comply with the regulations. We may be able to take advantage of this credit by as early as late 2005.

     The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, formerly the Paper, Allied - Industrial, Chemical and Energy Workers International Union, represents the hourly workforce at our Yorktown refinery. Our contract with the Union was scheduled to expire in 2006. In April 2005, this contract was extended until 2009. We do not anticipate that the terms of the new contract will have a material affect on our financial statements.

     FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements are included throughout this report. These forward-looking statements are not historical facts, but only predictions, and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "estimate," "could," "plan," "intend," "may," "project," "predict," "will" and terms and phrases of similar import.

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

     - the risk that our actual delivered costs at the Yorktown refinery relative to the price of West-Texas Intermediate crude oil will not remain at first quarter 2005 levels;

     - our ability to successfully manage the liabilities, including environmental liabilities, that we assumed in the Yorktown acquisition;

     - our ability to obtain anticipated levels of indemnification associated with prior acquisitions and sales of assets;

     - competitive pressures from existing competitors and new entrants, and other actions that may impact our markets;

     - volatility in the difference, or spread, between market prices for refined products and crude oil and other feedstocks;

     - the risk that our operations will not remain competitive and realize acceptable sales volumes and margins in those markets where they currently do so;

     - our ability to adequately control capital and operating expenses;

     - the risk that we will be unable to draw on our lines of credit, secure additional financing, access the public debt or equity markets or sell sufficient assets if we are unable to fund anticipated capital expenditures from cash flow generated by operations;

     - the risk of increased costs resulting from employee matters, including increased employee benefit costs;

     - the adoption of new state, federal or tribal legislation or regulations; changes to existing legislation or regulations or their interpretation by regulators or the courts; regulatory or judicial findings, including penalties; as well as other future governmental actions that may affect our operations, including the impact of any further changes to government-mandated specifications for gasoline, diesel fuel and other petroleum products;

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

     - the risk that costs associated with environmental projects will be higher than currently estimated (including costs associated with the resolution of outstanding environmental matters and costs associated with reducing the sulfur content of motor fuel) or that we will be unable to complete such projects (including motor fuel sulfur reduction projects) by applicable regulatory compliance deadlines;

     - the risk that we will be added as a defendant in additional MTBE lawsuits, and that we will incur substantial liabilities and substantial defense costs in connection with these suits;

     - the risk that tax authorities will challenge the positions we have taken in preparing our tax returns;

     - the risk that changes in manufacturer promotional programs may adversely impact our retail operations; and

     - other risks described elsewhere in this report or described from time to time in our other filings with the Securities and Exchange Commission.

     All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the previous statements. Forward-looking statements we make represent our judgment on the dates such statements are made. We assume no obligation to update any information contained in this report or to publicly release the results of any revisions to any forward-looking statements to reflect events or circumstances that occur, or that we become aware of, after the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by this item is incorporated herein by reference to the section entitled "Risk Management" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

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

                                PART II

                           OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are a party to ordinary routine litigation incidental to our business. We also incorporate by reference the information regarding contingencies in Note 11 to the Condensed Consolidated Financial Statements set forth in Part I, Item 1, and the discussion of certain contingencies contained in Part I, Item 2, under the heading "Liquidity and Capital Resources - Environmental, Health and Safety."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our annual meeting of stockholders was held on April 27, 2005. Proxies for the meeting were solicited under Regulation 14A. There were no matters submitted to a vote of security holders other than the election of three directors and the ratification of our independent registered public accounting firm as specified in our Proxy Statement. There was no solicitation in opposition to management's nominees to the Board of Directors.

     Anthony J. Bernitsky was elected as a director of the Company. The vote was as follows:

Shares Voted "For"   Shares Voted "Withholding"
------------------   --------------------------
    10,186,290                359,327

     George M. Rapport was elected as a director of the Company. The vote was as follows:

Shares Voted "For"   Shares Voted "Withholding"
------------------   --------------------------
    10,187,015                358,602

     Donald M. Wilkinson was elected as a director of the Company. The vote was as follows:

Shares Voted "For"   Shares Voted "Withholding"
------------------   --------------------------
     10,219,730               325,887

     Deloitte & Touche LLP was ratified as our independent registered public accounting firm for the Company for the year ending December 31, 2005. The vote was as follows:

Shares Voted "For"     Shares Voted "Against"   Shares Voted "Abstaining"
------------------     ----------------------   -------------------------
    10,350,427                193,865                     1,325

     In addition to the three directors elected above, other members of our Board of Directors include Fred L. Holliger, Chairman, Larry L. DeRoin, Brooks J. Klimley and Richard T. Kalen.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      4.1* Addendum to Giant Industries, Inc. & Affiliated Companies 401(k) Basic Plan Document, effective March 28, 2005.

      4.2* Fifth Amendment to the Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement.

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

(b)  Reports on Form 8-K: We filed the following reports on Form
     8-K during the quarter for which this report is being filed and subsequently:

     (i) On February 3, 2005, we filed a Form 8-K dated February 3, 2005, containing a press release providing earnings guidance for the quarter and year ended December 31, 2004.

     (ii) On March 15, 2005, we filed a Form 8-K dated March 15, 2005, containing a press release detailing our earnings for the quarter and year ended December 31, 2004.

     (iii) On March 22, 2005, we filed a Form 8-K dated March 22, 2005, containing a press release announcing a public offering of our common stock.

     (vi) On May 5, 2005, we filed a Form 8-K dated May 5, 2005, containing a press release detailing our earnings for the quarter ended March 31, 2005.

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 2005 to be signed on its behalf by the undersigned thereunto duly authorized.

                         GIANT INDUSTRIES, INC.


                         /s/ MARK B. COX
                         -------------------------------------------------
                         Mark B. Cox, Executive Vice President, Treasurer, Chief Financial Officer and Assistant Secretary, on behalf of the Registrant and as the
                         Registrant's Principal Financial Officer

Date: May 6, 2005

54