Form 10-Q
period 2005-06-30
GIANT INDUSTRIES INC
filed 2005-08-05
CIK 856465

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2005

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

                              Yes [X]    No [ ]

Number of Common Shares outstanding at July 29, 2005: 13,424,847 shares.

                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                     INDEX


PART I  - FINANCIAL INFORMATION.......................................   1

Item 1  - Financial Statements........................................   1

          Condensed Consolidated Balance Sheets at June 30, 2005
          and December 31, 2004 (Unaudited)...........................   1

          Condensed Consolidated Statements of Earnings for the Three
          and Six Months Ended June 30, 2005 and 2004 (Unaudited).....   2

          Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 2005 and 2004 (Unaudited).............  3-4

          Notes to Condensed Consolidated Financial Statements
          (Unaudited).................................................  5-36

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations............... 37-54

Item 3  - Quantitative and Qualitative Disclosures
          About Market Risk...........................................  55

Item 4  - Controls and Procedures.....................................  55

PART II - OTHER INFORMATION...........................................  56

Item 1  - Legal Proceedings...........................................  56

Item 4  - Submission of Matters to a Vote of Security Holders.........  56

Item 6  - Exhibits and Reports on Form 8-K............................  57

SIGNATURE.............................................................  59

                                           PART I
                                    FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                            GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)
                        (In thousands, except shares and per share data)
                                                           June 30, 2005   December 31, 2004
                                                           -------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents.............................      $  59,920        $  23,714
  Receivables, net......................................        133,492          101,692
  Inventories...........................................        125,167           93,500
  Prepaid expenses and other............................          4,652           11,265
  Deferred income taxes.................................          1,731            1,834
                                                              ---------        ---------
    Total current assets................................        324,962          232,005
                                                              ---------        ---------
Property, plant and equipment...........................        697,616          671,851
Less accumulated depreciation and amortization..........       (283,645)        (265,475)
                                                              ---------        ---------
                                                                413,971          406,376
                                                              ---------        ---------
Goodwill................................................         40,303           40,303
Assets held for sale....................................             33                -
Other assets............................................         23,538           23,722
                                                              ---------        ---------
                                                              $ 802,807        $ 702,406
                                                              =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................      $ 120,557        $  75,554
  Accrued expenses......................................         56,352           53,279
                                                              ---------        ---------
    Total current liabilities...........................        176,909          128,833
                                                              ---------        ---------
Long-term debt..........................................        274,622          292,759
Deferred income taxes...................................         55,624           41,039
Other liabilities and deferred income...................         24,752           23,336
Commitments and contingencies (Note 10)
Stockholders' equity:
  Preferred stock, par value $.01 per share,
    10,000,000 shares authorized, none issued
  Common stock, par value $.01 per share,
    50,000,000 shares authorized, 17,176,827 and
    16,085,631 shares issued............................            172              161
  Additional paid-in capital............................        159,246          135,407
  Retained earnings.....................................        147,936          117,325
                                                              ---------        ---------
                                                                307,354          252,893
  Less common stock in treasury - at cost,
    3,751,980 shares....................................        (36,454)         (36,454)
                                                              ---------        ---------
    Total stockholders' equity..........................        270,900          216,439
                                                              ---------        ---------
                                                              $ 802,807        $ 702,406
                                                              =========        =========

See accompanying notes to Condensed Consolidated Financial Statements.

                                             1

                             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                           (Unaudited)
                              (In thousands, except per share data)

                                                         Three Months Ended      Six Months Ended
                                                              June 30,               June 30,
                                                       ---------------------   ----------------------
                                                          2005        2004        2005        2004
                                                       ---------   ---------   ---------   ----------
Net revenues.........................................  $ 863,357   $ 654,035   $1,575,084  $1,194,843
Cost of products sold (excluding depreciation
  and amortization)..................................    748,883     557,326    1,374,673   1,018,093
                                                       ---------   ---------   ----------  ----------
Gross margin.........................................    114,474      96,709      200,411     176,750
Operating expenses...................................     48,744      43,540       94,988      87,736
Depreciation and amortization........................      9,492       9,220       20,463      18,318
Selling, general and administrative expenses.........     11,843      10,052       19,641      18,252
Net (gain)/loss on the disposal/write-down of
  assets, including assets held for sale.............       (207)        566         (219)        562
Gain from insurance settlement due to fire incident..       (196)          -       (3,688)          -
                                                       ---------   ---------   ----------  ----------
Operating income.....................................     44,798      33,331       69,226      51,882
Interest expense.....................................     (6,382)     (8,688)     (13,376)    (18,049)
Costs associated with early debt extinguishment......     (2,099)    (10,875)      (2,099)    (10,875)
Amortization of financing costs......................     (1,496)     (5,857)      (2,000)     (6,815)
Interest and investment income.......................        368          42          489          81
                                                       ---------   ---------   ----------  ----------
Earnings from continuing operations before
  income taxes.......................................     35,189       7,953       52,240      16,224
Provision for income taxes...........................     14,651       2,938       21,644       6,607
                                                       ---------   ---------   ----------  ----------
Earnings from continuing operations .................     20,538       5,015       30,596       9,617

Earnings/(loss) from discontinued operations,
  net of income tax (provision)/benefit of
  ($13), $17, ($9) and $69...........................         22        (27)           15       (111)
                                                       ---------   ---------   ----------  ----------
Net earnings.........................................  $  20,560   $   4,988   $   30,611  $    9,506
                                                       =========   =========   ==========  ==========
Net earnings (loss) per common share:
  Basic
    Continuing operations............................  $    1.53   $    0.45   $     2.37  $     0.97
    Discontinued operations..........................          -           -            -       (0.01)
                                                       ---------   ---------   ----------  ----------
                                                       $    1.53   $    0.45   $     2.37  $     0.96
                                                       =========   =========   ==========  ==========
  Assuming dilution
    Continuing operations............................  $    1.51   $    0.44   $     2.34  $     0.94
    Discontinued operations..........................          -           -            -       (0.01)
                                                       ---------   ---------   ----------  ----------
                                                       $    1.51   $    0.44   $     2.34  $     0.93
                                                       =========   =========   ==========  ==========

See accompanying notes to Condensed Consolidated Financial Statements.

                                             2

                             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                         (In thousands)
                                                                            Six Months
                                                                          Ended June 30,
                                                                      -----------------------
                                                                         2005          2004
                                                                      ---------     ---------
Cash flows from operating activities:
  Net earnings....................................................    $  30,611     $   9,506
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization from continuing operations........       20,463        18,318
  Depreciation and amortization from discontinued operations......            -            81
  Amortization of financing costs.................................        2,000         6,815
  Deferred income taxes...........................................       14,688         3,981
  Deferred crude oil purchase discounts...........................          615         1,936
  Net (gain)/loss on the disposal of assets from continuing
    operations, including assets held for sale....................         (219)          562
  Net (gain)/loss on the disposal of assets from discontinued
    operations, including assets held for sale....................          (22)            1
  Gain from insurance settlement of fire incident.................       (3,688)            -
  Income tax benefit from exercise of stock options...............          328             -
  Changes in operating assets and liabilities:
    (Increase) in receivables.....................................      (31,800)      (27,857)
    (Increase) decrease in inventories............................      (31,666)       15,797
    Decrease in prepaid expenses..................................        6,639         3,168
    (Increase) in other assets....................................         (303)         (586)
    Increase (decrease)in accounts payable........................       44,900        (5,062)
    Increase (decrease) in accrued expenses.......................        1,008        (5,232)
    Increase in other liabilities.................................        1,090         2,681
                                                                      ---------     ---------
Net cash provided by operating activities.........................       54,644        24,109
                                                                      ---------     ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment.......................      (27,697)      (19,057)
  Proceeds from assets held for sale..............................        1,866         6,553
  Yorktown refinery acquisition contingent payment................            -       (11,695)
  Proceeds from insurance settlement of fire incident.............        3,688             -
  Proceeds from sale of property, plant and equipment and
    other assets..................................................        1,124           184
  Funding of restricted cash escrow funds.........................      (21,883)         (235)
  Release of restricted cash escrow funds.........................       21,883             -
                                                                      ---------     ---------
Net cash used in investing activities.............................      (21,019)      (24,250)
                                                                      ---------     ---------
Cash flows from financing activities:
  Payments of long-term debt......................................      (18,828)     (205,631)
  Proceeds from issuance of long-term debt........................            -       147,467
  Long-term debt issuance costs...................................            -        (3,000)
  Proceeds from line of credit....................................       36,000             -
  Payments on line of credit......................................      (36,000)            -
  Net proceeds from issuance of common stock......................       22,349        57,374
  Proceeds from exercise of stock options.........................          202           303
  Deferred financing costs........................................       (1,142)       (2,259)
                                                                      ---------     ---------
Net cash provided by (used in) financing activities...............        2,581        (5,746)
                                                                      ---------     ---------
Net increase in cash and cash equivalents.........................       36,206        (5,887)
  Cash and cash equivalents:
    Beginning of period...........................................       23,714        27,263
                                                                      ---------     ---------
    End of period.................................................    $  59,920     $  21,376
                                                                      =========     =========

                                              3

Significant Noncash Investing and Financing Activities. In the first quarter of 2005, we transferred $118,000 of property, plant and equipment to other assets. In the second quarter of 2005, we contributed 34,196 newly issued shares of our common stock, valued at $972,000, to our 401(k) plan as a discretionary contribution for the year 2004. At June 30, 2005, approximately $4,710,000 of purchases of property, plant and equipment had not been paid and accordingly, were accrued in accounts payable and accrued liabilities. In the first quarter of 2004, we contributed 49,046 newly issued shares of our common stock, valued at $900,000, to our 401(k) plan as a discretionary contribution for the year 2003.

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

     We have three business segments:

     -  our refining group;
     -  our retail group; and
     -  Phoenix Fuel.

     See Note 9 for a further discussion of our business segments.

Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, hereafter referred to as generally accepted accounting principles, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included. These adjustments and reclassifications are of a normal recurring nature, with the exception of discontinued operations (see Note 4). Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     We have made certain reclassifications to our 2004 financial statements and notes to conform to the financial statement classifications used in the current year. These reclassifications relate primarily to discontinued operations reporting (see Note 4). These reclassifications had no effect on reported earnings or stockholders' equity.

Stock-Based Employee Compensation:

     We have a stock-based employee compensation plan that is more fully described in Note 10 to our Annual Report on Form 10-K for the year ended December 31, 2004. We account for this plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. We use the intrinsic value method to account for stock-based employee compensation. The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of Statements of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                        ------------------    ------------------
                                          2005       2004       2005       2004
                                        -------    -------    -------    -------
                                          (In thousands, except per share data)
Net earnings, as reported.............  $20,560    $ 4,988    $30,611    $ 9,506
Deduct: Total stock-based employee
  compensation expense determined
  under the fair value based method
  for all awards, net of related
  tax effect..........................       (7)       (40)       (24)       (99)
                                        -------    -------    -------    -------
Pro forma net earnings................  $20,553    $ 4,948    $30,587    $ 9,407
                                        =======    =======    =======    =======
Earnings per share:
  Basic - as reported.................  $  1.53    $  0.45    $  2.37    $  0.96
                                        =======    =======    =======    =======
  Basic - pro forma...................  $  1.53    $  0.45    $  2.37    $  0.95
                                        =======    =======    =======    =======
  Diluted - as reported...............  $  1.51    $  0.44    $  2.34    $  0.93
                                        =======    =======    =======    =======
  Diluted - pro forma.................  $  1.51    $  0.44    $  2.34    $  0.92
                                        =======    =======    =======    =======

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment" that revised SFAS No. 123. This revision requires us to measure the cost of employee services received in exchange for stock options granted using the fair value method as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission directed that SFAS 123R would not be required to be implemented by public companies until the beginning of the first fiscal year beginning after December 15, 2005. We do not expect this statement to have a material impact on our financial statements.

Current Pronouncements

     The Emerging Issues Task Force (EITF) of the FASB, under issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, is currently considering the issue as to whether some or all of such buy/sell arrangements should be accounted for at historical cost pursuant to the guidance in paragraph 21(a) of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Our buy/sell arrangements with a single counterparty are reported on a net basis.

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

     In June 2005, the EITF Task Force reached a consensus in Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements", that such improvements placed in service at the beginning of the lease term, should be amortized over the lesser of the useful life of the assets or the lease term, including renewals reasonably assured at the date the leasehold improvements are purchased. We do not expect this consensus to have a material impact on our financial statements.

     On July 14, 2005, FASB issued an exposure draft of a proposed interpretation, "Accounting for Uncertain Tax Positions-an Interpretation of FASB Statement 109". The proposed effective date is December 15, 2005. Under FASB's proposal, the initial recognition of uncertain tax benefits would be based on whether the underlying tax position is "probable" of being sustained under audit by the relevant taxing authority. The "probable" confidence threshold would be based on the definition of probable in FASB Statement No. 5, "Accounting for Contingencies". We will monitor the status of this exposure draft and evaluate the effects, if any, on our financial statements in the future.

NOTE 2 - INVENTORIES:

     Our inventories consist of the following:

                                         June 30, 2005    December 31, 2004
                                         -------------    -----------------
                                                    (In thousands)
First-in, first-out ("FIFO") method:
  Crude oil............................     $ 62,003           $ 44,435
  Refined products.....................      102,452             68,863
  Refinery and shop supplies...........       13,353             12,330
  Merchandise..........................        3,493              3,092
Retail method:
  Merchandise..........................        9,386              9,419
                                            --------           --------
    Subtotal...........................      190,687            138,139
Adjustment for last-in,
  first-out ("LIFO") method............      (65,520)           (44,639)
                                            --------           --------
    Total..............................     $125,167           $ 93,500
                                            ========           ========

     The portion of inventories valued on a LIFO basis totaled $86,505,784 and $63,956,000 at June 30, 2005 and December 31, 2004, respectively. The information in the following paragraph will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at June 30, 2005 and 2004, net earnings and diluted earnings per share would have been higher as follows:

                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                   ------------------    ------------------
                                     2005       2004       2005       2004
                                   -------    -------    -------    -------
                                     (In thousands, except per share data)
Net earnings...................    $4,533     $5,631     $12,186    $12,476
Diluted earnings per share.....    $ 0.33     $ 0.50     $  0.93    $  1.23

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

     The LIFO layers that were liquidated in the first quarter of 2004 were deemed to be a permanent liquidation. There were no LIFO layers liquidated in the first half of 2005.

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS:

     At June 30, 2005 and December 31, 2004, we had goodwill of
$40,303,000. The goodwill balance consists of the following:

                                         (In thousands)

             Refining Group................. $21,153
             Retail Group...................   4,414
             Phoenix Fuel...................  14,736
                                             -------
             Total.......................... $40,303
                                             =======

     A summary of intangible assets that are included in "Other Assets" in the Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004 is presented below:

                                                   June 30, 2005                       December 31, 2004
                                       ------------------------------------   ------------------------------------
                                         Gross                        Net       Gross                        Net
                                       Carrying     Accumulated    Carrying   Carrying     Accumulated    Carrying
                                         Value      Amortization     Value      Value      Amortization     Value
                                       --------     ------------   --------   --------     ------------   --------
                                                                      (In thousands)
Amortized intangible assets:
  Rights-of-way.....................    $ 3,667       $ 2,789      $   878     $ 3,630       $ 2,708      $   922
  Contracts.........................      1,376         1,168          208       1,367         1,109          258
  Licenses and permits..............      1,096           439          657       1,096           379          717
                                        -------       -------      -------     -------       -------      -------
                                          6,139         4,396        1,743       6,093         4,196        1,897
                                        -------       -------      -------     -------       -------      -------
Unamortized intangible assets:
  Liquor licenses...................      7,315             -        7,315       7,315             -        7,315
                                        -------       -------      -------     -------       -------      -------
Total intangible assets.............    $13,454       $ 4,396      $ 9,058     $13,408       $ 4,196      $ 9,212
                                        =======       =======      =======     =======       =======      =======

     Intangible asset amortization expense for the three and six months ended June 30, 2005 was approximately $100,000 and $200,000, respectively. Intangible asset amortization expense for the three and six months ended June 30, 2004 was $95,800 and $205,000, respectively. Estimated amortization expense for the rest of this fiscal year and the next five fiscal years is as follows:

          2005 Remainder....................     $204,000
          2006..............................      411,000
          2007..............................      263,000
          2008..............................      221,000
          2009..............................      206,000
          2010..............................       75,000

NOTE 4 - ASSETS HELD FOR SALE, DISCONTINUED OPERATIONS, AND ASSET DISPOSALS:

     The following table contains information regarding our discontinued operations, all of which are included in our retail group.

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         ------------------   ----------------
                                           2005     2004       2005      2004
                                          ------   ------     ------   -------
                                                      (In thousands)
Net revenues...........................   $    -   $  490     $    -   $ 1,278
                                          ------   ------     ------   -------
Net operating income/(loss)............   $   13   $  (61)    $    2   $  (179)
Gain on disposal.......................   $   22   $  389     $   22   $   371
Impairment and other write-downs.......   $    -   $ (372)    $    -   $  (372)
                                          ------   ------     ------   -------
Gain/(loss) before income taxes........   $   35   $  (44)    $   24   $  (180)
                                          ------   ------     ------   -------
Net earnings/(loss)....................   $   22   $  (27)    $   15   $  (111)

     Included in "Assets Held for Sale" in the accompanying Consolidated Balance Sheets are the following categories of assets.

                                              June 30,   December 31,
                                               2005          2004
                                             ---------   ------------
                                                   (In thousands)
Land.....................................     $     33     $     -
                                              --------     -------
                                              $     33     $     -
                                              ========     =======

     During the first half of 2005, we sold a piece of vacant land for approximately $1,717,000 and a closed store for approximately $149,000. We recorded a gain on sale of the vacant land of approximately $121,000 and a gain on sale of the closed store of approximately $22,000. We also transferred $33,000 to assets held for sale.

NOTE 5 - ASSET RETIREMENT OBLIGATIONS:

     On January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an Asset Retirement Obligation ("ARO") be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated Asset Retirement Cost ("ARC") is capitalized as part of the carrying amount of the long-lived asset. Our legally restricted assets that are set aside for purposes of settling ARO liabilities are approximately $334,000 as of June 30, 2005. These assets are set aside to fund costs associated with the closure of certain solid waste management facilities.

     In March 2005, the FASB issued interpretation 47, "Accounting for Conditional Asset Retirement Obligations". This interpretation clarifies the term conditional asset retirement obligation as used in SFAS No. 143. Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Clarity is also provided regarding when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We believe that this interpretation will not have a material impact on our financial statements.

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

     3. Storage Tanks - we have a legal obligation under applicable law to remove or close in place certain underground and aboveground storage tanks, both on owned property and leased property, once they are taken out of service. Under some lease arrangements, we also have committed to restore the leased property to its original condition.

     The following table reconciles the beginning and ending aggregate carrying amount of our ARO's for the six months ended June 30, 2005 and the year ended December 31, 2004.

                                             June 30,     December 31,
                                              2005            2004
                                            ---------     ------------
                                                 (In thousands)
Liability beginning of year...........       $2,272          $2,223
Liabilities incurred..................            -              57
Liabilities settled...................          (82)           (259)
Accretion expense.....................          166             251
                                             ------          ------
Liability end of period...............       $2,356          $2,272
                                             ======          ======

     Our ARO's are recorded in "Other Liabilities and Deferred Income" on our Condensed Consolidated Balance Sheets.

NOTE 6 - LONG-TERM DEBT:

     Our long-term debt consisted of the following:

                                                        June 30, 2005   December 31, 2004
                                                        -------------   -----------------
                                                                  (In thousands)
11% senior subordinated notes, due 2012, net of
  unamortized discount of $3,032 and $3,635,
  interest payable semi-annually.....................      $126,969         $145,194
8% senior subordinated notes, due 2014, net of
  unamortized discount of $2,347 and $2,435,
  interest payable semi-annually.....................       147,653          147,565
                                                           --------         --------
  Total                                                    $274,622         $292,759
                                                           ========         ========

     In March 2005, we issued 1,000,000 shares of our common stock and received approximately $22,349,000, net of expenses. On May 5, 2005, we used $21,905,000 of these proceeds to redeem approximately $18,828,000 of our outstanding 11% senior subordinated notes. The amount paid to redeem the notes included interest of $978,000 to the date of redemption (May 5, 2005) and redemption costs of $2,099,000.

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

     In addition, subject to certain conditions, we are obligated to offer to repurchase a portion of the notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, we would be required to offer to repurchase all of the notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At June 30, 2005, retained earnings available for dividends under the most restrictive terms of the indentures were approximately $41,818,000.

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

     On June 27, 2005, we amended and restated our revolving credit facility (the "Credit Facility"). The Credit Facility is a $175,000,000 revolving credit facility and is for, among other things, working capital, acquisitions, and other general corporate purposes.

     The interest rate applicable to the Credit Facility is based on various short-term indices. At June 30, 2005, this rate was approximately 5.12% per annum. We are required to pay a quarterly commitment fee of between .25% and .50% of the unused amount of the facility depending on our ratio of total debt to EBITDA (as defined in the Credit Facility).

     Under the new Credit Facility, our existing borrowing costs are reduced, certain of the covenants have been eased, and the term was extended to 2010. The availability of funds under this facility is the lesser of (i) $175,000,000, or (ii) the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories. We also have options to increase the size of the facility to up to $250,000,000.

     At June 30, 2005, there were no direct borrowings outstanding under the Credit Facility. At June 30, 2005, there were, however, $35,497,000 of irrevocable letters of credit outstanding, primarily to crude oil suppliers, insurance companies, and regulatory agencies. At December 31, 2004, there were no direct borrowings and $12,068,000 of irrevocable letters of credit outstanding primarily to crude oil suppliers, insurance companies, and regulatory agencies.

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

     The Credit Facility also requires us to meet certain financial covenants, including maintaining a minimum consolidated net worth, a minimum consolidated interest coverage ratio, and a maximum consolidated funded indebtedness to total capitalization percentage.

     Our failure to satisfy any of the covenants in the Credit Facility is an event of default under the Credit Facility. The Credit Facility also includes other customary events of default, including, among other things, a cross-default to our other material indebtedness and certain changes of control.

NOTE 7 - PENSION AND POST-RETIREMENT BENEFITS:

     The components of the Net Periodic Benefit Cost are as follows:

                                                             Yorktown
                                                        Cash Balance Plan
                                          -----------------------------------------------
                                            Three Months Ended         Six Months Ended
                                                 June 30,                 June 30,
                                          ----------------------   ----------------------
                                            2005         2004        2005         2004
                                          ---------    ---------   ---------    ---------
Service cost...........................   $ 339,131    $ 345,005   $ 678,262    $ 690,010
Interest cost..........................     167,780      134,294     335,560      268,588
Expected return on plan assets.........     (69,345)     (28,624)   (138,690)     (57,248)
Amortization of prior service cost.....     (26,618)           -     (53,236)           -
Amortization of net loss...............      14,992            -      29,984            -
                                          ---------    ---------   ---------    ---------
Net Periodic Benefit Cost..............   $ 425,940    $ 450,675   $ 851,880    $ 901,350
                                          =========    =========   =========    =========

                                                             Yorktown
                                                       Retiree Medical Plan
                                          -----------------------------------------------
                                            Three Months Ended         Six Months Ended
                                                 June 30,                 June 30,
                                          ----------------------   ----------------------
                                            2005         2004        2005         2004
                                          ---------    ---------   ---------    ---------
Service cost...........................   $  54,924    $  51,893   $ 109,848    $ 103,786
Interest cost..........................      55,166       48,673     110,332       97,346
Expected return on plan assets.........           -            -           -            -
Amortization of prior service costs....           -            -           -            -
Amortization of net loss...............       4,001        4,374       8,002        8,748
                                          ---------    ---------   ---------    ---------
Net Periodic Benefit Cost..............   $ 114,091    $ 104,940   $ 228,182    $ 209,880
                                          =========    =========   =========    =========

NOTE 8 - EARNINGS PER SHARE:

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                     Three Months Ended      Six Months Ended
                                                           June 30,              June 30,
                                                    ---------------------  ---------------------
                                                       2005        2004       2005       2004
                                                    ----------  ---------  ----------  ---------
Numerator                                                          (In thousands)
Earnings from continuing operations..............   $   20,538  $   5,015  $   30,596  $   9,617
Earnings/(loss) from discontinued operations.....           22        (27)         15       (111)
                                                    ----------  ---------  ----------  ---------
Net earnings.....................................   $   20,560  $   4,988  $   30,611  $   9,506
                                                    ==========  =========  ==========  =========

                                                     Three Months Ended       Six Months Ended
                                                           June 30,               June 30,
                                                    ---------------------   ---------------------
                                                       2005        2004        2005       2004
                                                    ----------  ---------   ----------  ---------
Denominator
Basic - weighted average shares outstanding......   13,405,673  10,997,348  12,896,435   9,910,068
Effect of dilutive stock options.................      179,620     274,077     188,686     272,378
                                                    ----------  ----------  ----------  ----------
Diluted - weighted average shares outstanding....   13,585,293  11,271,425  13,085,121  10,182,446
                                                    ==========  ==========  ==========  ==========

                                                     Three Months Ended      Six Months Ended
                                                           June 30,              June 30,
                                                    ---------------------  ---------------------
                                                       2005        2004       2005       2004
                                                    ----------  ---------  ----------  ---------
Basic Earnings (Loss) Per Share
Earnings from continuing operations..............   $     1.53  $    0.45  $     2.37  $    0.97
Loss from discontinued operations................            -          -           -      (0.01)
                                                    ----------  ---------  ----------  ---------
Net earnings.....................................   $     1.53  $    0.45  $     2.37  $    0.96
                                                    ==========  =========  ==========  =========

                                                     Three Months Ended      Six Months Ended
                                                           June 30,              June 30,
                                                    ---------------------  ---------------------
                                                       2005        2004       2005       2004
                                                    ----------  ---------  ----------  ---------
Diluted Earnings (Loss) Per Share
Earnings from continuing operations..............   $     1.51  $    0.44  $     2.34  $    0.94
Loss from discontinued operations................            -          -           -      (0.01)
                                                    ----------  ---------  ----------  ---------
Net earnings.....................................   $     1.51  $    0.44  $     2.34  $    0.93
                                                    ==========  =========  ==========  =========

     In March 2005, we issued 1,000,000 shares of common stock. See Note 6 for further information. In April 2005, we contributed 34,196 newly issued shares of our common stock, valued at $972,000, to our 401(k) plan as a discretionary contribution for the year 2004.

NOTE 9 - BUSINESS SEGMENTS:

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

RETAIL GROUP

     Our retail group operates service stations, which include convenience stores or kiosks. Our service stations sell various grades of gasoline, diesel fuel, general merchandise, including tobacco and alcoholic and nonalcoholic beverages, and food products to the general public. Our refining group or Phoenix Fuel supplies the gasoline and diesel fuel our retail group sells. We purchase general merchandise and food products from various suppliers. At June 30, 2005, we operated 124 service stations with convenience stores or kiosks.

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

     Disclosures regarding our reportable segments with a reconciliation to consolidated totals for the three and six months ended June 30, 2005 and 2004, are presented below.

                                                   As of and for the Three Months Ended June 30, 2005
                                            ----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            ----------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $149,277
    Yorktown operations..................    376,641
                                            --------
      Total..............................   $525,918  $ 78,318  $187,062  $      -   $      -     $ 791,298
  Merchandise and lubricants.............          -    36,325     9,627         -          -        45,952
  Other..................................     21,162     4,230       502       213          -        26,107
                                            --------  --------  --------  --------   --------     ---------
      Total..............................    547,080   118,873   197,191       213          -       863,357
                                            --------  --------  --------  --------   --------     ---------
Intersegment net revenues:
  Finished products......................     60,937         -    18,532         -    (79,469)            -
  Other..................................      5,104         -         -         -     (5,104)            -
                                            --------  --------  --------  --------   --------     ---------
      Total..............................     66,041         -    18,532         -    (84,573)            -
                                            --------  --------  --------  --------   --------     ---------
Total net revenues.......................    613,121   118,873   215,723       213    (84,573)      863,357
Less net revenues of discontinued
  operations.............................          -         -         -         -          -             -
                                            --------  --------  --------  --------   --------     ---------
Net revenues of continuing operations....   $613,121  $118,873  $215,723  $    213   $(84,573)    $ 863,357
                                            ========  ========  ========  ========   ========     =========
Operating income (loss):
  Four Corners operations................   $ 19,724
  Yorktown operations....................     27,312
                                            --------
      Total operating income (loss)
        before corporate allocation......   $ 47,036  $  3,114  $  2,815  $ (8,557)  $    425     $  44,833
Corporate allocation.....................     (4,372)   (2,535)     (790)    7,697          -             -
                                            --------  --------  --------  --------   --------     ---------
Total operating income (loss) after
  corporate allocation...................     42,664       579     2,025      (860)       425        44,833
Discontinued operations (gain) loss......          -       (13)        -         -        (22)          (35)
                                            --------  --------  --------  --------   --------     ---------
  Operating income (loss) from
    continuing operations................   $ 42,664  $    566  $  2,025  $   (860)  $    403        44,798
                                            ========  ========  ========  ========   ========
Interest expense.........................                                                            (6,382)
Costs associated with early
  debt extinguishment....................                                                            (2,099)
Amortization and write-offs of
  financing costs........................                                                            (1,496)
Interest and investment income...........                                                               368
                                                                                                  ---------
Earnings from continuing operations
  before income taxes....................                                                         $  35,189
                                                                                                  =========
Depreciation and amortization:
  Four Corners operations................   $  4,101
  Yorktown operations....................      2,638
                                            --------
      Total..............................   $  6,739  $  2,190  $    370  $    193   $      -     $   9,492
  Less discontinued operations...........          -         -         -         -          -             -
                                            --------  --------  --------  --------   --------     ---------
  Continuing operations..................   $  6,739  $  2,190  $    370  $    193   $      -     $   9,492
                                            ========  ========  ========  ========   ========     =========
Total assets.............................   $531,578  $106,279  $ 90,941  $ 74,009   $      -     $ 802,807
Capital expenditures.....................   $ 12,720  $  1,230  $    576  $    345   $      -     $  14,871

                                                   22

                                                   As of and for the Three Months Ended June 30, 2004
                                            ----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            ----------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $103,724
    Yorktown operations..................    279,622
                                            --------
    Total................................   $383,346  $ 61,346  $154,855  $      -   $       -    $  599,547
  Merchandise and lubricants.............          -    34,541     8,261         -           -        42,802
  Other..................................      7,811     3,785       527        53           -        12,176
                                            --------  --------  --------  --------   ---------    ----------
    Total................................    391,157    99,672   163,643        53           -    $  654,525
                                            --------  --------  --------  --------   ---------    ----------
Intersegment net revenues:
  Finished products......................     47,704         -    18,766         -     (66,470)            -
  Other..................................      3,729         -         -         -      (3,729)            -
                                            --------  --------  --------  --------   ---------    ----------
    Total................................     51,433         -    18,766         -     (70,199)            -
                                            --------  --------  --------  --------   ---------    ----------
Total net revenues.......................    442,590    99,672   182,409        53     (70,199)      654,525
Less net revenues of discontinued
  operations.............................          -      (490)        -         -           -          (490)
                                            --------  --------  --------  --------   ---------    ----------
Net revenues of continuing operations....   $442,590  $ 99,182  $182,409  $     53   $ (70,199)   $  654,035
                                            ========  ========  ========  ========   =========    ==========
Operating income (loss):
  Four Corners operations................   $ 13,704
  Yorktown operations....................     21,811
                                            --------
Total operating income (loss) before
   corporate allocation..................   $ 35,515  $  2,614  $  2,963  $ (7,256)  $    (549)   $   33,287
Corporate allocation.....................     (3,717)   (2,152)     (654)    6,523           -             -
                                            --------  --------  --------  --------   ---------    ----------
Total operating income (loss) after
   corporate allocation..................     31,798       462     2,309      (733)       (549)       33,287
Discontinued operations loss/(gain)......          -        61         -         -         (17)           44
                                            --------  --------  --------  --------   ---------    ----------
Operating income (loss)
  from continuing operations.............   $ 31,798  $    523  $  2,309  $   (733)  $    (566)       33,331
                                            ========  ========  ========  ========   =========
Interest expense.........................                                                             (8,688)
Costs associated with early debt
  extinguishment.........................                                                            (10,875)
Amortization and write-offs of financing.
  costs..................................                                                             (5,857)
Interest income..........................                                                                 42
                                                                                                  ----------
Earnings from continuing operations
  before income taxes....................                                                         $    7,953
                                                                                                  ==========
Depreciation and amortization:
  Four Corners operations................   $  4,096
  Yorktown operations....................      2,266
                                            --------
    Total................................   $  6,362  $  2,269  $    409  $    214   $       -    $    9,254
    Less discontinued operations.........          -       (34)        -         -           -           (34)
                                            --------  --------  --------  --------   ---------    ----------
    Continuing operations................   $  6,362  $  2,235  $    409  $    214   $       -    $    9,220
                                            ========  ========  ========  ========   =========    ==========
Total assets.............................   $482,863  $111,247  $ 79,404  $ 35,907   $       -    $  709,421
Capital expenditures.....................   $ 14,832  $    394  $    505  $    113   $       -    $   15,844
Yorktown refinery acquisition
  contingent payment.....................   $  7,646  $      -  $      -  $      -   $       -    $    7,646

                                                   23

                                                      As of and for the Six Months Ended June 30, 2005
                                            ------------------------------------------------------------------
                                            Refining     Retail   Phoenix            Reconciling
                                              Group      Group      Fuel     Other      Items     Consolidated
                                            ------------------------------------------------------------------
                                                                      (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $  270,151
    Yorktown operations..................      673,345
                                            ----------
      Total..............................   $  943,496  $140,128  $353,804  $      -   $       -    $1,437,428
  Merchandise and lubricants.............            -    67,612    18,649         -           -        86,261
  Other..................................       41,934     8,059     1,089       313           -        51,395
                                            ----------  --------  --------  --------   ---------    ----------
      Total..............................      985,430   215,799   373,542       313           -     1,575,084
                                            ----------  --------  --------  --------   ---------    ----------
Intersegment net revenues:
  Finished products......................      111,252         -    33,845         -    (145,097)            -
  Other..................................        9,465         -         -         -      (9,465)            -
                                            ----------  --------  --------  --------   ---------    ----------
      Total..............................      120,717         -    33,845         -    (154,562)            -
                                            ----------  --------  --------  --------   ---------    ----------
Total net revenues.......................    1,106,147   215,799   407,387       313    (154,562)    1,575,084
Less net revenues of discontinued
  operations.............................            -         -         -         -           -             -
                                            ----------  --------  --------  --------   ---------    ----------
Net revenues of continuing operations....   $1,106,147  $215,799  $407,387  $    313   $(154,562)   $1,575,084
                                            ==========  ========  ========  ========   =========    ==========
Operating income (loss):
  Four Corners operations................   $   26,010
  Yorktown operations....................       44,962
                                            ----------
      Total operating income (loss)
        before corporate allocation......   $   70,972  $  1,435  $  6,515  $(13,601)   $  3,929    $   69,250
Corporate allocation.....................       (7,110)   (4,099)   (1,322)   12,531           -             -
                                            ----------  --------  --------  --------   ---------    ----------
Total operating income (loss) after
  corporate allocation...................       63,862    (2,664)    5,193    (1,070)      3,929        69,250
Discontinued operations loss.............            -        (2)        -         -         (22)          (24)
                                            ----------  --------  --------  --------   ---------    ----------
  Operating income (loss) from
    continuing operations................   $   63,862  $ (2,666) $  5,193  $ (1,070)  $   3,907        69,226
                                            ==========  ========  ========  ========   =========
Interest expense.........................                                                              (13,376)
Costs associated with early
  debt extinguishment....................                                                               (2,099)
Amortization and write-offs of
  financing costs........................                                                               (2,000)
Interest and investment income...........                                                                  489
                                                                                                    ----------
Earnings from continuing operations
  before income taxes....................                                                           $   52,240
                                                                                                    ==========
Depreciation and amortization:
  Four Corners operations................   $    8,171
  Yorktown operations....................        5,296
                                            ----------
      Total..............................   $   13,467  $  5,737  $    886  $    373   $       -    $   20,463
  Less discontinued operations...........            -         -         -         -           -             -
                                            ----------  --------  --------  --------   ---------    ----------
  Continuing operations..................   $   13,467  $  5,737  $    886  $    373   $       -    $   20,463
                                            ==========  ========  ========  ========   =========    ==========
Total assets.............................   $  531,578  $106,279  $ 90,941  $ 74,009   $       -    $  802,807
Capital expenditures.....................   $   23,725  $  2,010  $  1,035  $    927   $       -    $   27,697

                                                   24

                                                    As of and for the Six Months Ended June 30, 2004
                                            ----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            ----------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $189,752
    Yorktown operations..................    507,269
                                            --------
      Total..............................   $697,021  $109,175  $277,718  $      -   $       -   $1,083,914
  Merchandise and lubricants.............          -    65,385    15,597         -           -       80,982
  Other..................................     22,338     7,631       924       332           -       31,225
                                            --------  --------  --------  --------   ---------   ----------
      Total..............................    719,359   182,191   294,239       332           -   $1,196,121
                                            --------  --------  --------  --------   ---------   ----------
Intersegment net revenues:
  Finished products......................    103,661         -    31,062         -    (134,723)           -
  Other..................................      7,766         -         -         -      (7,766)           -
                                            --------  --------  --------  --------   ---------   ----------
      Total..............................    111,427         -    31,062         -    (142,489)           -
                                            --------  --------  --------  --------   ---------   ----------
Total net revenues.......................    830,786   182,191   325,301       332    (142,489)   1,196,121
Less net revenues of discontinued
  operations.............................          -    (1,278)        -         -           -       (1,278)
                                            --------  --------  --------  --------   ---------   ----------
Net revenues of continuing operations....   $830,786  $180,913  $325,301  $    332   $(142,489)  $1,194,843
                                            ========  ========  ========  ========   =========   ==========
Operating income (loss):
  Four Corners operations................   $ 19,864
  Yorktown operations....................     36,246
                                            --------
      Total operating income (loss)
        before corporate allocation......   $ 56,110  $  3,601  $  5,076  $(12,522)  $    (563)  $   51,702
Corporate allocation.....................     (6,540)   (3,786)   (1,150)   11,476           -            -
                                            --------  --------  --------  --------   ---------   ----------
Total operating income (loss) after
  corporate allocation...................     49,570      (185)    3,926    (1,046)       (563)      51,702
Discontinued operations loss.............          -       179         -         -           1          180
                                            --------  --------  --------  --------   ---------   ----------
  Operating income (loss) from
    continuing operations................   $ 49,570  $     (6) $  3,926  $ (1,046)  $    (562)      51,882
                                            ========  ========  ========  ========   =========
Interest expense.........................                                                           (18,049)
Costs associated with early debt
  extinguishment.........................                                                           (10,875)
Amortization and write-offs of
  financing costs........................                                                            (6,815)
Interest and investment income...........                                                                81
                                                                                                 ----------
Earnings from continuing operations
  before income taxes....................                                                        $   16,224
                                                                                                 ==========
Depreciation and amortization:
  Four Corners operations................   $  8,074
  Yorktown operations....................      4,392
                                            --------
      Total..............................   $ 12,466  $  4,673  $    824  $    436   $       -   $   18,399
  Less discontinued operations...........          -       (81)        -         -           -          (81)
                                            --------  --------  --------  --------   ---------   ----------
  Continuing operations..................   $ 12,466  $  4,592  $    824  $    436   $       -   $   18,318
                                            ========  ========  ========  ========   =========   ==========
Total assets.............................   $482,863  $111,247  $ 79,404  $ 35,907   $       -   $  709,421
Capital expenditures.....................   $ 17,448  $    652  $    833  $    124   $       -   $   19,057
Yorktown Refinery acquisition
  contingent payment.....................   $ 11,695  $      -  $      -  $      -   $       -   $   11,695

                                                   25

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

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

ENVIRONMENTAL AND LITIGATION ACCRUALS

     As of June 30, 2005 and December 31, 2004, we had environmental liability accruals of approximately $5,571,000 and $6,156,000, respectively, which are summarized below, and litigation accruals in the aggregate of $1,066,000 at June 30, 2005 and $525,000 at December 31, 2004. Environmental accruals are recorded in the current and long-term sections of our Condensed Consolidated Balance Sheets. Litigation accruals are recorded in the current section of our Condensed Consolidated Balance Sheets.

                       SUMMARY OF ACCRUED ENVIRONMENTAL CONTINGENCIES
                                      (In thousands)

                                            December 31,   Increase                June 30,
                                               2004       (Decrease)   Payments      2005
                                            ------------  ----------   --------  -------------
Yorktown Refinery.........................   $ 4,531       $   57       $ (460)     $ 4,128
Farmington Refinery.......................       570            -            -          570
Bloomfield Refinery.......................       251            -           (4)         247
Bloomfield - West Outfall.................        44            -          (44)           -
Bloomfield Tank Farm (Old Terminal).......        53            -           (6)          47
Ciniza - Land Treatment Facility..........       186            -           (8)         178
Ciniza - Solid Waste Management Units.....       274            -          (10)         264
Ciniza Well Closures......................       109         (109)           -            -
Retail Service Stations - Various.........       138           18          (54)         102
Pipeline - East Line......................         -          111          (76)          35
                                             -------       ------       ------      -------
   Totals.................................   $ 6,156       $   77       $ (662)     $ 5,571
                                             =======       ======       ======      =======

      Approximately $4,992,000 of our environmental accrual is for the following projects discussed below:

     - the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of our inactive Farmington refinery;
     - environmental obligations assumed in connection with our acquisitions of the Yorktown refinery and the Bloomfield refinery;
     - hydrocarbon contamination on and adjacent to the 5.5 acres that we own in Bloomfield, New Mexico; and
     - remediation of hydrocarbon discharges that seeped into two small gullies, or draws, on the north side of the Bloomfield refinery site.

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

YORKTOWN CONSENT DECREE

     Environmental obligations assumed by us include BP's responsibilities relating to the Yorktown refinery under a consent decree among various parties covering many locations (the "Consent Decree"). Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. We assumed BP's responsibilities as of January 18, 2001, the date the Consent Decree was lodged with the court. As applicable to the Yorktown refinery, the Consent Decree requires, among other things, reduction of nitrous oxides, sulfur dioxide, and particulate matter emissions and upgrades to the refinery's leak detection and repair program. We estimate that we will incur capital expenditures of between $20,000,000 and $27,000,000 to comply with the Consent Decree through 2006, and have expended approximately $3,975,000 of this amount through the second quarter of 2005. In addition, we estimate that we will incur operating expenses associated with the requirements of the Consent Decree of between $1,600,000 and $2,600,000 per year.

YORKTOWN 1991 ORDER

     In connection with the Yorktown acquisition, we also assumed BP's obligations under an administrative order issued in 1991 by the Environmental Protection Agency ("EPA") under the Resource Conservation and Recovery Act. The order requires an investigation of certain areas of the refinery and the development of measures to correct any releases of contaminants or hazardous substances found in these areas. A Resource Conservation and Recovery Act Facility Investigation was conducted and approved conditionally by EPA in 2002. Following the investigation, a Risk Assessment/Corrective Measures Study ("RA/CMS") was finalized in 2003, which summarized the remediation measures agreed upon by us, EPA, and the Virginia Department of Environmental Quality ("VDEQ"). The RA/CMS proposes investigation, sampling, monitoring, and clean-up measures, including the construction of an on-site corrective action management unit that would be used to consolidate hazardous solid materials associated with these measures. These proposed actions relate to soil, sludge, and remediation wastes relating to solid waste management units. Groundwater in the aquifers underlying the refinery, and surface water and sediment in a small pond and tidal salt marsh on the refinery property also are addressed in the RA/CMS.

     Based on the RA/CMS, EPA issued a proposed clean-up plan for public comment in December 2003 setting forth preferred corrective measures for remediating soil, groundwater, sediment, and surface water contamination at the refinery. Following the public comment period, EPA issued its final remedy decision and response to comments in April 2004. EPA currently is developing the administrative consent order pursuant to which we will implement our clean-up plan. Our most current estimate of expenses associated with the order is between $24,000,000 and $26,000,000, and we anticipate that these expenses will be incurred over a period of approximately 35 years after EPA approves our clean-up plan. We believe that approximately $9,600,000 of this amount will be incurred over an initial four-year period, and additional expenditures of approximately $7,700,000 will be incurred over the following four-year period. EPA may require financial assurance of our ability to perform the clean-up plan, such as depositing funds into a trust or posting a letter credit or performance bond. We may, however, be able to receive reimbursement for some of the expenditures associated with the plan due to the environmental reimbursement provisions included in our purchase agreement with BP, as more fully discussed below.

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

CLAIMS FOR REIMBURSEMENT FROM BP

     BP has agreed to reimburse us for all losses that are caused by or relate to property damage caused by, or any environmental remediation required due to, a violation of environmental, health and safety laws during BP's operation of the refinery. In order to have a claim against BP, however, the total of all our losses must exceed $5,000,000, in which event our claim only relates to the amount exceeding $5,000,000. After $5,000,000 is reached, our claim is limited to 50% of the amount by which our losses exceed $5,000,000 until the total of all our losses exceeds $10,000,000. After $10,000,000 is reached, our claim would be for 100% of the amount by which our losses exceed $10,000,000. In applying these provisions, losses amounting to a total of less than $250,000 arising out of the same event are not added to any other losses for purposes of determining whether and when the $5,000,000 or $10,000,000 has been reached. After the $5,000,000 or $10,000,000 thresholds have been reached, BP has no obligation to reimburse us for any losses amounting to a total of less than $250,000 arising out of the same event. Except as specified in the refinery purchase agreement, in order to seek reimbursement from BP, we were required to notify BP of a claim within two years following the closing date. Further, BP's total liability for reimbursement under the refinery purchase agreement, including liability for environmental claims, is limited to $35,000,000.

FARMINGTON REFINERY MATTERS

     In 1973, we constructed the Farmington refinery that we operated until 1982. In 1985, we became aware of soil and shallow groundwater contamination at this facility. Our environmental consulting firms identified several areas of contamination in the soils and shallow groundwater underlying the Farmington property. One of our consultants indicated that contamination attributable to past operations at the Farmington property has migrated off the refinery property, including a hydrocarbon plume that appears to extend no more than 1,800 feet south of the refinery property. Our remediation activities are ongoing under the supervision of the New Mexico Oil Conservation Division ("OCD"), although OCD has not issued a clean-up order.

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

     BLM made a proposed clean-up plan for the landfill available to the public in 1996. In September 2004, EPA and BLM issued a Record of Decision, which presents the clean-up plan selected for the landfill. The selected remedy consists of placing a cap over a portion of the old landfill, together with a barrier to prevent contaminants from moving off the site, groundwater monitoring, and site usage limitations. The Record of Decision states that the total estimated cost of these actions is $2,200,000 in the near term, with the total future cost for remediation of the landfill not expected to exceed $3,500,000 over 30 years. If monitoring data indicated a long-term trend of significantly increasing pollution concentrations, then the selected remedy would be reevaluated, and appropriate corrective action would be taken, if needed. We believe that the major construction activities associated with the landfill clean-up plan have been completed.

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

     BLM may assert claims against us and others for reimbursement of investigative, clean-up and other costs incurred by BLM in connection with the landfill and surrounding areas. We may assert claims against BLM in connection with contamination that may be originating from the landfill. Private parties and other governmental entities also may assert claims against us, BLM, and others for property damage, personal injury and other damages allegedly arising out of any contamination originating from the landfill and the Farmington property. Parties also may request judicial determination of their rights and responsibilities, and the rights and responsibilities of others, in connection with the landfill and the Farmington property. Currently, however, there is no outstanding litigation against us by BLM or any other party.

BLOOMFIELD REFINERY ENVIRONMENTAL OBLIGATIONS

     In connection with the acquisition of the Bloomfield refinery, we assumed certain environmental obligations including Bloomfield Refining Company's ("BRC") obligations under an administrative order issued by EPA in 1992 pursuant to the Resource Conservation and Recovery Act. The order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. EPA has delegated its oversight authority over the order to New Mexico Environment Department's ("NMED") Hazardous Waste Bureau ("HWB"). In December 2002, HWB and OCD approved a clean-up plan for the refinery, subject to various actions to be taken by us to implement the plan. We estimate that remaining remediation expenses associated with the clean-up plan will be approximately $247,000, and that these expenses will be incurred through approximately 2018.

WESTERN OUTFALL - BLOOMFIELD REFINERY

     In August 2004, hydrocarbon discharges were discovered seeping into two small gullies, or draws, on the north side of the Bloomfield refinery site. We took immediate containment and other corrective actions, including removal of contaminated soils, construction of lined collection sumps, and further investigation and monitoring. To further remediate these discharges and prevent additional migration of contamination, with OCD approval, we completed construction of an underground barrier with a pollutant extraction and collection system in the second quarter of 2005 at a cost of approximately $790,000.

BLOOMFIELD TANK FARM (OLD TERMINAL)

     We have discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank that was located in Bloomfield, New Mexico. We believe that all or a portion of the tank and the 5.5 acres we own on which the tank was located may have been a part of a refinery, owned by various other parties, that, to our knowledge, ceased operations in the early 1960s. We received approval to conduct a pilot bioventing project to address remaining contamination at the site, which was completed in 2001. Bioventing involves pumping air into the soil to stimulate bacterial activity which in turn consumes hydrocarbons. Based on the results of the pilot project, we submitted a remediation plan to OCD proposing the use of bioventing to address the remaining contamination. This remediation plan was approved by OCD in 2002. We anticipate that we will incur approximately $47,000 in expenses from 2005 through 2007 to continue remediation, including groundwater monitoring and testing, until natural attenuation has completed the process of groundwater remediation.

CONSENT AGREEMENTS AT FOUR CORNERS REFINERIES

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

     In the second quarter of 2003, EPA informally told us that it also intended to allege air quality violations in connection with the 2001 inspections at both refineries. We have since participated in joint meetings with NMED and EPA and reached an administrative settlement, in the form of consent agreements, with both agencies in July 2005.

     The administrative settlement resolves all alleged violations related to the 2001 inspections. It requires us to pay fines of $100,000 to EPA and $150,000 to NMED. We must also undertake certain environmentally beneficial projects known as supplemental environmental projects at a cost of up to $600,000.

     In addition, the administrative settlement is consistent with the judicial consent decrees EPA has entered with other refiners as part of its national refinery enforcement program and requires that we do the following:

     - implement controls to reduce emissions of nitrogen oxide, sulfur dioxide, and particulate matter from the largest emitting process units;
     - upgrade leak detection and repair practices;
     - minimize the number and severity of flaring events; and
     - adopt strategies to ensure continued compliance with benzene waste requirements.

     We currently believe that we can satisfy the requirements of the settlement and the requirements of the national refinery enforcement program by making equipment modifications to our Four Corners refineries, which we estimate could cost approximately $20,000,000, spread over a period of four to seven years following the date of the settlement. We currently anticipate that the majority of these costs will be incurred in the latter portion of the four to seven year phase-in period. In addition, we estimate that on-going annual operating costs associated with these modifications could cost approximately $4,000,000 per year. These amounts are the currently estimated upper limits for both capital expenditures and annual operating costs. Undertaking the upper limit for one type of expenditure could result in our having to spend less than the upper limit for the other. The costs associated with our settlement also could be subject to reduction in the event of the temporary, partial or permanent discontinuance of operations at one or both facilities.

JET FUEL CLAIM

     In February 2003, we filed a complaint against the United States in the United States Court of Federal Claims related to military jet fuel that we sold to the Defense Energy Support Center ("DESC") from 1983 through 1994. We asserted that the federal government underpaid for the jet fuel by about $17,000,000. We requested that we be made whole in connection with payments that were less than the fair market value of the fuel, that we be reimbursed for the value of transporting the fuel in some contracts, and that we be reimbursed for certain additional costs of complying with the government's special requirements. The U.S. has said that it may counterclaim and assert, based on its interpretation of the contracts, that we owe additional amounts of between $2,100,000 and $4,900,000. In the first quarter of 2004, the United States Court of Appeals for the Federal Circuit agreed to hear appeals in other jet fuel cases. In April 2005, a three judge panel of the Court of Appeals ruled in favor of the government. One refiner has asked the full Court of Appeals to reconsider the decision. Our case has been stayed pending final resolution of the appeal. We are continuing to evaluate our claims and monitor further developments in the appellate case. Based on the current status of our claim, we have not recorded a receivable for these claims or a liability for any potential counterclaim.

MTBE LITIGATION

     Lawsuits have been filed in numerous states alleging that MTBE, a blendstock used by many refiners in producing specially formulated gasoline, has contaminated water supplies. MTBE contamination primarily results from leaking underground or aboveground storage tanks. The suits allege MTBE contamination of water supplies owned and operated by the plaintiffs, who are generally water providers or governmental entities. The plaintiffs assert that numerous refiners, distributors, or sellers of MTBE and/or gasoline containing MTBE are responsible for the contamination. The plaintiffs also claim that the defendants are jointly and severally liable for compensatory and punitive damages, costs, and interest. Joint and several liability means that each defendant may be liable for all of the damages even though that party was responsible for only a small part of the damages. We are a defendant in approximately 30 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, and Pennsylvania. We intend to vigorously defend these lawsuits. Although it is possible that these lawsuits may ultimately be decided against us, or otherwise adversely affect us, a reasonable estimate of the amount of our potential liability, if any, cannot be made at this time for various reasons. These reasons include:

     - we anticipate that numerous parties are potentially responsible for the MTBE contamination alleged in these lawsuits; and
     - potentially applicable factual and legal issues have not been resolved.

CINIZA REFINERY INCIDENT

     A fire occurred in the alkylation unit at our Ciniza refinery on April 8, 2004. This unit produces high octane blending stock for gasoline. Emergency personnel responded immediately and contained the fire to the alkylation unit, although there also was some damage to ancillary equipment and to two adjacent units. Four of our employees were injured and transported to an Albuquerque hospital. Since then, all employees have been released from the hospital.

     In October 2004, the Occupational Health and Safety Board of the New Mexico Environment Department ("OHSB") completed an investigation of matters relating to the fire. We finalized a settlement with OHSB in June 2005 pursuant to which we paid fines of $16,450.

     An investigation by the U.S. Chemical Safety and Hazard Investigation Board ("CSB") of matters relating to the fire is ongoing. CSB, however, does not have authority to issue any monetary fines.

NOTE 11 - ACQUISITIONS:

     On August 1, 2005, we acquired an idle crude oil pipeline running from Jal, New Mexico to Bisti, New Mexico and related assets from Texas-New Mexico Pipe Line Company for $9,000,000. This pipeline is connected to our existing pipeline network that directly supplies crude oil to the Bloomfield and Ciniza refineries. Following the acquisition, we will test the pipeline and take other actions related to placing it in service. Unless currently unanticipated obstacles are encountered, we anticipate the pipeline will become operational in 12 to 18 months from the acquisition date.

     On July 12, 2005, we acquired 100% of the common shares of Dial Oil Company ("Dial"). We funded this acquisition with cash on hand. Dial is a wholesale distributor of gasoline, diesel and lubricants in the Four Corners area of the Southwest. Dial also owns and operates service stations/convenience stores. Dial's assets include bulk petroleum distribution plants, cardlock fueling locations, and a fleet of truck transports. We will allocate the purchase price, including direct costs incurred, to the assets and liabilities in the third quarter of 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

     We refine and sell petroleum products and operate service stations and convenience stores. Our operations are divided into three strategic business units, the refining group, the retail group and Phoenix Fuel. The refining group operates two refineries in the Four Corners area of New Mexico and one refinery in Yorktown, Virginia. The refining group sells its products to wholesale distributors and retail chains. Our retail group operated 124 service stations at June 30, 2005. The retail group sells its petroleum products and merchandise to consumers in New Mexico, Arizona and southern Colorado. Phoenix Fuel distributes commercial wholesale petroleum products primarily in Arizona.

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

     Below is operating data for our operations:

                                                      Three Months Ended      Six Months Ended
                                                           June 30,                June 30,
                                                    ---------------------   ---------------------
                                                       2005        2004        2005        2004
                                                    ---------   ---------   ---------   ---------
Refining Group Operating Data:
  Four Corners Operations:
    Crude Oil/NGL Throughput (BPD)...........        29,811       26,463      29,313      27,372
    Refinery Sourced Sales Barrels (BPD).....        29,344       25,175      28,954      26,395
    Average Crude Oil Costs ($/Bbl)..........       $ 51.64      $ 35.97     $ 49.63     $ 34.30
    Refining Margins ($/Bbl).................       $ 13.48      $ 12.44     $ 10.72     $ 10.30
  Yorktown Operations:
    Crude Oil/NGL  Throughput (BPD)..........        68,449       67,639      67,102      64,420
    Refinery Sourced Sales Barrels (BPD).....        71,539       69,862      67,157      66,843
    Average Crude Oil Costs ($/Bbl)..........       $ 48.76      $ 35.53     $ 46.92     $ 34.11
    Refining Margins ($/Bbl).................       $  7.30      $  6.20     $  7.06     $  5.89
Retail Group Operating Data:
(Continuing operations only)
  Fuel Gallons Sold (000's)..................        41,410       38,188      80,879      75,420
  Fuel Margins ($/gal).......................       $ 0.171      $ 0.211     $ 0.143     $ 0.187
  Merchandise Sales ($ in 000's).............       $36,325      $34,449     $67,612     $65,102
  Merchandise Margins........................           27%          24%         27%         25%
  Operating Retail Outlets at Period End.....           124          124         124         124
Phoenix Fuel Operating Data:
  Fuel Gallons Sold (000's)..................       120,344      124,342     241,209     237,186
  Fuel Margins ($/gal).......................       $ 0.058      $ 0.055     $ 0.060     $ 0.054
  Lubricant Sales ($ in 000's)...............       $ 9,027      $ 7,827     $17,439     $14,703
  Lubricant Margins..........................           10%          13%         12%         13%

     We believe the comparability of our continuing results of operations for the three and six months ended June 30, 2005 with the same period in 2004 was affected by, among others, the following factors:

     - stronger net refining margins for our Yorktown refinery in 2005, due to, among other things:

        -  increased sales in our Tier 1 market;
-  reduced imports of foreign gasoline and gasoline blendstocks early in 2005, due to a reduction in gasoline sulfur limits;
        -  elimination of MTBE in Connecticut and New York;
        -  tight finished product supply in certain of our market areas;
           and
        - the processing of lower priced acidic crude oils at our Yorktown refinery, including crude oil purchased under our supply agreement with Statoil that began deliveries in late February 2004.

     - stronger fuel margins for our Phoenix Fuel operations, due to, among other things, tight finished product supply in our Phoenix market.
     -  lower fuel margins per gallon for our retail group.

     EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

     Our earnings from continuing operations before income taxes increased $27,236,000 for the three months ended June 30, 2005, compared to the same period in 2004. This increase was primarily due to the following factors:

     - an increase in operating income before corporate allocations from our refinery operations of $11,521,000 primarily due to higher volumes and margins realized; and
- an implementation of our debt reduction strategy that resulted in the following:
             - a $2,306,000 or 27% decrease in interest expense;
             - a decrease of $8,776,000 in non-recurring costs associated with early debt extinguishment; and
             - a reduction of $4,361,000 in financing costs amortization.

Our earnings from continuing operations before income taxes increased $36,016,000 for the six months ended June 30, 2005, compared to the same period in 2004. This increase was primarily due to the following factors:

     - an increase in operating income before corporate allocations from our refinery operations of $14,862,000 primarily due to higher volumes and margins realized;
     - an increase in Phoenix Fuel's operating income before corporate allocations of $1,439,000 primarily due to increased fuel margins per gallon sold;
     - a $3,688,000 gain from insurance proceeds as a result of the fire incident at Ciniza in 2004; and
- an implementation of our debt reduction strategy that resulted in the following:

        - a $4,673,000 or 26% decrease in interest expense;
        - a decrease of $8,776,000 in non-recurring costs associated with early debt extinguishment; and
        - a reduction of $4,815,000 in financing costs amortization.

     This increase was offset by, among other things, the following:

     - a $2,166,000 decrease in our retail group's operating income before corporate allocations as a result of a 23% decline in our retail group's fuel margin due to higher finished product purchase prices that could not be recovered in the market.

     YORKTOWN REFINERY

     Our Yorktown refinery operated at an average throughput rate of approximately 68,449 barrels per day in the second quarter of 2005 compared to 67,639 barrels per day in the second quarter of 2004. For the six months ended June 30, 2005 and 2004, the average throughput rate was 67,102 and 64,420 barrels per day, respectively.

     Refining margins for the second quarter of 2005 were $7.30 per barrel and were $6.20 for the second quarter of 2004. Refining margins for the six months ended June 30, 2005 and 2004 were $7.06 and $5.89 per barrel, respectively.

     Revenues for our Yorktown refinery increased for the three and six months ended June 30, 2005 primarily due to higher finished product prices as a result of favorable market conditions.

     Cost of products sold for our Yorktown refinery increased for the three and six months ended June 30, 2005 primarily due to higher crude oil prices, as a result of global economic conditions.

     Operating expenses for our Yorktown refinery increased for the three months ended June 30, 2005 due in part to the following:

     - higher employee and maintenance costs to meet our processing needs; and
     - higher chemical and catalyst costs, primarily due to additional costs required to meet more stringent sulfur reduction requirements.

     Operating expenses for our Yorktown refinery increased for the six months ended June 30, 2005 due in part to the following:

     -  higher purchased costs to meet our processing needs; and
     - higher chemical and catalyst costs, primarily due to additional costs required to meet more stringent sulfur reduction requirements.

     Depreciation and amortization expense for our Yorktown refinery increased for the three and six months ended June 30, 2005 due in part to the amortization of certain refinery turnaround costs incurred in 2004.

     FOUR CORNERS REFINERIES

     Our Four Corners refineries operated at an average throughput rate of approximately 29,811 barrels per day in the second quarter of 2005, compared to 26,463 barrels per day in the second quarter of 2004. For the six months ended June 30, 2005 and 2004, the average throughput rate was 29,313 and 27,372 barrels per day, respectively.

     Refining margins for the second quarter of 2005 were $13.48 per barrel and were $12.44 for the second quarter of 2004. Refining margins for the six months ended June 30, 2005 and 2004 were $10.72 and $10.30 per barrel, respectively.

     Revenues for our Four Corners refineries increased for the three and six months ended June 30, 2005 primarily due to an increase in finished product prices as a result of favorable market conditions and an increase in volumes sold.

     Cost of products sold for our Four Corners refineries increased for the three and six months ended June 30, 2005 primarily due to higher average crude oil costs as a result of global market conditions and an increase in volumes sold.

     Operating expenses for our Four Corners refineries increased for the three and six months ended June 30, 2005 primarily due to higher employee, fuel, chemical, and catalyst costs.

     Depreciation and amortization expense for our Four Corners refineries remained unchanged for the three and six months ended June 30, 2005.

     RETAIL GROUP

     Average fuel margins were $0.171 per gallon for the three months ended June 30, 2005 as compared to $0.211 per gallon for the same period in 2004. Fuel volumes sold for the three months ended June 30, 2005 increased as compared to the same period a year ago due primarily to favorable travel conditions in areas of operations, and improved demand over the same period in 2004. Average merchandise margins were 27% for the three months ended June 30, 2005 as compared to 24% for the same period in 2003. The increase in merchandise margins was due to, among other factors, lower rebates in 2004.

     Average fuel margins were $0.143 per gallon for the six months ended June 30, 2005 as compared to $0.187 per gallon for the same period in 2003. Fuel volumes sold for the six months ended June 30, 2005 increased as compared to the same period a year ago due primarily to favorable travel conditions in areas of operations, and improved demand over the same period in 2004. Average merchandise margins were 27% for the six months ended June 30, 2005 as compared to 25% for the same period in 2004. The increase in merchandise margins was primarily due to, among other factors, lower rebates in 2004.

     Revenues for our retail group increased for the three and six months ended June 30, 2005, compared to the same periods in 2004 primarily due to an increase in fuel selling prices and an increase in fuel volumes sold.

     Cost of products sold for our retail group increased for the three and six months ended June 30, 2005, compared to the same periods in 2004 primarily due to an increase in finished product purchase prices as a result of increased global demand and finished product volumes sold.

     Our retail fuel margin per gallon decreased for the three and six months ended June 30, 2005 due to higher finished product purchase prices as a result of increased global demand that could not be recovered in the market.

     Operating expenses decreased for the three and six months ended June 30, 2005 as compared with the same periods in 2004, primarily due to a reduction in payroll costs as a result of lower benefit costs experienced for the periods in 2005 as compared to 2004.

     Depreciation expense increased for the six months ended June 30, 2005 as compared to the same period in 2004 due to additional amortization for our leasehold improvements.

     PHOENIX FUEL

     Gasoline and diesel fuel volumes sold by Phoenix Fuel decreased in the second quarter of 2005 as compared to the same period in 2004. Average gasoline and diesel fuel margins for Phoenix Fuel were $0.058 per gallon for the second quarter of 2005 and were $0.055 per gallon for the second quarter of 2004. For the six months ended June 30, 2005, gasoline and fuel volumes increased as compared to the same period in 2004. Average gasoline and diesel fuel margins were $0.060 per gallon for the six months ended June 30, 2005 and were $0.054 per gallon for the same period in 2004 primarily due to favorable pricing conditions.

     Revenues for Phoenix Fuel increased for the three and six months ended June 30, 2005 primarily due to higher average price per gallons sold.

     Cost of products sold increased for the three and six months ended June 30, 2005 primarily due to an increase in finished product purchase prices.

     Phoenix Fuel's finished product margins increased for the three and six months ended June 30, 2005 primarily as a result of favorable market conditions.

     Operating expenses for Phoenix Fuel increased for the three and six months ended June 30, 2005 primarily due to higher transportation costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) FROM CONTINUING OPERATIONS

     For the three and six months ended June 30, 2005, selling, general and administrative expenses increased by approximately $1,791,000 and $1,389,000, respectively, primarily due to higher accruals for management incentive bonuses associated with increased company financial performance, but were partially offset by a reimbursement of legal expenses incurred in previous periods.

     INTEREST EXPENSE FROM CONTINUING OPERATIONS

     For the three months ended June 30, 2005, interest expense decreased approximately $2,306,000 or 27%. For the six months ended June 30, 2005, interest expense decreased approximately $4,673,000 or 26%. These decreases were primarily due to a reduction in our long-term debt, which was part of our debt reduction strategy implemented beginning in 2002.

     INCOME TAXES FROM CONTINUING OPERATIONS

          The effective tax rates for the three months ended June 30, 2005 and 2004 were approximately 41.6% and 36.9%, respectively. The effective tax rates for the six months ended June 30, 2005 and 2004 were approximately 41.4% and 40.7%, respectively. The differences in the effective rates are primarily due to the non-deductibility of certain compensation.

DISCONTINUED OPERATIONS

     Discontinued operations include the operations of some of our retail service station/convenience stores. See Note 4 to our Condensed
Consolidated Financial Statements included in Part I, Item 1 for additional information relating to these operations.

OUTLOOK

     Overall, we believe that our current refining fundamentals are more positive now as compared to the same time last year. Same store fuel volumes and merchandise sales for our retail group are above the prior year's levels, however, fuel margins are lower. Phoenix Fuel currently continues to see stronger margins and volumes are consistent with the same time last year. Our businesses are, however, very volatile and there can be no assurance that currently existing conditions will continue for any of our business segments.

LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL STRUCTURE

     At June 30, 2005, we had long-term debt of $274,622,000. At December 31, 2004 we had long-term debt of $292,759,000. There was no current portion of long-term debt outstanding at June 30, 2005 or at December 31, 2004.

     The amount at June 30, 2005 includes:

     -  $150,000,000 before discount of 8% Senior Subordinated Notes due
        2014; and
     -  $130,000,000 before discount of 11% Senior Subordinated Notes due
        2012.

     The amount at December 31, 2004 includes:

     -  $150,000,000 before discount of 8% Senior Subordinated Notes due
        2014; and
     -  $148,828,000 before discount of 11% Senior Subordinated Notes due
        2012.

     On June 27, 2005, we amended and restated our revolving credit facility (the "Credit Facility"). The Credit Facility is a $175,000,000 revolving credit facility and is for, among other things, working capital, acquisitions, and other general corporate purposes.

     At June 30, 2005, our long-term debt was 50.3% of total capital. At December 31, 2004, it was 57.5%. Our net debt (long-term debt less cash and cash equivalents) to total net capitalization (long-term debt less cash and cash equivalents plus total shareholders' equity) percentage at June 30, 2005, was 44.2%. At December 31, 2004, this percentage was 55.4%.

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

     As discussed in Note 6 to our Condensed Consolidated Financial Statements included in Part I, Item 1, we completed a refinancing of a portion of our long-term debt. As part of the refinancing, we sold 1,000,000 shares of our common stock. The proceeds from this transaction were used to reduce our long-term debt in the second quarter of 2005 through the redemption of a portion of our 11% senior subordinated notes.

     We also amended and restated our revolving credit facility (the "Credit Facility"). The Credit Facility is a $175,000,000 revolving credit facility and is for, among other things, working capital, acquisitions, and other general corporate purposes.

     Under the new Credit Facility, our existing borrowing costs are reduced, certain of the covenants have been eased, and the term was extended to 2010. The availability of funds under this facility is the lesser of (i) $175,000,000, or (ii) the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories. We also have options to increase the size of the facility to up to $250,000,000.

     CASH FLOW FROM OPERATIONS

     Our operating cash flow increased by $30,535,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This resulted primarily from an increase in net earnings for the first half of 2005 as compared with the same period last year.

     WORKING CAPITAL

     We anticipate that working capital, including that necessary for capital expenditures and debt service, will be funded through existing cash balances, cash generated from operating activities, existing credit facilities, and, if necessary, future financing arrangements. Future liquidity, both short- and long-term, will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. Based on the current operating environment for all of our operations, we believe that we will have sufficient working capital to meet our needs over the next 12-month period.

     Working capital at June 30, 2005 consisted of current assets of $342,962,000 and current liabilities of $176,909,000 or a current ratio of 1.84:1. At December 31, 2004, the current ratio was 1.80:1, with current assets of $232,005,000 and current liabilities of $128,833,000.

     CAPITAL EXPENDITURES AND RESOURCES

     During the third quarter of 2005, we increased our budget for capital expenditures in 2005, excluding any potential acquisitions, from approximately $99,000,000 to approximately $102,000,000. The increase is primarily related to increased costs associated with work to be done at the Four Corners refineries to comply with clean fuel regulations. Net cash used in investing activities for purchases of property, plant and equipment totaled approximately $27,697,000 for the six months ended June 30, 2005 and $19,057,000 for the six months ended June 30, 2004. Expenditures for 2005 primarily were for operational and environmental projects for the refineries, Phoenix Fuel, and retail operations.

     On August 1, 2005, we acquired an idle crude oil pipeline running from Jal, New Mexico to Bisti, New Mexico, and related assets from Texas-New Mexico Pipe Line Company. We estimate that we will spend approximately $2,500,000 to test the pipeline and otherwise determine how much it will cost to place it in service. We currently estimate that these costs will be approximately $15,000,000, including the previously mentioned $2,500,000. The actual cost, however, could be considerably different as our evaluation of the pipeline is at a very preliminary stage. Further, our estimated cost of placing the pipeline in service does not include the cost of crude oil that will be used to fill the pipeline, which is currently empty.

     We received proceeds of approximately $1,124,000 from the sale of property, plant and equipment and other assets in the first half of 2005 and $184,000 in the first half of 2004. We also received proceeds of $1,866,000 in 2005 from the sale of one closed service station/convenience store and a vacant piece of land. In the first half of 2004, we sold three stores and a piece of land and received $6,553,000 in proceeds from such sales.

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

     Our credit facility is floating-rate debt tied to various short-term indices. As a result, our annual interest costs associated with this debt may fluctuate. At June 30, 2005, there were no direct borrowings outstanding under this facility.

     Our operations are subject to the normal hazards, including fire, explosion, and weather-related perils. We maintain various insurance coverages, including business interruption insurance, subject to certain deductibles. We are not fully insured against some risks because some risks are not fully insurable, coverage is unavailable, or premium costs, in our judgment, do not justify such expenditures.

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

     Applicable laws and regulations govern the investigation and remediation of contamination at our current and former properties, as well as at third-party sites to which we sent wastes for disposal. We may be held liable for contamination existing at current or former properties, notwithstanding that a prior operator of the site, or other third party, caused the contamination. We may also be held responsible for costs associated with contamination clean-up at third-party disposal sites, notwithstanding that the original disposal activities were in accordance with all applicable regulatory requirements at such time. We are currently engaged in a number of such remediation projects.

     Future expenditures related to compliance with environmental, health and safety laws and regulations, the investigation and remediation of contamination, and the defense or settlement of governmental or private party claims and lawsuits cannot be reasonably quantified in many circumstances for various reasons. These reasons include the speculative nature of remediation and clean-up cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, various defenses that may be available to us, and changing environmental, health and safety laws, regulations, and their respective interpretations. We cannot provide assurance that compliance with such laws or regulations, such investigations or clean-ups, or such enforcement proceedings or private-party claims will not have a material adverse effect on our business, financial condition or results of operations.

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

     In July 2005, we entered into a settlement with the New Mexico Environment Department and the U.S. Environmental Protection Agency concerning alleged air quality violations at our Ciniza and Bloomfield refineries. The settlement is consistent with the judicial consent decrees that EPA has entered into with other refiners under its national refinery enforcement program. For a further discussion of matters related to our settlement, see Note 10 to our Condensed Consolidated Financial Statements, captioned "Commitments and Contingencies".

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

     As a result of the declining production of crude oil in the Four Corners area in recent years, we have not been able to cost-effectively obtain sufficient amounts of crude oil to operate our Four Corners refineries at full capacity. Crude oil utilization rates for our Four Corners refineries have declined from approximately 67% for 2003 to approximately 62% for the first six months of 2005. Our current projections of Four Corners crude oil production indicate that our crude oil demand will exceed the crude oil supply that is available from local sources for the foreseeable future and that our crude oil capacity utilization rates at our Four Corners refineries will continue to decline unless circumstances change.

     On August 1, 2005, we acquired an idle crude oil pipeline system that originates near Jal, New Mexico and is connected to a company-owned pipeline network that directly supplies crude oil to the Bloomfield and Ciniza refineries. When operational, the pipeline will have sufficient crude oil transportation capacity to allow us to again operate both refineries at maximum rates. Startup of the pipeline is subject to, among other things, a final engineering evaluation of the system. It currently is anticipated that the pipeline will become operational in twelve to eighteen months from closing.

If additional crude oil or other refinery feedstocks become available in the future via the new pipeline or otherwise, we may increase production runs at our Four Corners refineries depending on the demand for finished products and the refining margins attainable. We continue to assess short-term and long-term options to address the continuing decline in Four Corners crude oil production. The options being considered include:

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

     None of these options, however, may prove to be economically viable. We cannot assure you that the Four Corners crude oil supply for our Ciniza and Bloomfield refineries will continue to be available at all or on acceptable terms for the long term, that the new pipeline will become operational, or that the additional crude oil supplies accessible via the new pipeline will be available on acceptable terms. Because large portions of the refineries' costs are fixed, any significant interruption or decline in the supply of crude oil or other feedstocks would have an adverse effect on our Four Corners refinery operations and on our overall operations.

     In October 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"), which includes energy related tax provisions that are available to small refiners, including us. Under the Act, small refiners are allowed to deduct for tax purposes up to 75% of capital expenditures incurred to comply with the highway diesel low sulfur regulations adopted by the Environmental Protection Agency. The deduction is taken in the year the capital expenditure is made. Small refiners also are allowed to claim a credit against income tax of five cents on each gallon of low sulfur diesel fuel they produce, up to a maximum of 25% of the capital costs incurred to comply with the regulations. We may be able to take advantage of this credit in 2006.

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

     - the risk that the cost of testing the crude oil pipeline that we purchased from Texas-New Mexico Pipe Line Company during the third quarter of 2005, and the cost of placing it in service, will be considerably more than our current estimates;

     - the risk that the timetable for placing the crude oil pipeline that we purchased in the third quarter of 2005 will be different than anticipated, or that it will not be possible to place the pipeline in service at all;

     - the risk that it will not be possible to obtain additional crude oil at cost effective prices to either fill the crude oil pipeline that we purchased in the third quarter of 2005 or transport through the pipeline for processing at our Bloomfield and Ciniza refineries; and

     - other risks described elsewhere in this report or described from time to time in our other filings with the Securities and Exchange Commission.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      3.1*  Bylaws of Dial Oil Company.

      4.1* Sixth Amendment to the Giant Industries, Inc. and Affiliated Companies 401(k) Plan Adoption Agreement, effective January 1, 2004.

     10.1 Fourth Amended and Restated Credit Agreement, dated as of June 27, 2005, among Giant Industries, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and as Issuing Bank, and the Lenders parties thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 1, 2005, File No. 1-10398.

     10.2*  First Amendment to Fourth Amended and Restated Credit
            Agreement, dated as of August 4, 2005, among Giant
            Industries, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and as Issuing Bank, and the Lenders parties thereto.

     10.3* Purchase and Sale Agreement, dated as of June 21, 2005, between Texas-New Mexico Pipe Line Company and Giant Pipeline Company.

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

(b)  Reports on Form 8-K: We filed the following reports on Form
     8-K during the quarter for which this report is being filed and subsequently:

     (i) On May 5, 2005, we filed a Form 8-K dated May 5, 2005, containing a press release detailing our earnings for the quarter ended March 31, 2005.

     (ii) On May 26, 2005, we filed a Form 8-K dated May 26, 2005, detailing the replacement of our chief accounting officer.

     (iii) On June 23, 2005, we filed a Form 8-K dated June 23, 2005, regarding the entry into an agreement to acquire a pipeline.

     (iv) On July 1, 2005, we filed a Form 8-K dated July 1, 2005, regarding the entry into an amended and restated credit facility.

     (v) On July 13, 2005, we filed a Form 8-K dated July 13, 2005, containing a press release regarding the acquisition of Dial Oil Company.

     (vi) On August 4, 2005, we filed a Form 8-K dated August 4, 2005, containing a press release detailing our earnings for the quarter ended June 30, 2005.

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2005 to be signed on its behalf by the undersigned thereunto duly authorized.

                         GIANT INDUSTRIES, INC.


                         /s/ MARK B. COX
                         -------------------------------------------------
                         Mark B. Cox, Executive Vice President, Treasurer, Chief Financial Officer and Assistant Secretary, on behalf of the Registrant and as the
                         Registrant's Principal Financial Officer

Date: August 5, 2005

54