Form 10-Q
period 2005-09-30
GIANT INDUSTRIES INC
filed 2005-11-08
CIK 856465

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
     ___________

                        COMMISSION FILE NUMBER: 1-10398

                            GIANT INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                   86-0642718
     (State of Incorporation)                        (I.R.S. Employer
                                                    Identification No.)

23733 North Scottsdale Road, Scottsdale, Arizona           85255
    (Address of principal executive offices)             (Zip Code)

                              (480) 585-8888
           (Registrant's telephone number, including area code)

                       _____________________________
           (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                              Yes [X]    No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes [X]    No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                              Yes [ ]    No [X]

Number of Common Shares outstanding at October 31, 2005: 14,467,847 shares.

                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                     INDEX


PART I  - FINANCIAL INFORMATION......................................   1

Item 1  - Financial Statements.......................................   1

          Condensed Consolidated Balance Sheets at
          September 30, 2005 and December 31, 2004 (Unaudited).......   1

          Condensed Consolidated Statements of Earnings
          for the Three and Nine Months Ended September 30,
          2005 and 2004 (Unaudited)..................................   2

          Condensed Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 2005 and 2004
          (Unaudited)................................................  3-4

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)................................................  5-41

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations.............. 42-67

Item 3  - Quantitative and Qualitative Disclosures
          About Market Risk..........................................   68

Item 4  - Controls and Procedures....................................   68

PART II - OTHER INFORMATION..........................................   69

Item 1  - Legal Proceedings..........................................   69

Item 4  - Submission of Matters to a Vote of Security Holders........   69

Item 6  - Exhibits and Reports on Form 8-K........................... 69-70

SIGNATURE............................................................   71

                                           PART I
                                    FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                            GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)
                        (In thousands, except shares and per share data)

                                                      September 30, 2005   December 31, 2004
                                                      ------------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents.............................   $  98,962           $  23,714
  Receivables, net......................................     212,161             101,692
  Inventories...........................................     130,108              93,500
  Prepaid expenses and other............................       3,666              11,265
  Deferred income taxes.................................       2,292               1,834
                                                           ---------           ---------
    Total current assets................................     447,189             232,005
                                                           ---------           ---------
Property, plant and equipment...........................     745,218             671,851
Less accumulated depreciation and amortization..........    (292,683)           (265,475)
                                                           ---------           ---------
                                                             452,535             406,376
                                                           ---------           ---------
Goodwill................................................      50,592              40,303
Other assets............................................      24,129              23,722
                                                           ---------           ---------
                                                           $ 974,445           $ 702,406
                                                           =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................   $ 149,150           $  75,554
  Accrued expenses......................................      83,881              53,279
                                                           ---------           ---------
    Total current liabilities...........................     233,031             128,833
                                                           ---------           ---------
Long-term debt..........................................     274,742             292,759
Deferred income taxes...................................      72,785              41,039
Other liabilities and deferred income...................      23,418              23,336
Commitments and contingencies (Note 10)
Stockholders' equity:
  Preferred stock, par value $.01 per share,
    10,000,000 shares authorized, none issued
  Common stock, par value $.01 per share,
    50,000,000 shares authorized, 18,219,827 and
    16,085,631 shares issued............................         182                 161
  Additional paid-in capital............................     212,165             135,407
  Retained earnings.....................................     194,576             117,325
                                                           ---------           ---------
                                                             406,923             252,893
  Less common stock in treasury - at cost,
    3,751,980 shares....................................     (36,454)            (36,454)
                                                           ---------           ---------
    Total stockholders' equity..........................     370,469             216,439
                                                           ---------           ---------
                                                           $ 974,445           $ 702,406
                                                           =========           =========

See accompanying notes to Condensed Consolidated Financial Statements.

                                             1

                             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                           (Unaudited)
                              (In thousands, except per share data)

                                                         Three Months Ended      Nine Months Ended
                                                            September 30,           September 30,
                                                       ---------------------   ----------------------
                                                          2005        2004        2005        2004
                                                       ---------   ---------   ---------   ----------
Net revenues.........................................  $1,085,225  $ 642,439   $2,660,309  $1,837,282
                                                       ----------  ---------   ----------  ----------
Cost of products sold (excluding depreciation
  and amortization)..................................     920,408    564,563    2,295,082   1,582,656
Operating expenses...................................      53,901     42,158      148,889     129,895
Depreciation and amortization........................       9,973      9,024       30,435      27,342
Selling, general and administrative expenses.........      15,431     10,110       35,072      28,362
Net loss/(gain) on the disposal/write-down of
  assets, including assets held for sale.............       1,055       (889)         835        (327)
Gain from insurance settlement due to fire incident..           -       (958)      (3,688)       (958)
                                                       ----------   --------   ----------  ----------
Operating income.....................................      84,457     18,431      153,684      70,312
Interest expense.....................................      (5,783)    (7,173)     (19,159)    (25,222)
Costs associated with early debt extinguishment......          17          -       (2,082)    (10,875)
Amortization of financing costs......................        (398)    (1,012)      (2,398)     (7,827)
Interest and investment income.......................         479         57          967         138
                                                       ----------  ---------   ----------  ----------
Earnings from continuing operations before
  income taxes.......................................      78,772     10,303      131,012      26,526
Provision for income taxes...........................      32,132      4,328       53,776      10,934
                                                       ----------  ---------   ----------  ----------
Earnings from continuing operations .................      46,640      5,975       77,236      15,592

Earnings/(loss) from discontinued operations,
  net of income tax (provision)/benefit of ($7),
  ($9) and $61.......................................           -         12           15         (99)
                                                       ----------  ---------   ----------  ----------
Net earnings.........................................  $   46,640  $   5,987   $   77,251  $   15,493
                                                       ==========  =========   ==========  ==========
Net earnings (loss) per common share:
  Basic
    Continuing operations............................  $    3.43   $    0.49   $     5.88  $     1.45
    Discontinued operations..........................          -           -            -       (0.01)
                                                       ---------   ---------   ----------  ----------
                                                       $    3.43   $    0.49   $     5.88  $     1.44
                                                       =========   =========   ==========  ==========
  Assuming dilution
    Continuing operations............................  $    3.38   $    0.48   $     5.80  $     1.42
    Discontinued operations..........................          -            -           -       (0.01)
                                                       ---------   ---------   ----------  ----------
                                            $    3.38   $    0.48   $     5.80  $     1.41
                                                       =========   =========   ==========  ==========

See accompanying notes to Condensed Consolidated Financial Statements.

                                             2

                             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                         (In thousands)
                                                                            Nine Months
                                                                        Ended September 30,
                                                                      -----------------------
                                                                         2005          2004
                                                                      ---------     ---------
Cash flows from operating activities:
  Net earnings....................................................    $  77,251     $  15,493
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization from continuing operations........       30,435        27,342
  Depreciation and amortization from discontinued operations......            -            88
  Amortization of financing costs.................................        2,398         7,827
  Deferred income taxes...........................................       27,566         4,037
  Deferred crude oil purchase discounts...........................          925         2,051
  Net loss/(gain) on the disposal of assets from continuing
    operations, including assets held for sale....................          835          (327)
  Net (gain) on the disposal of assets from discontinued
    operations, including assets held for sale....................          (22)          (36)
  Gain from insurance settlement of fire incident.................       (3,688)         (958)
  Income tax benefit from exercise of stock options...............          838           718
  Cash balance plan contribution..................................       (2,039)       (1,828)
  Changes in operating assets and liabilities
    (Increase) in receivables.....................................      (98,408)      (16,829)
    (Increase) decrease in inventories............................      (31,810)       24,422
    Decrease in prepaid expenses..................................        8,341         1,367
    (Increase) in other assets....................................         (170)       (2,904)
    Increase in accounts payable..................................       68,022         8,431
    Increase in accrued expenses..................................       20,938           292
    Increase in other liabilities.................................        1,521         2,593
                                                                      ---------     ---------
Net cash provided by operating activities.........................      102,933        71,779
                                                                      ---------     ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment.......................      (48,390)      (39,842)
  Acquisition activity............................................      (39,405)            -
  Proceeds from assets held for sale..............................        1,948         9,354
  Yorktown refinery acquisition contingent payment................            -       (15,300)
  Proceeds from insurance settlement of fire incident.............        3,688         3,032
  Proceeds from sale of property, plant and equipment and
    other assets..................................................        2,213         1,765
  Funding of restricted cash escrow funds.........................      (21,883)            -
  Release of restricted cash escrow funds.........................       21,883             -
                                                                      ---------     ---------
Net cash used in investing activities.............................      (79,946)      (40,991)
                                                                      ---------     ---------
Cash flows from financing activities:
  Payments of long-term debt......................................      (18,828)     (205,616)
  Proceeds from issuance of long-term debt........................            -       147,467
  Long-term debt issuance costs...................................            -        (3,000)
  Proceeds from line of credit....................................       51,245        10,000
  Payments on line of credit......................................      (53,959)      (27,573)
  Net proceeds from issuance of common stock......................       74,406        57,374
  Proceeds from exercise of stock options.........................          564         1,418
  Deferred financing costs........................................       (1,167)       (3,834)
                                                                      ---------     ---------
Net cash provided by (used in) financing activities...............       52,261       (23,764)
                                                                      ---------     ---------
Net increase in cash and cash equivalents.........................       75,248         7,024
  Cash and cash equivalents:
    Beginning of period...........................................       23,714        27,263
                                                                      ---------     ---------
    End of period.................................................    $  98,962     $  34,287
                                                                      =========     =========

                                              3

Significant Noncash Investing and Financing Activities. In the first quarter of 2005, we transferred $118,000 of property, plant and equipment to other assets. In the second quarter of 2005, we contributed 34,196 newly issued shares of our common stock, valued at $972,000, to our 401(k) plan as a discretionary contribution for the year 2004. In connection with our acquisition activity, we assumed approximately $18,362,000 of liabilities.

At September 30, 2005, approximately $5,810,000 of purchases of property, plant and equipment had not been paid and, accordingly, were accrued in accounts payable and accrued liabilities. In the first quarter of 2004, we contributed 49,046 newly issued shares of our common stock, valued at $900,000, to our 401(k) plan as a discretionary contribution for the year 2003.

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

     In addition, our wholesale distribution subsidiaries distribute commercial wholesale petroleum products primarily in Arizona and New Mexico.

     We have three business segments:

     -  our refining group;
     -  our retail group; and
     -  our wholesale group.

     See Note 9 for a further discussion of our business segments.

Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, hereafter referred to as generally accepted accounting principles, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included. These adjustments and reclassifications are of a normal recurring nature, with the exception of discontinued operations (see Note 4). Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     We have made certain reclassifications to our 2004 financial statements and notes to conform to the financial statement classifications used in the current year. These reclassifications relate primarily to discontinued operations reporting (see Note 4). They had no effect on reported earnings or stockholders' equity.

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

                                        Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                        ------------------    ------------------
                                          2005       2004       2005       2004
                                        -------    -------    -------    -------
                                          (In thousands, except per share data)
Net earnings, as reported.............  $46,640    $ 5,987    $77,251    $15,493
Deduct: Total stock-based employee
  compensation expense determined
  under the fair value based method
  for all awards, net of related
  tax effect..........................        -        (24)       (24)      (123)
                                        -------    -------    -------    -------
Pro forma net earnings................  $46,640    $ 5,963    $77,227    $15,370
                                        =======    =======    =======    =======
Earnings per share:
  Basic - as reported.................  $  3.43    $  0.49    $  5.88    $  1.44
                                        =======    =======    =======    =======
  Basic - pro forma...................  $  3.43    $  0.49    $  5.88    $  1.44
                                        =======    =======    =======    =======
  Diluted - as reported...............  $  3.38    $  0.48    $  5.80    $  1.41
                                        =======    =======    =======    =======
  Diluted - pro forma.................  $  3.38    $  0.48    $  5.80    $  1.40
                                        =======    =======    =======    =======

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment" that revised SFAS No. 123. This revision requires us to measure the cost of employee services received in exchange for stock options granted using the fair value method as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We will adopt this statement beginning January 1, 2006. We do not expect this statement to have a material impact on our financial statements.

Current Pronouncements

     The Emerging Issues Task Force (EITF) of the FASB, under Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, reached a consensus in September 2005 that some or all of such buy/sell arrangements should be accounted for at historical cost pursuant to the guidance in paragraph 21(a) of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Our buy/sell arrangements with a single counterparty are reported on a net basis and, accordingly, we believe we are in compliance with this EITF.

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

     In June 2005, the EITF Task Force reached a consensus in Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements". The consensus provides that leasehold improvements placed in service at the beginning of the lease term, should be amortized over the lesser of the useful life of the assets or the lease term, including renewals reasonably assured at the date the leasehold improvements are purchased. We do not expect this consensus to have a material impact on our financial statements.

     On July 14, 2005, FASB issued an exposure draft of a proposed interpretation, "Accounting for Uncertain Tax Positions-An Interpretation of FASB Statement 109". The proposed effective date is December 15, 2005 but has been deferred to 2006. Under FASB's proposal, the initial recognition of uncertain tax benefits would be based on whether the underlying tax position is "probable" of being sustained under audit by the relevant taxing authority. The "probable" confidence threshold would be based on the definition of probable in FASB Statement No. 5, "Accounting for Contingencies". We will monitor the status of this exposure draft and evaluate the effects, if any, on our financial statements in the future.

     In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets - An Amendment of AB Opinion 29". The basic principle in Opinion 29 provides that nonmonetary exchanges should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, provides an exception to this principle if the exchange involves similar productive assets. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We do not expect this pronouncement to have a material impact on our financial statements.

     In October 2004, the EITF reached a consensus on Issue No. 04-10, "Determining whether to aggregate operating segments that do not meet the quantitative thresholds". This EITF provides guidance on when operating segments that do not meet the quantitative thresholds can be aggregated. In summary, in order to aggregate such operating segments, aggregation must be consistent with the basic principles of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", have similar economic characteristics, and share a majority of certain business attributes. We do not expect this EITF to have a material impact on our financial statement presentation.

     In November 2004, the EITF reached a consensus in Issue No. 03-13, "Applying the conditions in Par. 42 of SFAS 144, in determining whether to report discontinued operations". The consensus provides that classification of a disposed component as a discontinued operation is appropriate only if the entity does not have continuing direct cash flows and does not retain an interest, contract, or other arrangement sufficient to enable it to exert significant influence over the disposed component's operating and financial policies after the disposal transaction. We do not expect this consensus to have a material impact on our financial statements.

NOTE 2 - INVENTORIES:

     Our inventories consist of the following:

                                      September 30, 2005    December 31, 2004
                                      ------------------    -----------------
                                                    (In thousands)
First-in, first-out ("FIFO") method:
  Crude oil............................     $ 77,544           $ 44,435
  Refined products.....................      113,584             68,863
  Refinery and shop supplies...........       13,186             12,330
  Merchandise..........................        6,544              3,092
Retail method:
  Merchandise..........................        8,895              9,419
                                            --------           --------
    Subtotal...........................      219,753            138,139
Adjustment for last-in,
  first-out ("LIFO") method............      (89,645)           (44,639)
                                            --------           --------
    Total..............................     $130,108           $ 93,500
                                            ========           ========

     The portion of inventories valued on a LIFO basis totaled $81,301,000 and $63,956,000 at September 30, 2005 and December 31, 2004, respectively. The information in the following paragraph will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at September 30, 2005 and 2004, net earnings and diluted earnings per share would have been higher as follows:

                                   Three Months Ended    Nine Months Ended
                                     September 30,         September 30,
                                   ------------------    ------------------
                                     2005       2004       2005       2004
                                   -------    -------    -------    -------
                                     (In thousands, except per share data)
Net earnings...................    $ 14,285   $11,404    $ 26,531   $23,934
Diluted earnings per share.....    $   1.04   $  0.91    $   1.99   $  2.18

     For interim reporting purposes, inventory increments expected to be liquidated by year-end are valued at the most recent acquisition costs, and inventory liquidations that are expected to be reinstated by year-end are ignored for LIFO inventory valuation calculations. The LIFO effects of inventory increments not expected to be liquidated by year-end, and the LIFO effects of inventory liquidations not expected to be reinstated by year-end, are recorded in the period such increments and liquidations occur.

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

     The LIFO layers that were liquidated were deemed to be a permanent liquidation. There were no LIFO layers liquidated in the first nine months of 2005.

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS:

     At September 30, 2005 and December 31, 2004, we had goodwill of $50,592,000 and $40,303,000, respectively.

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

                                         Refining    Retail       Wholesale
                                          Group      Group          Group           Total
                                         --------   -------   -----------------    -------
                                                              Phoenix    Dial
                                                               Fuel       Oil
                                                              -------   -------
                                                        (In thousands)
Balance as of January 1, 2005..........  $21,153    $ 4,414   $14,736   $     -   $40,303
Goodwill associated with
  Dial Oil purchase*...................        -          -         -    10,289    10,289
                                         -------    -------   -------   -------   -------
Balance as of September 30, 2005.......  $21,153    $ 4,414   $14,736   $10,289   $50,592
                                         =======    =======   =======   =======   =======

     *See Note 11, "Acquisitions" for additional information regarding the purchase of Dial Oil Co ("Dial Oil").

     A summary of intangible assets that are included in "Other Assets" in the Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004 is presented below:

                                                 September 30, 2005                    December 31, 2004
                                       ------------------------------------   ------------------------------------
                                         Gross                        Net       Gross                        Net
                                       Carrying     Accumulated    Carrying   Carrying     Accumulated    Carrying
                                         Value      Amortization     Value      Value      Amortization     Value
                                       --------     ------------   --------   --------     ------------   --------
                                                                      (In thousands)
Amortized intangible assets:
  Rights-of-way.....................    $ 3,696       $ 2,829      $   867     $ 3,630       $ 2,708      $   922
  Contracts.........................      1,376         1,198          178       1,367         1,109          258
  Licenses and permits..............      1,214           489          725       1,096           379          717
                                        -------       -------      -------     -------       -------      -------
                                          6,286         4,516        1,770       6,093         4,196        1,897
                                        -------       -------      -------     -------       -------      -------
Unamortized intangible assets:
  Liquor licenses...................      8,335             -        8,335       7,315             -        7,315
                                        -------       -------      -------     -------       -------      -------
Total intangible assets.............    $14,621       $ 4,516      $10,105     $13,408       $ 4,196      $ 9,212
                                        =======       =======      =======     =======       =======      =======

     Intangible asset amortization expense for the three and nine months ended September 30, 2005 was approximately $121,000 and $320,000, respectively. Intangible asset amortization expense for the three and nine months ended September 30, 2004 was $98,000 and $303,000, respectively. Estimated amortization expense for the rest of this fiscal year and the next five fiscal years is as follows:

             2005 Remainder....................     $102,000
             2006..............................      412,000
             2007..............................      263,000
             2008..............................      221,000
             2009..............................      219,000
             2010..............................       94,000

NOTE 4 - DISCONTINUED OPERATIONS AND ASSET DISPOSALS:

     The following table contains information regarding our discontinued operations, all of which are included in our retail group.

                                         Three Months Ended   Nine Months Ended
                                            September 30,        September 30,
                                         ------------------   -----------------
                                           2005     2004       2005      2004
                                          ------   ------     ------   -------
                                                      (In thousands)
Net revenues...........................   $    -   $  (10)    $    -   $ 1,267
                                          ------   ------     ------   -------
Net operating income/(loss)............   $    -   $  (17)    $    2   $  (196)
Gain on disposal.......................   $    -   $  161     $   22   $   533
Impairment and other write-downs.......   $    -   $ (125)    $    -   $  (497)
                                          ------   ------     ------   -------
Gain/(loss) before income taxes........   $    -   $   19     $   24   $  (160)
                                          ------   ------     ------   -------
Net earnings/(loss)....................   $    -   $   12     $   15   $   (99)

     During the first half of 2005, we sold a piece of vacant land for approximately $1,714,000 and recorded a gain on sale of approximately $118,000. In the third quarter of 2005, we sold a piece of land that was part of one of our stores to the State of New Mexico for approximately $85,000 and recorded a gain on sale of approximately $52,000.

     In the first half of 2005, we sold a closed store for approximately $149,000 and recorded a gain on sale of approximately $22,000.

     In the third quarter of 2005, we also recorded an impairment loss of $1,284,000 on certain refinery assets that we significantly changed the extent to which these assets were to be used.

NOTE 5 - ASSET RETIREMENT OBLIGATIONS:

     SFAS No. 143, "Accounting for Asset Retirement Obligations", addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an Asset Retirement Obligation ("ARO") be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated Asset Retirement Cost ("ARC") is capitalized as part of the carrying amount of the long-lived asset. Our legally restricted assets that are set aside for purposes of settling ARO liabilities are approximately $336,000 as of September 30, 2005. These assets are set aside to fund costs associated with the closure of certain solid waste management facilities.

     In March 2005, the FASB issued Interpretation 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). This interpretation clarifies the term conditional asset retirement obligation as used in SFAS No. 143. Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Clarity is also provided regarding when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We believe that this interpretation will not have a material impact on our financial statements. In addition, we continue to monitor our operations for potential FIN 47 issues. FIN 47 is to be applied no later than the end of fiscal years ending after December 15, 2005.

     We have identified the following ARO's:

     1. Landfills - pursuant to Virginia law, the two solid waste management facilities at our Yorktown refinery must satisfy closure and post-closure care and financial responsibility requirements.

     2. Crude Pipelines - our right-of-way agreements generally require that pipeline properties be returned to their original condition when the agreements are no longer in effect. This means that the pipeline surface facilities must be dismantled and removed and certain site reclamation performed. We do not believe these right-of-way agreements will require us to remove the underground pipe upon taking the pipeline permanently out of service. Regulatory requirements, however, may mandate that such out-of-service underground pipelines be purged.

     3. Storage Tanks - we have a legal obligation under applicable law to remove or close in place certain underground and aboveground storage tanks, both on owned property and leased property, once they are taken out of service. Under some lease arrangements, we also have committed to restore the leased property to its original condition.

     The following table reconciles the beginning and ending aggregate carrying amount of our ARO's for the nine months ended September 30, 2005 and the year ended December 31, 2004.

                                         September 30,    December 31,
                                             2005             2004
                                         -------------    ------------
                                                 (In thousands)
Liability beginning of year...........     $2,272            $2,223
Liabilities incurred..................        109                57
Liabilities settled...................        (82)             (259)
Accretion expense.....................        211               251
                                           ------            ------
Liability end of period...............     $2,510            $2,272
                                           ======            ======

     Our ARO's are recorded in "Other Liabilities and Deferred Income" on our Condensed Consolidated Balance Sheets.

NOTE 6 - LONG-TERM DEBT:

     Our long-term debt consisted of the following:

                                                         September 30,    December 31,
                                                             2005             2004
                                                         -------------    ------------
                                                                  (In thousands)
11% senior subordinated notes, due 2012, net of
  unamortized discount of $2,958 and $3,635,
  interest payable semi-annually.....................      $127,043         $145,194
8% senior subordinated notes, due 2014, net of
  unamortized discount of $2,301 and $2,435,
  interest payable semi-annually.....................       147,699          147,565
                                                           --------         --------
  Total                                                    $274,742         $292,759
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

     In addition, subject to certain conditions, we are obligated to offer to repurchase a portion of the notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, we would be required to offer to repurchase all of the notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At September 30, 2005, retained earnings available for dividends under the most restrictive terms of the indentures were approximately $65,138,000.

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

     The interest rate applicable to the Credit Facility is based on various short-term indices. At September 30, 2005, this rate was approximately 5.7% per annum. We are required to pay a quarterly commitment fee of between .25% and .50% of the unused amount of the facility depending on our ratio of total debt to EBITDA (as defined in the Credit Facility).

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

     At September 30, 2005, there were no direct borrowings outstanding under the Credit Facility. At September 30, 2005, there were, however, $8,379,000 of irrevocable letters of credit outstanding, primarily to crude oil suppliers, insurance companies, and regulatory agencies. At December 31, 2004, there were no direct borrowings and $12,068,000 of irrevocable letters of credit outstanding primarily to crude oil suppliers, insurance companies, and regulatory agencies.

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

NOTE 7 - PENSION AND POST-RETIREMENT BENEFITS:

     The components of the Net Periodic Benefit Cost are as follows:

                                                             Yorktown
                                                        Cash Balance Plan
                                          -----------------------------------------------
                                            Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                          ----------------------   ----------------------
                                            2005         2004        2005         2004
                                          ---------    ---------   ---------    ---------
Service cost...........................   $ 339,000    $ 345,000   $1,017,000   $1,035,000
Interest cost..........................     168,000      135,000      504,000      403,000
Expected return on plan assets.........     (69,000)     (29,000)    (208,000)     (86,000)
Amortization of prior service cost.....     (27,000)           -      (80,000)           -
Amortization of net loss...............      15,000            -       45,000            -
                                          ---------    ---------   ----------   ----------
Net Periodic Benefit Cost..............   $ 426,000    $ 451,000   $1,278,000   $1,352,000
                                          =========    =========   ==========   ==========

                                                             Yorktown
                                                       Retiree Medical Plan
                                          -----------------------------------------------
                                            Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                          ----------------------   ----------------------
                                            2005         2004        2005         2004
                                          ---------    ---------   ---------    ---------
Service cost...........................   $  55,000     $ 52,000   $ 165,000    $ 156,000
Interest cost..........................      55,000       49,000     165,000      146,000
Expected return on plan assets.........           -            -           -            -
Amortization of prior service costs....           -            -           -            -
Amortization of net loss...............       4,000        4,000      12,000       13,000
                                          ---------    ---------   ---------    ---------
Net Periodic Benefit Cost..............   $ 114,000    $ 105,000   $ 342,000    $ 315,000
                                          =========    =========   =========    =========

     In September 2005, we made a cash contribution of $2,039,000 to the Cash Balance Plan for the 2004 plan year.

NOTE 8 - EARNINGS PER SHARE:

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                     Three Months Ended      Nine Months Ended
                                                        September 30,          September 30,
                                                    ---------------------  ---------------------
                                                       2005        2004       2005       2004
                                                    ----------  ---------  ----------  ---------
Numerator                                                          (In thousands)
Earnings from continuing operations..............   $   46,640  $   5,975  $   77,236  $  15,592
Earnings/(loss) from discontinued operations.....            -         12          15        (99)
                                                    ----------  ---------  ----------  ---------
Net earnings.....................................   $   46,640  $   5,987  $   77,251  $  15,493
                                                    ==========  =========  ==========  =========

                                                     Three Months Ended      Nine Months Ended
                                                        September 30,          September 30,
                                                    ---------------------   ---------------------
                                                       2005        2004        2005       2004
                                                    ----------  ---------   ----------  ---------
Denominator
Basic - weighted average shares outstanding......   13,611,847  12,242,994  13,137,526  10,693,386
Effect of dilutive stock options.................      174,937     253,210     187,160     267,298
                                                    ----------  ----------  ----------  ----------
Diluted - weighted average shares outstanding....   13,786,784  12,496,204  13,324,686  10,960,684
                                                    ==========  ==========  ==========  ==========

                                                     Three Months Ended      Nine Months Ended
                                                        September 30,          September 30,
                                                    ---------------------  ---------------------
                                                       2005        2004       2005       2004
                                                    ----------  ---------  ----------  ---------
Basic Earnings (Loss) Per Share
Earnings from continuing operations..............   $     3.43  $    0.49  $     5.88  $    1.45
Loss from discontinued operations................            -          -           -      (0.01)
                                                    ----------  ---------  ----------  ---------
Net earnings.....................................   $     3.43  $    0.49  $     5.88  $    1.44
                                                    ==========  =========  ==========  =========

                                                     Three Months Ended      Nine Months Ended
                                                        September 30,          September 30,
                                                    ---------------------  ---------------------
                                                       2005        2004       2005       2004
                                                    ----------  ---------  ----------  ---------
Diluted Earnings (Loss) Per Share
Earnings from continuing operations..............   $     3.38  $    0.48  $     5.80  $    1.42
Loss from discontinued operations................            -          -           -      (0.01)
                                                    ----------  ---------  ----------  ---------
Net earnings.....................................   $     3.38  $    0.48  $     5.80  $    1.41
                                                    ==========  =========  ==========  =========

     In March 2005, we issued 1,000,000 shares of common stock. In April 2005, we contributed 34,196 newly issued shares of our common stock, valued at $972,000, to our 401(k) plan as a discretionary contribution for the year 2004.

     In September 2005, we issued 1,000,000 shares of our common stock and received approximately $52,057,000, net of expenses. We intend to use the proceeds for general corporate purposes, including to test and take other actions required to place our recently acquired crude oil pipeline in service, and for possible future acquisitions.

     In February 2004, we contributed 49,046 newly issued shares of our common stock to our 401(k) plan as a discretionary contribution for the year 2003.

NOTE 9 - BUSINESS SEGMENTS:

     We are organized into three operating segments based on manufacturing and marketing criteria. These segments are the refining group, the retail group and the wholesale group (formerly known as Phoenix Fuel). A description of each segment and its principal products follows:

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

RETAIL GROUP

     Our retail group operates service stations, which include convenience stores or kiosks. Our service stations sell various grades of gasoline, diesel fuel, general merchandise, including tobacco and alcoholic and nonalcoholic beverages, and food products to the general public. Our refining group or our wholesale group supplies the gasoline and diesel fuel that our retail group sells. We purchase general merchandise and food products from various suppliers. At September 30, 2005, our retail group operated 124 service stations with convenience stores or kiosks.

WHOLESALE GROUP

     Our wholesale group consists of Phoenix Fuel and Dial Oil (See Note 11, "Acquisitions", for further information). Our wholesale group primarily distributes commercial wholesale petroleum products. Our wholesale group includes several lubricant and bulk petroleum distribution plants, an unmanned fleet fueling operation, a bulk lubricant terminal facility, a fleet of finished product and lubricant delivery trucks, and 12 service stations acquired in the Dial Oil acquisition. We purchase petroleum fuels and lubricants from suppliers and to a lesser extent from our refining group.

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

     Disclosures regarding our reportable segments with a reconciliation to consolidated totals for the three and nine months ended September 30, 2005 and 2004, are presented below. The tables pertaining to the three and nine months ended September 30, 2004 do not include the results of Dial Oil.

                                                      As of and for the Three Months Ended September 30, 2005
                                            -------------------------------------------------------------------------
                                                                Wholesale Group
                                                                ---------------
                                            Refining   Retail   Phoenix    Dial             Reconciling
                                              Group    Group      Fuel     Oil      Other      Items     Consolidated
                                            -------------------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $158,251
    Yorktown operations..................    483,941
                                            --------
      Total..............................    642,192    95,335   231,136    52,254         -          -     1,020,917
  Merchandise and lubricants.............          -    38,286     8,816     8,560         -          -        55,662
  Other..................................      3,520     3,893       499       667        67          -         8,646
                                            --------  --------  --------  --------  --------   --------     ---------
      Total..............................    645,712   137,514   240,451    61,481        67          -     1,085,225
                                            --------  --------  --------  --------  --------   --------     ---------
Intersegment net revenues:
  Finished products......................     95,704         -    21,978         -         -   (117,682)            -
  Merchandise and lubricants.............          -         -         -        14         -        (14)            -
  Other..................................      5,026         -        33        94         -     (5,153)            -
                                            --------  --------  --------  --------  --------   --------     ---------
      Total..............................    100,730         -    22,011       108         -   (122,849)            -
                                            --------  --------  --------  --------  --------   --------     ---------
Total net revenues.......................    746,442   137,514   262,462    61,589        67   (122,849)    1,085,225
Less net revenues of discontinued
  operations.............................          -         -         -         -         -          -             -
                                            --------  --------  --------  --------  --------   --------     ---------
Net revenues of continuing operations....    746,442   137,514   262,462    61,589        67   (122,849)    1,085,225
                                            ========  ========  ========  ========  ========   ========     =========




                                                      As of and for the Three Months Ended September 30, 2005
                                            -------------------------------------------------------------------------
                                                                Wholesale Group
                                                                ---------------
                                            Refining   Retail   Phoenix    Dial             Reconciling
                                              Group    Group      Fuel     Oil      Other      Items     Consolidated
                                            -------------------------------------------------------------------------
                                                                     (In thousands)
Operating income (loss):
  Four Corners operations................   $ 32,968
  Yorktown operations....................     52,288
                                            --------
      Total operating income (loss)
        before corporate allocation......   $ 85,256     3,804     6,641     1,509   (11,698)    (1,055)       84,457
Corporate allocation.....................     (6,073)   (3,820)   (1,120)     (184)   11,197          -             -
                                            --------  --------  --------  --------  --------   --------     ---------
Total operating income (loss) after
  corporate allocation...................     79,183       (16)    5,521     1,325      (501)    (1,055)       84,457
Discontinued operations (gain) loss......          -         -         -         -         -          -             -
                                            --------  --------  --------  --------  --------   --------     ---------
  Operating income (loss) from
    continuing operations................   $ 79,183       (16)    5,521     1,325      (501)    (1,055)       84,457
                                            ========  ========  ========  ========  ========   ========     =========
Interest expense.........................                                                                      (5,783)
Costs associated with early
  debt extinguishment....................                                                                          17
Amortization and write-offs of
  financing costs........................                                                                        (398)
Interest and investment income...........                                                                         479
                                                                                                            ---------
Earnings from continuing operations
  before income taxes....................                                                                   $  78,772
                                                                                                            =========
Depreciation and amortization:
  Four Corners operations................   $  4,267
  Yorktown operations....................      2,653
                                            --------
      Total..............................   $  6,920     2,042       389       420       202          -         9,973
  Less discontinued operations...........          -         -         -         -         -          -             -
                                            --------  --------  --------  --------  --------   --------     ---------
  Continuing operations..................   $  6,920     2,042       389       420       202          -         9,973
                                            ========  ========  ========  ========  ========   ========     =========
Total assets.............................   $585,563   104,302   117,950    56,033   110,597          -       974,445
Capital expenditures.....................   $ 27,692     1,221       470        58       252          -        29,693


                                                         25

                                                As of and for the Three Months Ended September 30, 2004**
                                            ----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            ----------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $116,983
    Yorktown operations..................    261,041
                                            --------
    Total................................   $378,024  $ 63,121  $149,543  $      -   $       -    $  590,688
  Merchandise and lubricants.............          -    36,276     8,393         -           -        44,669
  Other..................................      2,873     3,539       506       154           -         7,072
                                            --------  --------  --------  --------   ---------    ----------
    Total................................    380,897   102,936   158,442       154           -       642,429
                                            --------  --------  --------  --------   ---------    ----------
Intersegment net revenues:
  Finished products......................     50,653         -    14,883         -     (65,536)            -
  Other..................................      3,887         -         -         -      (3,887)            -
                                            --------  --------  --------  --------   ---------    ----------
    Total................................     54,540         -    14,883         -     (69,423)            -
                                            --------  --------  --------  --------   ---------    ----------
Total net revenues.......................    435,437   102,936   173,325       154     (69,423)      642,429
Less net revenues of discontinued
  operations.............................          -        10        -         -           -             10
                                            --------  --------  --------  --------   ---------    ----------
Net revenues of continuing operations....   $435,437  $102,946  $173,325  $    154   $ (69,423)   $  642,439
                                            ========  ========  ========  ========   =========    ==========
Operating income (loss):
  Four Corners operations................   $  8,150
  Yorktown operations....................     11,652
                                            --------
Total operating income (loss) before
  corporate allocation...................   $ 19,802  $  1,428  $  2,216  $ (6,879)  $   1,883    $   18,450
Corporate allocation.....................     (3,273)   (1,895)     (574)    5,742           -             -
                                            --------  --------  --------  --------   ---------    ----------
Total operating income (loss) after
  corporate allocation...................     16,529      (467)    1,642    (1,137)      1,883        18,450
Discontinued operations loss/(gain)......          -        17         -         -         (36)          (19)
                                            --------  --------  --------  --------   ---------    ----------
Operating income (loss)
  from continuing operations.............   $ 16,529  $   (450) $  1,642  $ (1,137)  $   1,847        18,431
                                            ========  ========  ========  ========   =========
Interest expense.........................                                                             (7,173)
Amortization and write-offs of
  financing costs........................                                                             (1,012)
Interest income..........................                                                                 57
                                                                                                  ----------
Earnings from continuing operations
  before income taxes....................                                                         $   10,303
                                                                                                  ==========



                                                As of and for the Three Months Ended September 30, 2004**
                                            ----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            ----------------------------------------------------------------
                                                                     (In thousands)
Depreciation and amortization:
  Four Corners operations................   $  4,045
  Yorktown operations....................      2,275
                                            --------
    Total................................   $  6,320  $  2,119  $    380  $    211   $       -    $    9,030
    Less discontinued operations.........          -        (6)        -         -            -           (6)
                                            --------  --------  --------  --------   ---------    ----------
    Continuing operations................   $  6,320  $  2,113  $    380  $    211   $       -    $    9,024
                                            ========  ========  ========  ========   =========    ==========
Total assets.............................   $471,659  $107,278  $ 85,719  $ 50,328   $       -    $  714,984
Capital expenditures.....................   $ 16,438  $    919  $    500  $    135   $       -    $   17,992
Yorktown refinery acquisition
  contingent payment.....................   $  3,605  $      -  $      -  $      -   $       -    $    3,605

**Information does not include Dial Oil.



































                                                 27

                                                       As of and for the Nine Months Ended September 30, 2005
                                            -------------------------------------------------------------------------
                                                                Wholesale Group
                                                                ---------------
                                            Refining   Retail   Phoenix    Dial             Reconciling
                                              Group    Group      Fuel     Oil      Other      Items     Consolidated
                                            -------------------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations.............. $  428,402
    Yorktown operations..................  1,193,325
                                           ---------
      Total..............................  1,621,727   235,463   584,940    52,254         -          -     2,494,384
  Merchandise and lubricants.............          -   105,898    27,466     8,560         -          -       141,924
  Other..................................      9,415    11,952     1,589       667       378          -        24,001
                                            --------  --------  --------  --------  --------   --------     ---------
      Total..............................  1,631,142   353,313   613,995    61,481       378          -     2,660,309
                                            --------  --------  --------  --------  --------   --------     ---------
Intersegment net revenues:
  Finished products......................    206,956         -    55,823         -         -   (262,779)            -
  Merchandise and lubricants.............          -         -         -        14         -        (14)            -
  Other..................................     14,491         -        33        94         -    (14,618)            -
                                            --------  --------  --------  --------  --------   --------     ---------
      Total..............................    221,447         -    55,856       108         -   (277,411)            -
                                            --------  --------  --------  --------  --------   --------     ---------
Total net revenues.......................  1,852,589   353,313   669,851    61,589       378   (277,411)    2,660,309
Less net revenues of discontinued
  operations.............................          -         -         -         -         -          -             -
                                            --------  --------  --------  --------  --------   --------     ---------
Net revenues of continuing operations....  1,852,589   353,313   669,851    61,859       378   (277,411)    2,660,309
                                            ========  ========  ========  ========  ========   ========     =========







                                                       As of and for the Nine Months Ended September 30, 2005
                                            -------------------------------------------------------------------------
                                                                Wholesale Group
                                                                ---------------
                                            Refining   Retail   Phoenix    Dial             Reconciling
                                              Group    Group      Fuel     Oil      Other      Items     Consolidated
                                            -------------------------------------------------------------------------
                                                                     (In thousands)
Operating income (loss):
  Four Corners operations................   $ 58,978
  Yorktown operations....................     97,250
                                            --------
      Total operating income (loss)
        before corporate allocation......   $156,228     5,239    13,155     1,509   (25,298)     2,875       153,708
Corporate allocation.....................    (13,184)   (7,918)   (2,442)     (184)   23,728          -             -
                                            --------  --------  --------  --------  --------   --------     ---------
Total operating income (loss) after
  corporate allocation...................    143,044    (2,679)   10,713     1,325    (1,570)     2,875       153,708
Discontinued operations (gain) loss......          -        (2)        -         -         -        (22)          (24)
                                            --------  --------  --------  --------  --------   --------     ---------
  Operating income (loss) from
    continuing operations................   $143,044    (2,681)   10,713     1,325    (1,570)     2,853       153,684
                                            ========  ========  ========  ========  ========   ========
Interest expense.........................                                                                     (19,159)
Costs associated with early
  debt extinguishment....................                                                                      (2,082)
Amortization and write-offs of
  financing costs........................                                                                      (2,398)
Interest and investment income...........                                                                         967
                                                                                                            ---------
Earnings from continuing operations
  before income taxes....................                                                                   $ 131,012
                                                                                                            =========
Depreciation and amortization:
  Four Corners operations................   $ 12,438
  Yorktown operations....................      7,949
                                            --------
      Total..............................   $ 20,387     7,779     1,275       420       574          -        30,435
  Less discontinued operations...........          -         -         -         -         -          -             -
                                            --------  --------  --------  --------  --------   --------     ---------
  Continuing operations..................   $ 20,387     7,779     1,275       420       574          -        30,435
                                            ========  ========  ========  ========  ========   ========     =========
Total assets.............................   $585,563   104,302   117,950    56,033   110,597          -       974,445
Capital expenditures.....................   $ 51,416     3,231     1,504        58     1,181          -        57,390


                                                         29

                                                 As of and for the Nine Months Ended September 30, 2004**
                                            ----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            ------------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $  306,735
    Yorktown operations..................      784,587
                                            ----------
    Total................................   $1,091,322  $172,295  $427,261  $      -   $       -    $1,690,878
  Merchandise and lubricants.............            -   101,661    23,989         -           -       125,650
  Other..................................        8,934    11,171     1,430       486           -        22,021
                                            ----------  --------  --------  --------   ---------    ----------
    Total................................    1,100,256   285,127   452,680       486           -     1,838,549
                                            ----------  --------  --------  --------   ---------    ----------
Intersegment net revenues:
  Finished products......................      154,314         -    45,944         -    (200,258)            -
  Other..................................       11,653         -         -         -     (11,653)            -
                                            ----------  --------  --------  --------   ---------    ----------
    Total................................      165,967         -    45,944         -    (211,911)            -
                                            ----------  --------  --------  --------   ---------    ----------
Total net revenues.......................    1,266,223   285,127   498,624       486    (211,911)    1,838,549
Less net revenues of discontinued
  operations.............................            -    (1,267)        -         -           -        (1,267)
                                            ----------  --------  --------  --------   ---------    ----------
Net revenues of continuing operations....   $1,266,223  $283,860  $498,624  $    486   $(211,911)   $1,837,282
                                            ==========  ========  ========  ========   =========    ==========
Operating income (loss):
  Four Corners operations................   $   28,014
  Yorktown operations....................       47,899
                                            ----------
Total operating income (loss) before
  corporate allocation...................   $   75,913  $  5,030  $  7,290  $(19,402)  $   1,321    $   70,152
Corporate allocation.....................       (9,359)   (5,418)   (1,642)   16,419           -             -
                                            ----------  --------  --------  --------   ---------    ----------
Total operating income (loss) after
  corporate allocation...................       66,554      (388)    5,648    (2,983)      1,321        70,152
Discontinued operations loss/(gain)......            -       196         -         -         (36)          160
                                            ----------  --------  --------  --------   ---------    ----------
Operating income (loss)
  from continuing operations.............   $   66,554  $   (192) $  5,648  $ (2,983)  $   1,285        70,312
                                            ==========  ========  ========  ========   =========
Interest expense.........................                                                              (25,222)
Costs associated with early debt
  extinguishment.........................                                                              (10,875)
Amortization and write-offs of
  financing costs........................                                                               (7,827)
Interest income..........................                                                                  138
                                                                                                    ----------
Earnings from continuing operations
  before income taxes....................                                                           $   26,526
                                                                                                    ==========
                                                     30


Depreciation and amortization:
  Four Corners operations................   $   12,120
  Yorktown operations....................        6,667
                                            ----------
    Total................................   $   18,787  $  6,792  $  1,204  $    647   $       -    $   27,430
    Less discontinued operations.........            -       (88)        -         -           -           (88)
                                            ----------  --------  --------  --------   ---------    ----------
    Continuing operations................   $   18,787  $  6,704  $  1,204  $    647   $       -    $   27,342
                                            ==========  ========  ========  ========   =========    ==========
Total assets.............................   $  471,659  $107,278  $ 85,719  $ 50,328   $       -    $  714,984
Capital expenditures.....................   $   36,673  $  1,616  $  1,293  $    260   $       -    $   39,842
Yorktown refinery acquisition
  contingent payment.....................   $   15,300  $      -  $      -  $      -   $       -    $   15,300

** Information does not include Dial Oil.









































                                                  31

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

ENVIRONMENTAL AND LITIGATION ACCRUALS

     As of September 30, 2005 and December 31, 2004, we had environmental liability accruals of approximately $5,376,000 and $6,156,000, respectively, which are summarized below, and litigation accruals in the aggregate of $1,218,000 at September 30, 2005 and $525,000 at December 31, 2004. Environmental accruals are recorded in the current and long-term sections of our Condensed Consolidated Balance Sheets. Litigation accruals are recorded in the current section of our Condensed Consolidated Balance Sheets.

                       SUMMARY OF ACCRUED ENVIRONMENTAL CONTINGENCIES
                                      (In thousands)

                                            December 31,   Increase              September 30,
                                               2004       (Decrease)   Payments      2005
                                            ------------  ----------   --------  -------------
Yorktown Refinery.........................   $ 4,531       $   57       $ (787)     $ 3,801
Farmington Refinery.......................       570            -            -          570
Bloomfield Refinery.......................       251            -          (22)         229
Bloomfield - West Outfall.................        44            -          (44)           -
Bloomfield - River Terrace................         -          209          (67)         142
Bloomfield Tank Farm (Old Terminal).......        53            -           (8)          45
Ciniza - Solid Waste Management Units.....       274            -          (10)         264
Ciniza - Land Treatment Facility..........       186            -           (8)         178
Ciniza Well Closures......................       109            -         (109)           -
Retail Service Stations - Various.........       138          106         (163)          81
Other.....................................         -          211         (145)          66
                                             -------       ------       ------      -------
   Totals.................................   $ 6,156       $  583      $(1,363)     $ 5,376
                                             =======       ======       ======      =======

      Approximately $4,787,000 of our environmental accrual is for the following projects discussed below:

     - the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of our inactive Farmington refinery;
     - environmental obligations assumed in connection with our acquisitions of the Yorktown refinery and the Bloomfield refinery;
     - the remediation of hydrocarbon contamination discovered at the Bloomfield refinery after its purchase (the "West Outfall" and "River Terrace" contamination); and
     - hydrocarbon contamination on and adjacent to the 5.5 acres that we own in Bloomfield, New Mexico.

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

YORKTOWN CONSENT DECREE

     Environmental obligations assumed by us include BP's responsibilities relating to the Yorktown refinery under a consent decree among various parties covering many locations (the "Consent Decree"). Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. We assumed BP's responsibilities as of January 18, 2001, the date the Consent Decree was lodged with the court. As applicable to the Yorktown refinery, the Consent Decree requires, among other things, reduction of nitrous oxides, sulfur dioxide, and particulate matter emissions, and upgrades to the refinery's leak detection and repair program. We estimate that we will incur capital expenditures of between $20,000,000 and $27,000,000 to comply with the Consent Decree through 2006, and have expended approximately $6,115,000 of this amount through the third quarter of 2005. In addition, we estimate that we will incur operating expenses associated with the requirements of the Consent Decree of between $1,600,000 and $2,600,000 per year.

YORKTOWN 1991 ORDER

     In connection with the Yorktown acquisition, we also assumed BP's obligations under an administrative order issued in 1991 by the Environmental Protection Agency ("EPA") under the Resource Conservation and Recovery Act ("RCRA"). The order requires an investigation of certain areas of the refinery and the development of measures to correct any releases of contaminants or hazardous substances found in these areas. A RCRA Facility Investigation was conducted and approved conditionally by EPA in 2002. Following the investigation, a Risk Assessment/Corrective Measures Study ("RA/CMS") was finalized in 2003, which summarized the remediation measures agreed upon by us, EPA, and the Virginia Department of Environmental Quality ("VDEQ"). The RA/CMS proposes investigation, sampling, monitoring, and clean-up measures, including the construction of an on-site corrective action management unit that would be used to consolidate hazardous solid materials associated with these measures. These proposed actions relate to soil, sludge, and remediation wastes relating to solid waste management units. Groundwater in the aquifers underlying the refinery, and surface water and sediment in a small pond and tidal salt marsh on the refinery property also are addressed in the RA/CMS.

     Based on the RA/CMS, EPA issued a proposed clean-up plan for public comment in December 2003 setting forth preferred corrective measures for remediating soil, groundwater, sediment, and surface water contamination at the refinery. Following the public comment period, EPA issued its final remedy decision and response to comments in April 2004. EPA currently is developing the administrative consent order pursuant to which we will implement our clean-up plan. Our most current estimate of expenses associated with the order is between $24,000,000 and $26,000,000, and we anticipate that these expenses will be incurred over a period of approximately 35 years after EPA approves our clean-up plan. We believe that approximately $9,600,000 of this amount will be incurred over an initial four-year period, and additional expenditures of approximately $7,700,000 will be incurred over the following four-year period, with the remainder thereafter. EPA may require financial assurance of our ability to perform the clean-up plan, such as depositing funds into a trust or posting a letter of credit or performance bond. We may, however, be able to receive reimbursement for some of the expenditures associated with the plan due to the environmental reimbursement provisions included in our purchase agreement with BP, as more fully discussed below.

     As part of the clean-up plan, the facility's underground sewer system will be cleaned, inspected and repaired as needed. A portion of this sewer work is scheduled to begin during the construction of the corrective action management unit and related remediation work and is included in our associated cost estimate. We anticipate that the balance of the sewer work will cost from $1,500,000 to $3,500,000 over a period of three to five years, beginning around the time the construction of the corrective action management unit and related remediation work is nearing completion. We anticipate that construction of the corrective action management unit and related remediation work will be completed approximately five to seven years after EPA approves our clean-up plan.

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

BLOOMFIELD REFINERY ENVIRONMENTAL OBLIGATIONS

     In connection with the acquisition of the Bloomfield refinery, we assumed certain environmental obligations including Bloomfield Refining Company's ("BRC") obligations under an administrative order issued by EPA in 1992 pursuant to RCRA. The order required BRC to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. EPA has delegated its oversight authority over the order to New Mexico Environment Department's ("NMED") Hazardous Waste Bureau ("HWB"). In December 2002, HWB and OCD approved a clean-up plan for the refinery, subject to various actions to be taken by us to implement the plan. We estimate that remaining remediation expenses associated with the clean-up plan will be approximately $229,000, and that these expenses will be incurred through approximately 2018.

BLOOMFIELD REFINERY - WEST OUTFALL AND RIVER TERRACE

     In August 2004, hydrocarbon discharges were discovered seeping into two small gullies, or draws, in an area of the Bloomfield refinery site known as the west outfall. We took immediate containment and other corrective actions, including removal of contaminated soils, construction of lined collection sumps, and further investigation and monitoring. To further remediate these discharges and prevent additional migration of contamination, with OCD approval, we completed construction of an underground barrier with a pollutant extraction and collection system in the second quarter of 2005 at a cost of approximately $790,000.

     In connection with the underground barrier at the west outfall, OCD required more investigation of elevated hydrocarbon levels in an area of the Bloomfield refinery site known as the river terrace. With the approval of OCD, we installed sheet piling in this area in 1999 to block migration of groundwater contaminants. Monitoring wells were also installed, with annual sampling results submitted to OCD. In August 2005, OCD approved a bioventing plan to reduce hydrocarbon levels in this area. Bioventing involves pumping air into the soil to stimulate bacterial activity, which in turn consumes hydrocarbons. We estimate that remaining expenses associated with the bioventing plan will be approximately $142,000, and that these expenses will be incurred through the first half of 2006.

BLOOMFIELD REFINERY - OCD COMPLIANCE ORDER

     On September 19, 2005, we received an Administrative Compliance Order from OCD alleging that: (1) we had failed to notify OCD of the west outfall discharges at our Bloomfield refinery; (2) we had allowed contaminants to enter the San Juan River from the refinery's river terrace area; and (3) we had failed to comply with certain conditions of the refinery's groundwater discharge permit. The Order seeks a civil penalty of $120,000, and also specifies that we apply for a discharge permit modification. We have already applied for and received the permit modification, which requires us to prepare a comprehensive action plan for the investigation and remediation of contaminated soil and groundwater at the refinery. Until this plan is completed and approved by the two agencies with regulatory oversight, OCD and HWB, we cannot reasonably estimate the cost of any associated remediation activities. We are continuing settlement discussions with OCD in connection with the Order. As part of any settlement, we may be required to make further modifications to our discharge permit.

BLOOMFIELD REFINERY - EPA COMPLIANCE ORDER

     On October 12, 2005, we received an Administrative Compliance Order from EPA in connection with a 2000 Bloomfield refinery compliance evaluation inspection and a follow-up inspection in early 2001. We send waste water from the refinery's process units through an oil-water separator, a series of aeration ponds that continue the treatment and processing of oily water, and a series of evaporation ponds, before the water is injected into a permitted deep well. EPA alleges that benzene levels in the aeration ponds exceed permissible RCRA levels. EPA also alleges that we failed to make a RCRA hazardous waste determination in connection with waste water going into the aeration ponds. The Order seeks a civil penalty of $890,000 in connection with this matter, but EPA has indicated it would consider settling for a lesser amount if we commit to operational changes that would reduce benzene levels in the aeration ponds. As part of any settlement, we may be required to undertake one or more environmentally beneficial projects known as supplemental environmental projects. We are continuing settlement discussions with EPA.

BLOOMFIELD TANK FARM (OLD TERMINAL)

     We have discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank that was located in Bloomfield, New Mexico. We believe that all or a portion of the tank and the 5.5 acres we own on which the tank was located may have been a part of a refinery, owned by various other parties, that, to our knowledge, ceased operations in the early 1960s. We received approval to conduct a pilot bioventing project to address remaining contamination at the site, which was completed in 2001. Bioventing involves pumping air into the soil to stimulate bacterial activity, which in turn consumes hydrocarbons. Based on the results of the pilot project, we submitted a remediation plan to OCD proposing the use of bioventing to address the remaining contamination. This remediation plan was approved by OCD in 2002. We anticipate that we will incur approximately $45,000 in expenses from 2005 through 2007 to continue remediation, including groundwater monitoring and testing, until natural attenuation has completed the process of groundwater remediation.

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

     In the second quarter of 2003, EPA informally told us that it also intended to allege air quality violations in connection with the 2001 inspections at both refineries. In July 2005, we reached an administrative settlement with NMED and EPA in the form of consent agreements.

     The administrative settlement resolves all alleged violations related to the 2001 inspections. In August 2005, we paid fines of $100,000 to EPA and $150,000 to NMED. We must also undertake certain environmentally beneficial projects known as supplemental environmental projects at a cost of up to $600,000.

     In addition, the administrative settlement is consistent with the judicial consent decrees EPA has entered into with other refiners as part of its national refinery enforcement program and requires that we do the following:

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

JET FUEL CLAIM

     In February 2003, we filed a complaint against the United States ("U.S.") in the United States Court of Federal Claims related to military jet fuel that we sold to the Defense Energy Support Center ("DESC") from 1983 through 1994. We asserted that the federal government underpaid for the jet fuel by about $17,000,000. We requested that we be made whole in connection with payments that were less than the fair market value of the fuel, that we be reimbursed for the value of transporting the fuel in some contracts, and that we be reimbursed for certain additional costs of complying with the government's special requirements. The U.S. has said that it may counterclaim and assert, based on its interpretation of the contracts, that we owe additional amounts of between $2,100,000 and $4,900,000. In the first quarter of 2004, the United States Court of Appeals for the Federal Circuit agreed to hear appeals in other jet fuel cases. In April 2005, a three judge panel of the Court of Appeals ruled in favor of the U.S. The full Court of Appeals declined to reconsider this decision. Our case has been stayed pending a possible appeal of that decision to the U.S. Supreme Court. We are continuing to evaluate our claims and monitor further developments in the appellate case. Based on the current status of our claim, we have not recorded a receivable for these claims or a liability for any potential counterclaim.

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

CINIZA REFINERY INCIDENT

     A fire occurred in the alkylation unit at our Ciniza refinery on April 8, 2004. This unit produces high octane blending stock for gasoline. Emergency personnel responded immediately and contained the fire to the alkylation unit, although there also was some damage to ancillary equipment and to two adjacent units. Four of our employees were injured and hospitalized, and all employees have since been released from the hospital.

     On October 26, 2005, the U.S. Chemical Safety and Hazard
Investigation Board ("CSB") issued a case study of matters relating to the fire. We do not agree with all of its findings. CSB does not have authority to issue citations or any monetary fines.

NOTE 11 - ACQUISITIONS:

     On August 1, 2005, we acquired an idle crude oil pipeline running from Jal, New Mexico to Bisti, New Mexico and related assets from Texas-New Mexico Pipe Line Company. This pipeline is connected to our existing pipeline network that directly supplies crude oil to the Bloomfield and Ciniza refineries. Following the acquisition, we will test the pipeline and take other actions related to placing it in service. Unless currently unanticipated obstacles are encountered, we anticipate the pipeline will become operational before the end of 2006.

     On July 12, 2005, we acquired 100% of the common shares of Dial Oil. We funded this acquisition with cash on hand. Dial Oil is a wholesale distributor of gasoline, diesel and lubricants in the Four Corners area of the Southwest. Dial Oil also owns and operates 12 service stations/convenience stores. Dial Oil's assets include bulk petroleum distribution plants, cardlock fueling locations, and a fleet of truck transports. The acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been preliminarily allocated to tangible and intangible assets acquired and liabilities assumed based on the fair market values on the date of acquisition. The pro forma effect of the acquisition on Giant's results of operations is immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

     We refine and sell petroleum products and operate service stations and convenience stores. Our operations are divided into three strategic business units: the refining group, the retail group, and the wholesale group (formerly known as Phoenix Fuel). The refining group operates two refineries in the Four Corners area of New Mexico and one refinery in Yorktown, Virginia. The refining group sells its products to wholesale distributors and retail chains. Our retail group operated 124 service stations at September 30, 2005. The retail group sells its petroleum products and merchandise to consumers in New Mexico, Arizona and Southern Colorado. The wholesale group distributes commercial wholesale petroleum products primarily in Arizona and New Mexico and 12 service stations acquired in the Dial Oil acquisition.

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

RESULTS OF OPERATIONS

     The following discussion of our Results of Operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Part I, Item 1 in this Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2004 in Item 8.

     Below is operating data for our operations:

                                                      Three Months Ended      Nine Months Ended
                                                         September 30,          September 30,
                                                    ---------------------   ---------------------
                                                       2005        2004        2005        2004
                                                    ---------   ---------   ---------   ---------
Refining Group Operating Data:
  Four Corners Operations:
    Crude Oil/NGL Throughput (BPD)...........         29,867       29,271      29,500       28,010
    Refinery Sourced Sales Barrels (BPD).....         29,096       28,412      29,002       27,072
    Average Crude Oil Costs ($/Bbl)..........      $   60.59    $   40.99   $   53.30    $   36.60
    Refining Margins ($/Bbl).................      $   18.08    $    8.14   $   13.21    $    9.54
  Yorktown Operations:
    Crude Oil/NGL Throughput (BPD)...........         68,201       53,991      67,472       60,918
    Refinery Sourced Sales Barrels (BPD).....         70,936       53,585      68,430       62,391
    Average Crude Oil Costs ($/Bbl)..........      $   58.05    $   38.43   $   50.75    $   35.27
    Refining Margins ($/Bbl).................      $   11.25    $    6.01   $    8.52    $    5.93
Retail Group Operating Data:
(Continuing operations only)
  Fuel Gallons Sold (000's)..................         42,529       41,244     123,409      116,664
  Fuel Margins ($/gal).......................      $    0.21    $    0.18   $    0.16    $    0.18
  Merchandise Sales ($ in 000's).............      $  38,285    $  36,276   $ 105,898    $ 101,378
  Merchandise Margins........................             27%          20%         27%          23%
  Operating Retail Outlets at Period End.....            124          124         124          124
Wholesale Group Operating Data:
  Phoenix Fuel:
    Fuel Gallons Sold (000's)................        118,844      119,253     360,054      356,439
    Fuel Margins ($/gal).....................      $    0.08    $    0.05    $   0.07    $    0.05
    Lubricant Sales ($ in 000's).............      $   8,247    $   7,933   $  25,686    $  22,635
    Lubricant Margins........................             28%          13%         17%          13%
  Dial Oil**:
    Fuel Gallons Sold (000's)................         24,963            -      24,963            -
    Fuel Margins ($/gal).....................      $    0.12            -     $  0.12            -
    Lubricant Sales ($ in 000's).............      $   5,833            -    $  5,833            -
    Lubricant Margins........................             13%           -          13%           -
    Merchandise Sales ($ in 000's)...........      $   2,241            -    $  2,241            -
    Merchandise Margins*.....................             26%           -         26%            -
    Operating Retail Outlets at Period End...             12            -         12             -

*Includes only retail store merchandise sales.
**Statistics presented are from date July 12, 2005 date of acquisition.

RECONCILIATIONS TO AMOUNTS REPORTED UNDER GENERALLY ACCEPTED ACCOUNTING
PRINCIPLES

REFINING GROUP
--------------

Refining Margin
---------------

     Refining margin is the difference between average net sales prices and average cost of products produced per refinery sourced sales barrel of refined product. Refining margins for each of our refineries and all of our refineries on a consolidated basis are calculated as shown below.

                                                        Three Months Ended       Nine Months Ended
                                                           September 30,           September 30,
                                                        -------------------   -----------------------
                                                          2005       2004        2005         2004
                                                        --------   --------   ----------   ----------
AVERAGE PER BARREL
------------------
Four Corners Operation
  Net sales...........................................  $  83.48   $  53.68   $    70.60   $    50.29
  Less cost of products...............................     65.40      45.54        57.39        40.75
                                                        --------   --------   ----------   ----------
  Refining margin.....................................  $  18.08   $   8.14   $    13.21   $     9.54
                                                        ========   ========   ==========   ==========
Yorktown Operation
  Net sales...........................................  $  72.52   $  47.67   $    61.42   $    43.45
  Less cost of products...............................     61.27      41.66        52.90        37.52
                                                        --------   --------   ----------   ----------
  Refining margin.....................................  $  11.25   $   6.01   $     8.52   $     5.93
                                                        ========   ========   ==========   ==========
Consolidated
  Net sales...........................................  $  75.71   $  49.75   $    64.15   $    45.52
  Less cost of products...............................     62.47      43.00        54.24        38.50
                                                        --------   --------   ----------   ----------
  Refining margin.....................................  $  13.24   $   6.75   $     9.91   $     7.02
                                                        ========   ========   ==========   ==========















                                                        Three Months Ended       Nine Months Ended
                                                           September 30,           September 30,
                                                        -------------------   -----------------------
                                                          2005       2004        2005         2004
                                                        --------   --------   ----------   ----------
Reconciliations of refined product sales from
produced products sold per barrel to net revenues

Four Corners Operations
  Average sales price per produced barrel sold........  $  83.48   $  53.68   $    70.60   $    50.29
  Times refinery sourced sales barrels per day........    29,096     28,412       29,002       27,072
  Times number of days in period......................        92         92          273          274
                                                        --------   --------   ----------   ----------
  Refined product sales from produced products
    Sold (000's)......................................  $223,462   $140,314   $  558,979   $  373,038
                                                        ========   ========   ==========   ==========
Yorktown Operations
  Average sales price per produced barrel sold........  $  72.52   $  47.67   $    61.42   $    43.45
  Times refinery sourced sales barrels per day........    70,936     53,585       68,430       62,391
  Times number of days in period......................        92         92          273          274
                                                        --------   --------   ----------   ----------
  Refined product sales from produced products
    Sold (000's)......................................  $473,274   $235,005   $1,147,411   $  742,784
                                                        ========   ========   ==========   ==========
Consolidated (000's)
  Sum of refined product sales from produced
    products sold*....................................  $696,736   $375,319   $1,706,390   $1,115,822
  Purchased product, Transportation and other revenues    49,706     60,118      146,199      150,401
                                                        --------   --------   ----------   ----------
  Net revenues........................................  $746,442   $435,437   $1,852,589   $1,266,223
                                                        ========   ========   ==========   ==========
*Includes inter-segment net revenues.

                                                        Three Months Ended       Nine Months Ended
                                                           September 30,           September 30,
                                                        -------------------   -----------------------
                                                          2005       2004        2005         2004
                                                        --------   --------   ----------   ----------
Reconciliation of average cost of products per
produced barrel sold to total cost of
products sold (excluding depreciation and amortization)

Four Corners Operations
  Average cost of products per produced barrel sold...  $  65.40   $  45.54   $    57.39   $    40.75
  Times refinery sourced sales barrels per day........    29,096     28,412       29,002       27,072
  Times number of days in period......................        92         92          273          274
                                                        --------   --------   ----------   ----------
  Cost of products for produced products
    Sold (000's)......................................  $175,065   $119,037   $  454,388   $  302,272
                                                        ========   ========   ==========   ==========

Yorktown Operations
  Average cost of products per produced barrel sold...  $  61.27   $  41.66   $    52.90   $    37.52
  Times refinery sourced sales barrels per day........    70,936     53,585       68,430       62,391
  Times number of days in period......................        92         92          273          274
                                                        --------   --------   ----------   ----------
  Cost of products for produced products
    Sold (000's)......................................  $399,855   $205,376   $  988,246   $  641,409
                                                        ========   ========   ==========   ==========

Consolidated (000's)
  Sum of refined cost of produced products sold.......  $574,920   $324,413   $1,442,634   $  943,681
  Purchased product, transportation and other  cost of
    products sold.....................................    41,174     53,588      121,835      130,778
                                                        --------   --------   ----------   ----------
  Total cost of products sold (excluding depreciation
  and amortization)...................................  $616,094   $378,001   $1,564,469   $1,074,459
                                                        ========   ========   ==========   ==========

RETAIL GROUP
------------

Fuel Margin
-----------
     Fuel margin is the difference between fuel sales less cost of fuel sales divided by number of gallons sold.

                                                        Three Months Ended       Nine Months Ended
                                                          September 30,            September 30,
                                                    -----------------------   -----------------------
                                                       2005         2004        2005         2004
                                                    ----------   ----------   ----------   ----------
(in 000's except fuel margin per gallon)
Fuel sales........................................  $  110,975   $   78,445   $  281,469   $  213,438
Less cost of fuel sold............................     102,168       71,048      261,123      191,973
                                                    ----------   ----------   ----------   ----------
Fuel margin.......................................  $    8,807   $    7,397   $   20,346   $   21,465
Number of gallons sold............................      42,529       41,244      123,409      116,664
Fuel margin per gallon............................  $     0.21   $     0.18   $     0.16   $     0.18

Reconciliation of fuel sales to net revenues
(000's)

Fuel sales........................................  $  110,975   $   78,445   $  281,469   $  213,438
Excise taxes included in sales....................     (15,640)     (15,325)     (46,006)     (42,071)
                                                    ----------   ----------   ----------   ----------
Fuel sales, net of excise taxes...................      95,335       63,120      235,463      171,367
Merchandise sales.................................      38,285       36,276      105,898      101,378
Other sales.......................................       3,894        3,550       11,952       11,115
                                                    ----------   ----------   ----------   ----------
Net revenues......................................  $  137,514   $  102,946   $  353,313   $  283,860
                                                    ==========   ==========   ==========   ==========
Reconciliation of fuel cost of products sold to
total cost of products sold (excluding
depreciation and amortization) (000's)

Fuel cost of products sold........................  $  102,168   $   71,048   $  261,123   $  191,973
Excise taxes included in cost of products sold....     (15,640)     (15,325)     (46,006)     (42,071)
                                                    ----------   ----------   ----------   ----------
Fuel cost of products sold, net of excise taxes...      86,528       55,723      215,117      149,902
Merchandise cost of products sold.................      27,888       28,982       77,170       77,643
Other cost of products sold.......................       3,065        2,803        9,494        8,787
                                                    ----------   ----------   ----------   ----------
Total cost of products sold (excluding
  depreciation and amortization)..................  $  117,481   $   87,508   $  301,781   $  236,332
                                                    ==========   ==========   ==========   ==========

WHOLESALE GROUP
---------------

Fuel Margin
-----------
     Fuel margin is the difference between fuel sales less cost of fuel sales divided by number of gallons sold.

Phoenix Fuel
------------

                                                        Three Months Ended       Nine Months Ended
                                                          September 30,            September 30,
                                                    -----------------------   -----------------------
                                                       2005         2004        2005         2004
                                                    ----------   ----------   ----------   ----------
(in 000's except fuel margin per gallon)
Fuel sales........................................  $  286,471   $  206,048   $  760,266   $  595,312
Less cost of fuel sold............................     276,874      199,959      736,263      576,416
                                                    ----------   ----------   ----------   ----------
Fuel margin.......................................  $    9,597   $    6,089   $   24,003   $   18,896
Number of gallons sold............................     118,844      119,253      360,054      356,439
Fuel margin per gallon............................  $     0.08   $     0.05   $     0.07   $     0.05

Reconciliation of fuel sales to net revenues
(000's)

Fuel sales........................................  $  286,471   $  206,048   $  760,266   $  595,312
Excise taxes included in sales....................     (33,357)     (41,622)    (119,503)    (122,107)
                                                    ----------   ----------   ----------   ----------
Fuel sales, net of excise taxes...................     253,114      164,426      640,763      473,205
Lubricant sales...................................       8,247        7,933       25,686       22,635
Other sales.......................................       1,101          966        3,402        2,784
                                                    ----------   ----------   ----------   ----------
Net revenues......................................  $  262,462   $  173,325   $  669,851   $  498,624
                                                    ==========   ==========   ==========   ==========
Reconciliation of fuel cost of products sold to
total cost of products sold excluding
(depreciation and amortization) (000's)

Fuel cost of products sold........................  $  276,874   $  199,959   $  736,263   $  576,416
Excise taxes included in cost of products sold....     (33,357)     (41,622)    (119,503)    (122,107)
                                                    ----------   ----------   ----------   ----------
Fuel cost of products sold, net of excise taxes...     243,517      158,337      616,760      454,309
Lubricant cost of products sold...................       5,942        6,885       21,268       19,669
Other cost of products sold.......................         259          231          724          343
                                                    ----------   ----------   ----------   ----------
Total cost of products sold (excluding
  depreciation and amortization)..................  $  249,718   $  165,453   $  638,752   $  474,321
                                                    ==========   ==========   ==========   ==========

Dial Oil(1),(2)
----------

                                                        Three Months Ended       Nine Months Ended
                                                          September 30,            September 30,
                                                    -----------------------   -----------------------
                                                       2005         2004        2005         2004
                                                    ----------   ----------   ----------   ----------
(in 000's except fuel margin per gallon)
Fuel sales........................................  $   52,254   $        -   $   52,254   $        -
Less cost of fuel sold............................      49,319            -       49,319            -
                                                    ----------   ----------   ----------   ----------
Fuel margin.......................................  $    2,935   $        -   $    2,935   $        -
Number of gallons sold............................      24,963            -       24,963            -
Fuel margin per gallon............................  $     0.12   $        -   $     0.12   $        -

Reconciliation of fuel sales to net revenues

Fuel sales........................................  $   52,254   $        -   $   52,254   $        -
Lubricant and merchandise sales...................       8,575            -        8,575            -
Other sales.......................................         760            -          760            -
                                                    ----------   ----------   ----------   ----------
Net revenues......................................  $   61,589   $        -   $   61,589   $        -
                                                    ==========   ==========   ==========   ==========
Reconciliation of cost of fuel sold to total
cost of products sold (excluding depreciation
and amortization)

Fuel cost of products sold,.......................  $   49,319   $        -   $   49,319   $        -
Lubricant and merchandise cost of products sold...       7,166            -        7,166            -
Other cost of products sold.......................           -            -            -            -
                                                    ----------   ----------   ----------   ----------
Total cost of products sold (excluding
  depreciation and amortization)..................  $   56,485   $        -   $   56,485   $        -
                                                    ==========   ==========   ==========   ==========

(1) Statistics presented are from July 13, 2005 to September 30, 2005.
(2) Dial Oil presents sales and cost of sales, net of excise taxes.

                                                        Three Months Ended       Nine Months Ended
                                                          September 30,            September 30,
                                                    -----------------------   -----------------------
                                                       2005         2004        2005         2004
                                                    ----------   ----------   ----------   ----------
Consolidated
------------
Reconciliation to net revenues reported in
  Condensed Consolidated Statement of Earnings
  (000's)

Net revenues - Refinery Group.....................  $  746,442   $  435,437   $1,852,589   $1,266,223
Net revenues - Retail Group.......................     137,514      102,946      353,313      283,860
Net revenues - Wholesale Group:
   Net revenues - Phoenix Fuel....................     262,462      173,325      669,851      498,624
   Net revenues - Dial Oil........................      61,589            -       61,589            -
Net revenues - Other..............................          67          154          378          486
Eliminations......................................    (122,849)     (69,423)    (277,411)    (211,911)
                                                    ----------   ----------   ----------   ----------
Total net revenues reported in Condensed
  Consolidated Statement of Earnings                $1,085,225   $  642,439   $2,660,309   $1,837,282
                                                    ==========   ==========   ==========   ==========
Reconciliation to cost of products sold (excluding
  depreciation and amortization) in Condensed
Consolidated Statement of Earnings (000's)

Cost of products sold - Refinery Group
  (excluding depreciation and amortization).......  $  616,094   $  378,001   $1,564,469   $1,074,459
Cost of products sold - Retail Group
  (excluding depreciation and amortization).......     117,481       87,508      301,781      236,332
Cost of products sold - Wholesale Group:
  Cost of products sold - Phoenix Fuel
    (excluding depreciation and amortization).....     249,718      165,453      638,752      474,321
  Cost of products sold - Dial Oil
    (excluding depreciation and amortization).....      56,485            -       56,485            -
Eliminations......................................    (122,849)     (69,423)    (277,411)    (211,911)
Other.............................................       3,479        3,024       11,006        9,455
                                                    ----------   ----------   ----------   ----------
Total cost of products sold (excluding
  depreciation and amortization) reported in
  Condensed Consolidated Statement of Earnings      $  920,408   $  564,563   $2,295,082   $1,582,656
                                                    ==========   ==========   ==========   ==========

     Our refining margin per barrel is calculated by subtracting cost of products from net sales and dividing the result by the number of barrels sold for the period. Our fuel margin per gallon is calculated by subtracting cost of fuel sold from fuel sales and dividing the result by the number of gallons sold for the period. We use refining margin per barrel and fuel margin per gallon to evaluate performance, and allocate resources. These measures may not be comparable to similarly titled measures used by other companies. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

     We believe the comparability of our continuing results of operations for the three and nine months ended September 30, 2005 with the same period in 2004 was affected by, among others, the following factors:

     - stronger net refining margins for our Yorktown and Four Corners refineries in 2005, due to, among other things:

        -  increased sales in our Tier 1 market;
        - reduced imports of foreign gasoline and gasoline blendstocks early in 2005, due to a reduction in gasoline sulfur limits;
        -  elimination of MTBE in Connecticut and New York;
        - favorable margins due to tight finished product supply in certain of our market areas; and
        - the processing of lower acidic crude oil costs at our Yorktown refinery, including crude oil purchased under our supply agreement with Statoil that began deliveries in late February 2004;

     - stronger fuel margins for our Phoenix Fuel operations, due to, among other things, tight finished product supply in our Phoenix market;
     - lower fuel margins per gallon for our retail group for the nine months ended September 30, 2005; and
     - stronger fuel margins per gallon for our retail group for the three months ended September 30, 2005.

     EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

     Our earnings from continuing operations before income taxes increased $68,469,000 for the three months ended September 30, 2005, compared to the same period in 2004. This increase was primarily due to the following factors:

     - an increase in operating income before corporate allocations from our refinery operations of $65,454,000 primarily due to higher volumes and margins realized;
     - an increase in Phoenix Fuel's operating income before corporate allocations of $4,425,000 primarily due to increased fuel margins per gallon sold; and
     - the implementation of our debt reduction strategy that resulted in the following:
        - a $1,390,000 or 19% decrease in interest expense; and
        - a reduction of $614,000 in financing costs amortization.

     Our earnings from continuing operations before income taxes increased $104,486,000 for the nine months ended September 30, 2005, compared to the same period in 2004. This increase was primarily due to the following factors:

     - an increase in operating income before corporate allocations from our refinery operations of $80,315,000 primarily due to higher volumes and margins realized;
     - an increase in Phoenix Fuel's operating income before corporate allocations of $5,865,000 primarily due to increased fuel margins per gallon sold; and
     - the implementation of our debt reduction strategy that resulted in the following:
        - a $6,063,000 or 24% decrease in interest expense;
        - a decrease of $8,793,000 in non-recurring costs associated with early debt extinguishment; and
        - a reduction of $5,429,000 in financing costs amortization.

     This increase was offset by, among other things, the following:

     - higher selling, general and administrative expenses as a result of higher management incentive accruals and additional expenses incurred in relation to our 401(k) plan.

     YORKTOWN REFINERY

     Our Yorktown refinery operated at an average throughput rate of approximately 68,201 barrels per day in the third quarter of 2005 compared to 53,991 barrels per day in the third quarter of 2004. For the nine months ended September 30, 2005 and 2004, the average throughput rate was 67,472 and 60,918 barrels per day, respectively.

     Refining margins for the third quarter of 2005 were $11.25 per barrel and were $6.01 for the third quarter of 2004. Refining margins for the nine months ended September 30, 2005 and 2004 were $8.52 and $5.93 per barrel, respectively.

     Revenues for our Yorktown refinery increased for the three and nine months ended September 30, 2005 primarily due to higher finished product prices as a result of favorable market conditions.

     Cost of products sold for our Yorktown refinery increased for the three and nine months ended September 30, 2005 primarily due to higher crude oil prices, as a result of global economic conditions.

     Operating expenses for our Yorktown refinery increased for the three months ended September 30, 2005 due in part to the following:

     - higher employee and maintenance costs to meet our processing needs;
     -  higher fuel and electricity costs; and
     - higher chemical and catalyst costs, primarily due to additional costs required to meet more stringent sulfur reduction requirements.

     Operating expenses for our Yorktown refinery increased for the nine months ended September 30, 2005 due in part to the following:

     -  higher purchased costs to meet our processing needs;
     -  higher fuel and electricity costs; and
     - higher chemical and catalyst costs, primarily due to additional costs required to meet more stringent sulfur reduction requirements.

     Depreciation and amortization expense for our Yorktown refinery increased for the three and nine months ended September 30, 2005 due in part to the amortization of certain refinery turnaround costs and depreciation of additional capitalized costs incurred in 2004.

     FOUR CORNERS REFINERIES

     Our Four Corners refineries operated at an average throughput rate of approximately 29,867 barrels per day in the third quarter of 2005, compared to 29,271 barrels per day in the third quarter of 2004. For the nine months ended September 30, 2005 and 2004, the average throughput rate was 29,500 and 28,010 barrels per day, respectively.

     Refining margins for the third quarter of 2005 were $18.08 per barrel and were $8.14 for the third of 2004. Refining margins for the nine months ended September 30, 2005 and 2004 were $13.21 and $9.54 per barrel, respectively.

     Revenues for our Four Corners refineries increased for the three and nine months ended September 30, 2005 primarily due to an increase in finished product prices as a result of favorable market conditions and an increase in volumes sold.

     Cost of products sold for our Four Corners refineries increased for the three and nine months ended September 30, 2005 primarily due to higher average crude oil costs as a result of global market conditions and an increase in volumes sold.

     Operating expenses for our Four Corners refineries increased for the three and nine months ended September 30, 2005 primarily due to higher employee costs, fuel costs, and additional outside services incurred in our operations.

     Depreciation and amortization expense for our Four Corners refineries increased for the three and nine months ended September 30, 2005 due in part to the amortization of certain refinery turnaround costs incurred in 2004.

     RETAIL GROUP

     Average fuel margins were $0.21 per gallon for the three months ended September 30, 2005 as compared to $0.18 per gallon for the same period in 2004. Fuel volumes sold for the three months ended September 30, 2005 increased as compared to the same period a year ago due primarily to favorable market conditions and improved demand over the same period in 2004. Average merchandise margins were 27% for the three months ended September 30, 2005 as compared to 20% for the same period in 2004. The increase in merchandise margins was due to, among other factors, lower rebates in 2004.

     Average fuel margins were $0.16 per gallon for the nine months ended September 30, 2005 as compared to $0.18 per gallon for the same period in 2004. Fuel volumes sold for the nine months ended September 30, 2005 increased as compared to the same period a year ago due primarily to favorable market conditions and improved demand over the same period in 2004. Average merchandise margins were 27% for the nine months ended September 30, 2005 as compared to 23% for the same period in 2004. The increase in merchandise margins was primarily due to, among other factors, lower rebates in 2004.

     Revenues for our retail group increased for the three and nine months ended September 30, 2005, compared to the same periods in 2004 primarily due to an increase in fuel selling prices and an increase in fuel volumes sold.

     Cost of products sold for our retail group increased for the three and nine months ended September 30, 2005, compared to the same periods in 2004 primarily due to an increase in finished product purchase prices as a result of increased global demand and finished product volumes sold.

     Our retail fuel margin per gallon increased for the three months ended September 30, 2005 due to higher finished product purchase prices as a result of increased global demand.

     Our retail fuel margin per gallon decreased for the nine months ended September 30, 2005 due to higher finished product purchase prices as a result of increased global demand that could not be recovered in the market.

     Operating expenses increased for the three and nine months ended September 30, 2005 as compared with the same periods in 2004, primarily due to an increase in bank charges and additional rent costs for the periods in 2005 as compared to 2004.

     Depreciation expense increased for the nine months ended September 30, 2005 as compared to the same period in 2004 due to additional amortization for our leasehold improvements.

     WHOLESALE GROUP

     Phoenix Fuel
     ------------

     Average gasoline and diesel fuel margins for Phoenix Fuel were $0.08 per gallon for the third quarter of 2005 and were $0.05 per gallon for the third quarter of 2004. For the nine months ended September 30, 2005, gasoline and fuel volumes increased as compared to the same period in 2004. Average gasoline and diesel fuel margins were $0.07 per gallon for the nine months ended September 30, 2005 and were $0.05 per gallon for the same period in 2004 primarily due to favorable market conditions.

     Revenues for Phoenix Fuel increased for the three and nine months ended September 30, 2005 primarily due to higher average price per gallon sold.

     Cost of products sold increased for the three and nine months ended September 30, 2005 primarily due to an increase in finished product purchase prices.

     Phoenix Fuel's finished product margins increased for the three and nine months ended September 30, 2005 primarily as a result of favorable market conditions.

     Operating expenses for Phoenix Fuel increased for the three and nine months ended September 30, 2005 primarily due to higher transportation costs.

     Dial Oil
     --------

     No comparative analysis is presented for Dial Oil because it was acquired in the third quarter of 2005 and no prior period statistics are included above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) FROM CONTINUING OPERATIONS

     For the three and nine months ended September 30, 2005, selling, general and administrative expenses increased by approximately $5,321,000 and $6,710,000, respectively, primarily due to higher accruals for management incentive bonuses associated with increased company financial performance and additional expenses incurred in relation to our 401(k) plan, but were partially offset by a reimbursement of legal expenses incurred in previous periods.

     INTEREST EXPENSE FROM CONTINUING OPERATIONS

     For the three months ended September 30, 2005, interest expense decreased approximately $1,390,000 or 19%. For the nine months ended September 30, 2005, interest expense decreased approximately $6,063,000 or 24%. These decreases were primarily due to a reduction in our long-term debt, which was part of our debt reduction strategy implemented beginning in 2002.

     INCOME TAXES FROM CONTINUING OPERATIONS

     The effective tax rates for the three months ended September 30, 2005 and 2004 were approximately 40.8% and 42.0%, respectively. The decrease was primarily due to a reduction in effective state tax rates. The effective tax rates for the nine months ended September 30, 2005 and 2004 were approximately 41.1% and 41.2%, respectively.

DISCONTINUED OPERATIONS

     Discontinued operations include the operations of some of our retail service station/convenience stores. See Note 4 to our Condensed
Consolidated Financial Statements included in Part I, Item 1 for additional information relating to these operations.

OUTLOOK

     Overall, we believe that our current refining fundamentals are more positive now as compared to the same time last year. Same store fuel margins and merchandise sales for our retail group are above the prior year's levels, however, fuel volumes are lower. Phoenix Fuel currently continues to see stronger margins and volumes are consistent with the same time last year. Our businesses are, however, very volatile and there can be no assurance that currently existing conditions will continue for any of our business segments.

LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL STRUCTURE

     At September 30, 2005, we had long-term debt of $274,742,000. At December 31, 2004 we had long-term debt of $292,759,000. There was no current portion of long-term debt outstanding at September 30, 2005 or at December 31, 2004.

     The amount at September 30, 2005 includes:

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

     At September 30, 2005, our long-term debt was 42.6% of total capital. At December 31, 2004, it was 57.5%. Our net debt (long-term debt less cash and cash equivalents) to total net capitalization (long-term debt less cash and cash equivalents plus total shareholders' equity) percentage at September 30, 2005, was 32.2%. At December 31, 2004, this percentage was 55.4%.

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

     In September 2005, we issued 1,000,000 shares of our common stock and received approximately $52,057,000, net of expenses. We intend to use the proceeds for general corporate purposes, including to test and take other actions required to place our recently acquired crude oil pipeline in service, and for possible future acquisitions.

     CASH FLOW FROM OPERATIONS

     Our operating cash flow increased by $31,154,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This resulted primarily from an increase in net earnings for the first nine months of 2005 as compared with the same period last year. Our current cash balance is approximately $175,000,000.

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

     Working capital at September 30, 2005 consisted of current assets of $447,189,000 and current liabilities of $233,031,000 or a current ratio of 1.92:1. At December 31, 2004, the current ratio was 1.80:1, with current assets of $232,005,000 and current liabilities of $128,833,000.

     CAPITAL EXPENDITURES AND RESOURCES

     During the third quarter of 2005, we increased our budget for capital expenditures in 2005, excluding any potential acquisitions, from approximately $99,000,000 to approximately $102,000,000, and then further increased our budget to approximately $110,000,000. A portion of these costs may not be spent in 2005. The increase is primarily related to increased costs associated with work to be done at the Four Corners refineries to comply with clean fuel regulations. Net cash used in investing activities for purchases of property, plant and equipment totaled approximately $48,390,000 (net of the Texas-New Mexico pipeline discussed below) for the nine months ended September 30, 2005 and $39,842,000 for the nine months ended September 30, 2004. Expenditures for 2005 primarily were for operational and environmental projects for the refineries, Phoenix Fuel, and retail operations.

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

     We received proceeds of approximately $2,213,000 from the sale of property, plant and equipment and other assets in the first nine months of 2005 and $1,765,000 for the same period in 2004. We also received proceeds of $1,948,000 in 2005 from the sale of one closed service station/convenience store, a vacant piece of land and piece of land that was part of a fully operational convenience store. In the first nine months of 2004, we sold six stores and four pieces of land and received $9,354,000 in proceeds from such sales.

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

     Our credit facility is floating-rate debt tied to various short-term indices. As a result, our annual interest costs associated with this debt may fluctuate. At September 30, 2005, there were no direct borrowings outstanding under this facility.

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

     In September 2005, we received an administrative compliance order from the New Mexico Oil Conservation Division, alleging various violations of the groundwater discharge permit at our Bloomfield refinery. For a further discussion of matters related to this order, see Note 10 to our Condensed Consolidated Financial Statements, captioned "Commitments and Contingencies".

     In October 2005, we received an administrative compliance order from the Environmental Protection Agency ("EPA"), alleging violations of Resource Conservation and Recovery Act hazardous waste regulations due to benzene levels in our Bloomfield refinery aeration ponds. For further discussion of matters related to this order, see Note 10 to our Consolidated Financial Statements, captioned "Commitments and Contingencies".

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

     As a result of the declining production of crude oil in the Four Corners area in recent years, we have not been able to cost-effectively obtain sufficient amounts of crude oil to operate our Four Corners refineries at full capacity. Crude oil utilization rates for our Four Corners refineries have declined from approximately 67% for 2003 to approximately 62% for the first nine months of 2005. Our current projections of Four Corners crude oil production indicate that our crude oil demand will exceed the crude oil supply that is available from local sources for the foreseeable future and that our crude oil capacity utilization rates at our Four Corners refineries will continue to decline unless circumstances change.

     On August 1, 2005, we acquired an idle crude oil pipeline system that originates near Jal, New Mexico and is connected to a company-owned pipeline network that directly supplies crude oil to the Bloomfield and Ciniza refineries. When operational, the pipeline will have sufficient crude oil transportation capacity to allow us to again operate both refineries at maximum rates. Startup of the pipeline is subject to, among other things, a final engineering evaluation of the system. It currently is anticipated that the pipeline will become operational before the end of 2006.

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

     In October 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"), which includes energy related tax provisions that are available to small refiners, including us. Under the Act, small refiners are allowed to deduct for tax purposes up to 75% of capital expenditures incurred to comply with the highway diesel low sulfur regulations adopted by the Environmental Protection Agency. The deduction is taken in the year the capital expenditure is made. Small refiners also are allowed to claim a credit against income tax of five cents on each gallon of low sulfur diesel fuel they produce, up to a maximum of 25% of the capital costs incurred to comply with the regulations. We may be able to use this credit in 2006.

     In August 2005, the President signed the Energy Policy Act of 2005 (the "Energy Act"). Under the Energy Act, refiners are allowed to deduct for tax purposes 50% of the cost of capital expenditures that increase the capacity of an existing refinery by at least 5%. The deduction is taken in the year the capital expenditure is made. We may be able to use this deduction in 2006, or future years, if we have refinery projects that increase capacity. The Energy Act also requires that most refiners, blenders, and importers use more ethanol in their fuels, with an industry-wide target of 4 billion gallons in 2006 that increases to 7.5 billion gallons in 2012. Each refinery that has less than 75,000 barrels per day of crude oil capacity, however, is exempted from participation in this requirement until 2011. All of our refineries qualify for the exemption.

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

     - the risk that future changes in operations to address issues raised by threatened or pending litigation, customer preferences, or other factors, including those related to the use of MTBE as a motor fuel additive, may have an adverse impact on our results of operations.

     - the risk that we will not remain in compliance with covenants, and other terms and conditions, contained in our notes and credit facility;

     - the risk that we will not be able to post satisfactory letters of credit;

     - general economic factors affecting our operations, markets, products, services and prices;

     - unexpected environmental remediation costs;

     - weather conditions affecting our operations or the areas in which our products are refined or marketed, including the risk that we will be unable to meet regulatory and other deadlines as a result of demands placed on engineering firms and other consultants as a result of hurricane damage to Gulf Coast refineries;

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

     (b) Change in Internal Control Over Financial Reporting

         No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of analyzing the internal controls over financial reporting for Dial Oil, a 100% owned subsidiary that was acquired in the third quarter of 2005.

                                PART II

                           OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are a party to ordinary routine litigation incidental to our business. We also incorporate by reference the information regarding contingencies in Note 10 to the Condensed Consolidated Financial Statements set forth in Part I, Item 1, and the discussion of certain contingencies contained in Part I, Item 2, under the heading "Liquidity and Capital Resources - Environmental, Health and Safety."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.1* Seventh Amendment to the Giant Industries, Inc. and Affiliated Companies 401(k) Plan Adoption Agreement, effective September 30, 2005.

     10.2* Giant Industries, Inc. and Affiliated Companies Deferred Compensation Plan.

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

(b)  Reports on Form 8-K: We filed the following reports on Form
     8-K during the quarter for which this report is being filed and subsequently:

     (i) On July 1, 2005, we filed a Form 8-K dated July 1, 2005, regarding the entry into an amended and restated credit facility.

     (ii) On July 13, 2005, we filed a Form 8-K dated July 13, 2005, containing a press release regarding the acquisition of Dial Oil Company.

     (iii) On August 4, 2005, we filed a Form 8-K dated August 4, 2005, containing a press release detailing our earnings for the quarter ended June 20, 2005.

     (iv) On September 9, 2005, we filed a Form 8-K dated September 9, 2005, detailing the resignation of one of our directors.

     (v) On September 13, 2005, we filed a Form 8-K dated September 13, 2005, containing a press release regarding an offering of shares of our stock.

     (vi) On October 3, 2005, we filed a Form 8-K dated October 3, 2005, regarding the entry into an amendment to our 401(k) plan.

     (vii) On November 4, 2005, we filed a Form 8-K dated November 4, 2005, regarding the establishment of the Giant Industries, Inc. and Affiliated Companies Deferred Compensation plan.

     (viii) On November 8, 2005, we filed a Form 8-K dated November 8, 2005, containing a press release detailing our earnings for the quarter ended September 30, 2005.

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 2005 to be signed on its behalf by the undersigned thereunto duly authorized.

                         GIANT INDUSTRIES, INC.


                         /s/ MARK B. COX
                         -------------------------------------------------
                         Mark B. Cox, Executive Vice President, Treasurer, Chief Financial Officer and Assistant Secretary, on behalf of the Registrant and as the
                         Registrant's Principal Financial Officer

Date: November 8, 2005

54




54




54