Form 10-K
period 2005-12-31
GIANT INDUSTRIES INC
filed 2006-03-01
CIK 856465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No  ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requires for the past 90 days.    Yes  ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☑         No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐         No ☑
     As of June 30, 2005, 13,424,847 shares of the registrant’s Common Stock, $.01 par value, were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $483,294,492 based on the New York Stock Exchange closing price on June 30, 2005.
     As of February 1, 2006, 14,617,097 shares of the registrant’s Common Stock, $.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Parts of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.

PART I

Items 1. and 2.	Business and Properties.
General
      Giant Industries, Inc., through our subsidiary Giant Industries Arizona, Inc. and its subsidiaries, refines and sells petroleum products. We do this:

•	on the East Coast — primarily in Virginia, Maryland, and North Carolina; and

•	in the Southwest — primarily in New Mexico, Arizona, and Colorado, with a concentration in the Four Corners area where these states meet.
      In addition, our wholesale group distributes commercial wholesale petroleum products primarily in Arizona and New Mexico.
      We have three business units:

•	our refining group;

•	our retail group; and

•	our wholesale group.
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
Retail Group
      Our retail group operates service stations, which include convenience stores or kiosks. Our service stations sell various grades of gasoline, diesel fuel, general merchandise, including tobacco and alcoholic and nonalcoholic beverages, and food products to the general public. Our refining group and our wholesale group supply the gasoline and diesel fuel our retail group sells. We purchase general merchandise and food products from various suppliers. At December 31, 2005, our retail group operated 123 service stations with convenience stores or kiosks.
Wholesale Group
      Our subsidiaries Phoenix Fuel Co., Inc. (“Phoenix Fuel”) and Dial Oil Co. (“Dial Oil”) make up our wholesale group. We acquired Dial Oil in July 2005. See Note 19 to our Consolidated Financial Statements included in Item 8 for further information about this acquisition. Our wholesale group primarily distributes commercial wholesale petroleum products. Our wholesale group includes several lubricant and bulk petroleum distribution plants, cardlock fueling locations, an unmanned fleet fueling operation, a bulk lubricant terminal facility, a fleet of finished product and lubricant delivery trucks, and 12 service stations acquired in the Dial Oil acquisition. We purchase petroleum fuels and lubricants from suppliers and our refining group.

Refining Group

Our Yorktown Refinery

Refining
      Our Yorktown refinery is located on 570 acres of land known as Goodwin’s Neck, which lies along the York River in York County, Virginia. It has a crude oil throughput capacity of 61,900 barrels per day. The Yorktown refinery is situated adjacent to its own deep-water port on the York River, close to the Norfolk military complex and the Hampton Roads shipyards.
      Our Yorktown refinery has a Solomon complexity rating of 11.0. The Solomon complexity rating is a relative measure of a refinery’s processing complexity based upon the number and complexity of process units utilized for refining crude oil into finished products. A refinery that has only crude oil distillation capability would have a Solomon complexity rating of 1.0. The most complex refineries have Solomon complexity ratings in excess of 16.0. Our Yorktown refinery can process a wide variety of crude oils, including certain lower quality crude oils, into high-value finished products, including both conventional and reformulated gasoline, as well as low- and high-sulfur diesel fuel and heating oil. We also produce liquefied petroleum gases (“LPG’s), fuel oil, and anode grade petroleum coke.
      Below is operating and other data for our Yorktown refinery:

	Year Ended December 31,

	2005	2004	2003	2002(1)

Feedstock throughput(2):
Crude oil	54,500	52,000	51,600	53,300
Residual feedstocks and intermediates	6,500	6,900	6,100	4,000

Total	61,000	58,900	57,700	57,300

Crude oil throughput (as a % of total)	89%	88%	89%	93%
Rated crude oil capacity utilized	88%	84%	83%	86%
Refinery margin ($ per barrel)	$8.72	$5.60	$4.07	$2.32
Products(2):
Gasoline	29,000	29,600	30,200	30,400
Diesel fuel and No. 2 fuel oil	23,900	20,900	20,500	19,100
Other(3)	8,100	8,400	7,000	7,800

Total	61,000	58,900	57,700	57,300

High-value products (as a % of total):
Gasoline	47%	50%	52%	53%
Diesel fuel and No. 2 fuel oil	39%	35%	35%	33%

Total	86%	85%	87%	86%

(1)	Since our acquisition of the refinery on May 14, 2002.

(2)	Average barrels per day.

(3)	Other products include LPG’s, fuel oil, and anode grade petroleum coke. The quantities of anode grade petroleum coke have been converted to the equivalent average barrels per day.

Yorktown Refinery Fire Incident
      On November 25, 2005, a fire occurred at our Yorktown refinery. Damage was primarily done to the gas plant that supports the fluid catalytic converter (“FCC”), a unit that alters the molecular composition of materials sent into the unit in order to produce gasoline, diesel, fuel oil, heating oil, and other products. Some piping and instrumentation cables for other operating units in the refinery were also damaged by the fire. All of the units at the refinery were shut down to assess the scope of work needed to return the refinery to safe and efficient operations. The refinery is being brought back to operation in two stages. Certain units, including the crude unit, began operations in January 2006, and the refinery is currently operating at approximately 40,000 barrels per day. The gas plant and the FCC are currently targeted to return to operation in April 2006, at which time the refinery should return to its normal operating level of approximately 62,000 barrels per day. Although we anticipate that the Yorktown refinery will return to full operating levels in April, it is possible that construction delays and other unanticipated problems could occur that would prevent us from achieving this goal.
      As a result of current market conditions, our refining margins are weaker now than they were at the same time last year. Additionally, we are selling feedstocks for the FCC rather than processing them into higher valued gasoline and diesel because we our not able to operate the FCC as a result of the fire.
      We have property insurance coverage with a $1,000,000 deductible that should cover a significant portion of the costs of repairing the Yorktown refinery. We also have business interruption insurance coverage for the financial impact of the fire after the policies 45-day waiting period is exceeded. We do not yet know exactly when we will be receiving payments under these policies or ultimately how much we will receive. The amounts that we will receive from our business interruption coverage will necessarily reflect the margin environment during the time we are not operating at normal operating levels as a result of the fire, including the current weaker margin environment. We also may receive amounts under our business interruption coverage reflecting our sales of FCC feedstocks during the period of time the unit is not operational rather than the higher valued products that otherwise would have been produced and sold.
      For a further discussion of this matter, see the discussion in our Risk Factors section in Item 1A regarding significant interruptions to our operations, and in Note 17 to our Consolidated Financial Statements included in Item 8.

Turnarounds
      The operating units at our refineries require regular maintenance, as well as major repair and upgrade shutdowns (known as “turnarounds”) during which they are not in operation. Turnaround cycles vary for different units.
      For turnaround purposes, we divide the operating units at our Yorktown refinery into three major groups. Each of these groups has a major turnaround approximately every five years that lasts approximately three to four weeks. Certain groups are scheduled for a major turnaround in 2007 and 2008. In addition, some production units must be shut down approximately once a year, for approximately 10 to 14 days at a time, for maintenance that is necessary to improve the efficiency of the unit. During these shutdowns, equipment inspections are made and maintenance is performed. Unscheduled maintenance shutdowns also may occur at the refinery from time to time.
      We originally had planned a 30-day FCC turnaround in April 2006. As a result of the November fire, we decided to perform the turnaround while the unit is not operating and eliminate the scheduled April turnaround. During the downtime, we are also going to complete a project on the FCC, with an anticipated cost of approximately $7,000,000, that should increase our yield of higher value finished products.

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

      In the first quarter of 2004, we entered into a long-term crude oil supply agreement with Statoil Marketing and Trading (USA), Inc., pursuant to which Statoil agreed to supply us and we agreed to purchase acidic crude oil. We believe this arrangement will satisfy a significant portion of our Yorktown refinery’s crude oil needs. We began taking supplies of this crude oil at our Yorktown refinery in February 2004. Following various upgrades at the refinery, which took place in the third quarter of 2004, the volumes processed have increased. The term of this agreement expires when we have received the total volumes of crude oil committed to be provided by Statoil, which we believe will be in approximately 2009.

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
      Most of our product is shipped out of the refinery by barge, with the remaining amount being shipped out by truck or rail. The CSX rail system, which serves the refinery, transports shipments of mixed butane and anode coke from the refinery to our customers.
      Dock System and Storage. Our refinery’s dock system is capable of handling 150,000-ton deadweight tankers and barges up to 200,000 barrels. We handle all crude oil receipts and the bulk of our finished product deliveries at the dock. The refinery includes approximately 1,900,000 barrels of crude oil tankage, including approximately 500,000 barrels of storage capacity in a tank leased from the adjacent landowner. We also own approximately 600,000 barrels of gasoline tank storage, 800,000 barrels of gasoline blend stock tank storage, and 300,000 barrels of distillate tank storage.

Refined Product Sales.
      Our refined products, including products we acquire from other sources, are sold through independent wholesalers and retailers, commercial accounts, and sales and exchanges with large oil companies. Refined products produced at the refinery were distributed as follows:

	2005	2004

Direct sales to wholesalers, retailers and commercial customers	69%	71%
Sales and exchanges with large oil companies	31%	29%

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
      Below is operating and other data for our Four Corners refineries:

	Year Ended December 31,

	2005	2004	2003	2002	2001

Feedstock throughput:(1)
Crude oil	23,200	22,900	24,500	26,600	27,000
Natural gas liquids and oxygenates	6,200	5,400	6,100	5,900	6,200

Total	29,400	28,300	30,600	32,500	33,200

Crude oil throughput (as a % of total)	79%	81%	80%	82%	82%
Rated crude oil capacity utilized	62%	61%	67%	72%	73%
Refinery margin ($ per barrel)	$14.03	$8.96	$8.81	$6.84	$9.69
Products:(1)
Gasoline	20,100	18,600	20,900	21,400	21,400
Diesel fuel	6,500	6,600	6,900	8,100	8,600
Other	2,800	3,100	2,800	3,000	3,200

Total	29,400	28,300	30,600	32,500	33,200

High Value Products (as a % of total):
Gasoline	71%	67%	68%	66%	65%
Diesel fuel	22%	23%	23%	25%	26%

Total	93%	90%	91%	91%	91%

(1)	Average barrels per day.

Turnarounds
      In general, a major turnaround is scheduled for each of our Four Corners refineries approximately every five years. A typical major turnaround takes approximately 30 days. Our Ciniza refinery completed a major turnaround in the second quarter of 2004 and is scheduled for a minor turnaround in the third quarter of 2006. Our Bloomfield refinery had a major turnaround in the fourth quarter of 2001 and is scheduled for its next major turnaround in the first quarter of 2006. In addition, one of the production units at each refinery must be shut down approximately one or two times a year, for approximately 10 days at a time, for maintenance that is necessary to improve the efficiency of the unit. During these short shutdowns, equipment inspections are made and maintenance is performed. Unscheduled maintenance shutdowns also may occur at the refineries from time to time.

Raw Material Supply
      The primary feedstock for our Four Corners refineries is Four Corners Sweet, a locally produced, high quality crude oil. We supplement the crude oil used at our refineries with other feedstocks. These other feedstocks currently include locally produced natural gas liquids and condensate as well as other feedstocks produced outside of the Four Corners area. The most significant of these other feedstocks are natural gas liquids, consisting of natural gasoline, normal butane, and isobutane.
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
      Our Ciniza and Bloomfield refineries continue to be affected by reduced crude oil production in the Four Corners area. For a further discussion of this matter, including our plans to transport crude oil through a pipeline acquired in 2005, see the discussion in our Risk Factors section in Item 1A regarding feedstocks at our Ciniza and Bloomfield refineries.

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

Refined Product Sales.
      Our refined products, including products our refining group acquires from other sources, are sold through independent wholesalers and retailers, commercial accounts, our own retail units, and sales and exchanges with large oil companies. Refined products produced at the refineries were distributed as follows:

	2005	2004

Direct sales to wholesalers, retailers and commercial customers	57%	60%
Direct sales to our own retail units	23%	19%
Sales and exchanges with large oil companies	17%	18%
Other	3%	3%

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
      On August 1, 2005, we acquired an idle crude oil pipeline running from Jal, New Mexico to Bisti, New Mexico and related assets from Texas-New Mexico Pipe Line Company. This pipeline is connected to our existing pipeline network that directly supplies crude oil to the Bloomfield and Ciniza refineries. We have begun testing the pipeline and taking other actions related to placing it in service. Unless currently unanticipated obstacles are encountered, we anticipate that the pipeline will become operational before the end of 2006.
      The majority of our Four Corners gasoline and diesel fuel production is distributed in New Mexico and Arizona. Our refining group operates a fleet of finished product trucks that we use to deliver finished products as needed by our customers.
Retail Group
      At December 31, 2005, our retail group operated 123 service stations. These service stations are located in New Mexico, Arizona, and Colorado. This represents a decrease of one unit since December 31, 2004.
      On December 31, 2005, our retail group had 47 units branded Conoco pursuant to a strategic branding/licensing agreement. In addition, 35 units were branded Giant, 37 units were branded Mustang, two units were branded Thriftway, and two were unbranded.
      Many of our service stations are modern, high-volume self-service stations. Our service stations are augmented with convenience stores at most locations, which provide items such as general merchandise, tobacco products, alcoholic and nonalcoholic beverages, fast food, and automotive products. In addition, most locations offer services such as automated teller machines and free air and water. These stores offer a mix of our own branded food service/delicatessen items and some of the stores offer nationally franchised products. Service stations with kiosks offer limited merchandise, primarily tobacco products, but also candy and other snacks, and some automotive products.
      Until June 19, 2003, when it was sold, we also owned and operated a travel center adjacent to our Ciniza refinery near Gallup, New Mexico. The travel center provided a direct market for a portion of the Ciniza refinery’s production. In connection with the sale, the refinery group entered into a long-term product supply agreement with the purchaser.
      Below is data with respect to our retail operations:

	Year Ended December 31,

	2005	2004	2003	2002	2001

Retail Group
Service Stations (Continuing operations)
Fuel gallons sold (in thousands)	162,637	156,917	148,605	148,469	156,167
Fuel margin ($/gallon)	$0.19	$0.18	$0.20	$0.15	$0.17
Merchandise sold ($ in thousands)	$140,422	$134,013	$127,009	$123,630	$123,515
Merchandise margin	27%	24%	29%	27%	28%
Number of outlets at year end	123	123	123	123	123
Travel Center(1)
Fuel gallons sold (in thousands)	—	—	10,227	24,906	24,964
Fuel margin ($/gallon)	—	—	$0.07	$0.09	$0.10
Merchandise sold ($ in thousands)	—	—	$2,703	$6,103	$6,128
Merchandise margin	—	—	42%	44%	44%
Number of outlets at year end	—	—	—	1	1

(1)	2003 figures are from January 1 to June 19 when the Travel Center was sold.

Wholesale Group
      Our wholesale group primarily distributes commercial wholesale petroleum products that include diesel fuel, gasoline, jet fuel, kerosene, motor oil, hydraulic oil, gear oil, cutting oil, grease and various chemicals and solvents. Our wholesale group owns several lubricant and bulk petroleum distribution plants, cardlock fueling locations, an unmanned fleet fueling operation, a bulk lubricant terminal facility, a fleet of finished product and lubricant delivery trucks, and 12 service stations acquired in the Dial Oil acquisition. These operations are located primarily throughout Arizona and New Mexico, and we sell products in Arizona, Colorado, Nevada, New Mexico, Wyoming and Texas. In addition, we offer our customers a variety of related services, including fuel management systems, tank level monitoring, and automated dispatch. We sell under the trade names Phoenix Fuel, Firebird Fuel, Tucson Fuel, Mesa Fuel, PFC Lubricants, and Dial Oil. Our principal customers are in the mining, construction, utility, manufacturing, transportation, aviation, and agriculture industries. We purchase petroleum products for resale from other refiners and marketers as well as from our refining group.
      Below is data with respect to the operations of our wholesale group:

	Year Ended December 31,

	2005	2004	2003	2002	2001

Phoenix Fuel
Fuel gallons sold (in thousands)(1)	479,083	473,009	429,198	376,711	394,158
Fuel margin ($/gallon)(2)	$0.07	$0.05	$0.05	$0.05	$0.05
Lubricant sales ($ in thousands)	$33,981	$30,597	$24,475	$21,544	$22,347
Lubricant margin	16%	13%	15%	17%	17%
Dial Oil(3)
Fuel gallons sold (in thousands)	53,453	—	—	—	—
Fuel margins ($/gallon)	$0.15	—	—	—	—
Lubricant sales ($ in thousands)	$12,327	—	—	—	—
Lubricant margins	15%	—	—	—	—
Merchandise sales ($ in thousands)	$4,542	—	—	—	—
Merchandise margins(4)	28%	—	—	—	—
Operating retail outlets at period end	12	—	—	—	—

(1)	Includes fuel gallons supplied to our retail group at no margin.

(2)	Calculated as fuel revenues, including delivery charges billed to the customer, less cost of fuel products sold, divided by fuel gallons sold.

(3)	Acquired on July 12, 2005.

(4)	Includes only retail store merchandise sales.
Employees
      On February 14, 2006, we had approximately 2,632 employees.
      The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, formerly the Paper, Allied — Industrial, Chemical and Energy Workers International Union, Local 2-10, represents the hourly workforce at our Yorktown refinery. Our agreement with the union is scheduled to expire in 2009. At February 14, 2006, there were 134 employees represented by this union.

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
      The principal competitive factors affecting our refining operations are:

•	the quality, quantity and delivered costs of crude oil, natural gas liquids, and other refinery feedstocks and blendstocks;

•	refinery throughput and processing efficiencies;

•	refined product mix;

•	refined product selling prices;

•	refinery processing costs per barrel;

•	the cost of delivering refined products to markets; and

•	the ability of competitors to deliver refined products into our market areas by pipeline or other means.
      The principal competitive factors affecting our retail marketing business are:

•	the level of customer service provided;

•	the location of our service stations;

•	product selling prices;

•	product availability and cost, including prices being offered for refined products by major oil companies to our competitors in certain markets;

•	the appearance and cleanliness of our service stations;

•	brand acceptance; and

•	the development of gasoline retail operations by non-traditional marketers, such as supermarkets and club membership warehouses.
      The principal competitive factors affecting our wholesale operations are:

•	product availability and cost, including prices being offered for refined products by major oil companies to our competitors in certain markets;

•	the level of customer service provided;

•	product selling prices; and

•	business integration of new technology.

Competitors in the Yorktown Refinery’s Market
      We compete with major and larger integrated oil companies as well as independent refiners. Among others, we compete with refineries in the Gulf Coast via the Colonial Pipeline, which runs from the Gulf Coast area to New Jersey. We also compete with offshore refiners that deliver product by water transport.

Competitors in the Four Corners Refineries’ Market
      We compete with major and larger integrated oil companies and with independent refiners that have refineries located outside the Four Corners area. Refined products can be shipped to Albuquerque, New Mexico through pipelines originating in El Paso, Texas; Amarillo, Texas; and southeastern New Mexico. Furthermore, the pipeline originating in southeastern New Mexico also can deliver refined products to the Four Corners area.
      For a further discussion of competitive risks, see the discussions in Risk Factors in Item 1A regarding pipeline projects and refinery improvements.

Regulatory and Environmental Matters
      Our operations are subject to a variety of federal, state and local environmental laws. These laws apply to, among other things:

•	the discharge of pollutants into the soil, air and water;

•	product specifications;

•	the generation, treatment, storage, transportation, and disposal of solid and hazardous wastes; and

•	employee health and safety.
      We believe that all of our business units are operating in substantial compliance with current environmental, health and safety laws. Despite our efforts, actual or potential claims and lawsuits involving alleged violations of law have been asserted against us from time to time and, despite our efforts to comply with applicable laws, may be asserted in the future.

Environmental Compliance
      We spend amounts each year to comply with environmental laws, including laws regulating the discharge of materials into the environment. We have set out below those environmental compliance matters that we believe are the most significant to our operations, either because of the potential size of associated capital or operating expenditures or the potential impact on our competitive position. Our earnings are affected to the extent that we must make expenditures for environmental compliance purposes.
      In budgeting for capital expenditures, we do not specifically differentiate between environmental projects and non-environmental projects, as environmental projects may be integrally related to our operations or to operationally required projects. Nevertheless, capital projects with a significant environmental component that we will either undertake this year or are planning to take in the future are referenced below. Certain projects are more fully identified and described in our discussion of Capital Expenditures in our Management’s Discussion and Analysis of Financial Condition and Results of Operations section in Item 7, and in Note 17 to our Consolidated Financial Statements in Item 8.
      We anticipate that, like us, our competitors also are spending amounts for environmental compliance purposes. The financial impact of certain regulatory programs, however, may not be as significant for certain of our competitors as a result of economies of scale, differences in compliance strategies, differences in laws applicable to market areas in which they or we compete, and other factors. Additionally, our competitive position may be affected by the potential impact of company-specific litigation and enforcement actions.
      Motor Fuel Programs. Various federal and state programs relating to the composition of motor fuels apply to our operations. Significant programs affecting the composition of our motor fuels are described below. It is possible that additional laws affecting motor fuel specifications may be adopted that would impact geographic areas in which we sell our products.

•	Low Sulfur Fuels. Rules issued by the federal Environmental Protection Agency (“EPA”) require refiners to reduce the sulfur content in gasoline and diesel fuels. Some refiners began producing gasoline that satisfies low sulfur gasoline standards in 2004, with most refiners required to be in full compliance for all production in 2006. Most refiners also must begin producing highway diesel fuel that satisfies low sulfur diesel standards by June 2006. All refiners and importers must be in full compliance with the new gasoline and diesel standards by the end of 2010 without exception.

For a discussion of how these low sulfur fuels rules affect our operations, see the discussion in our Risk Factors section in Item 1A regarding compliance with various regulatory and environmental laws and regulations, and the discussion in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 captioned Capital Expenditures.

•	Reformulated Gasoline. Federal law requires the sale of specially formulated gasoline in designated areas of the country, including some market areas serviced by the Yorktown refinery. The Yorktown refinery manufactures gasoline that satisfies the requirements of its markets. Motor fuels produced by our Four Corners refineries are not sold in any areas where the applicable law requires specially formulated gasoline. Arizona, however, has adopted a cleaner burning gasoline program that is applicable to gasolines sold or used in Maricopa County, Arizona, which includes the Phoenix metropolitan area. We do not presently manufacture gasolines that satisfy the Maricopa County, Arizona specifications, but we do produce gasolines that meet the specifications applicable to other areas of Arizona. We are able to purchase or exchange for cleaner burning gasolines to supply our needs in the Maricopa County area.

•	MTBE. Methyl tertiary butyl ether (“MTBE”) is a gasoline blending component used by many refiners in producing specially formulated gasoline. Some refiners have said they plan to discontinue the use of MTBE as a blending component in 2006, and we also anticipate discontinuing the use of MTBE at our refineries in 2006. We do not expect that discontinuing the use of MTBE will have a material impact on our results of operations.

•	Oxygenates. The use of gasoline containing oxygenates has been government-mandated in some areas in which we sell motor vehicle fuel. Oxygenates are oxygen-containing compounds that can be used as a supplement to reduce carbon monoxide emissions. Beginning in May 2006, federal law no longer requires a minimum oxygen content in reformulated fuels. Some states and localities may continue to require that gasoline contain oxygenates. We anticipate that we will be able to purchase sufficient quantities of oxygenates at acceptable prices for the foreseeable future.
      MTBE Litigation. Lawsuits have been filed in numerous states alleging that MTBE has contaminated, or threatens to contaminate, water supplies. We are a defendant, along with numerous other refiners and suppliers of gasoline containing MTBE, in approximately 30 MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, and Pennsylvania. For a further discussion of this matter, see the discussion in our Risk Factors section in Item 1A regarding discharges or other releases, and Note 17 to our Consolidated Financial Statements in Item 8.
      Alleged Regulatory Violations. Governmental authorities issue notices of violations, compliance orders, and similar notices that allege, among other things, violations of environmental requirements. They also may attempt to assess fines or require corrective action for the alleged violations. We enter into various settlements, consent decrees and other agreements with government authorities to resolve allegations of non-compliance with environmental laws and obligations. We currently are engaged in negotiations with the Environmental Protection Agency concerning a compliance order that alleges violations of hazardous waste regulations at our Bloomfield refinery. We also are engaged in negotiations with the New Mexico Environment Department concerning a compliance order that alleges violations of groundwater regulations at our Bloomfield refinery. For a discussion of these matters as well as actions we are taking in connection with the resolution of other alleged regulatory violations, including obligations we have assumed under agreements entered into by others, see Note 17 to our Consolidated Financial Statements in Item 8, captioned “Commitments and Contingencies.”
      We have received other allegations of environmental and other regulatory violations from governmental authorities from time to time. We have responded or intend to respond in a timely manner to all such matters.

Despite our ongoing efforts to comply with environmental laws and regulations, we may receive allegations of violations from governmental authorities in the future.
      Discharges, Releases and Cleanup Activities. By their very nature, our operations are inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances. These events may give rise to liability for us. Accidental discharges of contaminants have occurred from time to time during the normal course of our operations. We have undertaken, intend to undertake, or have completed all investigative or remedial work thus far required by governmental agencies to address potential contamination by us. For a discussion of significant cleanup activities in which we are involved, see Note 17 to our Consolidated Financial Statements in Item 8, captioned “Commitments and Contingencies.”
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
      Although we have invested substantial resources to prevent and minimize future accidental discharges and to remedy contamination resulting from prior discharges, any of the following may occur in the future:

•	new accidental discharges;

•	we may fail to adequately remedy past discharges;

•	governmental agencies may impose fines for past or future contamination;

•	we may not receive anticipated levels of reimbursement from third parties, including state environmental agencies; or

•	third parties may assert claims against us for damages allegedly arising out of past or future contamination.

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

•	the installation and operation of refinery equipment, pollution control systems, and equipment we currently do not possess;

•	the acquisition or modification of permits applicable to our activities; and

•	the initiation or modification of cleanup activities.

Rights-Of-Way
      In connection with our crude oil pipeline system, we have obtained various rights-of-way from various third parties. Irregularities in title may exist with respect to a limited number of these rights-of-way. We have, however, continued our use of the entirety of our pipeline system. As of this date, no claim stemming from any right-of-way matter has been brought against us. We do not believe that any right-of-way matters or irregularities in title will adversely affect our use of our pipeline system.
      Certain rights-of-way for our crude oil pipeline system must be renewed periodically. A portion of the system, consisting of eight miles, must be renewed in 2006. We have started the work necessary to renew this portion of our system. Additional rights-of-way for pipeline sections consisting of 174 miles must be renewed in 2009. We expect that substantial lead time will be required to negotiate and complete renewal of these rights-of-way.
      Certain obligations may arise from the non-renewal of these rights-of-way. See Note 7 to our Consolidated Financial Statements in Item 8 related to crude pipeline asset retirement obligations.

Jet Fuel Claim
      In February 2003, we filed a complaint against the United States in the United States Court of Federal Claims in connection with military jet fuel that we sold to the Defense Energy Support Center from 1983 through 1994. We asserted that the federal government underpaid us for jet fuel. Action in our case has been halted by the Court, at our request, pending resolution of other jet fuel cases in the same Court. For a discussion of this matter, see Note 17 to our Consolidated Financial Statements in Item 8, captioned “Commitments and Contingencies.”

NYSE Matters
      In 2005, our chief executive officer submitted to the New York Stock Exchange (the “NYSE”) the required CEO certification regarding compliance with the NYSE corporate governance listing standards. In addition, attached as Exhibits 31.1 and 31.2 to this Form 10-K are the certifications required by Sarbanes-Oxley Section 302.

Additional Information
      Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available on our website at www.Giant.com and the SEC website at www.sec.gov as soon as reasonably practicable after they are electronically filed or furnished to the SEC. Additional copies of these reports are available without charge to stockholders by calling (480) 585-8888 or by writing to: Mark Cox, Executive Vice President and Chief Financial Officer, at our corporate headquarters.

Item 1A.	Risk Factors.
      An investment in our common shares involves risk. You should carefully consider the specific factors described below, together with the cautionary statements under the caption “Forward — Looking Statements” in Item 7 of this Report and the other information included in this report, before purchasing our common shares. The risks described below are not the only ones that we face. Additional risks that are not yet known to us or that we currently think are immaterial could also impair our business, financial condition, or results of operations. If any of the following risks actually occurs, our business, financial condition, or results of operations could be adversely affected. In such case, the trading price of our common shares could decline, and you may lose all or part of your investment.

We have debt that could adversely affect our operations.
      As of December 31, 2005, our total debt was approximately $275 million and our stockholders’ equity was approximately $400 million. We currently have a $175 million revolving credit facility. At December 31, 2005, we had approximately $67 million of letters of credit outstanding and $108 million of availability (net of the $67 million of letters of credit outstanding), subject to borrowing base limitations. Our level of debt may have important consequences to you. Among other things, it may:

•	limit our ability to use our cash flow, or obtain additional financing, for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	restrict our ability to pay dividends;

•	require a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry conditions;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions and, to the extent of our outstanding debt under our floating rate debt facilities, the impact of increases in interest rates.
      We cannot assure you that we will continue to generate sufficient cash flow or that we will be able to borrow funds under our senior secured revolving credit facility in amounts sufficient to enable us to service our debt or meet our working capital and capital expenditure requirements. If we cannot do so, due to borrowing base restrictions or otherwise, we may be required to sell additional assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, if at all. In addition, our ability to incur additional debt will be restricted under the covenants contained in our senior credit facilities and our senior subordinated note indentures.

Our debt instruments impose restrictions on us that may adversely affect our ability to operate our business.
      The indentures governing our existing debt securities contain covenants that, among other things, restrict our ability to:

•	create liens;

•	incur or guarantee debt;

•	pay dividends;

•	repurchase shares of our common stock;

•	sell certain assets or subsidiary stock;

•	engage in certain mergers;

•	engage in certain transactions with affiliates; or

•	alter our current line of business.
      In addition, our senior secured credit facility contains other and more restrictive covenants. We also must comply with specified financial covenants in our senior secured credit facility, including maintaining a minimum consolidated net worth, a minimum consolidated interest coverage ratio, and a maximum consolidated funded indebtedness to total capitalization percentage. Our ability to comply with these covenants may be affected by many events beyond our control, and we cannot assure you that our future operating results will be sufficient to comply with the covenants. Our failure to comply with the financial covenants or the other restrictions contained in our senior credit facility could result in a default, which could cause that debt (and by reason of cross-default provisions, debt under our indentures) to become immediately due and payable. If we cannot repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that debt. If those lenders accelerate the payment of the senior secured credit facility, we cannot assure you that our assets would be sufficient to pay that debt and our debt under our indentures.

We assumed liabilities in connection with the acquisition of our Yorktown refinery.
      We assumed certain liabilities and obligations in connection with our purchase of the Yorktown refinery in 2002. Among other things, and subject to certain exceptions, we assumed responsibility for all costs, expenses, liabilities and obligations under environmental, health and safety laws caused by, arising from, incurred in connection with or relating to the ownership of the Yorktown refinery or its operation. We agreed to indemnify the sellers for losses incurred in connection with or related to the liabilities and obligations we have assumed. We only have limited indemnification rights against the sellers.
      Environmental obligations assumed by us include the seller’s Yorktown refinery responsibilities under a consent decree among various parties covering many locations (the “Consent Decree”). Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. As applicable to the Yorktown refinery, the Consent Decree requires, among other things, a reduction of nitrous oxides, sulfur dioxide, and particulate matter emissions and upgrades to the refinery’s leak detection and repair program. We estimate that we will incur capital expenditures of between $20,000,000 and $27,000,000 to comply with the Consent Decree through 2006, and have expended approximately $8,500,000 of this amount through the end of 2005. We do not anticipate any significant increase in current operating expenses when all equipment modifications required by the Consent Decree are completed.
      In connection with the Yorktown acquisition, we also assumed the seller’s obligations under an administrative order issued in 1991 by EPA under the Resource Conservation and Recovery Act. The order requires an investigation of certain areas of the refinery and the development of measures to correct any releases of contaminants or hazardous substances found in these areas. A Resource Conservation and Recovery Act Facility Investigation was conducted and approved conditionally by EPA in 2002. Following the investigation, a Risk Assessment/ Corrective Measures Study (“RA/CMS”) was finalized in 2003, which summarized the remediation measures agreed upon by us, EPA, and the Virginia Department of Environmental Quality (“VDEQ”). The RA/CMS proposes investigation, sampling, monitoring, and cleanup measures, including the construction of an on-site corrective action management unit that would be used to consolidate hazardous solid materials associated with these measures. These proposed actions relate to soil, sludge, and remediation wastes relating to solid waste management units. Groundwater in the aquifers underlying the refinery, and surface water and sediment in a small pond and tidal salt marsh on the refinery property also are addressed in the RA/CMS.
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
      Our most current estimate of expenses associated with the order is between $25,000,000 ($17,500,000 of which we believe is subject to reimbursement by BP) and $27,000,000 ($19,500,000 of which we believe is subject to reimbursement by BP). We anticipate that these expenses will be incurred over a period of approximately 35 years after EPA approves our cleanup plan. We believe that between approximately $9,600,000 and $10,600,000 of this amount will be incurred over an initial four-year period, and additional expenditures of approximately $7,600,000 will be incurred over the following four-year period, with the remainder thereafter. We may, however, be able to receive reimbursement for some of the expenditures associated with the plan due to the environmental reimbursement provisions included in the purchase agreement for the refinery. EPA may require financial assurance of our ability to perform the plan, such as depositing funds into a trust or posting a letter of credit or performance bond. If we cannot agree with EPA regarding financial assurance, and as a result do not sign the consent order being developed by EPA, EPA has indicated that it will consider its other options for enforcement.
      As part of the clean-up plan, the facility’s underground sewer system will be cleaned, inspected and repaired as needed. A portion of this sewer work is scheduled to begin during the construction of the corrective action management unit and related remediation work and is included in our associated cost estimate. We anticipate that the balance of the sewer work will cost between approximately $1,500,000 and $3,500,000 over a period of three to five years, beginning around the time the construction of the corrective action management unit and related remediation work is nearing completion. We anticipate that construction of the corrective action, management unit and related remediation work will be completed approximately seven to eight years after EPA approves our clean-up plan and authorizes its implementation.

If we cannot maintain an adequate supply of feedstocks at our Ciniza and Bloomfield refineries, our operating results may be adversely affected.
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
      These refineries continue to be affected by reduced crude oil production in the Four Corners area. The Four Corners basin is a mature production area and as a result is subject to a natural decline in production over time. This natural decline is being partially offset by new drilling, field workovers, and secondary recovery projects, which have resulted in additional production from existing reserves.
      As a result of the declining production of crude oil in the Four Corners area in recent years, we have not been able to cost-effectively obtain sufficient amounts of crude oil to operate our Four Corners refineries at full capacity. Crude oil utilization rates for our Four Corners refineries declined from approximately 67% in 2003 to approximately 62% in 2005. Our current projections of Four Corners crude oil production indicate that our crude oil demand will exceed the crude oil supply that is available from local sources for the foreseeable future and that our crude oil capacity utilization rates at our Four Corners refineries will continue to decline unless circumstances change.
      On August 1, 2005, we acquired an idle crude oil pipeline system that originates near Jal, New Mexico and is connected to a company-owned pipeline network that directly supplies crude oil to the Bloomfield and Ciniza refineries. When operational, the pipeline will have sufficient crude oil transportation capacity to allow us to again operate both refineries at maximum rates. We have begun testing the pipeline and taking other actions related to placing it in service. Unless currently unanticipated obstacles are encountered, we anticipate that the pipeline will become operational before the end of 2006.
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
      We have pipeline systems for gathering and delivering crude oil to our refineries and for natural gas liquids. If we cannot use either the crude oil pipeline system or the natural gas liquids pipeline, this could have a material adverse effect on our business, financial condition or results of operation. Certain rights-of-way for our crude oil pipeline system must be renewed periodically. A portion of the system, consisting of eight miles, must be renewed in 2006. Additional rights-of-way for pipeline sections consisting of 174 miles must be renewed in 2009. We expect that substantial lead time will be required to negotiate and complete renewal of these rights-of-way. Our inability to successfully renew these rights of way would negatively impact our ability to use the crude oil pipeline system, which could have a material adverse effect on our business.

The volatility of crude oil prices and refined product prices may adversely affect our business, financial condition and operating results.
      Our cash flow from operations depends primarily on producing and selling quantities of refined products at refinery margins sufficient to cover fixed and variable expenses. In recent years, crude oil costs and prices of refined products have fluctuated substantially. These costs and prices depend on numerous factors beyond our control, including:

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
      Our crude oil requirements are supplied from sources that include major oil companies, large independent producers, and smaller local producers. In February 2004, we entered into a long-term crude oil supply agreement with Statoil Marketing and Trading (USA), Inc., which we believe will provide a significant proportion of our Yorktown refinery’s crude oil needs. We began taking supplies of acidic crude oil at our Yorktown refinery beginning in February 2004. Following various upgrades at the refinery, which took place in the third quarter of 2004, the volumes processed have increased. The term of this agreement expires when we have received the total volumes of crude oil committed to be provided by Statoil, which we believe will be in approximately 2009. Except for this long-term supply agreement with Statoil, our crude oil supply contracts are generally relatively short-term contracts with market-responsive pricing provisions. An increase in crude oil prices would adversely affect our operating margins if we cannot pass along the increased cost of raw materials to our customers.
      Our sale prices for refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing of the relative movement of the prices, however, as well as the overall change in product prices, could reduce profit margins and could have a significant impact on our refining and marketing operations, earnings and cash flows. In addition, we maintain inventories of crude oil, intermediate products, and refined products, the values of which are subject to rapid fluctuation in market prices. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products could have a significant effect on our operating results. Any long-term adverse relationships between costs and prices could impact our ability to generate sufficient operating cash flows to meet our working capital needs. Furthermore, because of the significantly greater volume of products produced and sold by our Yorktown refinery, as compared to our other operations, we have a much larger exposure to volatile refining margins than we had in the past.

Our industry is highly competitive, and we may not be able to compete effectively against larger competitors with greater resources.
      We operate in a highly competitive industry. Many of our competitors are large, integrated oil companies that, because of their more diverse operations, larger refineries, stronger capitalization and better brand name recognition, are better able to withstand volatile industry conditions than we are, including shortages or excesses of crude oil or refined products or intense price competition. The refineries operated by our competitors are typically larger and more efficient than our refineries. As a result, these refineries may have lower per barrel processing costs. Mergers between large integrated oil companies, and upgrades to competitors’ refineries have, and in the future may, result in increased competition for our refineries.

The completion of certain pipeline projects could result in increased competition by increasing the amount of refined products available in the Albuquerque, El Paso, Tucson, and Phoenix market areas and other market areas.
      We are aware of a number of actions, proposals or industry discussions regarding product pipeline projects that could impact portions of our marketing areas. The Longhorn pipeline, which began operations in August 2004, runs from Houston, Texas to El Paso, Texas. In El Paso, the Longhorn pipeline connects to a Chevron pipeline that delivers to the Albuquerque area and to a Kinder-Morgan pipeline that delivers to the Phoenix and Tucson, Arizona markets. In addition, there are plans to increase the volume of product that can be transported by pipeline from El Paso to the Phoenix and Tucson markets, and the volume of product that can be transported by pipeline from Amarillo, Texas to the Albuquerque market. The Longhorn pipeline and the completion of some or all of these other projects could result in increased competition by increasing the amount of refined products potentially available in these markets, as well as improving competitor access to these areas. It also could result in new opportunities for us, as we are a net purchaser of refined products in some of these areas.

The completion of certain projects and refinery improvements could result in increased competition in the Four Corners area.
      Portions of our marketing area may be impacted by competitors’ plans, as well as plans of our own, for expansion projects and refinery improvements that could increase the production of refined products in New Mexico. In addition, we anticipate that lower quality crude oils, which are typically less expensive to acquire, can and will be processed by our competitors as a result of refinery improvements. These developments could result in increased competition in our market areas.

Any significant interruptions in the operations of any of our refineries could materially and adversely affect our business, financial condition and operating results.
      Our refining activities are conducted at our two refinery locations in New Mexico and the Yorktown refinery in Virginia. The refineries constitute a significant portion of our operating assets, and our two New Mexico refineries supply a significant portion of our retail operations. As a result, our operations would be subject to significant interruption if any of the refineries were to experience a major accident, be damaged by severe weather or other natural disaster, or otherwise be forced to shut down. If any of the refineries were to experience an interruption in supply or operations, our business, financial condition and operating results could be materially and adversely affected.
      On November 25, 2005, a fire occurred at our Yorktown refinery. Damage was primarily done to the gas plant that supports the fluid catalytic converter (“FCC”), a unit that alters the molecular composition of materials sent into the unit in order to produce gasoline, diesel, fuel oil, heating oil, and other products. Some piping and instrumentation cables for other operating units in the refinery were also damaged by the fire. All of the units at the refinery were shut down to assess the scope of work needed to return the refinery to safe and efficient operations. The refinery is being brought back to operation in two stages. Certain units, including the crude unit, began operations in January 2006, and the refinery is currently operating at approximately 40,000 barrels per day. The gas plant and the FCC are currently targeted to return to operation in April 2006, at which time the refinery should return to its normal operating level of approximately 62,000 barrels per day. Although we anticipate that the Yorktown refinery will return to full operating levels in April, it is possible that construction delays and other unanticipated problems could occur that would prevent us from achieving this goal.
      As a result of current market conditions, our refining margins are weaker now than they were at the same time last year. Additionally, we are selling feedstocks for the FCC rather than processing them into higher valued gasoline and diesel because we our not able to operate the FCC as a result of the fire.

      We have property insurance coverage with a $1,000,000 deductible that should cover a significant portion of the costs of repairing the Yorktown refinery. We also have business interruption insurance coverage for the financial impact of the fire after the policies 45-day waiting period is exceeded. We do not yet know exactly when we will be receiving payments under these policies or ultimately how much we will receive. The amounts that we will receive from our business interruption coverage will necessarily reflect the margin environment during the time we are not operating at normal operating levels as a result of the fire, including the current weaker margin environment. We also may receive amounts under our business interruption coverage reflecting our sales of FCC feedstocks during the period of time the unit is not operational rather than the higher valued products that otherwise would have been produced and sold.

Our operations are subject to various hazards that are not fully insured, and our insurance premiums could increase.
      Our operations are subject to normal hazards of operations, including fire, explosion and weather-related perils. We maintain various insurance coverages, including business interruption insurance, subject to certain deductibles and consistent with standard practices for comparable companies. We are not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable or premium costs, in our judgment, do not justify the expenditures. Any such event that causes a loss for which we are not fully insured could have a material and adverse effect on our business, financial condition and operating results.
      As a result of the insurance claims that we have submitted in connection with the fire at our Yorktown refinery in November 2005, current insurance market conditions, and other factors, our annual insurance premiums for property damage, business interruption, and other types of insurance could increase. Such increases could have a material and adverse effect on our business, financial condition and operating results.

Compliance with various regulatory and environmental laws and regulations will increase the cost of operating our business.
      Our operations are subject to a variety of federal, state and local environmental, health and safety laws and regulations governing the discharge of pollutants into the soil, air and water, product specifications, the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials and employee health and safety. Violations of such laws and regulations can lead to substantial fines and penalties. Also, these laws and regulations have become, and are becoming, increasingly stringent. Moreover, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed, or how existing or future laws or regulations will be administered or interpreted, with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could require us to make substantial expenditures for, among other things, the installation and operation of refinery equipment, pollution control systems and other equipment we do not currently possess, or the acquisition or modification of permits applicable to our activities.
      The EPA has issued a rule pursuant to the Clean Air Act that requires refiners to reduce the sulfur content of gasoline and diesel fuel. Some refiners began producing gasoline that satisfies low sulfur gasoline standards in 2004, with most refiners required to be in full compliance for all production in 2006. Most refiners also must begin producing highway diesel fuel that satisfies low sulfur diesel standards by June 2006. All refiners and importers must be in full compliance with the new standards by the end of 2010 without exception.
      We applied for temporary relief from the low sulfur gasoline standards at the Yorktown refinery. In March 2003, the EPA approved our application and issued a compliance plan. This compliance plan allowed us to postpone certain capital expenditures for up to three years from the date we would otherwise have begun these expenditures. We must be in full compliance with the diesel sulfur standards by June 1, 2006, and the gasoline sulfur standards by January 1, 2008. The compliance plan requires us to provide the EPA with an annual report on our adherence to the compliance plan and on our progress in meeting the low sulfur standards. If we fail to comply with the conditions set by the EPA, the compliance plan could be modified or revoked. Further, the EPA reserved the right to modify or revoke the compliance plan for other reasons. The EPA must, however, provide us with reasonable notice of any anticipated changes in the plan and reasonable lead time to implement any modifications due to changes in the compliance plan. Modifications to or revocation of the compliance plan could increase the quantity of high-sulfur products, including product components, that do not meet the new standards. This would likely reduce our Yorktown refining earnings.
      With respect to the Ciniza and Bloomfield refineries, we believe that we qualify under existing regulations for an extension of the low sulfur gasoline standards until 2007, the date when the annual average sulfur content of our Four Corners gasoline must begin to be reduced. Full compliance is, however, required by 2008.
      We are currently installing the equipment necessary to produce low sulfur gasoline and diesel fuel at our refineries. For a discussion of the costs associated with this equipment, see our discussion of Capital Expenditures in our Management’s Discussions and Analysis of Financial Condition and Results of Operations section in Item 7.
      There are a number of factors that could affect our cost of compliance with the low sulfur standards. In particular, because these standards affect the entire industry and because of the damage to refineries caused by Hurricanes Katrina and Rita, engineering and construction companies are busy and may charge a premium for their services. The relatively short time left to comply also might result in increased costs to expedite ordering for otherwise long delivery items or added overtime by contractors to meet the implementation schedule. Increases in metal and concrete prices could further impact costs.
      It is possible that our Yorktown and Ciniza refineries will not be able to meet the June 2006 start date for the low sulfur diesel standards as a result of the combined effects of Hurricanes Katrina and Rita on the availability of contractors and other similar effects and the time and effort required to repair damage resulting from the 2005 fire at the Yorktown refinery. We are continuing to assess the timeline for low sulfur diesel production at both refineries and, at this time, do not know if the modifications necessary to produce low sulfur diesel will be completed on time. We have been in communication with EPA concerning the possibility that we will not be able to meet the June start date. Any failure to complete these projects by the applicable deadline could result in a reduction of the quantity of gasoline and diesel fuel that we would have available for sale, and an increase in the quantity of refinery products available for sale that are not subject to the low sulfur diesel standards, such as heating oil. Such circumstances would likely reduce refining earnings.
      In addition, applicable laws and regulations govern the investigation and remediation of contamination at our current and former properties, as well as at third-party sites to which we sent wastes for disposal. We may be held liable for contamination existing at current or former properties, notwithstanding that a prior operator of the site, or other third party, caused the contamination. We may be held responsible for costs associated with cleaning up contamination at third-party disposal sites, notwithstanding that the original disposal activities accorded with all then applicable regulatory requirements. We are currently engaged in several such remediation projects.
      Moreover, we face significant exposure from actual or potential claims and lawsuits, brought by either governmental authorities or private parties, alleging non-compliance with environmental, health and safety laws and regulations, or property damage or personal injury caused by the environmental, health or safety impacts of our operations or of historic contamination. Governmental authorities may also impose penalties and fines for alleged violations of environmental laws and regulations. We enter into various settlements, consent decrees, and other agreements with governmental authorities to resolve allegations of non-compliance with environmental laws and regulations, including, for example, the 2005 settlement agreements entered into with the EPA and the New Mexico Environmental Department applicable to our Four Corners refineries. For a discussion of these settlement agreements, as well as other agreements with governmental authorities, see our related discussion in Note 17 to our Consolidated Financial Statements in Item 8.
      Future expenditures related to compliance with environmental, health and safety laws and regulations, the investigation and remediation of contamination, and the defense or settlement of governmental enforcement actions or private-party claims cannot be reasonably quantified in many circumstances for various reasons, including the speculative nature of remediation and clean-up cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, various defenses which may be available to us, and changing environmental laws, regulations and their respective interpretations. We cannot assure you that compliance with such laws or regulations, such investigations or cleanups, or such enforcement proceedings or private-party claims will not have a material adverse effect on our business, financial condition or results of operation.

Our operations are inherently subject to discharges or other releases of petroleum or hazardous substances for which we may face significant liabilities.
      Our operations, as with others in the businesses in which we operate, are inherently subject to spills, discharges or other releases of petroleum or hazardous substances that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Spills, discharges or other releases of contaminants have occurred from time to time during the normal course of our operations, including releases associated with our refineries, pipeline and trucking operations, as well as releases at gasoline service stations and other petroleum product distribution facilities we have operated and are operating. We cannot assure you that additional spills, discharges and other releases will not occur in the future, that future action will not be taken in connection with past incidents (including at the Yorktown refinery), that governmental agencies will not assess penalties against us in connection with any past or future discharges or incidents, or that third parties will not assert claims against us for damages allegedly arising out of any such past or future discharges or incidents.
      Lawsuits have been filed in numerous states alleging that MTBE, a blendstock used by many refiners in producing specially formulated gasoline, has contaminated water supplies. MTBE contamination primarily results from leaking underground or aboveground storage tanks. The suits allege MTBE contamination of water supplies owned and operated by the plaintiffs, who are generally water providers or governmental entities. The plaintiffs assert that numerous refiners, distributors, or sellers of MTBE and/or gasoline containing MTBE are responsible for the contamination. The plaintiffs also claim that the defendants are jointly and severally liable for compensatory and punitive damages, costs, and interest. Joint and several liability means that each defendant may be liable for all of the damages even though that party was responsible for only a small part of the damages. We are a defendant in approximately 30 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, and Pennsylvania. We intend to vigorously defend these lawsuits. We cannot yet predict whether these lawsuits will materially impact us.

Item 3.	Legal Proceedings.
      We are a party to ordinary routine litigation incidental to our business. We also incorporate by reference the discussion of legal proceedings contained in Items 1 and 2 under the heading Regulatory and Environmental Matters, the discussion contained in Item 1A, the discussions on Clean Fuels and Settlement Agreements Expenditures and Environmental, Health and Safety contained in Item 7, and the information in Notes 17 and 18 to the Company’s Consolidated Financial Statements in Item 8.

Item 4.	Submission of Matters to a Vote of Security Holders.
      Not applicable.
Executive Officers of the Registrant
      Our executive officers as of March 1, 2006 are listed below:

Name	Age	Position	Executive Officer Since

Fred L. Holliger	58	Director, Chairman and Chief Executive Officer	October 1989
Morgan Gust	58	President	August 1990
Mark B. Cox	47	Executive Vice President, Treasurer, Chief Financial Officer, and Assistant Secretary	February 1999
C. Leroy Crow	55	Executive Vice President of our Refining Group Strategic Business Unit	February 2000
Jack W. Keller	61	President of Phoenix Fuel Strategic Business Unit	February 1999
Robert C. Sprouse	49	Executive Vice President of our Retail Group Strategic Business Unit	April 2003
S. Leland Gould	49	Executive Vice President, Governmental Affairs and Real Estate	March 2002
Kim H. Bullerdick	52	Senior Vice President, General Counsel, and Secretary	February 1999
Gregory A. Barber	48	Vice President, Chief Accounting Officer, and Assistant Secretary	April 2004
Natalie R. Dopp	34	Vice President, Human Resources	April 2004
      Fred L. Holliger has served as one of our directors since we went public in October 1989 and as our chairman of the board and chief executive officer since March 2002. From October 1989 to March 2002, Mr. Holliger was our executive vice president and chief operating officer. Mr. Holliger joined us as senior vice president, and president of our refining division, in February 1989.
      Morgan Gust has served as our president since March 2002. From February 1999 to March 2002, Mr. Gust served as our executive vice president. Mr. Gust joined the company in August 1990, and over the years served in various senior management positions for us, including vice president, vice president administration, general counsel, and corporate secretary.
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
      Jack W. Keller has served as the president of our wholesale strategic business unit since its formation in July 2005 following the acquisition of Dial Oil Co. (“Dial”). The wholesale group combines the operations of Phoenix Fuel and Dial. He also has served as the president of Phoenix Fuel since we acquired it in June 1997 and as chief operating officer of Phoenix Fuel since May 1998. Mr. Keller also has served as president and chief operating officer of Dial since its acquisition.

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
      Gregory A. Barber has served as our vice president, chief accounting officer, and assistant secretary since August 2005. From April 2004 to August 2005, Mr. Barber served as our vice president, corporate controller. From March 2001 to June 2004, Mr. Barber served as our vice president, special project management. From February 1999 to March 2001, Mr. Barber served as our vice president, branded wholesale marketing.
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
      Our common stock is traded on the New York Stock Exchange. The high and low sales prices for our common stock for each full quarterly period as reported on the New York Stock Exchange Composite Tape for the last two fiscal years are as follows:

Quarter Ended	High	Low

December 31, 2005	$60.50	$47.80
September 30, 2005	59.74	35.90
June 30, 2005	36.49	25.52
March 31, 2005	31.81	23.54
December 31, 2004	$28.98	$22.00
September 30, 2004	27.25	20.29
June 30, 2004	22.16	15.37
March 31, 2004	25.44	11.71
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
      Also see the Capital Structure discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.
      On February 24, 2006, there were 230 stockholders of record for our common stock.
      At December 31, 2005, retained earnings available for dividends under the most restrictive terms of the Indentures were approximately $78,452,000.

Item 6.	Selected Financial Data.
      The following table summarizes our recent financial information. This selected financial data should be read with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and the Consolidated Financial Statements and related notes thereto, included in Item 8:
FINANCIAL AND OPERATING HIGHLIGHTS

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except percentages, per share and operating data)
Financial Statement Data
Continuing Operations:
Net Revenues	$3,581,246	$2,511,589	$1,808,818	$1,251,335	$910,657
Operating Income	199,642	78,480	63,859	20,014	45,433
Earnings (Loss)	103,931	16,338	12,364	(11,486)	13,656
Earnings (Loss) Per Common Share — Basic	$7.71	$1.47	$1.41	$(1.34)	$1.54
Earnings (Loss) Per Common Share — Diluted	$7.63	$1.43	$1.40	$(1.34)	$1.53
Discontinued Operations:
Net Revenues	$—	$1,269	$27,620	$61,727	$81,022
Operating Earnings (Loss)	24	(190)	(715)	3,596	(2,134)
Earnings (Loss)	15	(117)	(441)	2,219	(1,274)
(Loss) Earnings Per Common Share — Basic	$—	$(0.01)	$(0.05)	$0.26	$(0.14)
(Loss) Earnings Per Common Share — Diluted	—	$(0.01)	$(0.05)	$0.26	$(0.14)
Cumulative Effect of Change in Accounting Principle	$(68)	—	$(704)	—	—
Loss Per Common Share — Basic	$(0.01)	—	$(0.08)	—	—
Loss Per Common Share — Diluted	$(0.01)	—	$(0.08)	—	—
Weighted Average Common Shares Outstanding — Basic	13,486	11,105	8,732	8,566	8,871
Weighted Average Common Shares Outstanding — Diluted	13,629	11,358	8,830	8,566	8,885
Working Capital	$233,847	$103,172	$97,294	$91,333	$56,228
Total Assets	984,472	702,406	699,654	702,286	507,174
Long-Term Debt	274,864	292,759	355,601	398,069	256,749
Stockholders’ Equity	399,836	216,439	139,436	127,317	136,410
Long-Term Debt as a Percentage of Total Capitalization(a)	40.7%	57.5%	71.8%	75.8%	65.3%
Book Value Per Common Share Outstanding(b)	$27.36	$17.55	$15.87	$14.85	$15.95
Return on Average Stockholders’ Equity(c)	33.7%	9.1%	8.4%	—	9.4%
Operating Data
Refining Group:
Four Corners Operations:
Rated Crude Oil Capacity Utilized	62%	61%	67%	72%	73%
Refinery Sourced Sales Barrels (Bbls/Day)	28,516	27,355	29,900	31,907	32,025
Average Crude Oil Costs ($/Bbl)	$55.01	$39.31	$29.32	$23.62	$25.00
Refinery Margin ($/Bbl)	$14.03	$8.96	$8.81	$6.84	$9.69

(a)	Total Capitalization is defined as Long-Term Debt, net of current portion plus Total Stockholders’ Equity.

(b)	Book value per common share is defined as Total Stockholders’ Equity at December 31, 2005 divided by number of common shares outstanding, net of treasury shares, at December 31, 2005.

(c)	Return on Average Stockholders’ Equity is defined as Net Earnings divided by the average of Total Stockholders’ Equity at January 1, 2005 and Total Stockholders’ Equity at December 31, 2005.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except percentages,
	per share and operating data)
Yorktown Operations:(1)
Rated Crude Oil Capacity Utilized	88%	84%	83%	86%
Refinery Sourced Sales Barrels (Bbls/Day)	62,667	60,999	58,931	58,771
Average Crude Oil Costs ($/Bbl)	$51.95	$37.39	$29.79	$27.01
Refinery Margin ($/Bbl)	$8.72	$5.60	$4.07	$2.32
Retail Group:
Service Stations: (Continuing Operations)
Fuel Gallons Sold (In Thousands)	162,637	156,917	148,605	148,469	156,167
Fuel Margin ($/Gallon)	$0.19	$0.18	$0.20	$0.15	$0.17
Merchandise Sold ($ In Thousands)	$140,422	$134,013	$127,009	$123,630	$123,515
Merchandise Margin	27%	24%	29%	27%	28%
Operating Retail Outlets at Year End:
Continuing Operations	123	123	123	123	123
Travel Center:(2)
Fuel Gallons Sold (In Thousands)	—	—	10,227	24,906	24,964
Fuel Margin ($/Gallon)	$—	$—	$0.07	$0.09	$0.10
Merchandise Sold ($ In Thousands)	$—	$—	$2,703	$6,103	$6,128
Merchandise Margin	—	—	42%	44%	44%
Number of Outlets at Year End	—	—	—	1	1
Wholesale Group:
Phoenix Fuel:
Fuel Gallons Sold (In Thousands)	479,083	473,009	429,198	376,711	394,158
Fuel Margin ($/Gallon)	$0.07	$0.05	$0.05	$0.05	$0.05
Lubricant Sales ($ In Thousands)	$33,981	$30,597	$24,475	$21,544	$22,347
Lubricant Margin	16%	13%	15%	17%	17%
Dial Oil:(3)
Fuel Gallons Sold (In Thousands)	53,453	—	—	—	—
Fuel Margin ($/Gallon)	$0.15	—	—	—	—
Lubricant Sales ($ In Thousands)	$12,327	—	—	—	—
Lubricants Margin	15%	—	—	—	—
Merchandise Sales ($ in Thousands)	$4,542	—	—	—	—
Merchandise Margin(4)	28%	—	—	—	—
Operating Retail Outlets at Period End	12	—	—	—	—

(1)	Acquired on May 14, 2002.

(2)	Sold June 19, 2003.

(3)	Acquired on July 12, 2005.

(4)	Includes only retail store merchandise sales.

RECONCILIATIONS TO AMOUNTS REPORTED
UNDER GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
Refining Group

Refining Margin
      Refining margin is the difference between average net sales prices and average cost of products produced per refinery sourced sales barrel of refined product. Refining margins for each of our refineries and all of our refineries on a consolidated basis are calculated as shown below.

	December 31,

	2005	2004	2003	2002	2001

Average Per Barrel
Four Corners Operations
Net sales	$72.42	$52.15	$40.43	$32.60	$36.10
Less cost of products	58.39	43.19	31.62	25.76	26.41

Refining margin	$14.03	$8.96	$8.81	$6.84	$9.69

Yorktown Operations*
Net sales	$62.66	$45.11	$34.69	$29.99	$—
Less cost of products	53.94	39.51	30.62	27.67	—

Refining margin	$8.72	$5.60	$4.07	$2.32	$—

Consolidated
Net sales	$65.71	$47.29	$36.62	$31.19	$36.10
Less cost of products	55.33	40.65	30.96	26.79	26.41

Refining margin	$10.38	$6.64	$5.66	$4.40	$9.69

Reconciliations of refined product sales from produced products sold per barrel to net revenues
Four Corners Operations
Average sales price per produced barrel sold	$72.42	$52.15	$40.43	$32.60	$36.10
Times refinery sourced sales barrels per day	28,516	27,355	29,900	31,907	32,025
Times number of days in period	365	366	365	365	365

Refined product sales from produced products sold (000’s)	$753,772	$522,122	$441,233	$379,661	$421,977

Yorktown Operations
Average sales price per produced barrel sold	$62.66	$45.11	$34.69	$29.99	$—
Times refinery sourced sales barrels per day	62,667	60,999	58,931	58,771	—
Times number of days in period	365	366	365	232	—

Refined product sales from produced products sold (000’s)	$1,433,251	$1,007,109	$746,175	$408,910	$—

	December 31,

	2005	2004	2003	2002	2001

Consolidated (000’s)
Sum of refined product sales from produced products sold**	$2,187,023	$1,529,231	$1,187,408	$788,571	$421,977
Purchased product, transportation and other revenues	266,484	202,039	64,552	49,958	51,249

Net revenues	$2,453,507	$1,731,270	$1,251,960	$838,529	$473,226

*	Acquired in May, 2002.

**	Includes inter-segment net revenues.

	December 31,

	2005	2004	2003	2002	2001

Reconciliation of average cost of products per produced barrel sold to total cost of products sold (excluding depreciation and amortization)
Four Corners Operation
Average cost of products per produced barrel sold	$58.39	$43.19	$31.62	$25.76	$26.41
Times refinery sourced sales barrels per day	28,516	27,355	29,900	31,907	32,025
Times number of days in period	365	366	365	365	365

Cost of products for produced products sold (000’s)	$607,743	$432,415	$345,085	$300,002	$308,710

Yorktown Operations
Average cost of products per produced barrel sold	$53.94	$39.51	$30.62	$27.67	$—
Times refinery sourced sales barrels per day	62,667	60,999	58,931	58,771	—
Times number of days in period*	365	366	365	232	—

Cost of products for produced products sold (000’s)	$1,233,794	$882,086	$658,631	$377,277	$—

Consolidated (000’s)
Sum of refined cost of produced products sold	$1,841,537	$1,314,501	$1,003,716	$677,279	$308,710
Purchased product, transportation and other cost of products sold	236,363	175,706	38,663	24,185	23,800

Total cost of products sold (excluding depreciation and amortization)	$2,077,900	$1,490,207	$1,042,379	$701,464	$332,510

*	Acquired in May, 2002.

Retail Group

Fuel Margin
      Fuel margin is the difference between fuel sales less cost of fuel sales divided by number of gallons sold.

	December 31,

	2005	2004	2003	2002	2001

(in 000’s except fuel margin per gallon)
Fuel sales	$381,166	$291,923	$242,451	$219,662	$249,204
Less cost of fuel sold	349,467	263,484	213,312	196,693	222,320

Fuel margin	$31,699	$28,439	$29,139	$22,969	$26,884
Number of gallons sold	162,637	156,917	148,605	148,469	156,167
Fuel margin per gallon	$0.19	$0.18	$0.20	$0.15	$0.17
Reconciliation of fuel sales to net revenues (000’s)
Fuel sales	$381,166	$291,923	$242,451	$219,662	$249,204
Excise taxes included in sales	(62,671)	(58,867)	(62,296)	(73,146)	(79,500)

Fuel sales, net of excise taxes	318,495	233,056	180,155	146,516	169,704
Merchandise sales	140,422	134,012	127,009	123,630	123,515
Other sales	16,824	15,119	15,717	14,795	16,138

Net revenues	$475,741	$382,187	$322,881	$284,941	$309,357

Reconciliation of fuel cost of products sold to total cost of products sold (excluding depreciation and amortization) (000’s)
Fuel cost of products sold	$349,467	$263,484	$213,312	$196,693	$222,320
Excise taxes included in cost of products sold	(62,671)	(58,867)	(62,296)	(73,146)	(79,500)

Fuel cost of products sold, net of excise taxes	286,796	204,617	151,016	123,547	142,820
Merchandise cost of products sold	102,079	101,891	90,161	90,149	88,832
Other cost of products sold	13,466	12,044	12,385	12,065	12,673

Total cost of products sold (excluding depreciation and amortization)	$402,341	$318,552	$253,562	$225,761	$244,325

Wholesale Group

Fuel Margin
      Fuel margin is the difference between fuel sales less cost of fuel sales divided by number of gallons sold.

Phoenix Fuel

	December 31,

	2005	2004	2003	2002	2001

(in 000’s except fuel margin per gallon)
Fuel sales	$1,033,660	$807,158	$585,091	$444,621	$483,130
Less cost of fuel sold	1,000,488	781,223	562,557	424,318	463,513

Fuel margin	$33,172	$25,935	$22,534	$20,303	$19,617
Number of gallons sold	479,083	473,009	429,198	376,711	394,158
Fuel margin per gallon	$0.07	$0.05	$0.05	$0.05	$0.05

	December 31,

	2005	2004	2003	2002	2001

Reconciliation of fuel sales to net revenues (000’s)
Fuel sales	$1,033,660	$807,158	$585,091	$444,621	$483,130
Excise taxes included in sales	(162,780)	(160,776)	(140,625)	(120,596)	(118,575)

Fuel sales, net of excise taxes	870,880	646,382	444,466	324,025	364,555
Lubricant sales	33,981	30,597	24,475	21,544	22,347
Other sales	3,937	3,596	3,563	4,365	4,270

Net revenues	$908,798	$680,575	$472,504	$349,934	$391,172

Reconciliation of fuel cost of products sold to total cost of products sold excluding (depreciation and amortization) (000’s)
Fuel cost of products sold	$1,000,488	$781,223	$562,557	$424,318	$463,513
Excise taxes included in cost of products sold	(162,780)	(160,776)	(140,625)	(120,596)	(118,575)

Fuel cost of products sold, net of excise taxes	837,708	620,447	421,932	303,722	344,938
Lubricant cost of products sold	28,427	26,633	20,716	17,940	18,647
Other cost of products sold	992	605	603	1,864	2,041

Total cost of products sold (excluding depreciation and amortization)	$867,127	$647,685	$443,251	$323,526	$365,626

Dial Oil(1),(2)

	December 31,

	2005	2004	2003	2002	2001

(in 000’s except fuel margin per gallon)
Fuel sales	$112,656	$—	$—	$—	$—
Less cost of fuel sold	104,733	—	—	—	—

Fuel margin	$7,923	$—	$—	$—	$—
Number of gallons sold	53,453	—	—	—	—
Fuel margin per gallon	$0.15	$—	$—	$—	$—

Reconciliation of fuel sales to net revenues (000’s)
Fuel sales	$112,656	$—	$—	$—	$—
Lubricant and merchandise sales	16,869	—	—	—	—
Other sales	1,465	—	—	—	—

Net revenues	$130,990	$—	$—	$—	$—

	December 31,

	2005	2004	2003	2002	2001

Reconciliation of cost of fuel sold to total cost of products sold (excluding depreciation and amortization) (000’s)
Fuel cost of products sold	$104,733	$—	$—	$—	$—
Lubricant and merchandise cost of products sold	13,803	—	—	—	—
Other cost of products sold	361	—	—	—	—

Total cost of products sold (excluding depreciation and amortization)	$118,897	$—	$—	$—	$—

(1)	Statistics presented are from July 13, 2005 to December 31, 2005.

(2)	Dial Oil presents sales and cost of products sold, net of excise taxes.

	December 31,

	2005	2004	2003	2002	2001

Consolidated
Reconciliation to net revenues reported in Condensed Consolidated Statement of Earnings (000’s)
Net revenues — Refinery Group	$2,453,507	$1,731,270	$1,251,960	$838,529	$473,226
Net revenues — Retail Group	475,741	382,187	322,881	284,941	309,357
Net revenues — Wholesale Group:
Net revenues — Phoenix Fuel	908,798	680,575	472,504	349,934	391,172
Net revenues — Dial Oil	130,990	—	—	—	—
Net revenues — Other	455	529	537	181	244
Eliminations	(388,245)	(282,972)	(239,064)	(222,250)	(263,342)

Total net revenues reported in Condensed Consolidated Statement of Earnings	$3,581,246	$2,511,589	$1,808,818	$1,251,335	$910,657

	December 31,

	2005	2004	2003	2002	2001

Reconciliation to cost of products sold (excluding depreciation and amortization) in Condensed Consolidated Statement of Earnings (000’s)
Cost of products sold — Refinery Group (excluding depreciation and amortization)	$2,077,900	$1,490,207	$1,042,379	$701,464	$332,510
Cost of products sold — Retail Group (excluding depreciation and amortization)	402,341	318,552	253,562	225,761	244,325
Cost of products sold — Wholesale Group:
Cost of products sold — Phoenix Fuel (excluding depreciation and amortization)	867,127	647,685	443,251	323,526	365,626
Cost of products sold — Dial Oil (excluding depreciation and amortization)	118,897	—	—	—	—
Eliminations	(388,245)	(282,972)	(239,064)	(222,250)	(263,342)
Other	15,171	12,598	11,482	16,076	16,815

Total cost of products sold (excluding depreciation and amortization) reported in Condensed Consolidated Statement of Earnings	$3,093,191	$2,186,070	$1,511,610	$1,044,577	$695,934

      Our refining margin per barrel is calculated by subtracting cost of products from net sales and dividing the result by the number of barrels sold for the period. Our fuel margin per gallon is calculated by subtracting cost of fuel sold from fuel sales and dividing the result by the number of gallons sold for the period. We use refining margin per barrel and fuel margin per gallon to evaluate performance and allocate resources. These measures may not be comparable to similarly titled measures used by other companies. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview
      We refine and sell petroleum products and operate service stations and convenience stores. Our operations are divided into three strategic business units, the refining group, the retail group and the wholesale group. Our refining group operates two refineries in the Four Corners area of New Mexico and one refinery in Yorktown, Virginia. Our refining group sells its products to numerous wholesale distributors and retail chains. Our retail group operated 123 service stations at December 31, 2005. Our retail group sells petroleum products and merchandise in New Mexico, Arizona, and southern Colorado. Our wholesale group distributes commercial wholesale petroleum products primarily in Arizona and New Mexico.

      In order to maintain and improve our financial performance, we are focused on several critical and challenging objectives. We will be addressing these objectives in the short-term as well as over the next three to five years. In our view, the most important of these objectives are:

•	increasing margins through management of inventories and taking advantage of sales and purchasing opportunities;

•	minimizing operating expenses and capital expenditures;

•	increasing the available crude oil supply for our Four Corners refineries;

•	cost effectively complying with current environmental regulations as they apply to our refineries, including future clean air standards;

•	improving our overall financial health and flexibility by, among other things, reducing our debt and overall costs of capital, including our interest and financing costs, and maximizing our return on capital employed; and

•	evaluating opportunities for internal growth and growth by acquisition.
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
Asset Retirement Obligations
      We have legal obligations associated with the retirement of some of our long-lived assets. These obligations are related to:

•	some of our solid waste management facilities;

•	some of our crude pipeline right-of-way agreements;

•	some of our underground and above-ground storage tanks; and

•	some of our refinery piping and heaters, that are wrapped in material containing asbestos.
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

Pension and Post-Retirement Plans
      We have a defined benefit retirement plan (“Cash Balance Plan”) and a post-retirement medical plan (“Retiree Medical Plan”) for our Yorktown employees.
      The plan obligations and related assets of our pension and post-retirement plans are presented in Note 13 to our Consolidated Financial Statements. Plan assets, which consist of equity and debt securities, are valued using market prices. Plan obligations and the annual pension and post-retirement medical expense are determined by independent actuaries and are based on a number of assumptions. The key assumptions used in measuring the plan obligations include:

•	discount rate;

•	long-term rate of return on plan assets; and

•	healthcare cost trend rates.
      Changes in our actuarial assumptions used in calculating our pension and other postretirement benefit liability and expense can have a significant impact on our earnings and financial position. We review these assumptions on an annual basis and adjust them as necessary.
      The following chart reflects the sensitivities that a change in certain actuarial assumptions for our Cash Balance Plan would have had on the 2005 projected benefit obligation, our 2005 reported pension liability on our Consolidated Balance Sheet, and our 2005 reported pension expense on our Consolidated Statement of Operations:

	Increase/(Decrease)

	Impact on Projected	Impact on	Impact on
Actuarial Assumption(a)	Benefit Obligation	Pension Liability	Pension Expense

Discount rate:
Increase 1%	$(2,855,000)	$(323,000)	$(323,000)
Decrease 1%	2,762,000	390,000	390,000
Expected long-term rate of return on plan assets:
Increase 1%	—	(32,000)	(32,000)
Decrease 1%	—	32,000	32,000

(a)	Each fluctuation assumes that the other components of the calculation are held constant.
      The following chart reflects the sensitivities that a change in certain actuarial assumptions for our Retiree Medical Plan would have had on the 2005 accumulated postretirement benefit obligation on our Consolidated Balance Sheet and our 2005 reported postretirement benefit expense on our Consolidated Statement of Operation:

	Increase/(Decrease)

	Impact on	Impact on
	Accumulated	Other
	Postretirement	Postretirement
Actuarial Assumption(a)	Benefit Obligation	Benefit Expense

Discount rate:
Increase 1%	$(594,000)	$(50,000)
Decrease 1%	737,000	90,000
Health care cost trend rate(b):
Increase 1%	38,000	6,000
Decrease 1%	(38,000)	(7,000)

(a)	Each fluctuation assumes that the other components of the calculation are held constant.

(b)	This assumes a 1% change in the initial and ultimate health care cost trend rate.

Inventories
      Our inventories are stated at the lower of cost or market. Costs for crude oil and refined products produced by the refineries are determined by the last-in, first-out (“LIFO”) method. Under this method, the most recent acquisition costs are charged to cost of sales, and inventories are valued at the earliest acquisition costs. We selected this method because we believed it more accurately reflects the cost of our current sales. The use of this method results in reported earnings that can differ significantly from those that might be reported under a different inventory method such as the first-in, first-out (“FIFO”) method. Under the FIFO method, the earliest acquisition costs are charged to cost of sales and inventories are valued at the latest acquisition costs. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO volumes in prior periods. Market value is determined based on estimated selling prices less applicable refining, transportation and other selling costs, generally for the month subsequent to the end of the reporting period. This topic is further discussed in Note 2 to our Consolidated Financial Statements included in Item 8.
      The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (“FASB”), under Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, reached a consensus in September 2005 that some or all of such buy/sell arrangements should be accounted for at historical cost pursuant to the guidance in paragraph 21(a) of Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions”. Our buy/sell arrangements with a single counterparty are reported on a net basis and, accordingly, we believe we are in compliance with this EITF. The net proceeds for these type of transactions were approximately $11 million, $7 million and $5 million in 2005, 2004, and 2003, respectively.
      In November 2004, FASB issued SFAS 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”, which is effective for fiscal years beginning after June 15, 2005. This Statement requires that idle capacity expense, freight, handling costs, and wasted materials (spoilage), regardless of whether these costs are considered abnormal, be treated as current period charges. In addition, this statement requires that allocation of fixed overhead to the costs of conversion be based on the normal capacity of the production facilities. We have not yet determined the impact of this pronouncement on our financial statements.
      In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion 29”. The basic principle in Opinion 29 provides that nonmonetary exchanges should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, provides an exception to this principle if the exchange involves similar productive assets. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We do not expect this pronouncement to have a material impact on our financial statements.
Results of Operations
      Our recent financial information is summarized in Selected Financial Data in Item 6. The following discussion of our Results of Operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8, primarily Note 16.

      Below is operating data for our operations:

	Year Ended December 31,

	2005	2004	2003

Refining Group Operating Data:
Four Corners Operations:
Crude Oil/ NGL Throughput (BPD)	29,382	28,281	30,552
Refinery Sourced Sales Barrels (BPD)	28,516	27,355	29,900
Average Crude Oil Costs ($/Bbl)	$55.01	$39.31	$29.32
Refining Margin ($/Bbl)	$14.03	$8.96	$8.81
Yorktown Operations:
Crude Oil Throughput (BPD)	60,973	58,913	57,672
Refinery Sourced Sales Barrels (BPD)	62,667	60,999	58,931
Average Crude Oil Costs ($/Bbl)	$51.95	$37.39	$29.79
Refining Margin ($/Bbl)	$8.72	$5.60	$4.07
Retail Group Operating Data:
(Continuing operations only)
Fuel Gallons Sold (000’s)	162,637	156,917	148,605
Fuel Margin ($/gal)	$0.19	$0.18	$0.20
Merchandise Sales ($ in 000’s)	$140,422	$134,013	$127,009
Merchandise Margin	27%	24%	29%
Operating Retail Outlets at Year End:	123	123	123
Wholesale Group Operating Data:
Phoenix Fuel:
Fuel Gallons Sold (000’s)	479,083	473,009	429,198
Fuel Margin ($/gal)	$0.07	$0.05	$0.05
Lubricant Sales ($ in 000’s)	$33,981	$30,957	$24,475
Lubricant Margin	16%	13%	15%
Dial Oil:(1)
Fuel Gallons Sold ($ in 000’s)	53,453	—	—
Fuel Margin ($/Gallon)	$0.15	—	—
Lubricant Sales ($ in 000’s)	$12,327	—	—
Lubricant Margin	15%	—	—
Merchandise Sales ($ in 000’s)	$4,542	—	—
Merchandise Margin(2)	28%	—	—
Operating Retail Outlets at Period End	12	—	—

(1)	Acquired on July 12, 2005.

(2)	Includes only retail store merchandise sales.
      The comparability of our continuing results of operations for the year ended December 31, 2005 with the year ended December 31, 2004 is affected by, among others, the following factors:

•	stronger combined net refining margins for our refineries in 2005, due to, among other things:

•	increased finished product demand;

•	increased sales in our Tier 1 markets;

•	reduced imports of foreign gasoline, due to a reduction in gasoline sulfur limits;

•	elimination of MTBE in Connecticut, New York, and California; and

•	tight finished product supply in certain of our market areas.

•	the processing of lower priced acidic crude oils at our Yorktown refinery, including crude oil purchased under our supply agreement with Statoil that began deliveries in late February 2004;

•	stronger finished product margins for our Phoenix Fuel operations in 2005, due to, among other things:

•	increased finished product demand; and

•	tight finished product supplies in our Phoenix market.

•	the acquisition of Dial Oil in July 2005;

•	the shutdown of the alkylation unit at our Ciniza refinery as a result of the fire that occurred on April 8, 2004, which resulted in the alkylation unit being out of operation from April 8, 2004 to September 1, 2004;

•	a scheduled turnaround, which started early as a result of the fire discussed above, at the Ciniza refinery, which resulted in the refinery being out of operation from April 8, 2004 to May 9, 2004 (except the alkylation unit, which was not repaired and restarted until September 1, 2004);

•	an unplanned shutdown at the Yorktown refinery as a result of a fire that occurred at the plant in November 2005; and

•	higher throughput volumes at the Yorktown refinery due to the delayed completion of refinery upgrades toward the end of 2004 to process additional higher-acid crude oil and unrelated operating problems with two units that were resolved by early January 2005.
Comparison of the Years Ended December 31, 2005 and December 31, 2004

Earnings (Loss) From Continuing Operations Before Income Taxes
      Our earnings from continuing operations before income taxes increased $146,055,000 for the year ended December 31, 2005. This increase was primarily due to the following:

•	an increase in operating earnings before corporate allocations from our refinery operations of $111,634,000 primarily due to higher margins;

•	a $8,422,000 decrease in interest expense due to our refinancing transactions in 2005;

•	a decrease of $8,482,000 in costs associated with early debt extinguishment; and

•	an increase in our retail and wholesale operations fuel volumes and margin as a result of improved market conditions.
      This increase was partially offset by the following:

•	a $29,793,000 increase in operating expenses primarily due to higher purchased fuel costs and increased repairs and maintenance expenditures at our refineries.

Yorktown Refinery
      Our Yorktown refinery operated at an average throughput rate of approximately 61,000 barrels per day in 2005, compared to 58,900 barrels per day in 2004.
      Revenues for our Yorktown refinery increased in 2005 primarily due to higher finished product prices as a result of favorable market conditions and an increase in volumes sold.
      Refining margins for 2005 were $8.72 per barrel as compared to $5.60 per barrel for the same period in 2004. This increase was primarily due to increased demand, lower imports of finished products into the East

Coast, lower nationwide production due to the damage to refineries done by Hurricanes Katrina and Rita, and limited refining capacity in the United States.
      Operating expenses increased in 2005 primarily due to the following:

•	increased maintenance costs primarily related to tank inspections and repairs and coker unit repairs;

•	increased operating costs due to higher volumes, higher electrical costs, and higher purchased costs of natural gas; and

•	increased chemical and catalyst costs, primarily related to higher cost catalyst required to meet more stringent sulfur reduction requirements.
      Depreciation and amortization expense increased in 2005 primarily due to the amortization of certain refinery turnaround costs and depreciation of additional capitalized costs incurred in 2004.
      As discussed more fully under the heading Raw Material Supply in Items 1 and 2 of Part I, in February 2004, we entered into a long-term crude oil supply agreement with Statoil. We believe our ability to process this higher acid crude oil will reduce our crude oil costs, improve our high-value product output, and contribute significantly to higher earnings. We believe this agreement will improve our competitiveness and reduce the impact of pricing volatility on our refinery margins.

Four Corners Refineries
      Our Four Corners refineries operated at an average throughput rate of approximately 29,400 barrels per day in 2005 and 28,300 barrels per day in 2004.
      Revenues increased in 2005 primarily due to significantly higher finished product prices as a result of favorable market conditions and an increase in volumes sold.
      Refining margins in 2005 were $14.03 per barrel as compared to $8.96 per barrel for the same period in 2004. The increase in 2005 was primarily due to increased demand, lower imports of finished products into the West Coast, lower nationwide production due to the damage to refineries done by Hurricanes Katrina and Rita, and limited refining capacity in the United States.
      Operating expenses increased in 2005 primarily due to increased employee costs, higher purchased fuel costs, and increased repairs and maintenance expenditures.
      Depreciation and amortization expense for our Four Corners refineries increased in 2005 primarily due to additional depreciable assets that were placed in service during the fourth quarter of 2004.

Retail Group
      Revenues for our retail group increased in 2005 primarily due to an increase in finished product selling prices and an increase in fuel volumes sold.
      Average fuel margin was $0.19 per gallon in 2005 as compared to $0.18 per gallon for the same period in 2004 primarily due to improved market conditions. Fuel volumes sold in 2005 increased by 4% as compared to the same period a year ago due to improved market conditions.
      Average merchandise margin was 27% in 2005 as compared to 24% in 2004. The increase in merchandise margins was primarily due to, among other factors, lower rebates in 2004.
      Operating expenses for our retail group increased in 2005 primarily due to an increase in higher employee costs, bank charges and additional rent expenses incurred in our operations.
      Depreciation and amortization expense for our retail group increased in 2005 primarily due to additional amortization of our leasehold improvements.

Wholesale Group

Phoenix Fuel
      Gasoline and diesel fuel volumes sold by Phoenix Fuel remained flat in 2005. Average gasoline and diesel fuel margins for Phoenix Fuel were $0.07 per gallon for 2005 and were $0.05 per gallon for 2004 due to favorable market conditions.
      Revenues for Phoenix Fuel increased in 2005 primarily due to a 26% increase in finished product selling prices as a result of improved market conditions.
      Our Phoenix Fuel finished product margins increased in 2005 as compared to 2004 primarily due to improved market conditions.
      Operating expenses for Phoenix Fuel increased in 2005 as compared to 2004 primarily as a result of higher transportation costs.

Dial Oil
      No comparative analysis is presented for Dial Oil because it was acquired in the third quarter of 2005 and no prior period statistics are included above.

Selling, General and Administrative Expenses (SG&A)
      For the year ended December 31, 2005, SG&A expenses increased approximately $7,339,000 or 19% to $45,173,000 from $37,834,000 in the comparable 2004 period. The increase was primarily due to:

•	higher management incentive bonuses associated with improved company financial performance; and

•	additional expenses incurred in relation to our 401(k) plan.
      These increases were partially offset by:

•	a reduction in costs related to our self-insured health plan due to improved claims experience; and

•	lower legal costs as a result of legal expense reimbursements from our insurance carriers.

Interest Expense
      For the year ended December 31, 2005, interest expense decreased approximately $8,422,000 or 26% to $24,485,000 from $32,907,000 in the comparable 2004 period as a result of our refinancing transactions in 2005. See Note 8 to our Consolidated Financial Statements included in Item 8 for a further description of these transactions.

Net Loss on the Disposal/ Write-Down of Assets
      For the year ended December 31, 2005, we recorded a net loss of $1,009,000 on the disposal of assets. This loss was primarily due to a write-down of $1,284,000 relating to our secondary crude tower at Ciniza, partially offset by gains of $275,000 on sales of assets in the ordinary course of business. For the year ended December 31, 2004, we recorded a net loss of $161,000 on the disposal of assets. This included losses totaling $65,000 on the sale of vacant land and losses totaling $96,000 incurred as a result of sales and write-downs of other assets in the ordinary course of business.

Income Taxes from Continuing Operations
      The effective tax rate for the year ended December 31, 2005 was approximately 39.9%. The effective tax rate for the year ended December 31, 2004 was approximately 39.5%.

Discontinued Operations
      Discontinued operations include the operations of some of our retail service station/convenience stores. See Note 5 to our Consolidated Financial Statements included in Item 8 for additional information relating to these operations.
Outlook
      Due to market conditions, our current refining margins at Yorktown are weaker than at the same time last year and refining margins at our Four Corners refineries are currently higher than the same time last year. As a result of the November 25, 2005 fire at our Yorktown refinery, the refinery has not returned to full production. For further information regarding the Yorktown refinery fire, its impact on our operations, and possible related insurance recoveries, see the discussion of the Yorktown Refinery Fire Incident in Items 1 and 2, the discussion contained in Item 1A, and the information regarding commitments and contingencies in Note 17.
      Our wholesale group continues to experience growth in fuel volumes, but is experiencing lower margins as compared to the same time last year.
      Our retail operations are continuing to experience growth in both merchandise and fuel sales on a comparable store basis. Recently, fuel margins within our retail operations have improved in comparison to the same time last year, while merchandise margins have remained stable.
      Our businesses are very volatile and there can be no assurance that currently existing conditions will continue for any of our business segments.
Comparison of the Years Ended December 31, 2004 and December 31, 2003

Earnings (Loss) From Continuing Operations Before Income Taxes
      Our earnings from continuing operations before income taxes increased $6,690,000 for the year ended December 31, 2004. This increase was, among other things, primarily due to the following:

•	an increase in operating earnings before corporate allocations from our refinery operations of $19,695,000 primarily due to higher margins;

•	a 10% increase in fuel volumes sold by Phoenix Fuel and slightly higher margins;

•	a $6,086,000 decrease in interest expense due to our refinancing transactions in 2004; and,

•	a $3,907,000 gain from an insurance settlement due to a fire incident.
      This increase was partially offset by the following:

•	an $11,811,000 increase in operating expenses;

•	a 8.5% decline in fuel volumes sold from our Four Corners refineries;

•	$10,564,000 of costs incurred and write-offs of $4,885,000 of previously deferred financing costs and original issue discount that were related to early extinguishment of part of our long-term debt as a result of the refinancing transactions in 2004; and

•	a 17% decline in our retail group’s merchandise margin due to, among other things, an inventory reduction and lower rebates.

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

      Refining margins for 2004 were $5.60 per barrel as compared to $4.07 per barrel for the same period in 2003. This increase was primarily due to increased demand, lower imports into the East Coast of finished products, lower nationwide production due to a number of turnarounds performed at refineries operated by others, and limited refining capacity in the United States.
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
      As discussed more fully under the heading “Raw Material Supply” in Items 1 and 2 of Part I, in February 2004, we entered into a long-term crude oil supply agreement with Statoil. We believe our ability to process this higher acid crude oil will reduce our crude oil costs, improve our high-value product output, and contribute significantly to higher earnings. We believe this agreement will improve our competitiveness and reduce the impact of pricing volatility on our refining margins.

Four Corners Refineries
      Our Four Corners refineries operated at an average throughput rate of approximately 28,300 barrels per day in 2004 and 30,600 barrels per day in 2003. The decrease was primarily due to the reduced availability of crude oil.
      Revenues increased in 2004 primarily due to significantly higher prices, partially offset by lower volume. Sales volumes were reduced in 2004 because of lower crude oil supplies, the Ciniza fire that occurred on April 8, 2004, and a turnaround at Ciniza.
      Refining margins in 2004 were $8.96 per barrel as compared to $8.81 per barrel for the same period in 2003. The increase in 2004 was primarily due to increased demand, lower imports into the West Coast of finished products, lower nationwide production due to the number of turnarounds performed at refineries operated by others, and limited refining capacity in the United States.
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
      Average fuel margin was $0.18 per gallon in 2004 as compared to $0.20 per gallon for the same period in 2003 primarily due to market conditions and higher cost of finished products. Fuel volumes sold in 2004 increased by 6% as compared to the same period a year ago due to market conditions.

      Average merchandise margin was 24% in 2004 as compared to 29% in 2003. This decrease was due to an inventory reduction and lower rebates from suppliers during 2004 as compared to 2003.
      Operating expenses for our retail group decreased in 2004 primarily due to a reduction in payroll and related costs.
      Depreciation and amortization expense for our retail group decreased in 2004 primarily due to some retail assets becoming fully depreciated.

Phoenix Fuel
      Gasoline and diesel fuel volumes sold by Phoenix Fuel increased by 10% in 2004. Average gasoline and diesel fuel margins for Phoenix Fuel were $0.05 per gallon for 2004 and 2003.
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

Net (Gain) Loss on the Disposal/ Write-Down of Assets
      For the year ended December 31, 2004, we recorded a net loss of $161,000 on the disposal of assets. This included losses totaling $65,000 on the sale of vacant land and losses totaling $96,000 incurred as a result of sales and write-downs of other assets in the ordinary course of business. For the year ended December 31, 2003, we recorded net losses on the disposal/write-down of assets of $1,837,000. This amount includes the write-off of $901,000 of capitalized costs relating to a capital project associated with our Four Corners refinery operations, which management determined was no longer viable after completing an ongoing evaluation, impairment write-downs totaling $796,000 related to various retail assets and vacant land, and net losses totaling $140,000 related to other asset sales and write-offs.

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
Liquidity and Capital Resources

Capital Structure
      At December 31, 2005 we had long-term debt of $274,864,000. At December 31, 2004 our long-term debt was $292,759,000.
      The amount at December 31, 2005 includes:

•	$150,000,000 before discount, of 8% Senior Subordinated Notes due 2014; and

•	$130,001,000 before discount, of 11% Senior Subordinated Notes due 2012.
      The amount at December 31, 2004 includes:

•	$150,000,000 before discount, of 8% Senior Subordinated Notes due 2014; and

•	$148,829,000 before discount, of 11% Senior Subordinated Notes due 2012.
      As discussed in more detail in Note 8 to our Consolidated Financial Statements included in Item 8, we completed the refinancing of a portion of our long-term debt in the second quarter of 2005. As part of the refinancing, we completed the following:

•	the sale of 1,000,000 shares of our common stock; and

•	a redemption of approximately $18,828,000 of our 11% senior subordinated notes.
      In connection with these transactions, we incurred and expensed $2,082,000 of costs associated with early debt extinguishment, and we wrote off $1,009,000 of previously deferred financing costs and original issue discount.
      At December 31, 2005, our long-term debt was 40.7% of total capital. At December 31, 2004, it was 57.5%. Our net debt (long-term debt, net of current portion less cash and cash equivalents) to total capitalization (long-term debt, net of current portion less cash and cash equivalents plus total stockholders’ equity) percentage at December 31, 2005, was 21.7%. At December 31, 2004, this percentage was 55.4%. The decrease in each percentage is primarily related to an increase in cash provided by operating activities during 2005, the reduction in long-term debt during 2005 and the issuance of additional shares of our stock as discussed in more detail in Note 8 to our Consolidated Financial Statements included in Item 8.
      At December 31, 2005, we also had a $175,000,000 revolving credit facility that we entered into on June 27, 2005. The credit facility amended and restated a similar credit facility. This amendment, among other things, extends the maturity of the facility for an additional three years and increased the maximum amount that we may borrow from $100,000,000 to $175,000,000. This amendment also reduces our existing borrowing and letter of credit costs and relaxes some of the covenants in the credit facility. Due to this amendment, we also incurred financing costs in connection with our credit facility that have been deferred and are being amortized over the term of the facility. We also expanded the size of our bank group to accommodate a much larger credit facility should it become useful. For a further discussion of this matter, see Note 8 to our Consolidated Financial Statements included in Item 8.

      The credit facility is primarily a working capital and letter of credit facility. At December 31, 2005, we had no direct borrowings outstanding under the facility and $66,771,000 of letters of credit outstanding. At December 31, 2004, we had no direct borrowings outstanding under the previous facility and $12,068,000 of letters of credit outstanding.
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
      Our level of debt and these covenants may, among other things:

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
      Our ability to borrow funds under our current revolving credit facility could be adversely impacted by low product prices that could reduce our borrowing base related to eligible accounts receivable and inventories. In addition, the structuring of the Statoil supply agreement results in a lower availability of funds under the borrowing base calculation of our credit facility, however, because of the terms of the Statoil agreement, our borrowing needs have been reduced. Our debt instruments also contain restrictive covenants that limit our ability to borrow funds if certain thresholds are not maintained. See the discussion above in Capital Structure for further information relating to these loan covenants.
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

Working Capital
      Working capital at December 31, 2005 consisted of current assets of $442,355,000 and current liabilities of $208,508,000, or a current ratio of 2.12:1. At December 31, 2004, the current ratio was 1.80:1, with current assets of $232,005,000 and current liabilities of $128,833,000.

Capital Expenditures and Resources
      Cash used for capital expenditures totaled approximately $70,659,000 for the year ended December 31, 2005 and $58,671,000 for the year ended December 31, 2004. Expenditures for 2005 were primarily for building and revamping our refinery units to comply with the low sulfur fuel regulatory requirements and the Yorktown consent decree. For a further discussion of these matters, see the related discussions in Risk Factors in Item 1A and in Note 17 to our Consolidated Financial Statements in Item 8. Expenditures for 2004 were primarily for rebuilding the alkylation unit that was damaged by the fire at our Ciniza refinery on April 8, 2004, upgrades at our Yorktown refinery required to process additional volumes of higher acid crude oil, a turnaround at our Ciniza refinery, and the purchase of a hydrogen plant for our Yorktown refinery.
      We received proceeds of approximately $4,526,000 from the sale of property, plant and equipment and other assets in 2005 and $11,823,000 in 2004. Proceeds received in 2005 primarily were from the sale of a property in the ordinary course of business and one store that was classified as asset held for sale. We also received approximately $3,688,000 and $6,612,000 of insurance proceeds due to the fire incident at Ciniza in 2005 and 2004, respectively.
      On August 1, 2005, we acquired an idle crude oil pipeline running from Jal, New Mexico to Bisti, New Mexico and related assets from Texas-New Mexico Pipe Line Company. This pipeline is connected to our existing pipeline network that directly supplies crude oil to the Bloomfield and Ciniza refineries. We have begun testing the pipeline and taking other actions related to placing it in service. Unless currently unanticipated obstacles are encountered, we anticipate the pipeline will become operational before the end of 2006.
      On July 12, 2005, we acquired 100% of the common shares of Dial Oil Co. (“Dial Oil”). We funded this acquisition with cash on hand. Dial Oil is a wholesale distributor of gasoline, diesel and lubricants in the Four Corners area of the Southwest. Dial Oil also owns and operates 12 service stations/ convenience stores. Dial Oil’s assets include bulk petroleum distribution plants, cardlock fueling locations, and a fleet of truck transports.
      We continue to monitor and evaluate our assets and may sell additional non-strategic or underperforming assets that we identify as circumstances allow. We also continue to evaluate potential acquisitions in our strategic markets, including retail lease arrangements.
      As part of the Yorktown refinery acquisition in 2002, we agreed to pay to the sellers earn-out payments based on certain market value factors up to a maximum of $25,000,000. This requirement was satisfied in the third quarter of 2004. For a further discussion of these earn-out payments see Note 4 to our Consolidated Financial Statements in Item 8.
      In prior years, we initiated two capital projects relating to our Four Corners refinery operations, and capitalized approximately $2,900,000 of costs associated with these projects. In the third quarter of 2003, we completed an ongoing evaluation of these projects and wrote off $901,000 of capitalized costs relating to one capital project after determining that it was no longer viable. In the third quarter of 2005, we wrote off $1,300,000 of capitalized costs of certain refinery assets relating to one of these capital projects as we significantly changed the extent to which these assets were to be used. We currently anticipate that the other capital project in the approximate amount of $1,600,000 will be completed in the third quarter of 2006. The project is intended to enhance operations at the Ciniza refinery.
      We have budgeted to spend up to approximately $201,000,000 for capital expenditures in 2006 excluding any potential acquisitions. Of this amount, approximately $116,000,000 is for the completion of projects that were started in 2005. Approximately $122,000,000 is budgeted for capital projects to produce motor fuel that will comply with low sulfur standards. Approximately $23,000,000 is budgeted for capital projects due to the Yorktown refinery fire incident. We believe a significant amount of these expenditures will be reimbursed by insurance. In addition, approximately $40,000,000 is budgeted for non-discretionary projects that are required by law or regulation or to maintain the physical integrity of existing assets. Another $19,000,000 is budgeted for discretionary projects to sustain or enhance the current level of operations, increase earnings associated with existing or new businesses, and to expand existing operations. Our budget also includes $6,000,000 for capital expenditure contingencies.
      Much of the capital currently budgeted for environmental compliance is integrally related to operations or to operationally required projects. We do not specifically identify capital expenditures related to such projects on the basis of whether they are for environmental as opposed to economic purposes. With respect to our operating expenses for environmental compliance, while records are not kept specifically identifying or allocating such expenditures, we believe that we incur significant operating expense for such purposes. For further discussion of projects that we will be undertaking in order to comply with environmental requirements and associated capital expenditures, including our plans to comply with the previously discussed low sulfur standards, see the related discussions under the caption Regulatory and Environmental Matters included in Items 1 and 2, in Risk Factors in Item 1A, below under the caption Clean Fuels and Settlement Agreements Expenditures, and in Note 17 to our Consolidated Financial Statements in Item 8.
      We continue to investigate other capital improvements to our existing facilities. The amount of capital projects that are actually undertaken in 2006 will depend on, among other things, general business conditions and results of operations.
      Changes in the tax laws and changes in federal and state environmental laws also may increase future capital and operating expenditure levels.
      We intend to fund the projects described above through our operating cash flows, cash on hand, and if necessary, our revolving credit facility. If these sources are insufficient, we may need to secure additional financing, access the public debt and equity markets, or sell assets. We cannot assure you that these sources will be available.

Long-Term Commitments
      Included in the table below is a list of our obligations to make future payments under contracts and other agreements, as well as certain other contingent commitments.

	Payments Due

							All Remaining
	Total	2006	2007	2008	2009	2010	Years

	(In thousands)
Long-Term Debt*	$280,001	$—	$—	$—	$—	$—	$280,001
Operating Leases	55,991	8,633	7,641	6,715	5,374	4,148	23,480
Purchase Obligations:
Raw material purchases	2,937,129	1,044,042	887,842	841,474	163,771	—	—
Services	25,916	25,591	75	75	75	75	25

Total	3,299,037	1,078,266	895,558	848,264	169,220	4,223	303,506

Other Long-Term Obligations:
Aggregate environmental reserves**	4,941	2,907	888	48	48	38	1,012
Pension obligations	3,375	3,375	—	—	—	—	—
Aggregate litigation reserves	990	990	—	—	—	—	—
Interest obligations	194,950	26,300	26,300	26,300	26,300	26,300	63,450

Total	204,256	33,572	27,188	26,348	26,348	26,338	64,462

Total Obligations	$3,503,293	$1,111,838	$922,746	$874,612	$195,568	$30,561	$367,968

*	Excluding original issue discount.

**	Takes into account amounts that others are contractually obligated to pay us.

      The amounts set out in the table, including payment dates, are our best estimates at this time, but may vary as circumstances change or we become aware of additional facts.
      Raw material and finished product purchases were determined by multiplying contract volumes by the price determined under the contract as of December 31, 2005. The contracts underlying these calculations all have variable pricing arrangements.
      The above table does not include amounts for outstanding purchase orders at December 31, 2005, amounts under contracts that are cancelable by either party upon giving notice, and amounts under agreements that are based on a percentage of sales, such as credit card processing fees.
      We cannot determine our future pension expenditures beyond 2006. We are obligated to make a lump-sum payment to the pension retirement plan each year. Not included in the table are certain retiree medical and asset retirement obligations for which annual funding is not required. Our asset retirement obligations are discussed in more detail in Note 7 to our Consolidated Financial Statements in Item 8 and our pension plan and retiree medical plan obligations are described in more detail in Note 13.
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
      Included in the table below is a list of our commitments under our revolving credit facility.

	Amount of Commitment Expiration

							All Remaining
Other Commercial Commitments	Total	2005	2006	2007	2008	2009	Years

	(In thousands)
Line of Credit* (including Standby Letters of Credit)	$—	$—	$—	$—	$—	$—	$—
Standby Letters of Credit	66,771	66,771	—	—	—	—	—

*	Standby letters of credit reduce the availability of funds for direct borrowings under the line of credit. At December 31, 2005 there were no direct borrowings under the line of credit.
      The availability of letters of credit under our credit facility is $100,000,000. Our inability to post satisfactory letters of credit could constrain our ability to purchase feedstocks on the most beneficial terms.

Clean Fuels and Settlement Agreements Expenditures
      The following table shows amounts we anticipate spending to meet, among other things, certain clean fuel regulations and to comply with environmental settlements, consent decrees, and other agreements with government authorities that require certain actions to be taken at our Yorktown and Four Corners refineries. The table does not include amounts for which environmental accruals have been established, which are instead included in the long-term commitments table above. For a further discussion of these environmental accruals, see Note 17 to our Consolidated Financial Statements in Item 8. These amounts are our best estimates at this time, but may vary as circumstances change or we become aware of additional facts.

			Remaining
		2005	Projected
		Capital	Capital
Projected Capital Expenditures(1)	Amount	Expenditures	Expenditures

	(In thousands)
Yorktown — Clean Fuels	$130,000	$35,100	$94,900
Four Corners — Clean Fuels	40,000	8,100	31,900
Yorktown — Sewer System	3,500	—	3,500
Yorktown Consent Decree	27,000	8,500	18,500
Four Corners Settlement Agreements	18,000	—	18,000

Total Anticipated Cash Obligations	$218,500	$51,700	$166,800

(1)	Excluding accrued amounts.
      The amounts shown in the above table are the high end of our estimated costs for these projects. We anticipate that the costs could be between the following ranges:

•	Yorktown — Clean Fuels — $115,000,000 to $130,000,000 of which $35,100,000 was spent in 2005;

•	Four Corners — Clean Fuels — $30,000,000 to $40,000,000 of which $8,100,000 was spent in 2005;

•	Yorktown — Sewer System — $1,500,000 to $3,500,000, none of which has been spent yet;

•	Yorktown Consent Decree — $20,000,000 to $27,000,000 of which $8,500,000 was spent in 2005; and

•	Four Corners Settlement Agreements — $10,000,000 to $18,000,000, none of which has been spent yet.
      During 2005, our estimate of the costs associated with the clean fuels projects increased primarily as a result of the following:

•	increased costs for contractors and manufactured products as a result of increased demand arising from, among other things, the fact that the clean fuels regulations apply to the entire industry, and the need to repair damage in the Gulf Coast caused by Hurricanes Katrina and Rita;

•	the scope of the projects at each of the refineries increasing, including the decision to use a higher capacity gasoline treating unit with a higher sulfur removal capability at our Yorktown refinery; and

•	an increase in the cost of steel and concrete.
      For a more detailed description of these matters, including the anticipated timing of the expenditures, please see the related discussions under the caption Regulatory, Environmental and Other Matters included in Items 1 and 2, in Risk Factors in Item 1A, and in Note 17 to our Consolidated Financial Statements in Item 8.

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
      In 2003, we entered into various crude oil and gasoline futures contracts to economically hedge crude oil and other inventories and purchases for our Yorktown refinery operations. For the year ended December 31, 2003, we recognized losses on these contracts of approximately $1,594,000 in cost of products sold. These transactions did not qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and accordingly were marked to market each month. There were no open crude oil futures contracts or other commodity derivative contracts at December 31, 2005 and December 31, 2004.
      Our credit facility is floating-rate debt tied to various short-term indices. As a result, our annual interest costs associated with this debt may fluctuate. At December 31, 2005, there were no direct borrowings outstanding under this facility.
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
      Our future expenditures for compliance with environmental, health and safety matters cannot be reasonably quantified for various reasons. These reasons include:

•	the uncertain nature of remediation and cleanup cost estimates and methods;

•	imprecise and conflicting data regarding the hazardous nature of various substances;

•	the number of other potentially responsible parties involved;

•	defenses that may be available to us; and

•	changing environmental, health and safety laws, including changing interpretations of these laws.
      We cannot give assurance that compliance with laws, investigations, enforcement proceedings, private-party claims, or cleanup requirements will not have a material adverse effect on our business, financial condition or operating results. For a further discussion of environmental, health and safety matters affecting our operations, see the discussion of these matters contained in Items 1 and 2 under the heading Regulatory and Environmental Matters, in Risk Factors in Item 1A, and in Note 17 to our Consolidated Financial Statements.
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
      As of December 31, 2005 and 2004, we had environmental liability accruals of approximately $4,941,000 and $6,156,000, respectively, and litigation accruals in the aggregate of approximately $990,000 and $525,000, respectively. The environmental liability accruals summarized in the table below are recorded in the current and long-term sections of our Consolidated Balance Sheets. Environmental accruals are recorded in the current and long-term sections of our Consolidated Balance Sheets. See Note 17 to our Consolidated Financial Statements in Item 8 for a more detailed discussion of the more significant of these projects, as well as of other significant environmental commitments and contingencies.
Summary of Accrued Environmental Contingencies

	As of			As of			As of
	12/31/03	Increase	Payments	12/31/04	Increase	Payments	12/31/05

	(In thousands)
Yorktown Refinery	$5,916	$—	$(1,385)	$4,531	$57	$(1,048)	$3,540
Farmington Refinery	570	—	—	570	—	—	570
Bloomfield Refinery	267	—	(16)	251	—	(22)	229
Bloomfield — River Terrace	—	—	—	—	259	(213)	46
West Outfall — Bloomfield	—	150	(106)	44	—	(44)	—
Bloomfield Tank Farm (Old Terminal)	67	—	(14)	53	—	(11)	42
Other Projects	772	3	(68)	707	306	(499)	514

Totals	$7,592	$153	$(1,589)	$6,156	$622	$(1,837)	$4,941

Other
      In October 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”), which includes energy related tax provisions that are available to small refiners, including us. Under the Act, small refiners are allowed to deduct for tax purposes up to 75% of capital expenditures incurred to comply with the highway diesel low sulfur regulations adopted by the Environmental Protection Agency. The deduction is taken in the year the capital expenditure is made. Small refiners also are allowed to claim a credit against income tax of five cents on each gallon of low sulfur diesel fuel they produce, up to a maximum of 25% of the capital costs incurred to comply with the regulations. We may be able to use this credit in 2006.
      In August 2005, the President signed the Energy Policy Act of 2005 (the “Energy Act”). Under the Energy Act, refiners are allowed to deduct for tax purposes 50% of the cost of capital expenditures that increase the capacity of an existing refinery by at least 5%. The deduction is taken in the year the capital expenditure is made. We may be able to use this deduction in future years, if we have refinery projects that increase capacity. The Energy Act also requires that most refiners, blenders, and importers use more ethanol in their fuels, with an industry-wide target of 4 billion gallons in 2006 that increases to 7.5 billion gallons in 2012. Each refinery that has less than 75,000 barrels per day of crude oil capacity, however, is exempted from participation in this requirement until 2011. All of our refineries qualify for the exemption.

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
      These important factors include the following:

•	the availability of crude oil and the adequacy and costs of raw material supplies generally;

•	our ability to negotiate new crude oil supply contracts;

•	our ability to successfully manage the liabilities, including environmental liabilities, that we assumed in the Yorktown, Dial Oil and Tex-New Mexico pipeline acquisitions;

•	our ability to obtain anticipated levels of indemnification associated with prior acquisitions and sales of assets;

•	competitive pressures from existing competitors and new entrants, including the potential effects of various pipeline projects, competitors’ plans, as well as plans of our own, for expansion projects and refinery improvements that could increase the production of refined products in New Mexico, refinery improvements made, or being made, by competitors that will enable them to process lower quality crude oils which are typically less expensive to acquire, and other actions that may impact our markets;

•	volatility in the difference, or spread, between market prices for refined products and crude oil and other feedstocks;

•	the risk that our operations will not remain competitive and realize acceptable sales volumes and margins in those markets where they currently do so;

•	our ability to adequately control capital and operating expenses;

•	the risk that we will be unable to draw on our lines of credit, secure additional financing, access the public debt or equity markets or sell sufficient assets if we are unable to fund anticipated capital expenditures from cash flow generated by operations;

•	the risk of increased costs resulting from employee matters, including increased employee benefit costs;

•	the risk that our insurance costs will increase as a result of claims we have submitted, market conditions, or other factors;

•	the adoption of new state, federal or tribal legislation or regulations; changes to existing legislation (including the scheduled elimination of the Arizona underground storage tank fund in 2005) or regulations or their interpretation by regulators or the courts; regulatory or judicial findings, including penalties; as well as other future governmental actions that may affect our operations, including the impact of any further changes to government-mandated specifications for gasoline, diesel fuel and other petroleum products;

•	the risk that disagreements will arise between regulatory agencies and us regarding our obligations under settlements, consent decrees and other agreements;

•	the risk that we will not be able to be able to reach an agreement with EPA regarding financial assurance in connection with the administrative consent order being developed by EPA under the Resource Conservation and Recovery Act for our Yorktown refinery;

•	the risk that we will not continue to qualify for an extension of the low sulfur gasoline standards applicable to our Ciniza and Bloomfield refineries if we are unable to produce the necessary quantity of low sulfur diesel at the required time as a result of, among other things, demands placed on engineering firms and other consultants as a result of hurricane damage to Gulf Coast refineries;

•	unplanned or extended shutdowns in refinery operations;

•	the risk that future changes in operations to address issues raised by threatened or pending litigation, customer preferences, or other factors, including those related to our discontinuing the use of MTBE as a motor fuel additive, may have an adverse impact on our results of operations;

•	the risk that we will not remain in compliance with covenants, and other terms and conditions, contained in our notes and credit facility;

•	the risk that we will not be able to post satisfactory letters of credit;

•	general economic factors affecting our operations, markets, products, services and prices, including the potential impact of additional quantities of Canadian crude oil that may enter the U.S. market in the near future;

•	unexpected environmental remediation costs;

•	weather conditions affecting our operations or the areas in which our products are refined or marketed;

•	that risk that we will not be able to complete regulatory compliance projects, including motor fuel sulfur reduction projects, by applicable deadlines as a result of, among other things, demands placed on engineering firms and other consultants as a result of hurricane damage to Gulf Coast refineries, and the time and commitment required for us to address the November fire at our Yorktown refinery;

•	the risk that the repairs to our Yorktown refinery could take longer or cost more than we expect;

•	the risk that insurance coverage will not be available as we expect in connection with the November 2005 at our Yorktown refinery;

•	the risk that the Yorktown refinery will not be able to continue to operate at approximately 40,000 barrels per day while repairs are being completed

•	the risk that additional turnaround time will be required in 2006 at the Yorktown refinery in spite of the work currently being undertaken;

•	the risk that the high return project on the fluid catalytic cracker at the Yorktown refinery that we are currently undertaking will cost more than we anticipate or not be as successful in increasing our yield of higher value finished products as we anticipate;

•	the risk that the capital project in progress at our Ciniza refinery will not enhance the operations of the refinery;

•	the risk we will be found to have substantial liability in connection with existing or pending litigation;

•	the occurrence of events that cause losses for which we are not fully insured;

•	the risk that costs associated with environmental projects will be higher than currently estimated (including costs associated with the resolution of outstanding environmental matters and costs associated with reducing the sulfur content of motor fuel) or that we will be unable to complete such projects (including motor fuel sulfur reduction projects) by applicable regulatory compliance deadlines;

•	the risk that we will be added as a defendant in additional MTBE lawsuits, and that we will incur substantial liabilities and substantial defense costs in connection with these suits;

•	the risk that tax authorities will challenge the positions we have taken in preparing our tax returns;

•	the risk that changes in manufacturer promotional programs may adversely impact our retail operations;

•	the risk that the cost of testing the crude oil pipeline that we purchased from Texas-New Mexico Pipe Line Company during the third quarter of 2005, and the cost of placing it in service, will be considerably more than our current estimates;

•	the risk that the timetable for placing the crude oil pipeline that we purchased in the third quarter of 2005 will be different than anticipated, or that it will not be possible to place the pipeline in service at all;

•	the risk that it will not be possible to obtain additional crude oil at cost effective prices to either fill the crude oil pipeline that we purchased in the third quarter of 2005 or transport through the pipeline for processing at our Bloomfield and Ciniza refineries; and

•	other risks described elsewhere in this report or described from time to time in our other filings with the Securities and Exchange Commission.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Giant Industries, Inc.
Scottsdale, Arizona
      We have audited the accompanying consolidated balance sheets of Giant Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Giant Industries, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 7 to the financial statements, in 2003 the Company changed its method of accounting for asset retirement obligations to comply with Statement of Financial Accounting Standards No. 143, “Asset Retirement Obligations”, and in 2005 the Company changed its method of accounting for Conditional Asset Retirement Obligations to comply with Financial Accounting Standards Board Interpretation 47, “Accounting for Conditional Asset Retirement Obligations”.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Phoenix, Arizona
March 1, 2006

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$164,280	$23,714
Receivables:
Trade, less allowance for doubtful accounts of $611 and $329	129,283	90,518
Income tax refunds	774	3,185
Other	12,068	7,989

	142,125	101,692

Inventories	124,105	93,500
Prepaid expenses and other	10,449	11,265
Deferred income taxes	1,396	1,834

Total current assets	442,355	232,005

Property, plant and equipment	764,788	671,851
Less accumulated depreciation and amortization	(297,962)	(265,475)

	466,826	406,376

Goodwill	50,607	40,303
Other assets	24,684	23,722

	$984,472	$702,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139,710	$75,554
Accrued expenses	68,798	53,279

Total current liabilities	208,508	128,833

Long-term debt	274,864	292,759
Deferred income taxes	76,834	41,039
Other liabilities	24,430	23,336
Commitments and contingencies (Notes 11, 12, 13, 17)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, none issued
Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,366,077 and 16,085,631 shares issued	184	161
Additional paid-in capital	216,917	135,407
Retained earnings	221,203	117,325
Unearned compensation related to restricted stock	(2,014)	—

	436,290	252,893
Less common stock in treasury — at cost, 3,751,980 shares	(36,454)	(36,454)

Total stockholders’ equity	399,836	216,439

	$984,472	$702,406

The accompanying notes are an integral part of these consolidated financial statements.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Net revenues	$3,581,246	$2,511,589	$1,808,818

Cost of products sold (excluding depreciation and amortization)	3,093,191	2,186,070	1,511,610
Operating expenses	205,639	175,846	164,035
Depreciation and amortization	40,280	37,105	36,860
Selling, general and administrative expenses	45,173	37,834	30,617
Net loss on the disposal/write-down of assets, including assets held for sale	1,009	161	1,837
Gain from insurance settlement due to Ciniza fire	(3,688)	(3,907)	—

Operating income	199,642	78,480	63,859
Interest expense	(24,485)	(32,907)	(38,993)
Costs associated with early debt extinguishment	(2,082)	(10,564)	—
Amortization/write-off of financing costs	(2,797)	(8,341)	(4,696)
Investment and other income	2,799	354	162

Earnings from continuing operations before income taxes	173,077	27,022	20,332
Provision for income taxes	69,146	10,684	7,968

Earnings from continuing operations	103,931	16,338	12,364

Discontinued operations
Income (loss) from operations of discontinued retail units	2	(218)	(761)
Gain on disposal	22	525	279
Net loss on asset sales/write-downs	—	(497)	(233)

	24	(190)	(715)
Provision (benefit) for income taxes	9	(73)	(274)

Net earnings (loss) from discontinued operations	15	(117)	(441)

Cumulative effect of change in accounting principle, net of income tax benefit of $46 and $468	(68)	—	(704)

Net earnings	$103,878	$16,221	$11,219

Earnings (loss) per common share:
Basic
Continuing operations	$7.71	$1.47	$1.41
Discontinued operations	—	(0.01)	(0.05)
Cumulative effect of change in accounting principle	(0.01)	—	(0.08)

	$7.70	$1.46	$1.28

Diluted
Continuing operations	$7.63	$1.43	$1.40
Discontinued operations	—	(0.01)	(0.05)
Cumulative effect of change in accounting principle	(0.01)	—	(0.08)

	$7.62	$1.42	$1.27

The accompanying notes are an integral part of these consolidated financial statements.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Unearned
					Compensation
			Additional		Related to	Treasury Stock		Total
	Shares	Par	Paid-In	Retained	Restricted			Stockholders’
	Issued	Value	Capital	Earnings	Stock	Shares	Cost	Equity

	(In thousands, except number of shares)
Balances, January 1, 2003	12,323,759	$123	$73,763	$89,885	$—	3,751,980	$(36,454)	$127,317
401(k) plan contribution	213,776	3	897	—	—	—	—	900
Net earnings	—	—	—	11,219	—	—	—	11,219

Balances, December 31, 2003	12,537,535	126	74,660	101,104	—	3,751,980	(36,454)	139,436
401(k) plan contribution	49,046	1	899	—	—	—	—	900
Stock options exercised	215,750	2	1,447	—	—	—	—	1,449
Tax benefit of stock options exercised	—	—	1,059	—	—	—	—	1,059
Stock issued	3,283,300	32	57,342	—	—	—	—	57,374
Net earnings	—	—	—	16,221	—	—	—	16,221

Balances, December 31, 2004	16,085,631	161	135,407	117,325	—	3,751,980	(36,454)	216,439
401(k) plan contribution	34,196	—	971	—	—	—	—	971
Stock options exercised	205,250	2	1,927	—	—	—	—	1,929
Tax benefit of stock options exercised	—	—	2,167	—	—	—	—	2,167
Stock issued	2,000,000	20	74,402	—	—	—	—	74,422
Restricted shares granted	41,000	1	2,043	—	—	—	—	2,044
Unearned compensation related to restricted shares granted	—	—	—	—	(2,014)	—	—	(2,014)
Net earnings	—	—	—	103,878	—	—	—	103,878

Balances, December 31, 2005	18,366,077	$184	$216,917	$221,203	$(2,014)	3,751,980	$(36,454)	$399,836

The accompanying notes are an integral part of these consolidated financial statements.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$103,878	$16,221	$11,219
Adjustments to reconcile net earnings (loss) from to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	68	—	704
Depreciation and amortization from continuing operations	40,280	37,105	36,860
Depreciation and amortization from discontinued operations	—	93	657
Amortization/write-off of financing costs	2,797	8,341	4,696
Compensation expense related to restricted stock award	30	—	—
Deferred income taxes	32,541	8,565	7,971
Deferred crude oil purchase discounts	1,120	2,296	—
Net loss on the disposal/write-down of assets from continuing operations, including assets held for sale	1,009	161	1,837
Net (gain) on the disposal/write-down of assets from discontinued operations, including assets held for sale	(22)	(28)	(46)
(Gain) from insurance settlement of fire incident	(3,688)	(4,538)	—
Income tax benefit from exercise of stock options	2,167	1,059	—
Defined benefit retirement plan contribution	(2,039)	(1,828)	(1,086)
Long-term retiree medical plan contribution	(7)	—	—
Deferred compensation plan contribution	(357)	—	—
Changes in operating assets and liabilities
(Increase) in receivables	(26,085)	(18,830)	(6,700)
(Increase) decrease in inventories	(25,562)	39,859	(25,386)
Decrease (increase) in prepaid expenses	1,360	(3,823)	335
(Increase) in other assets	(809)	(45)	(1,095)
Increase (decrease) in accounts payable	59,173	(11,096)	19,369
Increase in accrued expenses	615	451	11,371
Increase in other liabilities	2,339	2,551	1,643

Net cash provided by operating activities	188,808	76,514	62,349

Cash flows from investing activities:
Purchase of property, plant and equipment	(70,659)	(58,671)	(17,879)
Acquisition activities	(39,405)	—	—
Proceeds from assets held for sale	1,948	9,977	9,653
Yorktown refinery acquisition contingent payment	—	(16,146)	(8,854)
Funding of restricted cash escrow funds	(21,902)	—	—
Release of restricted cash escrow funds	21,883	—	—
Net proceeds from insurance settlement of fire incident	3,688	6,612	—
Proceeds from sale of property, plant and equipment and other assets	2,578	1,846	11,780

Net cash used in investing activities	(101,869)	(56,382)	(5,300)

Cash flows from financing activities:
Payments of long-term debt	(18,828)	(212,060)	(14,954)
Payments on short term debt	—	(11,128)	—
Proceeds from line of credit	51,245	—	96,000
Payments on line of credit	(53,959)	—	(121,000)
Proceeds from issuance of long-term debt	—	147,467	—
Net proceeds from issuance of common stock	74,422	57,374	—
Proceeds from exercise of stock options	1,929	1,449	—
Long-term debt issuance costs	—	(3,000)	—
Deferred financing costs	(1,182)	(3,783)	—

Net cash used in financing activities	53,627	(23,681)	(39,954)

Net increase (decrease) in cash and cash equivalents	140,566	(3,549)	17,095
Cash and cash equivalents:
Beginning of year	23,714	27,263	10,168

End of year	$164,280	$23,714	$27,263

Income taxes paid/(refunded)	$30,180	$1,797	$(2,960)

Interest paid	$27,278	$35,285	$38,645

The accompanying notes are an integral part of these consolidated financial statements.

      Significant Noncash Investing and Financing Activities by year. In the first quarter of 2005, we transferred $118,000 of property, plant and equipment to other assets. In the second quarter of 2005, we contributed 34,196 newly issued shares of our common stock, valued at $971,000, to our 401(k) plan as a discretionary contribution for the year 2004. In connection with our acquisition activity, we assumed approximately $18,377,000 of liabilities. In the fourth quarter of 2005, we granted 41,000 shares of restricted stock to our employees. These awards are recorded as unearned compensation in stockholders’ equity. See Note 10 for further information. At December 31, 2005, approximately $10,636,000 of purchases of property, plant and equipment had not been paid and, accordingly, were accrued in accounts payable and accrued liabilities. In accordance with Financial Interpretation 47, “Accounting for Conditional Asset Retirement Obligations”, we recorded an ARO liability of $147,000, and assets of $64,000 and related accumulated depreciation of $30,000. We also recorded a cumulative adjustment of $68,000, net of tax. During 2005, we also capitalized approximately $3,261,000 of interest as part of construction in progress.
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
      On January 1, 2003, in accordance with SFAS No. 143, we recorded an asset retirement obligation of $2,198,000, asset retirement costs of $1,580,000 and related accumulated depreciation of $674,000. We also reversed a previously recorded asset retirement obligation for $120,000, and recorded a cumulative effect adjustment of $1,172,000 ($704,000 net of taxes). See Note 7. In the third quarter of 2003, we contributed 213,776 newly issued shares of our common stock, valued at $900,000, to our 401(k) plan as a discretionary contribution for the year 2002. On September 30, 2003, we paid off certain capital lease obligations by paying approximately $4,703,000 in cash and by applying a $2,000,000 deposit that had been included in “Other Assets”. In the fourth quarter of 2004, we sold our corporate headquarters building and approximately eight acres of surrounding land. In connection with the sale, we entered into a ten-year agreement to lease back our corporate headquarters building. The gain on the sale of the property of approximately $924,000 has been deferred and is being amortized over the original lease term.
The accompanying notes are an integral part of these consolidated financial statements.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Significant Accounting Policies:

Organization
      Giant Industries, Inc., through our subsidiary Giant Industries Arizona, Inc. and its subsidiaries, refines and sells petroleum products. We do this:

•	on the East Coast — primarily in Virginia, Maryland, and North Carolina; and

•	in the Southwest — primarily in New Mexico, Arizona, and Colorado, with a concentration in the Four Corners area where these states meet.
      In addition, our wholesale group distributes commercial wholesale petroleum products primarily in Arizona and New Mexico.
      We have three business units:

•	our refining group;

•	our retail group; and

•	our wholesale group.
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
      The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (’FASB”), under Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, reached a consensus in September 2005 that some or all of such buy/sell arrangements should be accounted for at historical cost pursuant to the guidance in paragraph 21(a) of Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions”. Our buy/sell arrangements with a single

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
counterparty are reported on a net basis and, accordingly, we believe we are in compliance with this EITF. The net proceeds for these type of transactions were approximately $11 million, $7 million and $5 million in 2005, 2004, and 2003, respectively.

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
      We had no open commodity futures or options contracts at December 31, 2005 and December 31, 2004.
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

Trade Receivables
      Our trade receivables result primarily from the sale of refined products, various grades of gasoline and diesel fuel, lubricants, and merchandise from our three refineries, Phoenix Fuel Co., Inc. (“Phoenix Fuel”) and Dial Oil Co. (“Dial Oil”). These sales are made to independent wholesalers and retailers, industrial/commercial accounts and major oil companies. In addition, our service station/convenience stores sell refined products, merchandise, and food products, some of which are purchased by the customer by use of a credit card.
      We extend credit to our refining, Phoenix Fuel and Dial Oil customers based on criteria established by our management, including ongoing credit evaluations. We usually extend credit on an unsecured basis, but we may require collateral, such as letters of credit, in some circumstances. An allowance for doubtful accounts is provided based on a number of factors that include, but are not limited to, the current evaluation of each customer’s credit risk; the delinquent status of a customer’s account; collection efforts made; current economic conditions; past experience and other available information. Uncollectible trade receivables are charged against the allowance for doubtful accounts when we have exhausted all reasonable efforts to collect the

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amounts due, including litigation if the amounts and circumstances warrant such action. The allowance for doubtful accounts is reflected in our Consolidated Balance Sheets as a reduction of trade receivables.
      Our trade receivables are pledged as collateral for borrowings under our revolving credit facility. At December 31, 2005 and 2004, we had no direct borrowings outstanding under the facility in place at that time.
      Our major categories of trade receivables are as follows:

	December 31,

	2005	2004

	(In thousands)
Trade	$125,229	$88,232
Credit cards	4,054	2,286

	$129,283	$90,518

Inventories
      Our inventories are stated at the lower of cost or market. Costs for crude oil and refined products produced by our refineries are determined by the last-in, first-out (“LIFO”) method. Costs for our retail, wholesale, exchange and terminal refined products inventories and shop supplies are determined by the first-in, first-out (“FIFO”) method. Costs for merchandise inventories at our retail locations are determined by the retail inventory method. See Note 2 for additional information.

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

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill
      SFAS No. 142, “Goodwill and Other Intangible Assets” requires, among other things, that goodwill not be amortized, but be tested for impairment annually, or as events and circumstances indicate. See Note 4 for applicable disclosures.
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

Asset Retirement Obligations
      SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) requires that the fair value of a liability for an asset retirement obligation (“ARO”) be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs (“ARC”) are capitalized as part of the carrying amount of the long-lived asset. In March 2005, the FASB issued Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). This interpretation clarifies the term conditional asset retirement obligation as used in SFAS No. 143. Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Clarity is also provided regarding when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is to be applied no later than the end of fiscal years ending after December 15, 2005. In conjunction with FIN 47, we reviewed our operations in the fourth quarter of 2005 and recorded an ARO liability of $147,000, ARC assets of $64,000 and related accumulated depreciation of $30,000. We also recorded a cumulative adjustment of $114,000 ($68,000 net of tax). See Note 7 for additional disclosures.

Treasury Stock
      We have 3,751,980 shares of our common stock classified as treasury stock. These shares were acquired under a stock repurchase program and an issuer tender offer at a weighted average cost of approximately $9.72 per share. These shares are available for a number of corporate purposes including, among others, for options, bonuses, and other employee stock benefit plans.

Environmental Expenditures
      Environmental expenditures that relate to current operations are expensed or capitalized depending on the circumstances. Expenditures that relate to an existing condition caused by past operations, and which do not result in an asset with an economic life greater than one year, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Environmental liabilities are not discounted to their present value and are recorded without consideration of potential recoveries from third parties, although we do take into account amounts that others are contractually obligated to pay us. Subsequent adjustments to estimates, which may be significant, may be made as more

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
information becomes available or as circumstances change. See Note 17 for disclosures relating to environmental expenditures.

Income Taxes
      The provision for income taxes is based on earnings reported in the financial statements. Deferred income taxes are provided to reflect temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes, as well as the effects of tax credits. We file consolidated federal and state income tax returns for the states in which we operate, except in states that are not unitary. See Note 14 for disclosures relating to income taxes.

Earnings Per Common Share
      Earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per common share are computed by dividing consolidated net earnings by the weighted average number of shares of common stock outstanding during each period. Earnings per common share assuming dilution are computed by dividing consolidated net earnings by the sum of the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options and restricted stock awards issued using the treasury stock method, unless such calculation is antidilutive. See Note 15 for disclosures relating to earnings per share.

Other Comprehensive Income
      We do not have any component of other comprehensive income for the years ended December 31, 2005, 2004, and 2003, respectively.

Guarantees
      We have analyzed the guarantee provided in certain of our lease arrangements under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”). As of December 31, 2005 the liability of the guarantee obligation undertaken under these arrangements was not material.

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

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Net earnings, as reported	$103,878	$16,221	$11,219
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	—	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(24)	(143)	(241)

Pro forma net earnings	$103,854	$16,078	$10,978

Net earnings per share:
Basic — as reported	$7.70	$1.46	$1.28

Basic — pro forma	$7.70	$1.45	$1.26

Diluted — as reported	$7.62	$1.42	$1.27

Diluted — pro forma	$7.62	$1.41	$1.24

      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” that revised SFAS No. 123. This revision requires us to measure the cost of employee services received in exchange for stock options granted using the fair value method as of the beginning of 2006. We will adopt this statement beginning January 1, 2006. We do not expect this statement to have a material impact on our financial statements.
      On December 6, 2005, 41,000 shares of restricted stock were granted to 39 employees. These awards vest ratably over five years. In accordance with APB 25, “Accounting for Stock Issued to Employees”, we recorded these awards as deferred compensation to stockholders’ equity and we will amortize the deferred compensation balance over five years using the straight-line method. See Note 10 for further information.

New Accounting Pronouncements
      In November 2004, the FASB issued SFAS 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”, which is effective for fiscal years beginning after June 15, 2005. This Statement requires that idle capacity expense, freight, handling costs, and wasted materials (spoilage), regardless of whether these costs are considered abnormal, be treated as current period charges. In addition, this statement requires that allocation of fixed overhead to the costs of conversion be based on the normal capacity of the production facilities. We have not yet determined the impact of this pronouncement on our financial statements.
      In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion 29”. The basic principle in Opinion 29 provides that nonmonetary exchanges should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, provides an exception to this principle if the exchange involves similar productive assets. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We do not expect this pronouncement to have a material impact on our financial statements.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications
      Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the 2005 presentation. These reclassifications relate primarily to the discontinued operation reporting. These reclassifications had no effect on reported earnings or stockholders’ equity.
Note 2 — Inventories:
      Our inventories consist of the following:

	December 31,

	2005	2004

	(In thousands)
First-in, first-out (“FIFO”) method:
Crude oil	$77,188	$44,435
Refined products	97,150	68,863
Refinery and shop supplies	13,790	12,330
Merchandise	7,259	3,092
Retail method:
Merchandise	8,982	9,419

Subtotal	204,369	138,139
Adjustment for last-in, first-out (“LIFO”) method	(80,264)	(44,639)

Total	$124,105	$93,500

      The portion of inventories valued on a LIFO basis totaled $76,299,000 and $63,956,000 at December 31, 2005 and 2004, respectively. The data in the following paragraph will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.
      If inventories had been determined using the FIFO method at December 31, 2005, 2004 and 2003, net earnings and diluted earnings per share would have been higher as follows:

	Year Ended December 31,

	2005	2004	2003

Net earnings	$21,393,000	$17,619,000	$3,514,000
Diluted earnings per share	$1.57	$1.55	$0.40
      We liquidated certain lower cost refinery LIFO inventory layers in 2005, 2004 and 2003, which resulted in an increase in our net earnings and related diluted earnings per share as follows:

	Year Ended December 31,

	2005	2004	2003

Net earnings	$2,468,000	$9,505,000	$1,156,000
Diluted earnings per share	$0.18	$0.84	$0.22

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3 — Property, Plant and Equipment:
      Our property, plant and equipment, at cost, consist of the following:

	December 31,

	2005	2004

	(In thousands)
Land and improvements	$42,058	$40,307
Buildings and improvements	115,955	105,429
Machinery and equipment (including turnarounds)	475,385	469,571
Pipelines	10,894	10,582
Furniture and fixtures	23,325	25,128
Vehicles	13,535	8,158
Construction in progress	83,636	12,676

Subtotal	764,788	671,851
Accumulated depreciation and amortization	(297,962)	(265,475)

Total	$466,826	$406,376

Note 4 — Goodwill and Other Intangible Assets:
      SFAS No. 142, “Goodwill and Other Intangible Assets,” addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142, among other things, specifies that goodwill and certain intangible assets with indefinite lives should no longer be amortized, but instead be subject to periodic impairment testing.
      We elected to conduct our annual goodwill impairment test as of the first day of each fourth fiscal quarter (October 1). For 2005, we identified four reporting units for the purpose of the annual impairment test. The reporting units consisted of the Yorktown Refinery Unit, Four Corners Refinery Unit, the Retail Unit, and the Wholesale Unit. The fair value of each reporting unit was determined using a discounted cash flow model based on assumptions applicable to each reporting unit. The fair value of the reporting units exceeded their respective carrying amounts, including goodwill. As a result, the goodwill of each reporting unit was considered not impaired.
      In addition to the annual goodwill impairment test, if events and circumstances indicate that goodwill of a reporting unit might be impaired, then goodwill also will be tested for impairment when the impairment indicator arises.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The changes in the carrying amount of goodwill for the year ended December 31, 2005 are as follows:

			Retail
	Refining Group		Group	Wholesale Group		Total

		Four		Phoenix
	Yorktown	Corners		Fuel	Dial

	(In thousands)
Balance as of January 1, 2004	$5,254	$125	$4,477	$14,722	$—	$24,578
Reclassification between Retail Group and Wholesale Group	—	—	(14)	14	—	—
Yorktown refinery acquisition contingent consideration	15,774	—	—	—	—	15,774
Goodwill written off related to the sale of certain retail units	—	—	(38)	—	—	(38)
Impairment losses related to the closure of certain retail units	—	—	(11)	—	—	(11)

Balance as of December 31, 2004	$21,028	$125	$4,414	$14,736	$—	$40,303
Goodwill related to acquisition activity	—	—	—	—	10,304	10,304

Balance as of December 31, 2005	$21,028	$125	$4,414	$14,736	$10,304	$50,607

      Certain of our retail units classified as held for sale or held and used are tested for impairment when circumstances change. No impairments were recorded in 2005 as a result of these tests. In 2004, offers were received for certain retail units, while others continued to be marketed for sale, and these units were tested for impairment. This resulted in a goodwill impairment write-down for one unit of $11,000. Also, goodwill of $38,000 relating to retail units sold was written off and is included in the net gain on the disposal of these units reported as a part of discontinued operations. See Note 5 for additional information on discontinued operations.
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

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of intangible assets that are included in “Other Assets” in the Consolidated Balance Sheets at December 31, 2005 and 2004 are presented below:

	December 31, 2005			December 31, 2004
							Weighted
	Gross		Net	Gross		Net	Average
	Carrying	Amortization	Carrying	Carrying	Accumulated	Carrying	Amortization
	Value	Accumulated	Value	Value	Amortization	Value	Period

							(In years)
	(In thousands)
Amortized intangible assets:
Rights-of-way	$3,729	$2,870	$859	$3,630	$2,708	$922	21
Contracts	1,376	1,227	149	1,367	1,109	258	12
Licenses and permits	1,096	503	593	1,096	379	717	13

	6,201	4,600	1,601	6,093	4,196	1,897

Intangible assets not subject to amortization:
Liquor licenses	8,335	—	8,335	7,315	—	7,315

Total intangible assets	$14,536	$4,600	$9,936	$13,408	$4,196	$9,212

      Intangible asset amortization expense for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 were $405,000, $451,000, and $376,000, respectively. Estimated amortization expense for the next five years is as follows:

(In thousands)
2006	$412
2007	263
2008	221
2009	219
2010	94
Note 5 — Assets Held For Sale, Discontinued Operations, and Asset Disposals:
      The following table contains information regarding our discontinued operations, all of which are included in our retail group and include some service station/convenience stores and our travel center, which was sold on June 19, 2003.

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Net revenues	$—	$1,269	$27,620

Net operating loss on retail units	$2	$(218)	$(761)
Gain on disposal of retail units	22	525	279
Impairment and other write-downs on retail units	—	(497)	(233)

Earnings (loss) before income taxes	$24	$(190)	$(715)

Net (loss) earnings	$15	$(117)	$(441)
Allocated goodwill included in gain on disposal	$—	$38	$113
      We disposed of several of our retail units in 2005, 2004 and 2003 and recorded a gain on disposal of $22,000, $525,000 and $279,000, respectively. There were no impairment losses and write-downs in 2005. For 2004 and 2003, we also recorded impairment losses and write-downs of $497,000 and $233,000 on our retail

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
units that were classified as discontinued operations, respectively. In 2004, certain retail properties and a vacant land-industrial site were reclassified to inventory and property, plant and equipment because we were unable to dispose of these properties within twelve months. We do not have assets held for sale at December 31, 2005 and December 31, 2004.
      We received proceeds of $149,000, $9,977,000 and $9,653,000 in 2005, 2004 and 2003, respectively, from the sale of our assets held for sale and retail units that were classified as discontinued operations. We also received proceeds of $1,799,000 from the sale of land that was classified as assets held for sale in 2005.
Note 6 — Accrued Expenses:
      Our accrued expenses are comprised of the following:

	December 31,

	2005	2004

	(In thousands)
Excise taxes	$23,330	$24,667
Payroll and related costs	11,231	8,327
Bonus, profit sharing and retirement plan contributions	14,608	6,489
Interest	3,321	3,633
Other taxes	5,901	3,092
Other	10,407	7,071

Total	$68,798	$53,279

Note 7 — Asset Retirement Obligations:
      SFAS No. 143, “Accounting for Asset Retirement Obligations”, addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an Asset Retirement Obligation (“ARO”) be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated Asset Retirement Cost (“ARC”) is capitalized as part of the carrying amount of the long-lived asset.
      To initially recognize our ARO liability, we capitalized the fair value of all ARO’s that we identified, calculated as of the date the liability would have been recognized were SFAS No. 143 in effect at that time. In accordance with SFAS No. 143, we also recognized the cumulative accretion and accumulated depreciation from the date the liability would have been recognized had the provisions of SFAS No. 143 been in effect, to January 1, 2003, the date we adopted SFAS No. 143. As a result, on January 1, 2003, we recorded an ARO liability of $2,198,000, ARC assets of $1,580,000 and related accumulated depreciation of $674,000. We also reversed a previously recorded asset retirement obligation of $120,000, and recorded a cumulative effect adjustment of $1,172,000 ($704,000 net of taxes). At December 31, 2005, our legally restricted assets that are set aside for purposes of settling ARO liabilities are approximately $358,000. These assets are set aside to fund costs associated with the closure of certain solid waste management facilities.
      In March 2005, the FASB issued Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). This interpretation clarifies the term conditional asset retirement obligation as used in SFAS No. 143. Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Clarity is also provided regarding when an entity would have sufficient information to reasonably

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimate the fair value of an asset retirement obligation. FIN 47 is to be applied no later than the end of fiscal years ending after December 15, 2005. In conjunction with FIN 47, we reviewed our operations in the fourth quarter of 2005 and recorded an ARO liability of $147,000, ARC assets of $64,000 and related accumulated depreciation of $30,000. We also recorded a cumulative adjustment of $114,000 ($68,000 net of tax).
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

3. Storage Tanks — we have a legal obligation under applicable law to remove or close in place certain underground and aboveground storage tanks, both on owned property and leased property, once they are taken out of service. Under some lease arrangements, we also have committed to restore the leased property to its original condition.
      We identified the following conditional ARO:

1. Refinery Piping and Heaters — we have a legal obligation to properly remove or dispose of materials that contain asbestos which surround certain refinery piping and heaters.
      The following table reconciles the beginning and ending aggregate carrying amount of our ARO’s for the years ended December 31, 2005 and 2004.

	December 31,

	2005	2004

	(In thousands)
Liability beginning of year	$2,272	$2,223
Liabilities incurred	322	57
Liabilities settled	(150)	(259)
Accretion expense	181	251

Liability end of period	$2,625	$2,272

      Our ARO’s are recorded in “Other liabilities” on our Consolidated Balance Sheets.
Note 8 — Long-Term Debt:
      Our long-term debt consists of the following:

	December 31,

	2005	2004

	(In thousands)
11% senior subordinated notes, due 2012, net of unamortized discount of $2,882 and $3,635, interest payable semi-annually	$127,119	$145,194
8% senior subordinated notes, due 2014, net of unamortized discount of $2,255 and $2,435, interest payable semi-annually	147,745	147,565

Total	$274,864	$292,759

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In March 2005, we issued 1,000,000 shares of our common stock and received approximately $22,349,000, net of expenses. On May 5, 2005, we used $21,888,000 of these proceeds to redeem approximately $18,828,000 of our outstanding 11% senior subordinated notes. The amount paid to redeem the notes included interest of $978,000 to the date of redemption and redemption costs of $2,082,000. In conjunction with this transaction, we also wrote off $563,000 of deferred financing costs and $446,000 of unamortized original issue discount.
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
      In addition, subject to certain conditions, we are obligated to offer to repurchase a portion of the notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, we would be required to offer to repurchase all of the notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At December 31, 2005, retained earnings available for dividends under the most restrictive terms of the indentures were approximately $78,452,000.
      On June 27, 2005, we amended and restated our revolving credit facility (the “Credit Facility”). The Credit Facility is a $175,000,000 revolving credit facility and is for, among other things, working capital, acquisitions, and other general corporate purposes.
      Under the new Credit Facility, our existing borrowing costs are reduced, certain of the covenants have been eased, and the term was extended to 2010. The availability of funds under this facility is the lesser of (i) $175,000,000, or (ii) the amount determined under a borrowing base calculation tied to eligible accounts receivables and inventory. We also have options to increase the size of the facility to up to $250,000,000. At December 31, 2005, the availability of funds under the Credit Facility was $108,229,000, net of $66,771,000 of irrevocable letters of credit outstanding.
      The interest rate applicable to the Credit Facility is based on various short-term indices. At December 31, 2005, this rate was approximately 5.76% per annum. We are required to pay a quarterly commitment fee of 0.25% per annum of the unused amount of the facility.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, there were no direct borrowings outstanding under the Credit Facility. At December 31, 2005, there were, however, $66,771,000 of irrevocable letters of credit outstanding, primarily to crude oil suppliers, insurance companies, and regulatory agencies. At December 31, 2004, there were no direct borrowings and $12,068,000 of irrevocable letters of credit outstanding primarily to crude oil suppliers,
      The obligations under the Credit Facility are guaranteed by each of our principal subsidiaries and secured by a security interest in our personal property, including:

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
      The Credit Facility also requires us to meet certain financial covenants, including maintaining a minimum consolidated net worth, a minimum consolidated interest coverage ratio, and a maximum consolidated funded indebtedness to total capitalization percentage, each as defined in the Credit Facility.
      Our failure to satisfy any of the covenants in the Credit Facility is an event of default under the Credit Facility. The Credit Facility also includes other customary events of default, including, among other things, a cross-default to our other material indebtedness and certain changes of control.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Note 9 — Financial Instruments and Hedging Activity:
      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. Using available market information and the valuation methodologies described below, we determined the estimated fair value amounts. Considerable judgment is required, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.
      The carrying amounts and estimated fair values of our financial instruments are as follows:

	December 31,

	2005		2004

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Balance Sheet — Financial Instruments:
Fixed rate long-term debt	$274,864	$299,695	$292,759	$329,392
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
      In 2003, we entered into various crude oil futures contracts in order to economically hedge crude oil inventories and crude oil purchases for the Yorktown refinery operations. For the year ended December 31, 2003, we recognized a loss on these contracts of approximately $1,594,000 in cost of products sold. These transactions did not qualify for hedge accounting in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, and accordingly were marked to market each month.
      At December 31, 2005 and 2004, we had no open crude oil futures contracts or other commodity derivatives.
Note 10 — Stock Incentive Plans:
      Under our 1998 Stock Incentive Plan (the “1998 Plan”), shares of our common stock are authorized to be issued to deserving employees in connection with awards of options, appreciation rights, restricted shares,

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
performance shares or performance units, all as defined in the 1998 Plan. Appreciation rights, performance shares and performance units may be settled in cash, our common shares or any combination thereof.
      The total number of shares available for grant under the 1998 Plan is 2% of the total number of common shares outstanding as of the first day of each calendar year, which amount was 292,282 shares for 2006, 246,673 shares for 2005, 175,711 shares for 2004, and 171,435 shares for 2003. Grants also are subject to a 400,000 share annual limitation on the number of common shares available for the grant of options that are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. Common shares available for grant in any particular calendar year that are not, in fact, granted in such year cannot be added to the common shares available for grant in any subsequent calendar year.
      On December 6, 2005, 41,000 shares of restricted stock were granted to 39 employees. These awards vest ratably over a five year period. In accordance with APB 25, “Accounting for Stock Issued to Employees”, we recorded unearned compensation in stockholders’ equity on the balance sheet. This balance was computed using an assumed forfeiture rate of one employee per year, and is amortized using the straight-line method over the vesting period. In 2005, the amount amortized to expense was $30,000.
      On May 9, 2003, 140,500 incentive stock options were granted to 15 employees under the 1998 Plan. The exercise price for all of the options was $5.24, which was the closing price of our common stock on the New York Stock Exchange on the date of grant. One-half of each grant vested on May 9, 2004 and the remaining one-half vested on May 9, 2005. All of the options expire on May 8, 2013.
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
      Under our 1989 Stock Incentive Plan (the “1989 Plan”), 500,000 shares of our common stock were authorized to be issued to deserving employees in the form of options and/or restricted stock. At December 31, 2005, no shares were available for future grants under the 1989 Plan because, by its terms, no new awards may be made after December 11, 1999. All of the remaining options or restricted stock granted under the 1989 Plan expired in 2003.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following summarizes stock option transactions under the 1989 and 1998 Plans:

		Weighted Average
Options Outstanding At	Shares	Exercise Price

January 1, 2003	552,050	$8.41
Granted	140,500	5.24
Expired	(103,550)	8.36
Forfeited	(65,000)	6.35

December 31, 2003	524,000	7.83
Exercised	(215,750)	6.72
Forfeited	(2,500)	2.85

December 31, 2004	305,750	8.65
Exercised	(205,250)	9.40

December 31, 2005	100,500	$7.12

Options exercisable at December 31:
2005	100,500	$7.12
2004	235,500	9.67
2003	314,500	10.08
      The following summarizes information about stock options outstanding under the 1998 Plan at December 31, 2005:

Options Outstanding
			Options Exercisable
		Weighted
		Average		Weighted
	Number	Remaining	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercisable	Exercise Price

$9.95	44,000	5.4	44,000	$9.95
$2.85	7,500	6.9	7,500	$2.85
$5.24	49,000	7.4	49,000	$5.24
      In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock Based Compensation.” At that time, we determined that we would not change to the fair value method and would continue to use the intrinsic value method to account for stock-based employee compensation. In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of FASB Statement No. 123. SFAS 148 amended SFAS 123 to permit alternative methods of transition for adopting a fair value based method of accounting for stock-based employee compensation. We have adopted only the disclosure provisions of SFAS No. 148. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” that revised SFAS No. 123, “Accounting for Stock Based Compensation”. This revision requires us to measure the cost of employee services received in exchange for stock options granted using the fair value method for reporting periods that begin after December 31, 2005.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimated weighted average fair value of options granted during 2003 was $3.28 per share, and was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

2003

Expected life in years	7
Risk-free interest rate	3.6%
Volatility	60%
Dividend Yield	—
      No options were granted in 2005 and 2004.
Note 11 — Interest, Operating Leases and Rent Expense:
      We paid interest of $27,278,000, $35,285,000, and $38,645,000 in 2005, 2004, and 2003, respectively. In accordance with SFAS 34 “Capitalization of Interest Cost”, we capitalized approximately $3,261,000 and $161,000 of interest as part of construction in progress in 2005 and 2004, respectively.
      In connection with the sale of approximately 8.5-acres of land in North Scottsdale, Arizona that included our corporate headquarters building, we entered into a ten-year agreement to lease back our corporate headquarters building in 2003.
      We are committed to annual minimum rentals under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2005 as follows:

Land, Building,
Machinery and
Equipment Leases

(In thousands)
2006	$8,633
2007	7,641
2008	6,715
2009	5,374
2010	4,148
2011 — 2026	23,480

Total minimum payments required	$55,991

      Our total rent expense was $10,655,000, $7,813,000, and $6,760,000 for 2005, 2004, and 2003, respectively.
      Our operating leases are for buildings, warehouses, cardlocks and facilities, and can contain one of the following options: (a) we can, after the initial lease term, purchase the property at the then fair value of the property or (b) we can, at the end of the initial lease term, renew its lease at the then fair rental value for periods of 5 to 15 years. These options enable the Company to retain use of facilities in desirable operating areas. Certain of our leases contain escalation clauses that are accounted for on a straight-line basis.

Note 12 —	401(k) and Deferred Compensation Plans:
      The Company sponsors the Giant Industries, Inc. and Affiliated Companies 401(k) Plan (the “Giant 401(k)”) for the benefit of our employees. In connection with the acquisition of the Yorktown refinery, on May 14, 2002, we adopted the Giant Yorktown 401(k) Retirement Savings Plan (“Yorktown 401(k)”) for our Yorktown employees who met plan eligibility requirements. For purposes of eligibility and vesting, anyone who was employed by the Yorktown refinery on or before December 31, 2002, received credit for time worked

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for the refinery’s previous owners and certain other prior employers. In March 2004, the assets in the Yorktown 401(k) were transferred into the Giant 401(k) and the plans were combined into the Giant 401(k) for administrative convenience and to reduce costs. The benefits available to Yorktown and non-Yorktown employees did not materially change as a result of this combination.
      Subject to approval from our board of directors each year, we match the Yorktown employee’s contributions to the Giant 401(k), subject to certain limitations and a per participant maximum contribution amount. For the years ended December 31, 2005, 2004 and 2003, we expensed $1,128,000, $1,031,000 and $985,000, respectively, for matching contributions to the Yorktown participants.
      Subject to approval from our board of directors each year and beginning in 2005, we also match the non-Yorktown employee’s contributions to the Giant 401(k), subject to certain limitations and a per participant maximum contribution amount. For the years ended December 31, 2005, 2004, and 2003, we expensed $2,848,000, $1,675,000, and $1,231,000, respectively, for matching contributions to the non-Yorktown participants.
      Our matching contribution can be invested in available investment choices at the discretion of the participant.
      Supplemental contributions to the Giant 401(k) on behalf of non-Yorktown employees are made at the discretion of our board of directors. For the year ended December 31, 2005, our board of directors changed the supplemental contribution from a discretionary contribution in an amount to be determined each year to a fixed contribution equal to 3% of eligible wages. Yorktown employees currently do not receive this supplemental contribution. The amount accrued for the 2005 supplemental contribution is $1,622,000. This discretionary contribution will be funded with newly issued shares of our common stock in 2006.
      For the year ended December 31, 2004, we accrued $900,000 for a discretionary contribution to the Giant 401(k), which was funded in 2005 with 34,196 newly issued shares of our common stock. For the year ended December 31, 2003, we accrued $900,000 for a discretionary contribution to the Giant 401(k), which was funded in 2004 with 49,046 newly issued shares of our common stock. All shares are allocated to eligible employees’ accounts in the manner set forth in the Giant 401(k).
      At December 31, 2005, the assets of the Giant 401(k) include 620,365 shares of our common stock valued at approximately $32,234,000 on December 31, 2005.
      In July 2005, we acquired Dial Oil Co. (“Dial”) and Dial employees immediately became eligible to participate in the Giant 401(k). Dial employees were permitted to carry over their prior years of service with Dial for eligibility and vesting purposes. The 401(k) plan sponsored by Dial was terminated prior to the acquisition. Giant is responsible for administration of the terminated Dial 401(k) plan until IRS approves the termination and the assets are distributed to the participants.
      On October 31, 2005, we adopted a deferred compensation plan. The plan is an unfunded retirement restoration plan that provides for additional payments from us so that total retirement benefits for certain executives will be maintained at the levels provided in the 401(k) plan before the application of Internal Revenue Code limitations. Directors are also eligible for the plan. We expensed $264,000 in 2005 in connection with this plan. At December 31, 2005, the accrued liability was $621,000 and is recorded in “Other liabilities and deferred income” on our Consolidated Balance Sheets.

Note 13 —	Pension and Post-Retirement Benefits:
      In connection with the acquisition of the Yorktown refinery, in 2002, we established the Giant Yorktown Cash Balance Plan (“CB Plan”). The CB Plan is a defined benefit plan for our Yorktown employees. The CB Plan is a “cash balance” retirement plan fully funded by us without employee contributions. All Yorktown employees meeting the eligibility requirements are automatically included in the CB Plan. Under the CB Plan,

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
an account is established for each eligible employee that in general reflects pay credits, based on a percentage of eligible pay determined by age or years of service, whichever yields the greater percentage, plus regular interest credits. Interest credits are generally equal to the greater of 5% or the 12-month average of the one-year U.S. Treasury constant maturity rates plus 1%. Yorktown employees who were covered by the BP retirement plan on July 1, 2000, are generally eligible for a grandfather provision that affects the calculation of the benefit under the plan.
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
      We must make a lump-sum payment to the CB Plan each year. The amount of our annual payment is based on various factors, including actuarial calculations linked to the potential retirement ages of Yorktown employees. Our payment to the CB Plan for the plan year ending December 31, 2004 was $2,039,000 and was made in September 2005. We expect to contribute approximately $3,375,000 to the CB Plan in 2006.
      In connection with the acquisition of the Yorktown refinery, in 2002, we established the Giant Yorktown Retiree Medical Plan (the “RM Plan”), which is a post-retirement benefit plan for Yorktown employees. The RM Plan will pay a percentage of the medical premium for coverage under the plan. Coverage is generally available to full-time employees who are age 50 or older with 10 or more years of service. We will pay from 50% to 80% of the premium cost, depending on age and years of service. Unlike the CB Plan, we are not required to fund the RM Plan annually, and currently we do not plan to do so.
      The following table contains certain disclosures for our CB Plan and RM Plan for 2005 and 2004:

	Cash Balance Plan		Retiree Medical Plan

	2005	2004	2005	2004

Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$11,740,888	$10,811,793	$3,653,595	$3,363,229
Service cost	1,356,525	1,380,020	219,695	207,573
Interest cost	671,121	537,174	220,665	194,693
Benefit paid	(307,018)	(68,729)	(6,580)	—
Actuarial loss (gain)	1,365,943	(919,370)	193,178	(111,900)
Plan amendments	254,417	—	—	—

Benefit obligation at year end	$15,081,876	$11,740,888	$4,280,553	$3,653,595

Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$3,083,403	$1,087,345	$—	$—
Actual return on plan assets	210,356	236,532	—	—
Employer contributions	2,039,000	1,828,255	6,580	—
Benefits paid	(307,018)	(68,729)	(6,580)	—

Fair value of plan assets at end of year	$5,025,741	$3,083,403	$—	$—

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Cash Balance Plan		Retiree Medical Plan

	2005	2004	2005	2004

Unfunded status	$(10,056,135)	$(8,657,485)	$(4,280,553)	$(3,653,595)
Unrecognized net prior service cost	360,889	—	—	—
Unrecognized net loss (gain)	1,340,249	(32,750)	694,893	517,720

Accrued benefit cost(a)	$(8,354,997)	$(8,690,235)	$(3,585,660)	$(3,135,875)

(a) The amounts are reflected in “Other Liabilities” in the accompanying Consolidated Balance Sheets
Net periodic benefit cost included the following:
Service cost	$1,356,525	$1,380,020	$219,695	$207,573
Interest cost	671,121	537,174	220,665	194,693
Expected return on assets	(277,380)	(121,299)	—	—
Amortization of prior service cost	(106,472)	—	—	—
Recognized net actuarial loss (gain)	59,968	—	16,005	17,494

Net periodic benefit cost	$1,703,762	$1,795,895	$456,365	$419,760

      The accumulated benefit obligation for the CB Plan was $10,768,572 and $8,107,820 at December 31, 2005 and December 31, 2004, respectively.

Weighted Average Plan Assumptions

	Cash Balance Plan		Retiree Medical Plan

	2005	2004	2005	2004

Weighted average assumptions used to determine benefit obligations at December 31:
Measurement date	12/31/2005	12/31/2004	12/31/2005	12/31/2004
Discount rate	5.50%	5.50%	5.75%	6.00%
Rate of compensation increase*	3.70%	4.00%	—	—
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.50%	6.00%	6.00%	6.00%
Expected return on assets	8.50%	8.50%	—	—
Rate of compensation increase*	4.00%	4.00%	—	—

*	Salary increases are assumed to increase at a rate of 3.7% for determining benefit obligations at December 31, 2005 and 4% for determining net periodic benefit cost for 2005. An additional 5% increase is added to the ultimate rate for those with less than one year of service grading down to 0% once a participant has five years of service.
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

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Plan Assets
      Our CB Plan asset allocations at December 31, 2005, and 2004, by asset category are as follows:

	Percentage of
	Plan Assets at
	December 31,

Asset Category	2005	2004

Equity securities	70%	70%
Debt securities	27%	27%
Real estate	0%	0%
Other	3%	3%

Total	100%	100%

Assumed Health Care Cost Trend Rates

	Retiree Medical
	Plan

	2005	2004

Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year:
HMO	8.50%	9.50%
Pre-65 Non-HMO	10.50%	11.50%
Post-65 Non-HMO	11.50%	13.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2012	2012
      Assumed health care cost trend rates have a significant effect on the amounts reported for the RM Plan. A 1%-point change in assumed health care cost trend rates would have the following effect:

	1%-Point

	Increase	Decrease

Effect on total of service and interest cost components	$3,860	$(3,949)
Effect on postretirement benefit obligation	37,698	(38,358)

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 —	Income Taxes:
      Our provision (benefit) for income taxes from continuing operations is comprised of the following:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Current:
Federal	$31,423	$3,198	$(4)
State	5,182	(1,079)	1

	36,605	2,119	(3)

Deferred:
Federal	24,274	6,001	8,391
State	8,267	2,564	(420)

	32,541	8,565	7,971

Total provision from continuing operations	$69,146	$10,684	$7,968

      Net income taxes paid in 2005 and 2004 were $30,180,000 and $1,797,000, respectively. In 2003 the Company had a net refund of $2,960,000.
      We reconcile the difference between our provision (benefit) for income taxes and income taxes calculated using the statutory U.S. federal income tax rate for continuing operations as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Income taxes at the statutory U.S. federal income tax rate of 35%	$60,577	$9,458	$7,116
Increase (decrease) in taxes resulting from:
State taxes, net	8,742	965	(272)
Loss of nonconventional fuel credit	—	—	581
Other, net	(173)	261	543

Total provision from continuing operations	$69,146	$10,684	$7,968

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

	December 31, 2005			December 31, 2004

	Assets	Liabilities	Total	Assets	Liabilities	Total

	(In thousands)
Deferred Tax Assets and Liabilities:
Current Assets and Liabilities:
Accounts receivable	$175	$—	$175	$67	$—	$67
Insurance accruals	1,534	—	1,534	801	—	801
Vacation accruals	1,635	—	1,635	1,429	—	1,429
Other reserves	456	—	456	559	—	559
Other accruals	39	(3,445)	(3,406)	—	(3,174)	(3,174)
Inventory adjustments	1,002	—	1,002	2,152	—	2,152

Total current	4,841	(3,445)	1,396	5,008	(3,174)	1,834

Noncurrent Assets and Liabilities:
Other accruals	1,090	(135)	955	831	(192)	639
Accrued retirement	4,453	—	4,453	4,310	—	4,310
Deductible repairs	—	(1,868)	(1,868)	—	(3,150)	(3,150)
Accelerated depreciation	—	(86,549)	(86,549)	—	(64,701)	(64,701)
Net operating loss carryforward	162	—	162	5,821	—	5,821
Tax credit carryforwards	6,013	—	6,013	16,042	—	16,042

Total noncurrent	11,718	(88,552)	(76,834)	27,004	(68,043)	(41,039)

Total	$16,559	$(91,997)	$(75,438)	$32,012	$(71,217)	$(39,205)

      At December 31, 2005, we had an alternative minimum tax credit carryforward of $5,960,000 and a state tax credit carryover of $53,000. General business credit carryforwards were fully utilized in 2005. Our alternative minimum tax credits can be carried forward indefinitely to offset future regular tax liabilities.
      Federal net operating loss (“NOL”) carryovers were fully utilized in 2005. However, there remains $162,000 of state net operating loss carryforwards that begin to expire in the year 2022.
      As a result of the Dial Oil acquisition, we recorded a net deferred tax liability offset by goodwill of approximately $3,692,000 related to purchase accounting.
      In accordance with SFAS 109, deferred tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making the determination of whether or not a valuation allowance was required, we considered all available positive and negative evidence and made certain assumptions. We considered the overall business environment, historical earnings, and the outlook for future years. We performed this analysis as of December 31, 2005 and determined that there was sufficient positive evidence to conclude that it is more likely than not that our net deferred tax assets will be realized. We will assess the need for a deferred tax asset valuation allowance on an ongoing basis.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Earnings Per Share:
      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS No. 128:

	Year Ended December 31,

Numerator	2005	2004	2003

	(In thousands)
Earnings from continuing operations	$103,931	$16,338	$12,364
Earnings (loss) from discontinued operations	15	(117)	(441)
Cumulative effect of change in accounting principle	(68)	—	(704)

Net earnings	$103,878	$16,221	$11,219

	Year Ended December 31,

Denominator	2005	2004	2003

Basic — weighted average shares outstanding	13,485,702	11,104,938	8,731,672
Effective of dilutive stock options	143,271	253,360	98,692
Effective of dilutive restricted stock grants	159	—	—

Diluted — weighted average shares outstanding	13,629,132	11,358,298	8,830,364

	Year Ended December 31,

Basic Earnings Per Share	2005	2004	2003

Earnings from continuing operations	$7.71	$1.47	$1.41
Earnings (loss) from discontinued operations	—	(0.01)	(0.05)
Cumulative effect of change in accounting principle	(0.01)	—	(0.08)

Net earnings	$7.70	$1.46	$1.28

	Year Ended December 31,

Diluted Earnings Per Share	2005	2004	2003

Earnings from continuing operations	$7.63	$1.43	$1.40
Earnings (loss) from discontinued operations	—	(0.01)	(0.05)
Cumulative effect of change in accounting principle	(0.01)	—	(0.08)

Net earnings	$7.62	$1.42	$1.27

      At December 31, 2005 and 2004, there were 14,614,097 and 12,333,651 shares, respectively, of our common stock outstanding.
      In 2006, we will contribute newly issued shares of our common stock to fund our 401(k) plan discretionary contribution for the year ended December 31, 2005. We have not yet determined the number of shares to contribute. In April 2005, we contributed 34,196 newly issued shares of our common stock to fund our 401(k) plan discretionary contribution for the year ended December 31, 2004.
      As discussed in Note 8, we issued 1,000,000 shares in the first quarter of 2005 to redeem a portion of our outstanding debt. We also issued 1,000,000 shares in September 2005. The proceeds from these shares are being used for general corporate purposes, including to test and take other actions required to place our newly acquired crude oil pipeline in service, and may be used for possible future acquisitions.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On December 6, 2005, we awarded 41,000 restricted shares to 39 employees. See Note 10 for further information.
      There were no transactions subsequent to December 31, 2005, except as noted above, that if the transactions had occurred before December 31, 2005, would materially change the number of common shares or potential common shares outstanding as of December 31, 2005.
Note 16 — Business Segments:
      We are organized into three operating segments based on manufacturing and marketing criteria. These segments are the refining group, the retail group, and the wholesale group. A description of each segment and its principal products follows:

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

Retail Group
      Our retail group operates service stations, which include convenience stores or kiosks. We also operated a travel center in New Mexico until June 19, 2003, when the travel center was sold. Our service stations sell various grades of gasoline, diesel fuel, general merchandise, including tobacco and alcoholic and nonalcoholic beverages, and food products to the general public. Our refining group or our wholesale group supplies the gasoline and diesel fuel our retail group sells. We purchase general merchandise and food products from various suppliers. At December 31, 2005, our retail group operated 123 service stations with convenience stores or kiosks.

Wholesale Group
      Our wholesale group consists of Phoenix Fuel and Dial Oil (See Note 19 for further information). Our wholesale group primarily distributes commercial wholesale petroleum products. Our wholesale group includes several lubricant and bulk petroleum distribution plants, cardlock fueling locations, an unmanned fleet fueling operation, a bulk lubricant terminal facility, a fleet of finished product and lubricant delivery trucks, and 12 service stations acquired in the Dial Oil acquisition. We purchase petroleum fuels and lubricants from suppliers and from our refining group.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of and For the Year Ended December 31, 2005

			Wholesale Group

	Refining	Retail	Phoenix	Dial		Reconciling
	Group	Group	Fuel	Oil	Other	Items	Consolidated

	(In thousands)
Customer net revenues:
Finished products:
Four Corners operations	$559,765
Yorktown operations	1,569,057

Total	2,128,822	$318,495	$795,339	$112,656	$—	$—	$3,355,312
Merchandise and lubricants	—	140,422	36,501	16,850	—	—	193,773
Other	12,578	16,824	1,075	1,229	455	—	32,161

Total	2,141,400	475,741	832,915	130,735	455	—	3,581,246

Intersegment net revenues:
Finished products	292,706	—	75,541	—	—	(368,247)	—
Merchandise and lubricants	—	—	—	19	—	(19)	—
Other	19,401	—	342	236	—	(19,979)	—

Total	312,107	—	75,883	255	—	(388,245)	—

Net revenues of continuing operations	$2,453,507	$475,741	$908,798	$130,990	$455	$(388,245)	$3,581,246

Operating income (loss):
Four Corners operations	$81,517
Yorktown operations	113,783

Total operating income (loss) before corporate allocation	195,300	$11,408	$17,265	$4,090	$(31,098)	$2,701	$199,666
Corporate allocation	(14,941)	(9,807)	(3,562)	(595)	28,905	—	—

Total operating income (loss) after corporate allocation	180,359	1,601	13,703	3,495	(2,193)	2,701	199,666
Discontinued operations loss/(gain)	—	(2)	—	—	—	(22)	(24)

Operating income (loss) from continuing operations	$180,359	$1,599	$13,703	$3,495	$(2,193)	$2,679	199,642

Interest expense							(24,485)
Costs associated with early debt extinguishment							(2,082)
Amortization and write-offs of financing costs							(2,797)
Investment and other income							2,799

Earnings from continuing operations before income taxes							$173,077

Depreciation and amortization:
Four Corners operations	$16,534
Yorktown operations	10,513

Total from continuing operations	$27,047	$9,973	$1,666	$797	$797	$—	$40,280

Total assets	$553,051	$103,297	$96,545	$54,000	$177,579	$—	$984,472
Capital expenditures	$62,293	$4,719	$1,870	$221	$1,556	$—	$70,659

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of and For the Year Ended December 31, 2004

	Refining	Retail	Phoenix		Reconciling
	Group	Group	Fuel	Other	Items	Consolidated

	(In thousands)
Customer net revenues:
Finished products:
Four Corners operations	$423,397
Yorktown operations	1,074,536

Total	$1,497,933	$233,056	$584,903	$—	$—	$2,315,892
Merchandise and lubricants	—	134,012	32,510	—	—	166,522
Other	11,843	15,119	1,684	529	—	29,175

Total	1,509,776	382,187	619,097	529	—	2,511,589

Intersegment net revenues:
Finished products	205,842	—	61,478	—	(267,320)	—
Other	15,652	—	—	—	(15,652)	—

Total	221,494	—	61,478	—	(282,972)	—

Net revenues of continuing operations	$1,731,270	$382,187	$680,575	$529	$(282,972)	$2,511,589

Operating income (loss):
Four Corners operations	$30,914
Yorktown operations	52,752

Total operating income (loss) before corporate allocation	$83,666	$6,688	$10,486	$(26,325)	$3,775	$78,290
Corporate allocation	(13,069)	(7,804)	(2,388)	23,261	—	—

Total operating income (loss) after corporate allocation	70,597	(1,116)	8,098	(3,064)	3,775	78,290
Discontinued operations loss/(gain)	—	218	—	—	(28)	190

Operating income (loss) from continuing operations	$70,597	$(898)	$8,098	$(3,064)	$3,747	$78,480

Interest expense						(32,907)
Costs associated with early debt extinguishment						(10,564)
Amortization and write-offs of financing costs						(8,341)
Interest and investment income						354

Earnings from continuing operations before income taxes						$27,022

Depreciation and amortization:
Four Corners operations	$16,191
Yorktown operations	9,328

Total	$25,519	$9,186	$1,614	$879	$—	$37,198
Less discontinued operations	—	(93)	—	—	—	(93)

Continuing operations	$25,519	$9,093	$1,614	$879	$—	$37,105
Total assets	$474,984	$103,786	$73,467	$50,169	$—	$702,406
Capital expenditures	$50,609	$5,835	$1,707	$520	$—	$58,671
Yorktown refinery acquisition contingent payment	$16,146	$—	$—	$—	$—	$16,146

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of and For the Year Ended December 31, 2003

	Refining	Retail	Phoenix		Reconciling
	Group	Group	Fuel	Other	Items	Consolidated

	(In thousands)
Customer net revenues:
Finished products:
Four Corners operations	$287,288
Yorktown operations	768,618

Total	$1,055,906	$180,155	$397,163	$—	$—	$1,633,224
Merchandise and lubricants	—	127,009	26,262	—	—	153,271
Other	4,294	15,717	1,775	537	—	22,323

Total	1,060,200	322,881	425,200	537	—	1,808,818

Intersegment net revenues:
Finished products	175,898	—	47,304	—	(223,202)	—
Other	15,862	—	—	—	(15,862)	—

Total	191,760	—	47,304	—	(239,064)	—

Net revenues of continuing operations	$1,251,960	$322,881	$472,504	$537	$(239,064)	$1,808,818

Operating income (loss):
Four Corners operations	$41,932
Yorktown operations	22,039

Total operating income (loss) before corporate allocation	$63,971	$13,476	$8,483	$(20,995)	$(1,791)	$63,144
Corporate allocation	(10,423)	(6,224)	(1,904)	18,551	—	—

Total operating income (loss) after corporate allocation	53,548	7,252	6,579	(2,444)	(1,791)	63,144
Discontinued operations loss/(gain)	—	761	—	—	(46)	715

Operating income (loss) from continuing operations	$53,548	$8,013	$6,579	$(2,444)	$(1,837)	$63,859

Interest expense						(38,993)
Amortization and write-offs of financing costs						(4,696)
Interest and investment income						162

Earnings from continuing operations before income taxes						$20,332

Depreciation and amortization:
Four Corners operations	$15,846
Yorktown operations	7,951

Total	$23,797	$10,656	$1,763	$1,301	$—	$37,517
Less discontinued operations	—	(657)	—	—	—	(657)

Continuing operations	$23,797	$9,999	$1,763	$1,301	$—	$36,860
Total assets	$459,253	$116,083	$72,188	$52,130	$—	$699,654
Capital expenditures	$14,428	$2,322	$295	$834	$—	$17,879
Yorktown refinery acquisition contingent payment	$8,854	$—	$—	$—	$—	$8,854

(1)	Since acquisition on May 14, 2002.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 17 — Commitments and Contingencies:
      We have various legal actions, claims, assessments and other contingencies arising in the normal course of our business, including those matters described below, pending against us. Some of these matters involve or may involve significant claims for compensatory, punitive, or other damages. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. As explained more fully below, we have recorded accruals for losses related to those matters that we consider to be probable and that can be reasonably estimated. We currently believe that any amounts exceeding our recorded accruals should not materially affect our financial condition or liquidity. It is possible, however, that the ultimate resolution of these matters could result in a material adverse effect on our results of operations.
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
      Future expenditures related to environmental, health and safety matters cannot be reasonably quantified in many circumstances for various reasons. These reasons include the uncertain nature of remediation and cleanup cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, defenses that may be available to us, and changing environmental, health and safety laws, including changing interpretations of these laws.

Environmental and Litigation Accruals
      We expense or capitalize environmental expenditures depending on the circumstances.

•	Expenditures that relate to an existing environmental condition caused by past operations, and which do not result in an asset with an economic life greater than one year, are expensed.

•	Expenditures that relate to an existing environmental condition caused by past operations, and which result in an asset with an economic life greater than one year, are capitalized in the period incurred and depreciated over their useful life.
      In those circumstances where environmental expenditures, or losses associated with litigation, are anticipated or related to past events, we accrue for the liability if clean up expenditures, administrative penalties, adverse judgments, or other liabilities are probable and the costs can be reasonably estimated.
      We do not accrue for future expenditures associated with:

•	our compliance with clean air, clean water, and similar regulatory programs, including programs relating to the composition of motor fuels, that do not require us to undertake soil removal or similar clean up activities;

•	our compliance with settlements, consent decrees, and other agreements with governmental authorities that do not require us to undertake soil removal or similar cleanup activities;

•	groundwater monitoring; or

•	capital projects.
      Expenditures for these matters are capitalized or expensed when incurred.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We do not discount our environmental and litigation liabilities, and record these liabilities without consideration of potential recoveries from third parties, except that we do take into account amounts that others are contractually obligated to pay us. Subsequent adjustments to estimates, which may be significant, may be made as more information becomes available or as circumstances change.
      As of December 31, 2005 and 2004, we had environmental liability accruals of approximately $4,941,000 and $6,156,000, respectively, which are summarized below, and litigation accruals in the aggregate of approximately $990,000 and $525,000, respectively. Environmental accruals are recorded in the current and long-term sections of our Consolidated Balance Sheets. Litigation accruals are recorded in the current section of our Consolidated Balance Sheets.
Summary of Accrued Environmental Contingencies

	As of			As of			As of
	12/31/03	Increase	Payments	12/31/04	Increase	Payments	12/31/05

	(In thousands)
Yorktown Refinery	$5,916	$—	$(1,385)	$4,531	$57	$(1,048)	$3,540
Bloomfield Refinery	267	—	(16)	251	—	(22)	229
Farmington Refinery	570	—	—	570	—	—	570
Bloomfield — River Terrace	—	—	—	—	259	(213)	46
West Outfall — Bloomfield	—	150	(106)	44	—	(44)	—
Bloomfield Tank Farm (Old Terminal)	67	—	(14)	53	—	(11)	42
Other Projects	772	3	(68)	707	306	(499)	514

Totals	$7,592	$153	$(1,589)	$6,156	$622	$(1,837)	$4,941

      Approximately $4,427,000 of the December 31, 2005 accrual is for the following projects discussed below:

•	$3,540,000 and $229,000, respectively, for environmental obligations assumed in connection with our acquisitions of the Yorktown refinery and the Bloomfield refinery;

•	$570,000 for the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of our inactive Farmington refinery;

•	$46,000 for remediation in the river terrace area of the Bloomfield refinery; and

•	$42,000 for remediation of hydrocarbon contamination on and adjacent to the 5.5 acres that we own in Bloomfield, New Mexico.
      The remaining $514,000 of the accrual relates to:

•	the closure of certain solid waste management units at the Ciniza refinery;

•	closure of the Ciniza refinery land treatment facility including post-closure expenses; and

•	amounts for smaller remediation projects.

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
      BP agreed to reimburse us for all losses that are caused by or relate to property damage caused by, or any environmental remediation required due to, a violation of environmental health, and safety laws during BP’s operation of the refinery. In order to have a claim against BP, however, the total of all our losses must exceed $5,000,000, in which event our claim only relates to the amount exceeding $5,000,000. After $5,000,000 is reached, our claim is limited to 50% of the amount by which our losses exceed $5,000,000 until the total of all our losses exceeds $10,000,000. After $10,000,000 is reached, our claim would be for 100% of the amount by which our losses exceed $10,000,000. In applying these provisions, losses amounting to a total of less than $250,000 arising out of the same event are not added to any other losses for purposes of determining whether and when the $5,000,000 or $10,000,000 has been reached. After the $5,000,000 or $10,000,000 thresholds have been reached, BP has no obligation to reimburse us for any losses amounting to a total of less than $250,000 arising out of the same event. Except as specified in the refinery purchase agreement, in order to seek reimbursement from BP, we were required to notify BP of a claim within two years following the closing date. Further, BP’s total liability for reimbursement under the refinery purchase agreement, including liability for environmental claims, is limited to $35,000,000.

Yorktown 1991 Order
      In connection with the Yorktown acquisition, we assumed BP’s obligations under an administrative order issued in 1991 by EPA under the Resource Conservation and Recovery Act. The order requires an investigation of certain areas of the refinery and the development of measures to correct any releases of contaminants or hazardous substances found in these areas. A Resource Conservation and Recovery Act Facility Investigation was conducted and approved conditionally by EPA in 2002. Following the investigation, a Risk Assessment/ Corrective Measures Study (“RA/ CMS”) was finalized in 2003, which summarized the remediation measured agreed upon by us, EPA, and the Virginia Department of Environmental Quality (“VDEQ”). The RA/ CMS proposes investigation, sampling, monitoring, and cleanup measures, including the construction of an on-site corrective action management unit that would be used to consolidate hazardous solid materials associated with these measures. These proposed actions relate to soil, sludge, and remediation wastes relating to solid waste management units. Groundwater in the aquifers underlying the refinery, and surface water and sediment in a small pond and tidal salt marsh on the refinery property also are addressed in the RA/ CMS.
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
      Our most current estimate of expenditures associated with the order is between $25,000,000 ($17,500,000 of which we believe is subject to reimbursement by BP) and $27,000,000 ($19,500,000 of which we believe is subject to reimbursement by BP). We anticipate that these expenditures will be incurred over a period of approximately 35 years after EPA approves our cleanup plan. We believe that between approximately $9,600,000 and $10,600,000 of this amount will be incurred over an initial four-year period, and additional expenditures of approximately $7,600,000 will be incurred over the following four-year period, with the remainder thereafter. We currently have $3,540,000 recorded as an environmental liability for this project, which reflects our belief that BP is responsible for reimbursing us for expenditures on this project that exceed this amount.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As part of the clean-up plan, the facility’s underground sewer system will be cleaned, inspected and repaired as needed. A portion of this sewer work is scheduled to begin during the construction of the corrective action management unit and related remediation work and is included in our associated cost estimate. We anticipate that construction of the corrective action, management unit and related remediation work will be completed approximately seven to eight years after EPA approves our clean-up plan and authorizes its implementation. We have preliminarily estimated that the balance of the sewer work will cost between approximately $1,500,000 and $3,500,000 over a period of three to five years, beginning around the time the construction of the corrective action management unit and related remediation work is nearing completion. We do not know whether any clean up will be required in connection with this capital project and, accordingly have not recorded a liability for this matter.

Bloomfield Refinery Environmental Obligations
      In connection with the acquisition of the Bloomfield refinery, we assumed certain environmental obligations including the seller’s obligations under an administrative order issued by EPA in 1992 pursuant to the Resource Conservation and Recovery Act. The order required the seller to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. EPA has delegated its oversight authority over the order to NMED’s Hazardous Waste Bureau (“HWB”). In December 2002, HWB and OCD approved a cleanup plan for the refinery, subject to various actions to be taken by us to implement the plan. We estimate that remaining remediation expenses associated with the cleanup plan will be approximately $229,000, and that these expenses will be incurred through approximately 2018. As of December 31, 2005, we had $229,000 recorded as an environmental liability for this project.

Farmington Refinery Matters
      In 1973, we constructed the Farmington refinery that we operated until 1982. In 1985, we became aware of soil and shallow groundwater contamination at this property. Our environmental consulting firms identified several areas of contamination in the soils and shallow groundwater underlying the Farmington property. One of our consultants indicated that contamination attributable to past operations at the Farmington property has migrated off the refinery property, including a hydrocarbon plume that appears to extend no more than 1,800 feet south of the refinery property. Our remediation activities are ongoing under the supervision of the New Mexico Oil Conservation Division (“OCD”), although OCD has not issued a cleanup order. As of December 31, 2005, we had $570,000 recorded as an environmental liability for this project.

Bloomfield Refinery — West Outfall and River Terrace
      In August 2004, hydrocarbon discharges were discovered seeping into two small gullies, or draws, in an area of the Bloomfield refinery site known as the west outfall. We took immediate containment and other corrective actions, including removal of contaminated soils, construction of lined collection sumps, and further investigation and monitoring. To further remediate these discharges and prevent additional migration of contamination, we completed construction of an underground barrier with a pollutant extraction and collection system in the second quarter of 2005 at a cost of approximately $790,000.
      In connection with the underground barrier at the west outfall, OCD required more investigation of elevated hydrocarbon levels in an area of the Bloomfield refinery site known as the river terrace. With the approval of OCD, we installed sheet piling in this area in 1999 to block migration of groundwater contaminants. Monitoring wells were also installed, with annual sampling results submitted to OCD. In August 2005, OCD approved a bioventing plan to reduce hydrocarbon levels in this area. Bioventing involves pumping air into the soil to stimulate bacterial activity, which in turn consumes hydrocarbons. Construction of the bioventing system was completed in January 2006. We expended approximately $213,000 on this project

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
through the end of 2005. As of December 31, 2005 we had $46,000 recorded as an environmental liability for this project.

Bloomfield Tank Farm (Old Terminal)
      We have discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank that was located in Bloomfield, New Mexico. We believe that all or a portion of the tank and the 5.5 acres we own on which the tank was located may have been a part of a refinery, owned by various other parties, that, to our knowledge, ceased operations in the early 1960s. We received approval to conduct a pilot bioventing project to address remaining contamination at the site, which was completed in 2001. Bioventing involves pumping air into the soil to stimulate bacterial activity which in turn consumes hydrocarbons. Based on the results of the pilot project, we submitted a remediation plan to OCD proposing the use of bioventing to address the remaining contamination. This remediation plan was approved by OCD in 2002. We anticipate that we will incur about $20,000 in expenditures from 2006 through 2007 to continue remediation, including groundwater monitoring and testing, until natural attenuation has completed the process of groundwater remediation. We had $42,000 recorded as an environmental liability for this project at December 31, 2005.

Yorktown Consent Decree
      In addition to the obligations discussed above, in connection with the acquisition of the Yorktown refinery, we also assumed BP’s Yorktown refinery responsibilities under a consent decree among various parties covering many locations (the “Consent Decree”). Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. As applicable to the Yorktown refinery, the Consent Decree requires, among other things, reduction of nitrous oxides, sulfur dioxide, and particulate matter emissions and upgrades to the refinery’s leak detection and repair program. We estimate that we will incur capital expenditures of between $20,000,000 and $27,000,000 to comply with the Consent Decree through 2006, and have expended approximately $8,500,000 of this amount through the end of 2005. We do not anticipated any significant increase in current operating expenses when all equipment modifications required by the Consent Decree are completed. Since our expenditures for this matter do not involve soil removal or similar cleanup activities, we have not recorded an environmental liability for this project and will capitalize or expense expenditures when incurred.

Bloomfield Refinery — OCD Compliance Order
      On September 19, 2005, we received an Administrative Compliance Order from OCD alleging that: (1) we had failed to notify OCD of the west outfall discharges at our Bloomfield refinery; (2) we had allowed contaminants to enter the San Juan River from the refinery’s river terrace area; and (3) we had failed to comply with certain conditions of the refinery’s groundwater discharge permit. The Order seeks a civil penalty of $120,000, and also specifies that we apply for a discharge permit modification. We have already applied for and received the permit modification, which requires us to prepare a comprehensive action plan for the investigation and remediation of contaminated soil and groundwater at the refinery. Until this plan is completed and approved by the two agencies with regulatory oversight (OCD and HWB), we cannot reasonably estimate the cost of any associated cleanup activities and, accordingly, have not accrued an environmental liability for this matter. We are continuing settlement discussions with OCD in connection with the order. As part of any settlement, we may be required to make further modifications to our discharge permit.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Four Corners Refineries — Settlement Agreements
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
      The administrative settlement resolves all alleged violations related to the 2001 inspections. In August 2005, we paid fines of $100,000 to EPA and $150,000 to NMED. We also agreed to undertake certain environmentally beneficial projects known as supplemental environmental projects at a cost of up to $600,000.
      In addition, the administrative settlement is similar to the judicial consent decrees EPA has entered with other refiners as part of its national refinery enforcement program and requires that we do the following:

•	implement controls to reduce emissions of nitrogen oxide, sulfur dioxide, and particulate matter from the largest emitting process units;

•	upgrade leak detection and repair practices;

•	minimize the number and severity of flaring events; and

•	adopt strategies to ensure compliance with benzene waste requirements.
      We currently believe that we can satisfy the requirements of the settlement by making equipment modifications to our Four Corners refineries, which we estimate could cost between approximately $10,000,000 and $18,000,000, spread over a period of four to seven years following the date of the settlement. We currently anticipate that the majority of these costs will be incurred in the latter portion of the four to seven year phase-in period. In addition, we estimate that on-going annual operating costs associated with these modifications could cost approximately $4,000,000 per year. These amounts are the currently estimated upper limits for both capital expenditures and annual operating costs. Undertaking the upper limit for one type of expenditure could result in our having to spend less than the upper limit for the other. The costs associated with our settlement also could be subject to reduction in the event of the temporary, partial or permanent discontinuance of operations at one or both facilities. Since our settlement does not require us to undertake soil removal or similar cleanup activities, we have not recorded an environmental liability for this matter.

Bloomfield Refinery — EPA Compliance Order
      On October 12, 2005, we received an Administrative Compliance Order from EPA in connection with a Bloomfield refinery compliance evaluation inspection in 2000 and a follow-up inspection in early 2001. We send waste water from the refinery’s process units through an oil-water separator, a series of multiple-lined aeration ponds that continue the treatment and processing of oily water, and a series of evaporation ponds, before the water is injected into a permitted deep well. EPA alleges that benzene levels in the aeration ponds exceed permissible RCRA levels. EPA also alleges that we failed to make a RCRA hazardous waste determination in connection with wastewater going into the aeration ponds. The Order seeks a civil penalty of $890,000 in connection with this matter, but EPA has indicated it would consider settling for a lesser amount if we commit to operational changes that would reduce benzene levels in the aeration ponds. As part of any settlement, we may be required to undertake one or more environmentally beneficial projects known as supplemental environmental projects. We are continuing settlement discussions with EPA. Since we do not

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
anticipate incurring any cleanup costs in connection with this matter, we have not recorded an environmental liability for this project.

MTBE Litigation
      Lawsuits have been filed in numerous states alleging that MTBE, a blendstock used by many refiners in producing specially formulated gasoline, has contaminated water supplies. MTBE contamination primarily results from leaking underground or aboveground storage tanks. The suits allege MTBE contamination of water supplies owned and operated by the plaintiffs, who are generally water providers or governmental entities. The plaintiffs assert that numerous refiners, distributors, or sellers of MTBE and/or gasoline containing MTBE are responsible for the contamination. The plaintiffs also claim that the defendants are jointly and severally liable for compensatory and punitive damages, costs, and interest. Joint and several liability means that each defendant may be liable for all of the damages even though that party was responsible for only a small part of the damages. We are a defendant in approximately 30 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, and Pennsylvania. We intend to vigorously defend these lawsuits. Since we have yet to determine if a liability is probable, and we cannot reasonably estimate the amount of any loss associated with this matter, we have not recorded a liability for these lawsuits.

Jet Fuel Claim
      In February 2003, we filed a complaint against the United States in the United States Court of Federal Claims related to military jet fuel that we sold to the Defense Energy Support Center (“DESC”) from 1983 through 1994. We asserted that the federal government underpaid for the jet fuel by about $17,000,000. We requested that we be made whole in connection with payments that were less than the fair market value of the fuel, that we be reimbursed for the value of transporting the fuel in some contracts, and that we be reimbursed for certain additional costs of complying with the government’s special requirements. The U.S. has said that it may counterclaim and assert, based on its interpretation of the contracts, that we owe additional amounts of between $2,100,000 and $4,900,000. In the first quarter of 2004, the United States Court of Appeals for the Federal Circuit agreed to hear appeals in other jet fuel cases. In April 2005, a three judge panel of the Court of Appeals ruled in favor of the U.S. The judge in our case is proceeding with two other jet fuel cases, but at our request has halted any further action in our case pending a decision in those cases. Due to the preliminary nature of this matter, there can be no assurance that we, or the U.S. in the case of the possible counterclaim, will ultimately prevail, nor is it possible to predict when any payment will be received if we are successful. Accordingly, we have not recorded a receivable for our claim or a liability for any potential counterclaim.

Yorktown Refinery Incident
      On November 25, 2005, a fire occurred at our Yorktown refinery. Damage was primarily done to the gas plant that supports the fluid catalytic converter (“FCC”), a unit that alters the molecular composition of materials sent into the unit in order to produce gasoline, diesel, fuel oil, heating oil, and other products. Some piping and instrumentation cables for other operating units in the refinery were also damaged by the fire. All of the units at the refinery were shut down to assess the scope of work needed to return the refinery to safe and efficient operations. The refinery is being brought back to operation in two stages. Certain units, including the crude unit, began operations in January 2006, and the refinery is currently operating at approximately 40,000 barrels per day. The gas plant and the FCC are currently targeted to return to operation in April 2006, at which time the refinery should return to its normal operating level of approximately 62,000 barrels per day. Although we anticipate that the Yorktown refinery will return to full operating levels in April, it is possible that construction delays and other unanticipated problems could occur that would prevent us from achieving this goal.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As a result of current market conditions, our refining margins are weaker now than they were at the same time last year. Additionally, we are selling feedstocks for the FCC rather than processing them into higher valued gasoline and diesel because we our not able to operate the FCC as a result of the fire.
      We have property insurance coverage with a $1,000,000 deductible that should cover a significant portion of the costs of repairing the Yorktown refinery. We also have business interruption insurance coverage for the financial impact of the fire after the policies 45-day waiting period is exceeded. We do not yet know exactly when we will be receiving payments under these policies or ultimately how much we will receive. The amounts that we will receive from our business interruption coverage will necessarily reflect the margin environment during the time we are not operating at normal operating levels as a result of the fire, including the current weaker margin environment. We also may receive amounts under our business interruption coverage reflecting our sales of FCC feedstocks during the period of time the unit is not operational rather than the higher valued products that otherwise would have been produced and sold.
Note 18 — Related Party Matter
      Our board of directors terminated James E. Acridge as our President and Chief Executive Officer on March 29, 2002, and replaced him as our Chairman of the Board. Mr. Acridge’s term of office as a director subsequently expired on April 29, 2004. Mr. Acridge subsequently commenced a personal Chapter 11 bankruptcy proceeding. In 2004, we entered into a settlement agreement with the trustee in Mr. Acridge’s personal bankruptcy proceeding that we believe releases us from, among other things, any claims that either Mr. Acridge or his estate may have alleged arising out of Mr. Acridge’s termination, as well as other potential pre-bankruptcy claims that the trustee might have pursued against us. Pursuant to the settlement, we made a payment for the benefit of the Acridge estate in the fourth quarter of 2004, and gave up our right to receive certain distributions from the Acridge estate as well as from the bankruptcy estates of certain entities originally controlled by Mr. Acridge.
      We also filed a complaint in the Acridge bankruptcy proceeding seeking a determination that certain amounts that we believe are owed to us by Mr. Acridge are not dischargeable in bankruptcy, including a loan to Mr. Acridge in the principal amount of $5,000,000, which we wrote off in 2003. In December 2005, the bankruptcy court entered a judgment for approximately $7,518,000 in our favor, and excepted this amount from discharge in the bankruptcy proceeding. We do not know, however, whether we will actually be able to recover any of this amount from Mr. Acridge. As a result, we have not recorded a receivable for the judgment.
Note 19 — Acquisitions:
      On August 1, 2005, we acquired an idle crude oil pipeline running from Jal, New Mexico to Bisti, New Mexico and related assets from Texas-New Mexico Pipe Line Company. This pipeline is connected to our existing pipeline network that directly supplies crude oil to the Bloomfield and Ciniza refineries. We have begun testing the pipeline and taking other actions related to placing it in service. Unless currently unanticipated obstacles are encountered, we anticipate the pipeline will become operational before the end of 2006.
      On July 12, 2005, we acquired 100% of the common shares of Dial Oil Co. (“Dial Oil”). We funded this acquisition with cash on hand. Dial Oil is a wholesale distributor of gasoline, diesel and lubricants in the Four Corners area of the Southwest. Dial Oil also owns and operates 12 service stations/convenience stores. Dial Oil’s assets include bulk petroleum distribution plants, cardlock fueling locations, and a fleet of truck transports. The acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on the fair market values on the date of acquisition, and goodwill of $10,304,000 was recorded as a result of this acquisition. The pro forma effect of the acquisition on Giant’s results of operations is immaterial.

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 20 — Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2005

	Quarter

	First	Second	Third	Fourth

	(In thousands, except per share data)
Continuing Operations:
Net revenues	$711,726	$863,357	$1,085,225	$920,938

Cost of products sold (excluding depreciation and amortization)	625,790	748,883	920,408	798,110
Operating expenses	46,244	48,744	53,901	56,750
Depreciation and amortization	10,970	9,492	9,973	9,845
Selling, general and administrative expenses	7,799	11,843	15,431	10,100
(Gain) loss on the disposal/write-down of assets	(13)	(207)	1,055	174
Gain from insurance settlement of fire incident	(3,492)	(196)	—	—

Operating income	$24,428	$44,798	$84,457	$45,959

Net earnings	$10,058	$20,538	$46,640	$26,695
Net earnings per common share — basic	$0.81	$1.53	$3.43	$1.84
Net earnings per common share — assuming dilution	$0.80	$1.51	$3.38	$1.83
Discontinued Operations:
Net revenues	$—	$—	$—	$—

(Loss) income from operations	$(11)	$13	$—	$—
Gain (loss) on disposal	—	22	—	—
Loss on asset write-downs	—	—	—	—

Operating earnings (loss)	$(11)	$35	$—	$—

Net (loss) earnings	$(7)	$22	$—	$—
Net earnings (loss) per common share — basic	$—	$—	$—	$—
Net earnings (loss) per common share — assuming dilution	$—	$—	$—	$—
Cumulative effect of change in accounting principle:
Net loss	$—	$—	$—	$(68)
Net loss per common share — basic	$—	$—	$—	$(0.01)
Net loss per common share — assuming dilution	$—	$—	$—	$(0.01)

GIANT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004(1)

	Quarter

	First	Second	Third	Fourth

	(In thousands, except per share data)
Continuing Operations:
Net revenues	$540,807	$654,035	$642,439	$674,308

Cost of products sold (excluding depreciation and amortization)	460,767	557,326	564,563	603,414
Operating expenses	44,196	43,540	42,158	45,952
Depreciation and amortization	9,098	9,220	9,024	9,763
Selling, general and administrative expenses	8,200	10,052	10,110	9,472
(Gain) loss on the disposal/write-down of assets	(4)	566	(889)	488
Gain from insurance settlement of fire incident	—	—	(958)	(2,949)

Operating income	$18,550	$33,331	$18,431	$8,168

Net earnings	$4,601	$5,015	$5,975	$747
Net earnings per common share — basic	$0.52	$0.45	$0.49	$0.06
Net earnings per common share — assuming dilution	$0.51	$0.44	$0.48	$0.06
Discontinued Operations:
Net revenues	$789	$490	$(10)	$—

Loss from operations	$(118)	$(61)	$(17)	$(22)
(Loss) gain on disposal	(18)	389	161	(7)
Loss on asset write-downs	—	(372)	(125)	—

Operating (loss) earnings	$(136)	$(44)	$19	$(29)

Net (loss) earnings	$(84)	$(27)	$12	$(18)
Net (loss) earnings per common share — basic	$(0.01)	$—	$—	$—
Net (loss) earnings per common share — assuming dilution	$(0.01)	$—	$—	$—

(1)	Subsequent to the previously filed Form 10Q’s, certain reclassifications have been made to present continuing and discontinued operations in accordance with SFAS No. 144.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures

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
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.
      On July 12, 2005, we completed the acquisition of Dial Oil Co. (“Dial Oil”), as discussed elsewhere in this report. In making management’s assessment of the effectiveness of our internal control over financial reporting, we have excluded Dial Oil from our report on internal control over financial reporting as management did not have sufficient time to make an assessment of Dial Oil’s internal controls using the COSO criteria in accordance with Section 404 of the Sarbanes-Oxley Act.

(d)	Independent auditors report on our assessment of our internal control over financial reporting.
Report Of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Giant Industries, Inc.
Scottsdale, Arizona
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Giant Industries, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit. As described in the Management Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Dial Oil Company, which was acquired on July 12, 2005 and whose financial statements constitute 10.5 percent and 5.5 percent of net and total assets, respectively, 3.1 percent of revenues, and 1.8 percent of operating income from continuing operations of the consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting of Dial Oil Company.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our reports dated March 1, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s 2003 change in its method of accounting for asset retirement obligations to comply with Statement of Financial Accounting Standards No. 143, “Asset Retirement Obligations” and the Company’s 2005 change in its method of accounting for conditional asset retirement obligations to comply with Financial Accounting Standards Board Interpretation 47, “Accounting for Conditional Asset Retirement Obligations”.
/s/ Deloitte & Touche LLP
Phoenix, Arizona
March 1, 2006

PART III
      Certain information required by Part III is omitted from this report by virtue of the fact that we will file with the Securities and Exchange Commission a definitive proxy statement relating to our Annual Meeting of Stockholders to be held April 10, 2006 pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference. We expect to disseminate the proxy statement to stockholders on or about March 6, 2006.

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item concerning our directors, including our audit committee members and audit committee financial expert, and the information concerning our code of ethics, is incorporated by reference to the information contained in the 2006 proxy statement under the caption “Election of Directors.”
      The information concerning our executive officers required by this item is incorporated by reference to the section in Part I of this report entitled “Executive Officers of the Registrant,” following Item 4.
      The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the information contained in the 2006 proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference to the information contained in the 2006 proxy statement under the captions “Election of Directors,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The following table includes information regarding securities authorized for issuance under our equity compensation plans.

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	100,500	$7.12	*
Equity compensation plans not approved by security holders	—	—	—

Total	100,500	$7.12	*

*	The total number of shares available for grant is 2% of the total number of common shares outstanding as of the first day of each calendar year. Grants also are subject to a 400,000 share annual limitation on the grant of options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. Common shares available for grant in any particular calendar year that are not, in fact, granted in such year cannot be added to the common shares available for grant in any subsequent calendar year.
      For a description of our equity compensation plans see Note 10 to our Consolidated Financial Statements included in Item 8.
      The other information required by this item is incorporated by reference to the information contained in the 2006 proxy statement under the captions “Election of Directors,” “Security Ownership of Management” and “Shares Owned by Certain Shareholders.”

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference to the information contained in the 2006 proxy statement under the caption “Compensation Committee Interlocks and Insider Participation”.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated by reference to the information contained in the 2006 proxy statement under the caption “Audit Fees.”
PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
      (a)(1) The following financial statements are included in Item 8:

(i) Report of Independent Registered Public Accounting Firm

(ii) Consolidated Balance Sheets — December 31, 2005 and 2004

(iii) Consolidated Statements of Operations — Years ended December 31, 2005, 2004 and 2003

(iv) Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2005, 2004 and 2003

(v) Consolidated Statements of Cash Flows — Years ended December 31, 2005, 2004 and 2003

(vi) Notes to Consolidated Financial Statements
      (2) Financial Statement Schedule. The following financial statement schedule of Giant Industries, Inc. for the years ended December 31, 2005, 2004 and 2003 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Giant Industries, Inc.
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
      Except for plans generally available to all employees, contracts with management and any compensatory plans or arrangements relating to management are as follows:

Exhibit No.	Description

10.13	Giant Industries, Inc. and Affiliated Companies Deferred Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-10398.
10.15	Giant Industries, Inc. 1998 Stock Incentive Plan. Incorporated by reference to Appendix H to the Joint Proxy Statement/ Prospectus included in the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed May 4, 1998, File No. 333-51785.
10.16	Amendment No. 1 to 1998 Stock Incentive Plan, dated September 13, 2000. Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No 1-10398.
10.17	Amendment No. 2 to 1998 Stock Incentive Plan, dated March 27, 2002. Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No 1-10398.

Exhibit No.		Description

10.18		ESOP Substitute Excess Deferred Compensation Benefit Plan. Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10398.
10.19		2005 Management Discretionary Bonus Plan. Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 1-10398.
10	.20*	2006 Management Discretionary Bonus Plan.
10.21		Employment Agreement, dated as of December 12, 2003, between Fred L. Holliger and Giant Industries, Inc. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.
10.22		Employment Agreement, dated as of December 12, 2003, between Morgan Gust and Giant Industries, Inc. Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.
10.23		Employment Agreement, dated as of December 12, 2003, between Mark B. Cox and Giant Industries, Inc. Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.
10.24		Employment Agreement, dated as of December 12, 2003, between Kim H. Bullerdick and Giant Industries, Inc. Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.

*	Filed herewith.
      (b) Reports on Form 8-K. We filed the following reports on Form 8-K during the fourth quarter of 2005 and to date:

(i) On October 3, 2005, we filed a Form 8-K, dated September 30, 2005, regarding the entry into an amendment to our 401(k) plan.

(ii) On November 4, 2005, we filed a Form 8-K, dated November 4, 2005, regarding the establishment of the Giant Industries, Inc. and Affiliated Companies Deferred Compensation Plan.

(iii) On November 8, 2005, we filed a Form 8-K, dated November 7, 2005, containing a press release detailing our earnings for the quarter ended September 30, 2005.

(iv) On December 21, 2005, we filed a Form 8-K, dated December 20, 2005, containing a press release providing an update on our Yorktown refinery.

(v) On February 28, 2006, we filed a Form 8-K, dated February 28, 2006, containing a press release detailing our earnings for the quarter and year ended December 31, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIANT INDUSTRIES, INC.

By:	/s/ FRED L. HOLLIGER

Fred L. Holliger
Chairman of the Board
and Chief Executive Officer
March 1, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ FRED L. HOLLIGER Fred L. Holliger	Chairman of the Board, Chief Executive Officer and Director	March 1, 2006

/s/ MARK B. COX Mark B. Cox	Executive Vice President, Treasurer, Chief Financial Officer and Assistant Secretary	March 1, 2006

/s/ GREGORY A. BARBER Gregory A. Barber	Vice President, Chief Accounting Officer, and Assistant Secretary	March 1, 2006

/s/ ANTHONY J. BERNITSKY Anthony J. Bernitsky	Director	March 1, 2006

/s/ LARRY L. DEROIN Larry L. DeRoin	Director	March 1, 2006

/s/ BROOKS J. KLIMLEY Brooks J. Klimley	Director	March 1, 2006

/s/ GEORGE M. RAPPORT George M. Rapport	Director	March 1, 2006

/s/ DONALD M. WILKINSON Donald M. Wilkinson	Director	March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Giant Industries, Inc.
Scottsdale, Arizona
      We have audited the consolidated financial statements of Giant Industries Inc. and subsidiaries (“the Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 1, 2006 which express unqualified opinions and the financial statement opinion includes an explanatory paragraph relating to a change in accounting method for the adoption of Statement of Financial Accounting Standards No. 143, “Asset Retirement Obligations” in 2003 and a change in accounting method for the adoption of Financial Accounting Standards Board Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” in 2005; such financial statements and reports are included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Phoenix, Arizona
March 1, 2006

SCHEDULE II
GIANT INDUSTRIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Three Years Ended December 31, 2005
Trade Receivables

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deduction(a)	Period

	(In thousands)
Year ended December 31, 2005:
Allowance for doubtful accounts	$329	$483	$(201)	$611

Year ended December 31, 2004:
Allowance for doubtful accounts	$390	$167	$(228)	$329

Year ended December 31, 2003:
Allowance for doubtful accounts	$650	$0	$(260)	$390

(a)	Deductions are primarily trade accounts determined to be uncollectible.
Related Party Note and Interest Receivable:

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deduction(b)	Period

Year ended December 31, 2005:
Allowance for doubtful accounts	$0	$0	$0	$0

Year ended December 31, 2004:
Allowance for doubtful accounts	$0	$0	$0	$0

Year ended December 31, 2003:
Allowance for doubtful accounts	$5,409	$0	$(5,409)	$0

(b)	The related party note and interest receivable were determined to be uncollectible in 2003.

GIANT INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2005
INDEX TO EXHIBITS
Definitions:
      Form S-1 — Refers to the Form S-1 Registration Statement under the Securities Act of 1933 as filed October 16, 1989, File No. 33-31584.
      Amendment No. 3 — Refers to the Amendment No. 3 to Form S-1 Registration Statement under the Securities Act of 1933 as filed December 12, 1989, File No. 33-31584.
      Form S-3 — Refers to the Form S-3 Registration Statement under the Securities Act of 1933 as filed September 22, 1993, File No. 33-69252.

Exhibit No.	Description

2.1	Asset Purchase Agreement dated February 8, 2002, by and among, BP Corporation North America Inc., BP Products North America Inc., and Giant Industries, Inc. Incorporated by reference to Exhibit 2.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-10398.
3.1	Restated Certificate of Incorporation of Giant Industries, Inc., a Delaware corporation. Incorporated by reference to Exhibit 3.1 to Amendment No. 3.
3.2	Bylaws of Giant Industries, Inc., a Delaware corporation, as amended September 9, 1999. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.
3.3	Articles of Incorporation of Giant Industries Arizona, Inc., an Arizona corporation (“Giant Arizona”) formerly Giant Acquisition Corp. Incorporated by reference to Exhibit 2.1, Annex V to Form S-1.
3.4	Bylaws of Giant Arizona. Incorporated by reference to Exhibit 2.1, Annex VI to Form S-1.
3.5	Articles of Incorporation of Ciniza Production Company. Incorporated by reference to Exhibit 3.7 to Form S-3.
3.6	Bylaws of Ciniza Production Company. Incorporated by reference to Exhibit 3.8 to Form S-3.
3.7	Articles of Incorporation of Giant Stop-N-Go of New Mexico, Inc. Incorporated by reference to Exhibit 3.9 to Form S-3.
3.8	Bylaws of Giant Stop-N-Go of New Mexico, Inc. Incorporated by reference to Exhibit 3.10 to Form S-3.
3.9	Articles of Incorporation of Giant Four Corners, Inc. Incorporated by reference to Exhibit 3.11 to Form S-3.
3.10	Bylaws of Giant Four Corners, Inc. Incorporated by reference to Exhibit 3.12 to Form S-3.
3.11	Articles of Incorporation of Giant Mid-Continent, Inc. Incorporated by reference to Exhibit 3.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-10398.
3.12	Bylaws of Giant Mid-Continent, Inc. Incorporated by reference to Exhibit 3.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-10398.
3.13	Articles of Incorporation of San Juan Refining Company. Incorporated by reference to Exhibit 3.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-10398.
3.14	Bylaws of San Juan Refining Company. Incorporated by reference to Exhibit 3.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-10398.

Exhibit No.		Description

3.15		Amended and Restated Articles of Incorporation of Phoenix Fuel Co., Inc. Incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.
3.16		Amended Bylaws of Phoenix Fuel Co., Inc. Incorporated by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-10398.
3.17		Articles of Incorporation of Giant Pipeline Company. Incorporated by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.
3.18		Bylaws of Giant Pipeline Company. Incorporated by reference to Exhibit 3.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-10398.
3.19		Certificate of Incorporation of Giant Yorktown, Inc. Incorporated by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-10398.
3.20		Bylaws of Giant Yorktown, Inc. Incorporated by reference to Exhibit 3.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-10398.
3.21		Certificate of Incorporation of Giant Yorktown Holding Company. Incorporated by reference to Exhibit 3.23 to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.
3.22		Bylaws of Giant Yorktown Holding Company. Incorporated by reference to Exhibit 3.24 to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.
3	.23*	Articles of Incorporation of Dial Oil Co.
3.24		Amended and Restated Bylaws of Dial Oil Co. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2005, File No. 1-10398.
4.1		Indenture, dated as of May 14, 2002, among the Company, as Issuer, the Subsidiary Guarantors, as guarantors, and The Bank of New York, as Trustee, relating to $200,000,000 of 11% Senior Subordinated Notes 2012. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.
4.2		Indenture, dated as of May 3, 2004, among the Company, as Issuer, the Subsidiary Guarantors, as Guarantors, and The Bank of New York, as Trustee, providing for Issuance of Notes in Series. Incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, File No. 1-10398
4.3		Supplemental Indenture, dated as of May 3, 2004, among the Company, as Issuer, the Subsidiary Guarantors, as Guarantors, and The Bank of New York, as Trustee, relating to $150,000,000 of 8% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, File No. 1-10398.
10.1		Giant Industries, Inc. & Affiliated Companies 401(k) Basic Plan Document, effective October 9, 2003. Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.
10.2		Addendum to Giant Industries, Inc. & Affiliated Companies 401(k) Basic Plan Document, effective March 28, 2005. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-10398.
10.3		Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement, effective June 24, 2003. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-K for the quarter ended June 30, 2003, File No 1-10398.
10.4		First Amendment to Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement, effective June 24, 2003. Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-K for the quarter ended June 30, 2003, File No 1-10398.

Exhibit No.		Description

10.5		Second Amendment to Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement, effective July 1, 2003. Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-K for the quarter ended June 30, 2003, File No 1-10398.
10.6		Third Amendment to Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement, effective January 1, 2004. Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.
10.7		Fourth Amendment to Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement, effective March 1, 2004. Incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.
10.8		Fifth Amendment to the Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement. Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-10398.
10.9		Sixth Amendment to the Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-10398.
10.10		Seventh Amendment to the Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-10398.
10	.11*	Eighth Amendment to the Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement.
10	.12*	Ninth Amendment to the Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement.
10.13		Giant Industries, Inc. and Affiliated Companies Deferred Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-10398.
10.14		Purchase and Sale Agreement, dated as of June 21, 2005, between Texas-New Mexico Pipe Line Company and Giant Pipeline Company. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-10398.
10.15		Giant Industries, Inc. 1998 Stock Incentive Plan. Incorporated by reference to Appendix H to the Joint Proxy Statement/ Prospectus included in the Company’s Registration Statement on Form S-4 under the Securities Act of 1933 as filed May 4, 1998, File No. 333-51785.
10.16		Amendment No. 1 to 1998 Stock Incentive Plan, dated September 13, 2000. Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No 1-10398.
10.17		Amendment No. 2 to 1998 Stock Incentive Plan, dated March 27, 2002. Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No 1-10398.
10.18		ESOP Substitute Excess Deferred Compensation Benefit Plan. Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10398.
10.19		2005 Management Discretionary Bonus Plan. Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 1-10398.
10	.20*	2006 Management Discretionary Bonus Plan.
10.21		Employment Agreement, dated as of December 12, 2003, between Fred L. Holliger and Giant Industries, Inc. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.
10.22		Employment Agreement, dated as of December 12, 2003, between Morgan Gust and Giant Industries, Inc. Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.

Exhibit No.		Description

10.23		Employment Agreement, dated as of December 12, 2003, between Mark B. Cox and Giant Industries, Inc. Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.
10.24		Employment Agreement, dated as of December 12, 2003, between Kim H. Bullerdick and Giant Industries, Inc. Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.
10	.25**	Crude Oil Purchase/ Sale Agreement 2004-2008, effective as of February 9, 2004, between Giant Yorktown, Inc. and Statoil Marketing & Trading (US) Inc. Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.
10.26		Fourth Amended and Restated Credit Agreement, dated as of June 27, 2005, among Giant Industries, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and as Issuing Bank, and the Lenders parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2005, File No. 1-10398.
10.27		First Amendment to Fourth Amended and Restated Credit Agreement, dated as of August 4, 2005, among Giant Industries, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and as Issuing Bank, and the Lenders parties thereto. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-10398.
14.1		Code of Ethics. Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.
18.1		Letter regarding change in accounting principles. Incorporated by reference to Exhibit 18.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-10398.
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of Deloitte & Touche LLP to incorporate report in previously filed Registration Statements.
31	.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Portions have been omitted pursuant to a request for confidential treatment filed by the Registrant with the Commission. The omitted portions have been filed separately with the Commission.