Form 10-Q
period 2006-03-31
GIANT INDUSTRIES INC
filed 2006-05-04
CIK 856465

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                              Yes [ ]    No [X]

Number of Common Shares outstanding at May 1, 2006: 14,642,212 shares.

                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                     INDEX


PART I  - FINANCIAL INFORMATION......................................   1

Item 1  - Financial Statements.......................................   1

          Condensed Consolidated Balance Sheets at
          March 31, 2006 and December 31, 2005 (Unaudited)...........   1

          Condensed Consolidated Statements of Operations for the
          Three Months Ended March 31, 2006 and 2005 (Unaudited).....   2

          Condensed Consolidated Statements of Cash Flows for
          the Three Months Ended March 31, 2006 and 2005
          (Unaudited)................................................  3-4

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)................................................  5-33

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations.............. 34-57

Item 3  - Quantitative and Qualitative Disclosures
          About Market Risk..........................................   58

Item 4  - Controls and Procedures....................................   58

PART II - OTHER INFORMATION..........................................   59

Item 1  - Legal Proceedings..........................................   59

Item 1A - Risk Factors............................................... 59-64

Item 4  - Submission of Matters to a Vote of Security Holders........   65

Item 6  - Exhibits and Reports on Form 8-K...........................   66

SIGNATURE............................................................   67

                                           PART I
                                    FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                            GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)
                        (In thousands, except shares and per share data)

                                                              March 31,       December 31,
                                                                2006              2005
                                                              ---------       ------------
ASSETS
Current assets:
  Cash and cash equivalents.............................      $  84,483        $ 164,280
  Receivables, net......................................        162,412          142,125
  Inventories...........................................        124,359          124,105
  Prepaid expenses and other............................         11,564           10,449
  Deferred income taxes.................................          1,559            1,396
                                                              ---------        ---------
    Total current assets................................        384,377          442,355
                                                              ---------        ---------
Property, plant and equipment...........................        826,478          764,788
Less accumulated depreciation and amortization..........       (300,354)        (297,962)
                                                              ---------        ---------
                                                                526,124          466,826
                                                              ---------        ---------
Goodwill................................................         50,588           50,607
Other assets............................................         28,692           24,684
                                                              ---------        ---------
                                                              $ 989,781        $ 984,472
                                                              =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................      $ 166,493        $ 139,710
  Accrued expenses......................................         59,917           68,798
                                                              ---------        ---------
    Total current liabilities...........................        226,410          208,508
                                                              ---------        ---------
Long-term debt..........................................        274,990          274,864
Deferred income taxes...................................         72,834           76,834
Other liabilities.......................................         26,485           24,430
Commitments and contingencies (Note 10)
Stockholders' equity:
  Preferred stock, par value $.01 per share,
    10,000,000 shares authorized, none issued
  Common stock, par value $.01 per share,
    50,000,000 shares authorized, 18,394,192 and
    18,366,077 shares issued............................            184              184
  Additional paid-in capital............................        218,391          216,917
  Retained earnings.....................................        208,853          221,203
  Unearned compensation related to restricted stock.....         (1,912)          (2,014)
                                                              ---------        ---------
                                                                425,516          436,290
  Less common stock in treasury - at cost,
    3,751,980 shares....................................        (36,454)         (36,454)
                                                              ---------        ---------
    Total stockholders' equity..........................        389,062          399,836
                                                              ---------        ---------
                                                              $ 989,781        $ 984,472
                                                              =========        =========

See accompanying notes to Condensed Consolidated Financial Statements.

                                             1

                             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)
                              (In thousands, except per share data)

                                                                      Three Months Ended
                                                                           March 31,
                                                                   ------------------------
                                                                      2006          2005
                                                                   ----------    ----------
Net revenues.....................................................  $  863,025    $  711,726
                                                                   ----------    ----------
Cost of products sold (excluding depreciation and amortization)..     810,552       625,790
Operating expenses...............................................      52,688        46,244
Depreciation and amortization....................................       9,567        10,970
Selling, general and administrative expenses.....................      10,006         7,799
Net gain on the disposal/write-down of assets....................        (640)          (13)
Gain from insurance settlement due to fire incident..............      (2,853)       (3,492)
                                                                   ----------    ----------
Operating (loss)/income..........................................     (16,295)       24,428
Interest expense.................................................      (4,682)       (6,993)
Amortization of financing costs..................................        (399)         (504)
Interest and investment income...................................       1,602           120
                                                                   ----------    ----------
(Loss)/earnings from continuing operations before income taxes...     (19,774)       17,051
(Benefit)/provision for income taxes.............................      (7,424)        6,993
                                                                   ----------    ----------
(Loss)/earnings from continuing operations.......................     (12,350)       10,058

Loss from discontinued operations, net of income
  tax benefit of $4..............................................           -            (7)
                                                                   ----------    ----------
Net (loss)/earnings..............................................  $  (12,350)   $   10,051
                                                                   ==========    ==========
Net (loss)/earnings per common share:
  Basic
    Continuing operations........................................  $    (0.85)   $     0.81
    Discontinued operations......................................           -             -
                                                                   ----------    ----------
                                                                   $    (0.85)   $     0.81
                                                                   ==========    ==========
  Assuming dilution
    Continuing operations........................................  $    (0.85)   $     0.80
    Discontinued operations......................................           -             -
                                                                   ----------    ----------
                                                                   $    (0.85)   $     0.80
                                                                   ==========    ==========

See accompanying notes to Condensed Consolidated Financial Statements.

                                             2

                                GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                            (In thousands)
                                                                               Three Months Ended
                                                                                   March 31,
                                                                            -----------------------
                                                                               2006         2005
                                                                            ---------     ---------
Cash flows from operating activities:
  Net (loss)/earnings...................................................    $ (12,350)    $  10,051
Adjustments to reconcile net (loss)/earnings to net cash provided by operating activities:
  Depreciation and amortization from continuing operations..............        9,567        10,970
  Amortization of financing costs.......................................          399           504
  Compensation expense related to restricted stock award................          102             -
  Deferred income taxes.................................................       (4,163)        5,417
  Deferred crude oil purchase discounts.................................          165           306
  Payments to deferred compensation plan................................       (1,358)            -
  Net gain on the disposal of assets from continuing operations.........         (640)          (13)
  Gain from insurance settlement due to fire incident...................       (2,853)       (3,492)
    Changes in operating assets and liabilities
    (Increase) in receivables...........................................      (27,284)      (35,291)
    (Increase) in inventories...........................................         (239)      (25,278)
    (Increase)/decrease in prepaid expenses.............................       (1,035)        4,194
    (Increase) in other assets..........................................       (3,194)         (264)
    Increase in accounts payable........................................       23,177        47,866
    (Decrease)/increase in accrued expenses.............................      (13,830)        7,423
    Increase in other liabilities.......................................        2,038           622
                                                                            ---------     ---------
Net cash (used in)/provided by operating activities.....................      (31,498)       23,015
                                                                            ---------     ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment.............................      (59,697)      (12,826)
  Proceeds from insurance settlement of fire incident...................        9,850         3,492
  Proceeds from sale of property, plant and equipment and other assets..        1,539           981
  Funding of restricted cash escrow funds...............................            -       (21,883)
                                                                            ---------     ---------
Net cash used in investing activities...................................      (48,308)      (30,236)
                                                                            ---------     ---------
Cash flows from financing activities:
  Proceeds from line of credit..........................................            -        15,000
  Payments on line of credit............................................            -       (15,000)
  Net proceeds from issuance of common stock............................            -        22,328
  Proceeds from exercise of stock options...............................            9            64
  Deferred financing costs..............................................            -            (5)
                                                                            ---------     ---------
Net cash provided by financing activities...............................            9        22,387
                                                                            ---------     ---------
Net (decrease)/increase in cash and cash equivalents....................      (79,797)       15,166
  Cash and cash equivalents:
    Beginning of period.................................................      164,280        23,714
                                                                            ---------     ---------
    End of period.......................................................    $  84,483     $  38,880
                                                                            =========     =========

                                             3

Significant Noncash Investing and Financing Activities.

In the first quarter of 2006, we contributed 25,115 newly issued shares of our common stock, valued at $1,465,000, to our 401(k) plan as a discretionary contribution for the year 2005. We also capitalized approximately $2,046,000 of interest as part of construction in progress. At March 31, 2006, approximately $20,657,000 of purchases of property plant and equipment had not been paid and, accordingly, were accrued in accounts payable and accrued liabilities.

In the first quarter of 2005, we transferred $118,000 of property, plant and equipment to other assets.

See accompanying notes to Condensed Consolidated Financial Statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1 ? ORGANIZATION, BASIS OF PRESENTATION, STOCK-BASED EMPLOYEE COMPENSATION AND CURRENT PRONOUNCEMENTS:

Organization

     Giant Industries, Inc., through our subsidiary Giant Industries Arizona, Inc. and its subsidiaries, refines and sells petroleum products. Our operations are located:

     - on the East Coast - primarily in Virginia, Maryland, and North Carolina; and
     -  in the Southwest ? primarily in New Mexico, Arizona, and
        Colorado, with a concentration in the Four Corners area where these states meet.

     In addition, our wholesale group distributes commercial wholesale petroleum products primarily in Arizona and New Mexico.

     We have three business segments:

     -  our refining group;
     -  our retail group; and
     -  our wholesale group.

     See Note 9 for a further discussion of our business segments.

Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, hereafter referred to as generally accepted accounting principles, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included. These adjustments and reclassifications are of a normal recurring nature, with the exception of discontinued operations (see Note 4). Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

     We have made certain reclassifications to our 2005 financial statements and notes to conform to the financial statement classifications used in the current year. They had no effect on reported earnings or stockholders' equity.

Stock-Based Employee Compensation:

     We have a stock-based employee compensation plan that is more fully described in Note 10 to our Annual Report on Form 10-K for the year ended December 31, 2005. On January 1, 2006, we adopted Statement of Financial Accounting Standard ("SFAS") 123R, "Share-Based Payment", that requires us to measure the cost of employee services received in exchange for stock options granted using the fair value method and amortize such costs over the vesting period of such arrangements. The adoption of SFAS 123R had no material impact on our financial statements for the quarter ended March 31, 2006.

     In prior years, we accounted for this plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, as permitted by SFAS No. 123, ?Accounting for Stock-Based Compensation?. We used the intrinsic value method to account for stock-based employee compensation. The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended March 31, 2005.

                                              Three Months Ended
                                                March 31, 2005
                                              ------------------
                                     (In thousands, except per share data)
Net earnings, as reported...................       $10,051
Deduct: Total stock-based employee
  compensation expense determined
  under the fair value based method
  for all awards, net of related
  tax effect................................           (17)
                                                   -------
Pro forma net earnings......................       $10,034
                                                   =======
Earnings per share:
  Basic - as reported.......................       $  0.81
                                                   =======
  Basic - pro forma.........................       $  0.81
                                                   =======
  Diluted - as reported.....................       $  0.80
                                                   =======
  Diluted - pro forma.......................       $  0.80
                                                   =======

Current Pronouncements

     In November 2004, The Financial Accounting Standards Board ("FASB") issued SFAS 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4", which is effective for fiscal years beginning after June 15, 2005. This Statement requires that idle capacity expense, freight, handling costs, and wasted materials (spoilage), regardless of whether these costs are considered abnormal, be treated as current period charges. In addition, this statement requires that allocation of fixed overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 had no material impact on our financial statements for the quarter ended March 31, 2006.

     In March 2006, the Emerging Issues Task Force (?EITF?) reached a tentative conclusion in EITF Issue No. 06-3, "How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation)" that the presentation of taxes on either a gross or net basis within the scope of this EITF Issue is an accounting policy decision requiring disclosure pursuant to APB Opinion No. 22, "Disclosure of Accounting Policies". The provision of this EITF Issue is to be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We currently report consolidated revenues and cost of products sold on a net basis and as such, no further disclosures are deemed necessary in our financial statements.

     In March 2006, the FASB issued a proposal that would require employers to recognize the overfunded or underfunded positions of defined benefit post-retirement plans, including pension plans ("plans"), in their balance sheets. The proposal also would require that employers measure plan assets and obligations as of the date of their financial statements. The proposed statement would be effective for fiscal years ending after December 15, 2006. We have not yet evaluated the impact this proposed statement would have on our financial statements.

NOTE 2 ? INVENTORIES:

     Our inventories consist of the following:

                                            March 31,     December 31,
                                              2006            2005
                                            ---------     ------------
                                                    (In thousands)
First-in, first-out ("FIFO") method:
  Crude oil............................     $ 54,743        $ 77,188
  Refined products.....................      136,564          97,150
  Refinery and shop supplies...........       14,078          13,790
  Merchandise..........................        6,616           7,259
Retail method:
  Merchandise..........................        9,256           8,982
                                            --------        --------
    Subtotal...........................      221,257         204,369
Adjustment for last-in,
  first-out ("LIFO") method............      (96,898)        (80,264)
                                            --------        --------
    Total..............................     $124,359        $124,105
                                            ========        ========

     The portion of inventories valued on a LIFO basis totaled
$73,426,135 and $76,299,000 at March 31, 2006 and December 31, 2005,
respectively. The information in the following paragraph will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at March 31, 2006 and 2005, net earnings and diluted earnings per share would have been higher as follows:

                                            Three Months Ended
                                                 March 31,
                                          -----------------------
                                             2006         2005
                                          -----------  ----------
                                  (In thousands, except per share data)
Net earnings..........................     $10,396       $7,752
Diluted earnings per share............     $  0.71       $ 0.62

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

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS:

     At March 31, 2006 and December 31, 2005, we had goodwill of
$50,588,000 and $50,607,000, respectively.

     The changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

                                             Refining        Retail       Wholesale
                                              Group           Group          Group           Total
                                         -----------------   -------   -----------------    -------
                                                     Four              Phoenix    Dial
                                         Yorktown  Corners              Fuel      Oil
                                         --------  -------             -------   -------
                                                        (In thousands)
Balance as of January 1, 2006..........  $ 21,028    $ 125   $ 4,414   $ 14,736  $ 10,304   $ 50,607
Goodwill written off related to the
   sale of retail unit.................         -        -       (19)         -         -        (19)
                                         --------  -------   -------   --------  --------   --------
Balance as of March 31, 2006...........  $ 21,028    $ 125   $ 4,395   $ 14,736  $ 10,304   $ 50,588
                                         ========  =======   =======   ========  ========   ========

     A summary of the intangible assets that are included in "Other Assets" in the Condensed Consolidated Balance Sheets at March 31, 2006 and December 31, 2005 is presented below:

                                                  March 31, 2006                    December 31, 2005
                                       ------------------------------------   ------------------------------------
                                         Gross                        Net       Gross                        Net
                                       Carrying     Accumulated    Carrying   Carrying     Accumulated    Carrying
                                         Value      Amortization     Value      Value      Amortization     Value
                                       --------     ------------   --------   --------     ------------   --------
                                                                      (In thousands)
Amortized intangible assets:
  Rights-of-way.....................    $ 3,844       $ 2,910      $   934     $ 3,729       $ 2,870      $   859
  Contracts.........................      1,376         1,257          119       1,376         1,227          149
  Licenses and permits..............      1,096           535          561       1,096           503          593
                                        -------       -------      -------     -------       -------      -------
                                          6,316         4,702        1,614       6,201         4,600        1,601
                                        -------       -------      -------     -------       -------      -------
Unamortized intangible assets:
  Liquor licenses...................      8,363             -        8,363       8,335             -        8,335
                                        -------       -------      -------     -------       -------      -------
Total intangible assets.............    $14,679       $ 4,702      $ 9,977     $14,536       $ 4,600      $ 9,936
                                        =======       =======      =======     =======       =======      =======

     Intangible asset amortization expense for the three months ended March 31, 2006 and March 31, 2005 was approximately $102,000 and
$109,000, respectively. Estimated amortization expense for the rest of this fiscal year and the next five fiscal years is as follows:

             2006 Remainder....................     $ 309,000
             2007..............................       263,000
             2008..............................       221,000
             2009..............................       219,000
             2010..............................        94,000
             2011..............................        45,000

NOTE 4 - DISCONTINUED OPERATIONS AND ASSET DISPOSALS:

     The following table contains information regarding our discontinued operations, all of which are included in our retail group.

                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                  2006        2005
                                                 ------      ------
                                                    (In thousands)
Net revenues..................................   $    -      $    -
                                                 ------      ------
Net operating income/(loss)...................   $    -      $  (11)
                                                 ------      ------
Gain/(loss) before income taxes...............   $    -      $  (11)
                                                 ------      ------
Net earnings/(loss)...........................   $    -      $   (7)

     In the first quarter of 2006, we sold a piece of land and recorded a gain of approximately $117,000. During the first quarter of 2005, we transferred a closed store from property, plant and equipment to assets held for sale. This store was sold in April 2005.

NOTE 5 - ASSET RETIREMENT OBLIGATIONS:

     SFAS No. 143, "Accounting for Asset Retirement Obligations", addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation ("ARO") be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost ("ARC") is capitalized as part of the carrying amount of the long-lived asset. Our legally restricted assets that are set aside for purposes of settling ARO liabilities are approximately $361,000 as of March 31, 2006. These assets are set aside to fund costs associated with the closure of certain solid waste management facilities.

     In March 2005, the FASB issued Interpretation 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). This interpretation clarifies the term conditional ARO as used in SFAS No. 143. Conditional ARO refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional ARO if the fair value of the liability can be reasonably estimated. Clarity is also provided regarding when an entity would have sufficient information to reasonably estimate the fair value of an ARO. We applied FIN 47 as of December 31, 2005.

     We identified the following ARO's:

     1. Landfills -- pursuant to Virginia law, the two solid waste management facilities at our Yorktown refinery must satisfy closure and post-closure care and financial responsibility requirements.

     2. Crude Pipelines -- our right-of-way agreements generally require that pipeline properties be returned to their original condition when the agreements are no longer in effect. This means that the pipeline surface facilities must be dismantled and removed and certain site reclamation performed. We do not believe these right-of-way agreements will require us to remove the underground pipe upon taking the pipeline permanently out of service. Regulatory requirements, however, may mandate that such out-of-service underground pipe be purged.

     3. Storage Tanks -- we have a legal obligation under applicable law to remove or close in place certain underground and aboveground storage tanks, both on owned property and leased property, once they are taken out of service. Under some lease arrangements, we also have committed to restore the leased property to its original condition.

     We identified the following conditional ARO:

     1. Refinery Piping and Heaters -- we have a legal obligation to properly remove or dispose of materials that contain asbestos which surround certain refinery piping and heaters.


     The following table reconciles the beginning and ending aggregate carrying amount of our ARO's for the three months ended March 31, 2006 and the year ended December 31, 2005.

                                           March 31,   December 31,
                                             2006          2005
                                           ---------   ------------
                                                (In thousands)
Liability beginning of year...........     $2,625         $2,272
Liabilities incurred..................          -            322
Liabilities settled...................          -           (150)
Accretion expense.....................          5            181
                                           ------         ------
Liability end of period...............     $2,630         $2,625
                                           ======         ======

     Our ARO's are recorded in "Other Liabilities" on our Condensed Consolidated Balance Sheets.

NOTE 6 - LONG-TERM DEBT:

     Our long-term debt consists of the following:

                                                        March 31,   December 31,
                                                          2006          2005
                                                        ---------   ------------
                                                             (In thousands)
11% senior subordinated notes, due 2012, net of
  unamortized discount of $2,803 and $2,882,
  interest payable semi-annually.....................   $127,198      $127,119
8% senior subordinated notes, due 2014, net of
  unamortized discount of $2,208 and $2,255,
  interest payable semi-annually.....................    147,792       147,745
                                                        --------      --------
  Total                                                 $274,990      $274,864
                                                        ========      ========

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

     In addition, subject to certain conditions, we are obligated to offer to repurchase a portion of the notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, we would be required to offer to repurchase all of the notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At March 31, 2006, retained earnings available for dividends under the most restrictive terms of the indentures were approximately $72,276,000.

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

     We also have a senior secured revolving facility (the "Credit Facility") with a group of banks. The term of the Credit Facility expires in June 2010. The Credit Facility is primarily a working capital and letter of credit facility. The availability of funds under this facility is the lesser of (i) $175,000,000, or (ii) the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories. We also have options to increase the size of the facility to up to $250,000,000.

     The interest rate applicable to the Credit Facility is based on various short-term indices. At March 31, 2006, this rate was approximately 6.4% per annum. We are required to pay a quarterly commitment fee of .25% per annum of the unused amount of the facility.

     At March 31, 2006, there were no direct borrowings outstanding under the Credit Facility. At March 31, 2006, there were, however, $16,406,000 of irrevocable letters of credit outstanding, primarily to crude oil suppliers, insurance companies, and regulatory agencies. At December 31, 2005, there were no direct borrowings and $66,771,000 of irrevocable letters of credit outstanding primarily to crude oil suppliers, insurance companies, and regulatory agencies.

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

NOTE 7 - PENSION AND POST-RETIREMENT BENEFITS:

     The components of the net periodic benefit cost are as follows:

                                                                  Yorktown
                                                             Cash Balance Plan
                                                          ------------------------
                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                       2006        2005
                                                    ----------  ----------
Service cost.....................................   $  376,103  $  339,131
Interest cost....................................      173,109     167,780
Expected return on plan assets...................     (114,020)    (69,345)
Amortization of prior service cost...............           73     (26,618)
Amortization of net loss.........................            -      14,992
                                                    ----------  ----------
Net periodic benefit cost........................   $  435,265  $  425,940
                                                    ==========  ==========

                                                           Yorktown
                                                     Retiree Medical Plan
                                                    ----------------------
                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                       2006        2005
                                                    ----------  ----------
Service cost.....................................   $   78,639  $   54,924
Interest cost....................................       74,914      55,166
Amortization of net loss.........................       24,887       4,001
                                                    ----------  ----------
Net periodic benefit cost........................   $  178,440  $  114,091
                                                    ==========  ==========

NOTE 8 - EARNINGS PER SHARE:

     The following table sets forth the computation of basic and diluted
(loss)/earnings per share:

                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                       2006        2005
                                                    ----------  ----------
Numerator                                               (In thousands)

(Loss)/earnings from continuing operations.......   $  (12,350) $   10,058
Loss from discontinued operations................            -          (7)
                                                    ----------  ----------
Net (loss)/earnings..............................   $  (12,350) $   10,051
                                                    ==========  ==========

                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                       2006        2005
                                                    ----------  ----------
Denominator

Basic - weighted average shares outstanding......   14,582,228  12,381,540
Effect of dilutive stock options.................            -*    197,661
                                                    ----------  ----------
Diluted ? weighted average shares outstanding....   14,582,228  12,579,201
                                                    ==========  ==========

*The additional shares would be antidilutive due to the net loss.

                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                       2006        2005
                                                    ----------  ----------
Basic (loss)/earnings per share

(Loss)/earnings from continuing operations.......   $    (0.85) $     0.81
                                                    ----------  ----------
Net (loss)/earnings..............................   $    (0.85) $     0.81
                                                    ==========  ==========

                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                       2006        2005
                                                    ----------  ----------
Diluted (loss)/earnings per share

(Loss)/earnings from continuing operations.......   $    (0.85) $     0.80
                                                    ----------  ----------
Net (loss)/earnings..............................   $    (0.85) $     0.80
                                                    ==========  ==========

     In March 2006, we contributed 25,115 newly issued shares of our common stock to our 401(k) plan as a discretionary contribution for the year 2005. In March 2005, we issued 1,000,000 shares of common stock in an underwritten public offering.

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

RETAIL GROUP

     Our retail group operates service stations, which include convenience stores or kiosks. Our service stations sell various grades of gasoline, diesel fuel, general merchandise, including tobacco and alcoholic and nonalcoholic beverages, and food products to the general public. Our refining group or our wholesale group supplies the gasoline and diesel fuel that our retail group sells. We purchase general merchandise and food products from various suppliers. At March 31, 2006, our retail group operated 122 service stations with convenience stores or kiosks.

WHOLESALE GROUP

     Our wholesale group consists of Phoenix Fuel and Dial Oil (which was acquired on July 12, 2005). Our wholesale group primarily distributes commercial wholesale petroleum products. Our wholesale group includes several lubricant and bulk petroleum distribution plants, unmanned fleet fueling operations, a bulk lubricant terminal facility, a fleet of finished product and lubricant delivery trucks, and 12 service stations acquired in the Dial Oil acquisition. We purchase petroleum fuels and lubricants from suppliers and to a lesser extent from our refining group.

OTHER

     Our operations that are not included in any of the three segments are included in the category "Other". These operations consist primarily of corporate staff operations.

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

     Disclosures regarding our reportable segments with a reconciliation to consolidated totals for the three months ended March 31, 2006 and 2005, are presented below. The tables pertaining to the three months ended March 31, 2005 do not include the results of Dial Oil.

                                                      As of and for the Three Months Ended March 31, 2006
                                            -------------------------------------------------------------------------
                                                                Wholesale Group
                                                                ---------------
                                            Refining   Retail   Phoenix    Dial             Reconciling
                                              Group    Group      Fuel     Oil      Other      Items     Consolidated
                                            -------------------------------------------------------------------------
                                                                          (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $132,662
    Yorktown operations..................    325,544
                                            --------
      Total..............................   $458,206  $ 81,693  $201,241  $ 51,283  $      -  $       -     $ 792,423
  Merchandise and lubricants.............          -    33,312    10,276    10,288         -          -        53,876
  Other..................................     10,931     4,960       327       437        71          -        16,726
                                            --------  --------  --------  --------  --------  ---------     ---------
      Total..............................    469,137   119,965   211,844    62,008        71          -       863,025
                                            --------  --------  --------  --------  --------  ---------     ---------
Inter-segment net revenues:
  Finished products......................     92,075         -    23,640         -         -   (115,715)            -
  Merchandise and lubricants.............          -         -         -        10         -        (10)            -
  Other..................................      5,172         -       175       210         -     (5,557)            -
                                            --------  --------  --------  --------  --------  ---------     ---------
      Total..............................     97,247         -    23,815       220         -   (121,282)            -
                                            --------  --------  --------  --------  --------  ---------     ---------
Total net revenues from
  continuing operations..................   $566,384  $119,965  $235,659  $ 62,228  $     71  $(121,282)    $ 863,025
                                            ========  ========  ========  ========  ========  =========     =========
Operating income/(loss):
  Four Corners operations................   $ 11,233
  Yorktown operations....................    (30,805)
                                            --------
      Total operating (loss)/income
        before corporate allocation......   $(19,572) $    990  $  2,987  $  1,909  $ (6,102) $   3,493     $ (16,295)
Corporate allocation.....................     (2,448)   (2,031)     (739)     (144)    5,362          -             -
                                            --------  --------  --------  --------  --------  ---------     ---------
  Operating (loss)/income from
    continuing operations................   $(22,020) $ (1,041) $  2,248  $  1,765  $   (740) $   3,493       (16,295)
                                            ========  ========  ========  ========  ========  =========
Interest expense.........................                                                                      (4,682)
Amortization and write-offs of
  financing costs........................                                                                        (399)
Investment and other income..............                                                                       1,602
                                                                                                            ---------
Loss from continuing operations
  before income taxes....................                                                                   $ (19,774)
                                                                                                            =========
Depreciation and amortization:
  Four Corners operations................   $  3,990
  Yorktown operations....................      2,510
                                            --------
      Total from continuing operations...   $  6,500  $  1,969  $    441  $    428  $    229  $       -     $   9,567
                                            ========  ========  ========  ========  ========  =========     =========
Total assets.............................   $628,028  $100,089  $103,276  $ 52,521  $105,867  $       -     $ 989,781
Capital expenditures.....................   $ 57,574  $    814  $  1,048  $    156  $    105  $       -     $  59,697

                                                          As of and for the Three Months March 31, 2005
                                            ----------------------------------------------------------------
                                            Refining   Retail   Phoenix            Reconciling
                                              Group    Group      Fuel     Other      Items     Consolidated
                                            ----------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $120,874
    Yorktown operations..................    314,706
                                            --------
      Total..............................   $435,580  $ 61,810  $166,741  $      -   $      -     $ 664,131
  Merchandise and lubricants.............          -    31,287     9,022         -          -        40,309
  Other..................................      2,771     3,829       588        98          -         7,286
                                            --------  --------  --------  --------   --------     ---------
      Total..............................    438,351    96,926   176,351        98          -       711,726
                                            --------  --------  --------  --------   --------     ---------
Inter-segment net revenues:
  Finished products......................     50,315         -    15,313         -    (65,628)            -
  Other..................................      4,361         -         -         -     (4,361)            -
                                            --------  --------  --------  --------   --------     ---------
      Total..............................     54,676         -    15,313         -    (69,989)            -
                                            --------  --------  --------  --------   --------     ---------
Total net revenues from
  continuing operations..................   $493,027  $ 96,926  $191,664  $     98   $(69,989)    $ 711,726
                                            ========  ========  ========  ========   ========     =========
Operating income/(loss):
  Four Corners operations................   $  6,285
  Yorktown operations....................     17,650
                                            --------
      Total operating income/(loss)
        before corporate allocation......   $ 23,935  $ (1,679) $  3,699  $ (5,043)  $  3,505     $  24,417
Corporate allocation.....................     (2,738)   (1,564)     (532)    4,834          -             -
                                            --------  --------  --------  --------   --------     ---------
Total operating income/(loss) after
  corporate allocation...................     21,197    (3,243)    3,167      (209)     3,505        24,417
Discontinued operations loss.............          -        11         -         -          -            11
                                            --------  --------  --------  --------   --------     ---------
  Operating income/(loss) from
    continuing operations................   $ 21,197  $ (3,232) $  3,167  $   (209)  $  3,505        24,428
                                            ========  ========  ========  ========   ========
Interest expense.........................                                                            (6,993)
Amortization and write-offs of
  financing costs........................                                                              (504)
Investment and other income..............                                                               120
                                                                                                  ---------
Earnings from continuing operations
  before income taxes....................                                                         $  17,051
                                                                                                  =========
Depreciation and amortization:
  Four Corners operations................   $  4,070
  Yorktown operations....................      2,659
                                            --------
      Total from continuing operations...   $  6,729  $  3,547  $    516  $    178   $      -     $  10,970
                                            ========  ========  ========  ========   ========     =========
Total assets.............................   $517,431  $105,485  $ 96,343  $ 78,249   $      -     $ 797,508
Capital expenditures.....................   $ 11,004  $    780  $    458  $    584   $      -     $  12,826

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

     Federal, state and local laws relating to the environment, health and safety affect nearly all of our operations. As is the case with all companies engaged in similar industries, we face significant exposure from actual or potential claims and lawsuits involving environmental, health and safety matters. These matters include soil and water contamination, air pollution, and personal injuries or property damage allegedly caused by substances made, handled, used, released or disposed of by us or by our predecessors.

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

ENVIRONMENTAL AND LITIGATION ACCRUALS

     We expense or capitalize environmental expenditures depending on the circumstances:

     - expenditures that relate to an existing environmental condition caused by past operations, and which do not result in an asset with an economic life greater than one year, are expensed; and

     - expenditures that relate to an existing environmental condition caused by past operations, and which result in an asset with an economic life greater than one year, are capitalized in the period incurred and depreciated over their useful life.

     Under circumstances in which environmental expenditures, or losses associated with litigation, are anticipated or related to past events, we accrue for the liability if cleanup expenditures, administrative penalties, adverse judgments, or other liabilities are probable and the costs can be reasonably estimated.

     We do not accrue for future environmental expenditures associated with:

     - our compliance with clean air, clean water, and similar regulatory programs, including programs relating to the composition of motor fuels, that do not require us to undertake soil removal or similar cleanup activities;

     - our compliance with settlements, consent decrees, and other agreements with governmental authorities that do not require us to undertake soil removal or similar cleanup activities;

     - groundwater monitoring; or

     - capital projects.

     Expenditures for these matters are capitalized or expensed when incurred.

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

     As of March 31, 2006 and December 31, 2005, we had environmental liability accruals of approximately $4,783,000 and $4,941,000, respectively, which are summarized below, and litigation accruals in the aggregate of approximately $781,000 and $990,000, respectively. Environmental accruals are recorded in the current and long-term sections of our Condensed Consolidated Balance Sheets. Litigation accruals are recorded in the current section of our Consolidated Balance Sheets.

                           SUMMARY OF ACCRUED ENVIRONMENTAL CONTINGENCIES
                                          (In thousands)

                                           December 31,   Increase                March 31,
                                               2005      (Decrease)   Payments      2006
                                           ------------  ----------   --------    ---------
Yorktown Refinery........................... $ 3,540       $    -       $  (98)    $ 3,442
Bloomfield Refinery.........................     229            -            -         229
Farmington Refinery.........................     570            -            -         570
Bloomfield - River Terrace..................      46            6          (11)         41
Bloomfield Tank Farm (Old Terminal).........      42            -           (4)         38
Other Projects..............................     514            -          (51)        463
                                             -------       ------       ------     -------
   Totals..................................  $ 4,941       $    6       $ (164)    $ 4,783
                                             =======       ======       ======     =======

     Approximately $4,320,000 of our environmental accrual is for the following projects discussed below:

     - $3,442,000 and $229,000, respectively, for environmental obligations assumed in connection with our acquisitions of the Yorktown refinery and the Bloomfield refinery;

     - $570,000 for the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of our inactive Farmington refinery;

     - $41,000 for remediation of the river terrace area of the Bloomfield refinery; and

     - $38,000 for remediation of hydrocarbon contamination on and adjacent to the 5.5 acres that we own in Bloomfield, New Mexico.

     The remaining $463,000 of the accrual relates to:

     - closure of certain solid waste management units at the Ciniza refinery;

     - closure of the Ciniza refinery land treatment facility including post-closure expenses; and

     - amounts for smaller remediation projects.

YORKTOWN ENVIRONMENTAL LIABILITIES

     We assumed certain liabilities and obligations in connection with our purchase of the Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc. (collectively "BP"). BP, however, agreed to reimburse us for all losses that are caused by or relate to property damage caused by, or any environmental remediation required due to, a violation of environmental, health and safety laws during BP's operation of the refinery, subject to certain limitations. For a further discussion of this matter, refer to Note 17, ?Commitments and Contingencies?, in our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

     Certain environmental matters relating to the Yorktown refinery are discussed below.

YORKTOWN 1991 ORDER

     In connection with the Yorktown acquisition, we assumed BP's obligations under an administrative order issued in 1991 by the Environmental Protection Agency ("EPA") under the Resource Conservation and Recovery Act(?RCRA?). The order requires an investigation of certain areas of the refinery and the development of measures to correct any releases of contaminants or hazardous substances found in these areas. A RCRA Facility Investigation was conducted and approved conditionally by EPA in 2002. Following the investigation, a Risk Assessment/Corrective Measures Study ("RA/CMS") was finalized in 2003, which summarized the remediation measures agreed upon by us, EPA, and the Virginia Department of Environmental Quality ("VDEQ"). The RA/CMS proposes investigation, sampling, monitoring, and cleanup measures, including the construction of an on-site corrective action management unit that would be used to consolidate hazardous solid materials associated with these measures. These proposed actions relate to soil, sludge, and remediation wastes relating to solid waste management units. Groundwater in the aquifers underlying the refinery, and surface water and sediment in a small pond and tidal salt marsh on the refinery property also are addressed in the RA/CMS.

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

     Our most current estimate of expenses associated with the order is between $25,000,000 ($17,500,000 of which we believe is subject to reimbursement by BP) and $27,000,000 ($19,500,000 of which we believe is subject to reimbursement by BP). We anticipate that these expenses will be incurred over a period of approximately 35 years after EPA approves our clean-up plan. We believe that between approximately $9,500,000 and $10,500,000 of this amount will be incurred over an initial four-year period, and additional expenditures of approximately $7,500,000 will be incurred over the following four-year period, with the remainder thereafter. We currently have $3,442,000 recorded as an environmental liability for this project, which reflects our belief that BP is responsible for reimbursing us for expenditures on this project that exceed this amount.

     As part of the cleanup plan, the facility's underground sewer system will be cleaned, inspected and repaired as needed. A portion of this sewer work is scheduled to begin during the construction of the corrective action management unit and related remediation work, and is included in our associated cost estimate. We anticipate that construction of the corrective action management unit and related remediation work will be completed approximately five to seven years after EPA approves our cleanup plan and authorizes its implementation. We have preliminarily estimated that the balance of the sewer work will cost between approximately $1,500,000 and $3,500,000 over a period of three to five years, beginning around the time the construction of the corrective action management unit and related remediation work is nearing completion. We do not know whether any cleanup will be required in connection with this capital project and, accordingly have not recorded a liability for this matter.

BLOOMFIELD REFINERY ENVIRONMENTAL OBLIGATIONS

     In connection with the acquisition of the Bloomfield refinery, we assumed certain environmental obligations including the seller's obligations under an administrative order issued by EPA in 1992 pursuant to the Resource Conservation and Recovery Act. As of March 31, 2006, we had $229,000 recorded as an environmental liability for this project. For a further discussion of this matter, refer to Note 17, ?Commitments and Contingencies?, in our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

FARMINGTON REFINERY MATTERS

     In 1973, we constructed the Farmington refinery that we operated until 1982. In 1985, we became aware of soil and shallow groundwater contamination at this property. Our environmental consulting firms identified several areas of contamination in the soils and shallow groundwater underlying the Farmington property. One of our consultants indicated that contamination attributable to past operations at the Farmington property has migrated off the refinery property, including a hydrocarbon plume that appears to extend no more than 1,800 feet south of the refinery property. Our remediation activities are ongoing under the supervision of the New Mexico Oil Conservation Division ("OCD"), although OCD has not issued a clean-up order. As of March 31, 2006, we had $570,000 recorded as an environmental liability for this project.

BLOOMFIELD REFINERY ? WEST OUTFALL AND RIVER TERRACE

     In August 2004, hydrocarbon discharges were discovered seeping into two small gullies, or draws, in an area of the Bloomfield refinery site known as the west outfall. We took immediate containment and other corrective actions, including removal of contaminated soils, construction of lined collection sumps, and further investigation and monitoring. To further remediate these discharges and prevent additional migration of contamination, we completed construction of an underground barrier with a pollutant extraction and collection system in the second quarter of 2005.

     In connection with the underground barrier at the west outfall, OCD required more investigation of elevated hydrocarbon levels in an area of the Bloomfield refinery site known as the river terrace. With the approval of OCD, we installed sheet piling in this area in 1999 to block migration of groundwater contaminants. Monitoring wells were also installed, with annual sampling results submitted to OCD. In August 2005, OCD approved a bioventing plan to reduce hydrocarbon levels in this area. Bioventing involves pumping air into the soil to stimulate bacterial activity, which in turn consumes hydrocarbons. Construction of the bioventing system was completed in January 2006. As of March 31, 2006, we had $41,000 recorded as an environmental liability for this project.

BLOOMFIELD TANK FARM (OLD TERMINAL)

     We have discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank that was located in Bloomfield, New Mexico. We believe that all or a portion of the tank and the 5.5 acres we own on which the tank was located may have been a part of a refinery, owned by various other parties, that, to our knowledge, ceased operations in the early 1960s. We received approval to conduct a pilot bioventing project to address remaining contamination at the site, which was completed in 2001. Based on the results of the pilot project, we submitted a remediation plan to OCD proposing the use of bioventing to address the remaining contamination. This remediation plan was approved by OCD in 2002. We anticipate that we will incur approximately $20,000 in expenses from 2006 through early 2008 to continue remediation, including groundwater monitoring and testing, until natural attenuation has completed the process of groundwater remediation.

YORKTOWN CONSENT DECREE

     In addition to the 1991 Order discussed above, in connection with the acquisition of the Yorktown refinery, we also assumed BP's Yorktown refinery responsibilities under a consent decree among various parties covering many locations (the "Consent Decree"). We estimate that we will incur capital expenditures of between $20,000,000 and $27,000,000 to comply with the Consent Decree through 2006, and have expended approximately $14,045,000 of this amount through the first quarter of 2006. Since our expenditures for this matter do not involve soil removal or similar cleanup activities, we have not recorded an environmental liability for this project and will capitalize or expense expenditures when incurred. For a further discussion of this matter, refer to Note 17, ?Commitments and Contingencies?, in our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

BLOOMFIELD REFINERY ? OCD COMPLIANCE ORDER

     On September 19, 2005, we received an Administrative Compliance Order from OCD alleging that: (1) we had failed to notify OCD of the west outfall discharges at our Bloomfield refinery; (2) we had allowed contaminants to enter the San Juan River from the refinery's river terrace area; and (3) we had failed to comply with certain conditions of the refinery's groundwater discharge plan. In March 2006, we reached a settlement with OCD in the form of a consent order and paid a civil penalty of $30,000. The settlement requires that we apply for a discharge plan modification. The discharge plan modification must include a comprehensive action plan for the investigation and remediation of contaminated soil and groundwater at the refinery. Until this plan is completed and a remediation plan is approved by the two agencies with regulatory oversight, OCD and New Mexico Hazardous Waste Bureau, we cannot reasonably estimate the cost of any associated remediation activities.

FOUR CORNERS REFINERIES - SETTLEMENT AGREEMENTS

     In July 2005, we reached an administrative settlement with New Mexico Environment Department and EPA in the form of consent agreements that resolved certain alleged violations of our air quality regulations at our Ciniza and Bloomfield refineries.

     Our settlement does not require us to undertake soil removal or similar cleanup activities and accordingly, we have not recorded an environmental liability for this matter and will capitalize or expense expenditures when incurred. For a further discussion of this matter, refer to Note 17, ?Commitments and Contingencies?, in our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

BLOOMFIELD REFINERY ? EPA COMPLIANCE ORDER

     On October 12, 2005, we received an Administrative Compliance Order from EPA in connection with a 2000 Bloomfield refinery compliance evaluation inspection and a follow-up inspection in early 2001. We send waste water from the refinery's process units through an oil-water separator, a series of aeration ponds that continue the treatment and processing of oily water, and a series of evaporation ponds, before the water is injected into a permitted deep well. EPA alleges that benzene levels in the aeration ponds exceed permissible RCRA levels. EPA also alleges that we failed to make a RCRA hazardous waste determination in connection with waste water going into the aeration ponds. The Order seeks a civil penalty of $890,000 in connection with this matter, but EPA has indicated it would consider settling for a lesser amount if we commit to operational changes that would reduce benzene levels in the aeration ponds. As part of any settlement, we may be required to undertake one or more environmentally beneficial projects known as supplemental environmental projects. We are continuing settlement discussions with EPA. Since we do not anticipate incurring any cleanup costs in connection with this matter, we have not recorded an environmental liability for this project.

MTBE LITIGATION

     Lawsuits have been filed in numerous states alleging that MTBE, a blendstock used by many refiners in producing specially formulated gasoline, has contaminated water supplies. MTBE contamination primarily results from leaking underground or aboveground storage tanks. The suits allege MTBE contamination of water supplies owned and operated by the plaintiffs, who are generally water providers or governmental entities. The plaintiffs assert that numerous refiners, distributors, or sellers of MTBE and/or gasoline containing MTBE are responsible for the contamination. The plaintiffs also claim that the defendants are jointly and severally liable for compensatory and punitive damages, costs, and interest. Joint and several liability means that each defendant may be liable for all of the damages even though that party was responsible for only a small part of the damages. We are a defendant in approximately 30 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, and Pennsylvania. We were named as a defendant in two new MTBE lawsuits filed in Massachusetts in the first quarter of 2006. We intend to vigorously defend these lawsuits. Since we have yet to determine if a liability is probable, and we cannot reasonably estimate the amount of any loss associated with this matter, we have not recorded a liability for these lawsuits.

YORKTOWN REFINERY INCIDENT

     On November 25, 2005, a fire occurred at our Yorktown refinery. Damage was primarily done to the gas plant that supports the fluid catalytic cracker ("FCC"), a unit that alters the molecular composition of materials sent into the unit in order to produce gasoline, diesel, fuel oil, heating oil, and other products. Some piping and instrumentation cables for other operating units in the refinery were also damaged by the fire. All of the units at the refinery were shut down to assess the scope of work needed to return the refinery to safe and efficient operations. The refinery was brought back to operation in two stages. Certain units, including the crude unit, began operations in January 2006. The gas plant and the FCC returned to operation in April 2006, and the refinery has returned to its normal operating level of approximately 62,000 barrels per day.

     We have property insurance coverage with a $1,000,000 deductible that should cover a significant portion of the costs of repairing the Yorktown refinery. We also have business interruption insurance coverage for the financial impact of the fire after the policy?s 45-day waiting period is exceeded. As of March 31, 2006, we have received $9,850,000 of insurance proceeds for property claims filed and recorded a gain of $2,853,000 as a result of the fire. We expect to receive additional amounts on our property insurance claims, and we have not yet received any insurance proceeds for claims filed under our business interruption insurance coverage. We believe that these reimbursements will have a significant impact on our 2006 earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

     We refine and sell petroleum products and operate service stations and convenience stores. Our operations are divided into three strategic business units: the refining group, the retail group, and the wholesale group (formerly known as Phoenix Fuel). The refining group operates two refineries in the Four Corners area of New Mexico and one refinery in Yorktown, Virginia. The refining group sells its products to wholesale distributors and retail chains. Our retail group operated 122 service stations at March 31, 2006. Our retail group sells its petroleum products and merchandise to consumers in New Mexico, Arizona and Southern Colorado. Our wholesale group distributes commercial wholesale petroleum products primarily in Arizona and New Mexico.

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

     - minimizing operating expenses and capital expenditures;

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

     Our significant accounting policies, including revenue recognition, inventory valuation, and maintenance costs, are described in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. The following accounting policies are considered critical due to the uncertainties, judgments, assumptions and estimates involved:

     - accounting for contingencies, including environmental remediation and litigation liabilities;

     -  assessing the possible impairment of long-lived assets;

     -  accounting for asset retirement obligations;

     -  accounting for our pension and post-retirement benefit plans; and

     -  accounting for inventories.

     There have been no changes to these policies in 2006.

RESULTS OF OPERATIONS

     The following discussion of our Results of Operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Part I, Item 1 in this Form 10-Q, and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2005.

     Below is operating data for our operations:

                                                      Three Months Ended
                                                           March 31,
                                                    -----------------------
                                                       2006         2005
                                                    ----------   ----------
Refining Group Operating Data:
  Four Corners Operations:
    Crude Oil/NGL Throughput (BPD)...........          29,122       28,810
    Refinery Sourced Sales Barrels (BPD).....          28,471       28,559
    Average Crude Oil Costs ($/Bbl)..........        $  62.30     $  47.46
    Refining Margins ($/Bbl).................        $  10.84     $   7.86

  Yorktown Operations:
    Crude Oil/NGL Throughput (BPD)...........          37,589       65,740
    Refinery Sourced Sales Barrels (BPD).....          33,466       62,726
    Average Crude Oil Costs ($/Bbl)..........        $  59.02     $  44.96
    Refining Margins ($/Bbl).................        $  (3.50)    $   6.78

Retail Group Operating Data:
(Continuing operations only)
  Fuel Gallons Sold (000's)..................          40,386       39,469
  Fuel Margins ($/gal).......................        $   0.14     $   0.11
  Merchandise Sales ($ in 000's).............        $ 33,312     $ 31,287
  Merchandise Margins........................              27%          27%
  Operating Retail Outlets at Period End.....             122          125

Wholesale Group Operating Data:
  Phoenix Fuel:
    Fuel Gallons Sold (000's)................         120,681      120,865
    Fuel Margins ($/gal).....................        $   0.06     $   0.06
    Lubricant Sales ($ in 000's).............        $  9,564     $  8,412
    Lubricant Margins........................              14%          14%

  Dial Oil:
    Fuel Gallons Sold (000's)................          25,942            -
    Fuel Margins ($/gal).....................        $   0.14            -
    Lubricant Sales ($ in 000's).............        $  8,080            -
    Lubricant Margins........................              11%           -
    Merchandise Sales* ($ in 000's)..........        $  2,219            -
    Merchandise Margins*.....................              30%           -
    Operating Retail Outlets at Period End...              12            -

*Includes only retail store merchandise sales.

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

                                                            Three Months Ended
                                                                 March 31,
                                                          -----------------------
                                                             2006         2005
                                                          ----------   ----------
AVERAGE PER BARREL
------------------
Four Corners Operation
  Net sales...........................................    $    76.39   $    59.15
  Less cost of products...............................         65.55        51.29
                                                          ----------   ----------
  Refining margin.....................................    $    10.84   $     7.86
                                                          ==========   ==========
Yorktown Operation
  Net sales...........................................    $    62.11   $    52.63
  Less cost of products...............................         65.61        45.85
                                                          ----------   ----------
  Refining margin.....................................    $    (3.50)  $     6.78
                                                          ==========   ==========
Consolidated
  Net sales...........................................    $    68.68   $    54.67
  Less cost of products...............................         65.59        47.55
                                                          ----------   ----------
  Refining margin.....................................    $     3.09   $     7.12
                                                          ==========   ==========

                                                            Three Months Ended
                                                                 March 31,
                                                          -----------------------
                                                             2006         2005
                                                          ----------   ----------
Reconciliations of refined product sales from
produced products sold per barrel to net revenues

Four Corners Operations
  Average sales price per produced barrel sold..........  $    76.39   $    59.15
  Times refinery sourced sales barrels per day..........      28,471       28,559
  Times number of days in period........................          90           90
                                                          ----------   ----------
  Refined product sales from produced products
    Sold* (000's).......................................  $  195,741   $  152,034
                                                          ==========   ==========
Yorktown Operations
  Average sales price per produced barrel sold..........  $    62.11   $    52.63
  Times refinery sourced sales barrels per day..........      33,466       62,726
  Times number of days in period........................          90           90
                                                          ----------   ----------
  Refined product sales from produced products
    Sold* (000's).......................................  $  187,072   $  297,114
                                                          ==========   ==========
Consolidated (000's)
  Sum of refined product sales from produced
    products sold*......................................  $  382,813   $  449,148
  Purchased product, transportation and other revenues..     183,571       43,879
                                                          ----------   ----------
  Net revenues..........................................  $  566,384   $  493,027
                                                          ==========   ==========

*Includes inter-segment net revenues.

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           2006         2005
                                                        ----------   ----------
Reconciliation of average cost of products
per produced barrel sold to total cost of
products sold (excluding depreciation and
amortization)

Four Corners Operations
  Average cost of products per produced barrel sold...  $    65.55   $    51.29
  Times refinery sourced sales barrels per day........      28,471       28,559
  Times number of days in period......................          90           90
                                                        ----------   ----------
  Cost of products for produced products
    sold (000's)......................................  $  167,965   $  131,831
                                                        ==========   ==========

Yorktown Operations
  Average cost of products per produced barrel sold...  $    65.61   $    45.85
  Times refinery sourced sales barrels per day........      33,466       62,726
  Times number of days in period......................          90           90
                                                        ----------   ----------
  Cost of products for produced products
    sold (000's)......................................  $  197,613   $  258,839
                                                        ==========   ==========

Consolidated (000's)
  Sum of refined cost of produced products sold.......  $  365,578   $  390,670
  Purchased product, transportation and other
    cost of products sold.............................     175,210       36,398
                                                        ----------   ----------
  Total cost of products sold (excluding
    depreciation and amortization)....................  $  540,788   $  427,068
                                                        ==========   ==========

RETAIL GROUP
------------

Fuel Margin
-----------
     Fuel margin is the difference between fuel sales less cost of fuel sales divided by number of gallons sold.

                                                        Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                         2006         2005
                                                      ----------   ----------
(in 000's except fuel margin per gallon)

Fuel sales........................................    $   97,177   $   76,697
Less cost of fuel sold............................        91,485       72,209
                                                      ----------   ----------
Fuel margin.......................................    $    5,692   $    4,488
Number of gallons sold............................        40,386       39,469
Fuel margin per gallon............................    $     0.14   $     0.11

Reconciliation of fuel sales to net revenues
(000's)

Fuel sales........................................    $   97,177   $   76,697
Excise taxes included in sales....................       (15,484)     (14,887)
                                                      ----------   ----------
Fuel sales, net of excise taxes...................        81,693       61,810
Merchandise sales.................................        33,312       31,287
Other sales.......................................         4,960        3,829
                                                      ----------   ----------
Net revenues......................................    $  119,965   $   96,926
                                                      ==========   ==========
Reconciliation of fuel cost of products sold to
total cost of products sold (excluding
depreciation and amortization) (000's)

Fuel cost of products sold........................    $   91,485   $   72,209
Excise taxes included in cost of products sold....       (15,484)     (14,887)
                                                      ----------   ----------
Fuel cost of products sold, net of excise taxes...        76,001       57,322
Merchandise cost of products sold.................        24,239       22,785
Other cost of products sold.......................         4,015        3,068
                                                      ----------   ----------
Total cost of products sold (excluding
  depreciation and amortization)..................    $  104,255   $   83,175
                                                      ==========   ==========

WHOLESALE GROUP
---------------

Fuel Margin
-----------
     Fuel margin is the difference between fuel sales less cost of fuel sales divided by number of gallons sold.

Phoenix Fuel
------------
                                                        Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                         2006         2005
                                                      ----------   ----------
(in 000's except fuel margin per gallon)

Fuel sales........................................    $  270,312   $  222,887
Less cost of fuel sold............................       263,362      215,434
                                                      ----------   ----------
Fuel margin.......................................    $    6,950   $    7,453
Number of gallons sold............................       120,681      120,865
Fuel margin per gallon............................    $     0.06   $     0.06

Reconciliation of fuel sales to net revenues
(000's)

Fuel sales........................................    $  270,312   $  222,887
Excise taxes included in sales....................       (45,431)     (40,832)
                                                      ----------   ----------
Fuel sales, net of excise taxes...................       224,881      182,055
Lubricant sales...................................         9,564        8,412
Other sales.......................................         1,214        1,197
                                                      ----------   ----------
Net revenues......................................    $  235,659   $  191,664
                                                      ==========   ==========
Reconciliation of fuel cost of products sold to
total cost of products sold excluding
(depreciation and amortization) (000's)

Fuel cost of products sold........................    $  263,362   $  215,434
Excise taxes included in cost of products sold....       (45,431)     (40,832)
                                                      ----------   ----------
Fuel cost of products sold, net of excise taxes...       217,931      174,602
Lubricant cost of products sold...................         8,179        7,242
Other cost of products sold.......................           216          332
                                                      ----------   ----------
Total cost of products sold (excluding
  depreciation and amortization)..................    $  226,326   $  182,176
                                                      ==========   ==========

Dial Oil(1)
-----------
                                                        Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                         2006         2005
                                                      ----------   ----------
(in 000's except fuel margin per gallon)
Fuel sales........................................    $   51,283   $        -
Less cost of fuel sold............................        47,567            -
                                                      ----------   ----------
Fuel margin.......................................    $    3,716   $        -
Number of gallons sold............................        25,942            -
Fuel margin per gallon............................    $     0.14   $        -

Reconciliation of fuel sales to net revenues
(000's)

Fuel sales........................................    $   51,283   $        -
Lubricant and merchandise sales...................        10,298            -
Other sales.......................................           647            -
                                                      ----------   ----------
Net revenues......................................    $   62,228   $        -
                                                      ==========   ==========
Reconciliation of cost of fuel sold to total
cost of products sold (excluding depreciation
and amortization)(000's)


Fuel cost of products sold........................    $   47,567   $        -
Lubricant and merchandise cost of products sold...         8,730            -
Other cost of products sold.......................           199            -
                                                      ----------   ----------
Total cost of products sold (excluding
  depreciation and amortization)..................    $   56,496   $        -
                                                      ==========   ==========

(1) Dial Oil presents sales and cost of sales, net of excise taxes.

                                                        Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                         2006         2005
                                                      ----------   ----------
Consolidated
------------
Reconciliation to net revenues reported in
  Condensed Consolidated Statements of Operations
  (000's)

Net revenues ? Refinery Group.....................    $  566,384   $  493,027
Net revenues ? Retail Group.......................       119,965       96,926
Net revenues ? Wholesale Group:
   Net revenues ? Phoenix Fuel....................       235,659      191,664
   Net revenues ? Dial Oil........................        62,228            -
Net revenues ? Other..............................            71           98
Eliminations......................................      (121,282)     (69,989)
                                                      ----------   ----------
Total net revenues reported in Condensed
  Consolidated Statements of Operation............    $  863,025   $  711,726
                                                      ==========   ==========
Reconciliation to cost of products sold (excluding
  depreciation and amortization) in Condensed
Consolidated Statements of Operations (000's)

Cost of products sold ? Refinery Group
  (excluding depreciation and amortization).......    $  540,788   $  427,068
Cost of products sold ? Retail Group
  (excluding depreciation and amortization).......       104,255       83,175
Cost of products sold ? Wholesale Group:
  Cost of products sold ? Phoenix Fuel
    (excluding depreciation and amortization).....       226,326      182,176
  Cost of products sold ? Dial Oil
    (excluding depreciation and amortization).....        56,496            -
Eliminations......................................      (121,282)     (69,989)
Other.............................................         3,969        3,360
                                                      ----------   ----------
Total cost of products sold (excluding
  depreciation and amortization) reported in
  Condensed Consolidated Statements of Operations.    $  810,552   $  625,790
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

     We believe the comparability of our continuing results of operations for the three months ended March 31, 2006 with the same period in 2005 was affected by, among others, the following factors:

     - weaker net refining margins for our Yorktown refinery in 2006, due primarily to the Yorktown fire in the fourth quarter of 2005, which resulted in:

        - a complete shutdown of refinery operations from November 25, 2005 to mid-January, 2006, and a partial shutdown from mid-January, 2006 to mid-April, 2006;

        - the need to sell feedstocks for the FCC at a lower margin as compared to sales of finished products while the refinery was operating at less than full capacity; and

        - timing issues with respect to the receipt of the bulk of anticipated insurance proceeds.

     These negative factors were partially offset by the positive following factors:

     - stronger net refining margins for our Four Corners refineries in 2006, due to, among other things:

        -  increased sales in our Tier 1 market; and
        - favorable margins due to tight finished product supply in certain of our market areas;

-	receipt of $9,850,000 in insurance proceeds and the resulting gain of $2,853,000 as a result of the Yorktown fire discussed above, and

     - higher fuel margins per gallon for our retail group for the three months ended March 31, 2006.

     EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

     Our earnings from continuing operations before income taxes decreased $36,825,000 for the three months ended March 31, 2006, compared to the same period in 2005. As noted above, this decrease was primarily due to a decrease in operating income before corporate allocations from our refinery operations of $43,507,000 primarily due to lower volumes and margins realized as a result of the Yorktown fire;

     This decrease was partially offset by the following factors:

        - a $2,669,000 increase in operating income from our retail operations as a result of increased fuel margins and volumes; and

        - the implementation of our debt reduction strategy that resulted in a $2,311,000 or 33% decrease in interest expense.

     YORKTOWN REFINERY

     Our Yorktown refinery operated at an average throughput rate of approximately 37,589 barrels per day in the first quarter of 2006 compared to 65,740 barrels per day in the first quarter of 2005.

     Refining margins for the first quarter of 2006 were $(3.50) per barrel and were $6.78 for the first quarter of 2005. As noted above, this decrease in refining margins was due primarily to the disruption of our refinery operations caused by the fire and the resulting sale of feedstocks that would otherwise have been processed into higher value (higher priced) gasoline and diesel;

     Revenues for our Yorktown refinery decreased for the three months ended March 31, 2006 due primarily to the Yorktown fire which resulted in a shutdown of refinery operations and the resulting sale of feedstocks at a lower price as compared to gasoline and diesel products.

     Depreciation and amortization expense for our Yorktown refinery decreased for the three months ended March 31, 2006 due in part to certain assets being fully depreciated in 2005.

     FOUR CORNERS REFINERIES

     Our Four Corners refineries operated at an average throughput rate of approximately 29,122 barrels per day in the first quarter of 2006, compared to 28,810 barrels per day in the first quarter of 2005.

     Refining margins for the first quarter of 2006 were $10.84 per barrel and were $7.86 for the first quarter of 2005.

     Revenues for our Four Corners refineries increased for the three months ended March 31, 2006 primarily due to an increase in finished product prices as a result of favorable market conditions.

     Operating expenses for our Four Corners refineries increased for the three months ended March 31, 2006 primarily due to higher employee costs, fuel costs, and additional outside services incurred in our operations.

     Depreciation and amortization expense for our Four Corners refineries were relatively unchanged for the three months ended March 31, 2006 as compared to the same period in 2005.

     RETAIL GROUP

     Average fuel margins were $0.14 per gallon for the three months ended March 31, 2006 as compared to $0.11 per gallon for the same period in 2005. Fuel volumes sold for the three months ended March 31, 2006 increased as compared to the same period a year ago due primarily to favorable market conditions and improved demand over the same period in 2005. Average merchandise margins were 27% for each of the three months ended March 31, 2006 and March 31, 2005.

     Revenues for our retail group increased for the three months ended March 31, 2006, compared to the same periods in 2005, primarily due to an increase in fuel selling prices and an increase in fuel volumes sold.

     Our retail fuel margin per gallon increased for the three months ended March 31, 2006 due to higher finished product sales prices as a result of increased demand.

     Operating expenses increased for the three months ended March 31, 2006 as compared with the same periods in 2005, primarily due to an increase in employee costs as a result of a change to existing law in our primary market that required us to increase the number of employees in these areas.

     Depreciation expense decreased for the three months ended March 31, 2006 as compared to the same period in 2005 due to a reduction in amortization for our leasehold improvements.

     WHOLESALE GROUP

     Phoenix Fuel
     ------------

     Average gasoline and diesel fuel margins for Phoenix Fuel were $0.06 per gallon in both the first quarter of 2006 and 2005.

     Revenues for Phoenix Fuel increased for the three months ended March 31, 2006 primarily due to higher average price per gallon sold.

     Operating expenses for Phoenix Fuel increased for the three months ended March 31, 2006 primarily due to higher fuel costs and higher employee payroll and benefit costs.

     Dial Oil
     --------

     No comparative analysis is presented for Dial Oil because it was acquired in the third quarter of 2005 and no prior period statistics are included above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) FROM CONTINUING OPERATIONS

     For the three months ended March 31, 2006, selling, general and administrative expenses increased by approximately $2,207,000 as compared to the same period in 2005 due primarily to higher legal costs in 2006 as a result of reimbursement of legal expenses that occurred in 2005.

     INTEREST EXPENSE FROM CONTINUING OPERATIONS

     For the three months ended March 31, 2006, interest expense decreased approximately $2,311,000 as compared to the same period in 2005. These decreases were primarily due to a reduction in our long-term debt, which was part of our debt reduction strategy implemented beginning in 2002.

     INCOME TAXES FROM CONTINUING OPERATIONS

     The effective tax rates for the three months ended March 31, 2006 and 2005 were approximately 37.5% and 41.0%, respectively. The decrease was primarily due to additional tax credits associated with low sulfur diesel production in 2006.

DISCONTINUED OPERATIONS

     Discontinued operations include the operations of some of our retail service station/convenience stores. See Note 4 to our Condensed
Consolidated Financial Statements included in Part I, Item 1 for additional information relating to these operations.

OUTLOOK

     Overall, we currently believe that our refining fundamentals are more positive now as compared to the same time last year. Further, we anticipate that additional insurance proceeds will be received in connection with the fire at our Yorktown refinery in the fourth quarter of 2005. Same store fuel volumes for our retail group currently are above the prior year's levels, however, fuel margins are lower. In addition, merchandise sales for our retail group are above the prior year?s level, while merchandise margins have remained stable. The wholesale group currently continues to see stronger margins and volumes as compared to the same time last year. Our businesses are, however, very volatile and there can be no assurance that currently existing conditions will continue for any of our business segments.

LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL STRUCTURE

     At March 31, 2006, we had long-term debt of $274,990,000. At
December 31, 2005, we had long-term debt of $274,864,000. There was no current portion of long-term debt outstanding at March 31, 2006 or at December 31, 2005.

     The amounts at March 31, 2006 and December 31, 2005 include:

     -  $150,000,000 before discount of 8% senior subordinated notes due
        2014; and

     -  $130,001,000 before discount of 11% senior subordinated notes due
        2012.

     At March 31, 2006, we had a $175,000,000 revolving credit facility. The availability of funds under this facility is the lesser of (i) $175,000,000, or (ii) the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories. We also have options to increase the size of the facility to up to $250,000,000.

     At March 31, 2006, our long-term debt was 41.4% of total capital. At December 31, 2005, it was 40.7%. Our net debt (long-term debt less cash and cash equivalents) to total net capitalization (long-term debt less cash and cash equivalents plus total shareholders' equity) percentage at March 31, 2006, was 32.9%. At December 31, 2005, this percentage was 21.7%.

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

     CASH FLOW FROM OPERATIONS

     Our operating cash flow decreased by $54,513,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This resulted primarily from the net loss incurred in the first quarter of 2006 compared to the net earnings reported in the first quarter of 2005.

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

     Working capital at March 31, 2006 consisted of current assets of $384,377,000 and current liabilities of $226,410,000 or a current ratio of 1.70:1. At December 31, 2005, the current ratio was 2.12:1, with current assets of $442,355,000 and current liabilities of $208,508,000.

     CAPITAL EXPENDITURES AND RESOURCES

     During the first quarter of 2006, we increased our budget for capital expenditures in 2006, excluding any potential acquisitions and linefill for the recently acquired pipeline, from approximately $201,000,000 to approximately $209,000,000. The increase is primarily due to the timing of budgeted expenditures on certain projects. A portion of these costs may not be spent in 2006. Net cash used in investing activities for purchases of property, plant and equipment totaled approximately $59,697,000 for the three months ended March 31, 2006 and $12,826,000 for the three months ended March 31, 2005. Expenditures made in 2006 primarily were for operational and environmental projects for the refineries.

     We received proceeds of approximately $1,539,000 from the sale of property, plant and equipment and other assets in the first three months of 2006 and $981,000 for the same period in 2005. In addition, we received $9,850,000 of insurance proceeds for property claims filed as a result of the fire at our Yorktown refinery that occurred in the fourth quarter of 2005. We expect to receive additional amounts on our property insurance claims and we have not yet received any insurance proceeds for claims filed under our business interruption insurance coverage. We believe that these reimbursements will have a significant impact on our 2006 earnings.

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

     Our credit facility is floating-rate debt tied to various short-term indices. As a result, our annual interest costs associated with this debt may fluctuate. At March 31, 2006, there were no direct borrowings outstanding under this facility.

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

     Applicable laws and regulations govern the investigation and remediation of contamination at our current and former properties, as well as at third-party sites to which we sent wastes for disposal. We may be held liable for contamination existing at current or former properties, notwithstanding that a prior operator of the site, or other third party, caused the contamination. We may also be held responsible for costs associated with contamination cleanup at third-party disposal sites, notwithstanding that the original disposal activities were in accordance with all applicable regulatory requirements at such time. We are currently engaged in a number of such remediation projects.

     Future expenditures related to compliance with environmental, health and safety laws and regulations, the investigation and remediation of contamination, and the defense or settlement of governmental or private party claims and lawsuits cannot be reasonably quantified in many circumstances for various reasons. These reasons include the uncertain nature of remediation and cleanup cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, various defenses that may be available to us, and changing environmental, health and safety laws, regulations, and their respective interpretations. We cannot give assurance that compliance with such laws or regulations, such investigations or cleanups, or such enforcement proceedings or private-party claims will not have a material adverse effect on our business, financial condition or results of operations.

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

     In March 2006, we entered into a consent order with the New Mexico Oil Conservation Division and paid a civil penalty of $30,000 to settle an Administrative Compliance Order related to our Bloomfield refinery. For a further discussion of this settlement, see Note 10 to our Condensed Consolidated Financial Statements, captioned "Commitments and Contingencies".

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

     As a result of the declining production of crude oil in the Four Corners area in recent years, we have not been able to cost-effectively obtain sufficient amounts of crude oil to operate our Four Corners refineries at full capacity. Crude oil utilization rates for our Four Corners refineries have declined from approximately 67% for 2003 to approximately 60% for the first three months of 2006. Our current projections of Four Corners crude oil production indicate that our crude oil demand will exceed the crude oil supply that is available from local sources for the foreseeable future and that our crude oil capacity utilization rates at our Four Corners refineries will continue to decline unless circumstances change.

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

     In October 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"), which includes energy related tax provisions that are available to small refiners, including us. Under the Act, small refiners are allowed to deduct for tax purposes up to 75% of capital expenditures incurred to comply with the highway diesel low sulfur regulations adopted by the Environmental Protection Agency (?EPA?). The deduction is taken in the year the capital expenditure is made. Small refiners also are allowed to claim a credit against income tax of five cents on each gallon of low sulfur diesel fuel they produce, up to a maximum of 25% of the capital costs incurred to comply with the regulations. We may be able to use this credit in 2006.

     EPA has issued a rule pursuant to the Clean Air Act that requires refiners to reduce the sulfur content of gasoline and highway diesel fuel. Some refiners began producing gasoline that satisfies low sulfur gasoline standards in 2004, with most refiners required to be in full compliance for all production in 2006. Most refiners also must begin producing highway diesel fuel that satisfies low sulfur diesel standards by June 2006. All refiners and importers must be in full compliance with the new standards by the end of 2010 without exception. We currently anticipate that our Yorktown and Ciniza refineries will not be able to meet the June 2006 start date for the low sulfur diesel standards. For a further discussion of this matter, refer to the discussion under Risk Factors in Item 1A in Part II of this Report on Form 10-Q.

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

     - the adoption of new state, federal or tribal legislation or regulations; changes to existing legislation or regulations or their interpretation by regulators or the courts; regulatory or judicial findings, including penalties; as well as other future governmental actions that may affect our operations, including the impact of any further changes to government-mandated specifications for gasoline, diesel fuel and other petroleum products and the impact of any windfall profit, price gouging, or other legislation that may be adopted in reaction to the current price of motor fuel at the retail level;

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

     - the risk that our anticipated inability to reduce the sulfur content of diesel fuel at our Yorktown and Ciniza refineries by the applicable regulatory deadline will cause us to incur substantial costs or will have other significant consequences on our operations;

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

     - the risk that we will not receive the anticipated amount of insurance proceeds in connection with the fire at our Yorktown refinery in the fourth quarter of 2005; and

     - other risks described elsewhere in this report or described from time to time in our other filings with the Securities and Exchange Commission.

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

                                PART II

                           OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are a party to ordinary routine litigation incidental to our business. We also incorporate by reference the information regarding contingencies in Note 10 to the Condensed Consolidated Financial Statements set forth in Part I, Item 1, the discussion of legal matters contained in Part I, Item 2, under the headings "Liquidity and Capital Resources - Environmental, Health and Safety" and "Liquidity and Capital Resources - Other", and the discussion of legal matters contained in Part II, Item 1A.

ITEM 1A.  RISK FACTORS

     An investment in our common shares involves risk. A discussion of these risks can be found in our Annual Report on Form 10-K for the year ended December 31, 2005 (the "Form 10-K"). Set forth below are the material changes to the risk factors disclosed in the Form 10-K. You should carefully consider the specific factors described below and in the Form 10-K, together with the cautionary statements under the caption "Forward-Looking Statements" in Item 2 of this Report and the other information included in this report, before purchasing our common shares.

     The risks described below and in the Form 10-K are not the only ones that we face. Additional risks that are not yet known to us or that we currently think are immaterial could also impair our business, financial condition, or results of operations. If any of the risks actually occurs, our business, financial condition, or results of operations could be adversely affected. In such case, the trading price of our common shares could decline, and you may lose all or part of your investment.

WE ASSUMED LIABILITIES IN CONNECTION WITH THE ACQUISITION OF OUR YORKTOWN
REFINERY

     We assumed certain liabilities and obligations in connection with our purchase of the Yorktown refinery in 2002. Among other things, and subject to certain exceptions, we assumed responsibility for all costs, expenses, liabilities and obligations under environmental, health and safety laws caused by, arising from, incurred in connection with or relating to the ownership of the Yorktown refinery or its operation. We agreed to indemnify the sellers for losses incurred in connection with or related to the liabilities and obligations we have assumed. We only have limited indemnification rights against the seller.

     Environmental obligations assumed by us include the seller's Yorktown refinery responsibilities under a consent decree among various parties covering many locations (the "Consent Decree"). Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. As applicable to the Yorktown refinery, the Consent Decree requires, among other things, a reduction of nitrous oxides, sulfur dioxide, and particulate matter emissions and upgrades to the refinery's leak detection and repair program. We estimate that we will incur capital expenditures of between $20,000,000 and $27,000,000 to comply with the Consent Decree through 2006, and have expended approximately $14,045,000 of this amount through the first quarter of 2006. We do not anticipate any significant increase in current operating expenses when all equipment modifications required by the Consent Decree are completed.

     In connection with the Yorktown acquisition, we also assumed the seller's obligations under an administrative order issued in 1991 by EPA under the Resource Conservation and Recovery Act. The order requires an investigation of certain areas of the refinery and the development of measures to correct any releases of contaminants or hazardous substances found in these areas. A Resource Conservation and Recovery Act Facility Investigation was conducted and approved conditionally by EPA in 2002. Following the investigation, a Risk Assessment/Corrective Measures Study ("RA/CMS") was finalized in 2003, which summarized the remediation measures agreed upon by us, EPA, and the Virginia Department of Environmental Quality ("VDEQ"). The RA/CMS proposes investigation, sampling, monitoring, and cleanup measures, including the construction of an on-site corrective action management unit that would be used to consolidate hazardous solid materials associated with these measures. These proposed actions relate to soil, sludge, and remediation wastes relating to solid waste management units. Groundwater in the aquifers underlying the refinery, and surface water and sediment in a small pond and tidal salt marsh on the refinery property also are addressed in the RA/CMS.

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

     Our most current estimate of expenses associated with the order is between $25,000,000 ($17,500,000 of which we believe is subject to reimbursement by BP) and $27,000,000 ($19,500,000 of which we believe is subject to reimbursement by BP). We anticipate that these expenses will be incurred over a period of approximately 35 years after EPA approves our cleanup plan. We believe that between approximately $9,500,000 and $10,500,000 of this amount will be incurred over an initial four-year period, and additional expenditures of approximately $7,500,000 will be incurred over the following four-year period, with the remainder thereafter. We may, however, be able to receive reimbursement for some of the expenditures associated with the plan due to the environmental reimbursement provisions included in the purchase agreement for the refinery. EPA is requiring financial assurance of our ability to perform the plan, such as a certification that we satisfy certain financial tests, depositing funds into a trust, or posting a letter of credit or performance bond. If we cannot agree with EPA regarding financial assurance and, as a result, do not sign the consent order being developed by EPA, EPA has indicated it will consider its enforcement option.

     As part of the cleanup plan, the facility's underground sewer system will be cleaned, inspected and repaired as needed. A portion of this sewer work is scheduled to begin during the construction of the corrective action management unit and related remediation work and is included in our associated cost estimate. We anticipate that the balance of the sewer work will cost between approximately $1,500,000 and $3,500,000 over a period of three to five years, beginning around the time the construction of the corrective action management unit and related remediation work is nearing completion. We anticipate that construction of the corrective action management unit and related remediation work will be completed approximately seven to eight years after EPA approves our clean-up plan and authorizes its implementation.

ANY SIGNIFICANT INTERRUPTIONS IN THE OPERATIONS OF ANY OF OUR REFINERIES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS

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

     On November 25, 2005, a fire occurred at our Yorktown refinery. Damage was primarily done to the gas plant that supports the fluid catalytic cracker ("FCC"), a unit that alters the molecular composition of materials sent into the unit in order to produce gasoline, diesel, fuel oil, heating oil, and other products. Some piping and instrumentation cables for other operating units in the refinery were also damaged by the fire. All of the units at the refinery were shut down to assess the scope of work needed to return the refinery to safe and efficient operations. The refinery was brought back to operation in two stages. Certain units, including the crude unit, began operations in January 2006. The gas plant and the FCC returned to operation in April 2006, and the refinery has returned to its normal operating level of approximately 62,000 barrels per day.

     We have property insurance coverage with a $1,000,000 deductible that should cover a significant portion of the costs of repairing the Yorktown refinery. We also have business interruption insurance coverage for the financial impact of the fire after the policy?s 45-day waiting period is exceeded. We do not yet know exactly when we will be receiving payments under these policies or ultimately how much we will receive.

COMPLIANCE WITH VARIOUS REGULATORY AND ENVIRONMENTAL LAWS AND REGULATIONS WILL INCREASE THE COST OF OPERATING OUR BUSINESS

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

     EPA has issued a rule pursuant to the Clean Air Act that requires refiners to reduce the sulfur content of gasoline and highway diesel fuel. Some refiners began producing gasoline that satisfies low sulfur gasoline standards in 2004, with most refiners required to be in full compliance for all production in 2006. Most refiners also must begin producing highway diesel fuel that satisfies low sulfur diesel standards by June 2006. All refiners and importers must be in full compliance with the new standards by the end of 2010.

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

     With respect to the Ciniza and Bloomfield refineries, we applied for and received approval under existing regulations for an extension of the low sulfur gasoline standards until 2007, the date when the annual average sulfur content of our Four Corners gasoline must begin to be reduced. Full compliance is, however, required by 2008. In order to receive this extension of low sulfur diesel standards, we agreed to be in full compliance with the diesel sulfur standards by June 1, 2006.

     We are currently installing equipment and/or developing projects necessary to produce low sulfur gasoline and diesel fuel at our refineries.

     There are a number of factors that could affect our cost of compliance with the low sulfur standards. In particular, because these standards affect the entire industry and because of the damage to refineries caused by Hurricanes Katrina and Rita, engineering and construction companies are busy and are charging a premium for their services. The relatively short time left to comply has resulted in increased costs to expedite ordering for otherwise long delivery items and added overtime by contractors to attempt to meet the implementation schedule. Increases in metal and concrete prices have impacted, and could further impact, costs.

     We currently anticipate that our Ciniza and Yorktown refineries will not be able to meet the June 2006 start date for the low sulfur highway diesel standards as a result of the combined effects of Hurricanes Katrina and Rita on the availability of contractors, hardware, and other similar effects and the time and, at Yorktown, the effort required to repair damage resulting from the 2005 fire.

     We have been in communication with EPA concerning our anticipated inability to meet the June start date at our Ciniza refinery. We are uncertain how our anticipated inability to produce low sulfur highway diesel by the start date will affect our refinery?s ability to comply with the low sulfur highway diesel standards, as we still may be able to comply with EPA?s requirements even though we are not able to initially make one hundred percent low sulfur fuel for highway use. For example, we may be able to make use of compliance period averaging, which is permitted by the low sulfur diesel standards. Additionally, it is possible that EPA will provide us with additional time to begin producing low sulfur highway diesel.

     At our Yorktown refinery, we will not be able to satisfy the current requirements of our compliance plan if we do not produce low sulfur highway diesel fuel by the start date. We are pursuing a modification to our compliance plan with EPA. While we currently anticipate reaching a satisfactory agreement with EPA, we cannot assure you that such an agreement will be reached.

     Our inability to produce low sulfur highway diesel at our Ciniza and Yorktown refineries could result in a reduction in the quantity of highway diesel fuel that we otherwise would have available for sale, and an increase in the quantity of refinery products available for sale that are not subject to the low sulfur highway diesel standards, such as non-highway diesel fuel and heating oil. Further, depending on the market for such products as compared to the market for low sulfur highway diesel, we might need to make other modifications to the refineries' operations, including reducing production. Such circumstances would likely reduce refining earnings.

     In addition to the consequences noted above, our inability to meet the start date may have other consequences, such as no longer qualifying us for an extension of low sulfur gasoline standards at our Four Corners refineries and/or requiring us to purchase sulfur credits.

     Until our discussions with EPA are concluded, we will be unable to fully evaluate the potential impact of our inability to meet the regulatory start date. At this time, however, we do not anticipate that our inability to produce low sulfur highway diesel fuel by the June start date will impact our timetable for producing low sulfur gasoline at our refineries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our annual meeting of stockholders was held on April 10, 2006. Proxies for the meeting were solicited under Regulation 14A. There were no matters submitted to a vote of security holders other than the election of two directors and the ratification of our independent registered public accounting firm as specified in our Proxy Statement. There was no solicitation in opposition to management?s nominees to the Board of Directors.

     Fred L. Holliger was elected as a director of the Company. The vote was as follows:

Shares Voted ?For?   Shares Voted ?Withholding?
------------------   --------------------------
    11,564,270                498,110

     Brooks J. Klimley was elected as a director of the Company. The vote was as follows:

Shares Voted ?For?   Shares Voted ?Withholding?
------------------   --------------------------
    11,736,054                326,326

     Deloitte & Touche LLP was ratified as our independent registered public accounting firm for the Company for the year ending December 31, 2006. The vote was as follows:

Shares Voted ?For?     Shares Voted ?Against?   Shares Voted ?Abstaining?
------------------     ----------------------   -------------------------
    11,710,056                345,050                     7,274

     In addition to the two directors elected above, other members of our Board of Directors include Anthony J. Bernitsky, Larry L. DeRoin, George
M. Rapport, and Donald M. Wilkinson.

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

(b)  Reports on Form 8-K: We filed the following reports on Form
     8-K during the quarter for which this report is being filed and subsequently:

     (i) On February 28, 2006, we filed a Form 8-K dated February 28, 2006, containing a press release detailing our earnings for the year and quarter ended December 31, 2005.

     (ii) On May 4, 2006, we filed a Form 8-K dated May 4, 2006, containing a press release detailing our earnings for the quarter ended March 31, 2006.

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 2006 to be signed on its behalf by the undersigned thereunto duly authorized.

                        GIANT INDUSTRIES, INC.


                        /s/ MARK B. COX
                        -------------------------------------------------
                        Mark B. Cox, Executive Vice President, Treasurer, Chief Financial Officer and Assistant Secretary, on behalf of the Registrant and as the
                        Registrant's Principal Financial Officer

Date: May 4, 2006