Form 10-Q
period 2006-06-30
GIANT INDUSTRIES INC
filed 2006-08-08
CIK 856465

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

                           Yes [X]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

                       Large Accelerated Filer [ ]
           Accelerated Filer [X]   Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           Yes [ ]    No [X]

Number of Common Shares outstanding at August 1, 2006: 14,639,312 shares.

                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                     INDEX


PART I  - FINANCIAL INFORMATION......................................   1

Item 1  - Financial Statements.......................................   1

          Condensed Consolidated Balance Sheets at
          June 30, 2006 and December 31, 2005 (Unaudited)............   1

          Condensed Consolidated Statements of Earnings for the
          Three and Six Months Ended June 30, 2006 and 2005
          (Unaudited)................................................   2

          Condensed Consolidated Statements of Cash Flows for
          the Six Months Ended June 30, 2006 and 2005(Unaudited).....  3-4

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)................................................  5-37

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations.............. 38-61

Item 3  - Quantitative and Qualitative Disclosures
          About Market Risk..........................................  62

Item 4  - Controls and Procedures....................................  62

PART II - OTHER INFORMATION..........................................  63

Item 1  - Legal Proceedings..........................................  63

Item 1A - Risk Factors............................................... 63-69

Item 4  - Submission of Matters to a Vote of Security Holders........  70

Item 6  - Exhibits and Reports on Form 8-K........................... 70-71

SIGNATURE............................................................  72

                                           PART I
                                    FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                            GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)
                        (In thousands, except shares and per share data)

                                                               June 30,       December 31,
                                                                2006              2005
                                                              ----------      ------------
ASSETS
Current assets:
  Cash and cash equivalents.............................      $   90,819       $ 164,280
  Receivables, net......................................         185,096         142,125
  Inventories...........................................         134,191         124,105
  Prepaid expenses and other............................          10,509          10,449
  Deferred income taxes.................................           1,763           1,396
                                                              ----------       ---------
    Total current assets................................         422,378         442,355
                                                              ----------       ---------
Property, plant and equipment...........................         891,624         764,788
Less accumulated depreciation and amortization..........        (308,983)       (297,962)
                                                              ----------       ---------
                                                                 582,641         466,826
                                                              ----------       ---------
Goodwill................................................          50,633          50,607
Other assets............................................          28,788          24,684
                                                              ----------       ---------
                                                              $1,084,440       $ 984,472
                                                              ==========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................      $  187,976       $ 139,710
  Accrued expenses......................................          62,172          68,798
                                                              ----------       ---------
    Total current liabilities...........................         250,148         208,508
                                                              ----------       ---------
Long-term debt..........................................         275,119         274,864
Deferred income taxes...................................          93,292          76,834
Other liabilities.......................................          27,489          24,430
Commitments and contingencies (Note 10)
Stockholders' equity:
  Preferred stock, par value $.01 per share,
    10,000,000 shares authorized, none issued
  Common stock, par value $.01 per share,
    50,000,000 shares authorized, 18,391,292 and
    18,366,077 shares issued............................             184             184
  Additional paid-in capital............................         218,296         216,917
  Retained earnings.....................................         258,092         221,203
  Unearned compensation related to restricted stock.....          (1,726)         (2,014)
                                                              ----------       ---------
                                                                 474,846         436,290
  Less common stock in treasury - at cost,
    3,751,980 shares....................................         (36,454)        (36,454)
                                                              ----------       ---------
    Total stockholders' equity..........................         438,392         399,836
                                                              ----------       ---------
                                                              $1,084,440       $ 984,472
                                                              ==========       =========

See accompanying notes to Condensed Consolidated Financial Statements.

                                             1

                             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                           (Unaudited)
                              (In thousands, except per share data)

                                                         Three Months Ended      Six Months Ended
                                                              June 30,               June 30,
                                                       ---------------------   ----------------------
                                                          2006        2005        2006        2005
                                                       ----------  ---------   ----------  ----------
Net revenues.........................................  $1,145,279  $ 863,357   $2,008,304  $1,575,084
                                                       ----------  ---------   ----------  ----------
Cost of products sold (excluding depreciation
  and amortization)..................................   1,016,706    748,883    1,827,259   1,374,673
Operating expenses...................................      55,322     48,744      108,009      94,988
Depreciation and amortization........................      10,969      9,492       20,536      20,463
Selling, general and administrative expenses.........      13,205     11,843       23,211      19,641
Net loss/(gain) on disposal/write-down of assets.....          49       (207)        (591)       (219)
Gain from insurance settlement due to fire incident..     (33,100)      (196)     (35,953)     (3,688)
                                                       ----------  ---------   ----------  ----------
Operating income.....................................      82,128     44,798       65,833      69,226
Interest expense.....................................      (4,178)    (6,382)      (8,860)    (13,376)
Costs associated with early debt extinguishment......           -     (2,099)           -      (2,099)
Amortization of financing costs......................        (399)    (1,496)        (798)     (2,000)
Investment and other income..........................       1,079        368        2,681         489
                                                       ----------  ---------   ----------  ----------
Earnings from continuing operations
  before income taxes................................      78,630     35,189       58,856      52,240
Provision for income taxes...........................      29,392     14,651       21,967      21,644
                                                       ----------  ---------   ----------  ----------
Earnings from continuing operations..................      49,238     20,538       36,889      30,596

Earnings from discontinued operations, net of income
  tax provision of $13 and $9........................           -         22            -          15
                                                       ----------  ---------   ----------  ----------
Net earnings.........................................  $   49,238  $  20,560   $   36,889  $   30,611
                                                       ==========  =========   ==========  ==========
Net earnings per common share:
  Basic
    Continuing operations............................  $     3.37  $    1.53   $     2.53  $     2.37
    Discontinued operations..........................           -          -            -           -
                                                       ----------  ---------   ----------  ----------
                                                       $     3.37  $    1.53   $     2.53  $     2.37
                                                       ==========  =========   ==========  ==========
  Assuming dilution
    Continuing operations...........................   $     3.35  $    1.51   $     2.51  $     2.34
    Discontinued operations.........................            -          -            -           -
                                                       ----------  ---------   ----------  ----------
                                                       $     3.35  $    1.51   $     2.51  $     2.34
                                                       ==========  =========   ==========  ==========

See accompanying notes to Condensed Consolidated Financial Statements.

                                             2

                                GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                            (In thousands)
                                                                               Six Months Ended
                                                                                   June 30,
                                                                            -----------------------
                                                                               2006         2005
                                                                            ---------     ---------
Cash flows from operating activities:
  Net earnings..........................................................    $  36,889     $  30,611
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization from continuing operations..............       20,536        20,463
  Amortization of financing costs.......................................          798         2,000
  Compensation expense related to restricted stock awards...............          193             -
  Deferred income taxes.................................................       16,101        14,688
  Deferred crude oil purchase discounts.................................          457           615
  Payments to deferred compensation plan................................       (1,476)            -
  Net gain on the disposal of assets from continuing operations.........         (591)         (219)
  Net gain on the disposal of assets from discontinuing operations,
    including assets held for sale......................................            -           (22)
  Gain from insurance settlement due to fire incident...................      (35,953)       (3,688)
  Proceeds from insurance settlement for business
    interruption due to fire incident...................................       25,000             -
  Income tax benefit from exercise of stock options.....................            -           328
    Changes in operating assets and liabilities
    (Increase) in receivables...........................................      (49,708)      (31,800)
    (Increase) in inventories...........................................       (9,589)      (31,666)
    Decrease in prepaid expenses........................................            7         6,639
    (Increase) in other assets..........................................       (3,485)         (303)
    Increase in accounts payable........................................       45,162        44,900
    (Decrease)/increase in accrued expenses.............................      (10,541)        1,008
    Increase in other liabilities.......................................        2,694         1,090
                                                                            ---------     ---------
Net cash (used in)/provided by operating activities.....................       36,494        54,644
                                                                            ---------     ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment.............................     (128,620)      (27,697)
  Acquisition activity..................................................       (1,207)            -
  Proceeds from assets held for sale....................................            -         1,866
  Proceeds from insurance settlement for property
    damage due to fire incident.........................................       17,950         3,688
  Proceeds from sale of property, plant and equipment and other assets..        1,913         1,124
  Funding of restricted cash escrow funds...............................            -       (21,883)
  Release of restricted cash escrow funds...............................            -        21,883
                                                                            ---------     ---------
Net cash used in investing activities...................................     (109,964)      (21,019)
                                                                            ---------     ---------
Cash flows from financing activities:
  Payments of long-term debt............................................            -       (18,828)
  Proceeds from line of credit..........................................       10,000        36,000
  Payments on line of credit............................................      (10,000)      (36,000)
  Net proceeds from issuance of common stock............................            -        22,349
  Proceeds from exercise of stock options...............................            9           202
  Deferred financing costs..............................................            -        (1,142)
                                                                            ---------     ---------
Net cash provided by financing activities...............................            9         2,581
                                                                            ---------     ---------
Net (decrease)/increase in cash and cash equivalents....................      (73,461)       36,206
  Cash and cash equivalents:
    Beginning of period.................................................      164,280        23,714
                                                                            ---------     ---------
    End of period.......................................................    $  90,819     $  59,920
                                                                            =========     =========
                                             3

Significant Noncash Investing and Financing Activities.

In March 2006, we contributed 25,115 newly issued shares of our common stock, valued at $1,465,000, to our 401(k) plan as a discretionary contribution for the year 2005. We also capitalized approximately $4,648,000 of interest as part of construction in progress.
At June 30, 2006, approximately $19,322,000 of purchases of property, plant and equipment had not been paid and, accordingly, were accrued in accounts payable and accrued liabilities.

In the first half of 2005, we transferred $118,000 of property, plant and equipment to other assets. We also contributed 34,196 newly issued shares of our common stock, valued at $972,000, to our 401(k) plan as a discretionary contribution for the year 2004. At June 30, 2005, approximately $4,710,000 of purchases of property, plant and equipment had not been paid and accordingly, were accrued in accounts payable and accrued liabilities.

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

Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, hereafter referred to as generally accepted accounting principles, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included. These adjustments and reclassifications are of a normal recurring nature, with the exception of discontinued operations (see Note 4) and business segments (see Note 9). Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

     We have made certain reclassifications to our 2005 financial statements and notes to conform to the financial statement classifications used in the current year. They had no effect on reported earnings or stockholders' equity.

Stock-Based Employee Compensation:

     We have a stock-based employee compensation plan that is more fully described in Note 10 to our Annual Report on Form 10-K for the year ended December 31, 2005. On January 1, 2006, we adopted Statement of Financial Accounting Standard ("SFAS") 123R, "Share-Based Payment", that requires us to measure the cost of employee services received in exchange for stock options granted using the fair value method and amortize such costs over the vesting period of such arrangements. The adoption of SFAS 123R did not have a material impact on our financial statements for the three and six months ended June 30, 2006.

     In prior years, we accounted for this plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation". We used the intrinsic value method to account for stock-based employee compensation. The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended June 30, 2005.

                                              Three Months Ended    Six Months Ended
                                                June 30, 2005        June 30, 2005
                                              ------------------   ------------------
                                               (In thousands, except per share data)
Net earnings, as reported...................       $20,560              $30,611
Deduct: Total stock-based employee
  compensation expense determined
  under the fair value based method
  for all awards, net of related
  tax effect................................            (7)                 (24)
                                                   -------              -------
Pro forma net earnings......................       $20,553              $30,587
                                                   =======              =======
Earnings per share:
  Basic - as reported.......................       $  1.53             $   2.37
                                                   =======              =======
  Basic - pro forma.........................       $  1.53             $   2.37
                                                   =======              =======
  Diluted - as reported.....................       $  1.51             $   2.34
                                                   =======              =======
  Diluted - pro forma.......................       $  1.51             $   2.34
                                                   =======              =======

Current Pronouncements

     In November 2004, Financial Accounting Standards Board ("FASB") issued SFAS 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4", which is effective for fiscal years beginning after June 15, 2005. This Statement requires that idle capacity expense, freight, handling costs, and wasted materials (spoilage), regardless of whether these costs are considered abnormal, be treated as current period charges. In addition, this statement requires that allocation of fixed overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have a material impact on our financial statements for the three and six months ended June 30, 2006.

     In March 2006, the Emerging Issues Task Force ("EITF") reached a tentative conclusion in EITF Issue No. 06-3, "How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation)", that the presentation of taxes on either a gross or net basis within the scope of this EITF Issue is an accounting policy decision requiring disclosure pursuant to APB Opinion No. 22, "Disclosure of Accounting Policies". If a reporting entity reports revenue on a gross basis, then the amount of taxes included must be disclosed. This EITF Issue applies to financial reports for interim and annual reporting periods beginning after December 15, 2006. We currently report consolidated revenues and cost of products sold on a net basis and, as such, no further disclosures are necessary in our financial statements.

     In March 2006, FASB issued a proposal that would require employers to recognize the overfunded or underfunded positions of defined benefit post-retirement plans, including pension plans ("plans"), in their balance sheets. The proposal also would require that employers measure plan assets and obligations as of the date of their financial statements. The proposed statement would be effective for fiscal years ending after December 15, 2006. We have not yet completed our evaluation of the impact this proposed statement would have on our financial statements.

     FASB issued proposed FASB Staff Position ("FSP") No. AUG AIR-a, "Accounting for Planned Major Maintenance Activities", that disallowed the accrue-in-advance method for planned major maintenance activities. Our scheduled turnaround activities are considered as planned major maintenance activities. Since we do not use the accrue-in-advance method of accounting for our turnaround activities, this proposed FSP has no impact on our financial statements.

     In June 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of SFAS 109" ("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of FIN 48 on our financial statements.

NOTE 2 - INVENTORIES:

     Our inventories consist of the following:

                                            June 30,     December 31,
                                              2006            2005
                                            ---------     ------------
                                                    (In thousands)
First-in, first-out ("FIFO") method:
  Crude oil............................     $ 71,078        $ 77,188
  Refined products.....................      146,591          97,150
  Refinery and shop supplies...........       14,517          13,790
  Merchandise..........................        9,771           7,259
Retail method:
  Merchandise..........................        7,250           8,982
                                            --------        --------
    Subtotal...........................      249,207         204,369
Adjustment for last-in,
  first-out ("LIFO") method............     (115,016)        (80,264)
                                            --------        --------
    Total..............................     $134,191        $124,105
                                            ========        ========

     The portion of inventories valued on a LIFO basis totaled
$80,169,969 and $76,299,000 at June 30, 2006 and December 31, 2005,
respectively. The information in the following paragraph will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at June 30, 2006 and 2005, net earnings and diluted earnings per share would have been higher as follows:

                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                   ------------------    ------------------
                                     2006       2005       2006       2005
                                   -------    -------    -------    -------
                                     (In thousands, except per share data)
Net earnings...................    $11,346     $4,533    $21,782    $12,186
Diluted earnings per share.....    $  0.77     $ 0.33    $  1.48    $  0.93

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

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS:

     At June 30, 2006 and December 31, 2005, we had goodwill of
$50,633,000 and $50,607,000, respectively.

     The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

                                           Refining Group    Retail Group  Wholesale Group   Total
                                         ------------------  ------------  ---------------  -------
                                                      Four
                                         Yorktown   Corners
                                         --------   -------
                                                              (In thousands)
Balance as of January 1, 2006..........  $ 21,028   $   125    $ 4,414         $ 25,040     $ 50,607
Goodwill written off related to the
  sale of retail unit..................         -         -        (19)               -          (19)
Goodwill associated with
  purchase of lubricating business*....         -         -          -              500          500
Goodwill reduction associated
  with Dial Oil purchase**.............         -         -          -             (455)        (455)
                                         --------   -------    -------         --------     --------
Balance as of June 30, 2006............  $ 21,028   $   125    $ 4,395         $ 25,085     $ 50,633
                                         ========   =======    =======         ========     ========

 * See Note 11, "Acquisitions", for additional information regarding the lubricating business purchase.

** Reduction to goodwill for Dial Oil Co. ("Dial Oil") was recorded at the conclusion of the allocation period provided for by SFAS 141, "Business Combinations".

     A summary of the intangible assets that are included in "Other Assets" in the Condensed Consolidated Balance Sheets at June 30, 2006 and December 31, 2005 is presented below:

                                                   June 30, 2006                      December 31, 2005
                                       ------------------------------------   ------------------------------------
                                         Gross                        Net       Gross                        Net
                                       Carrying     Accumulated    Carrying   Carrying     Accumulated    Carrying
                                         Value      Amortization     Value      Value      Amortization     Value
                                       --------     ------------   --------   --------     ------------   --------
                                                                      (In thousands)
Amortized intangible assets:
  Rights-of-way.....................    $ 3,849       $ 2,953      $   896     $ 3,729       $ 2,870      $   859
  Contracts.........................      1,376         1,287           89       1,376         1,227          149
  Licenses and permits..............      1,096           568          528       1,096           503          593
                                        -------       -------      -------     -------       -------      -------
                                          6,321         4,808        1,513       6,201         4,600        1,601
                                        -------       -------      -------     -------       -------      -------
Unamortized intangible assets:
  Liquor licenses...................      8,543             -        8,543       8,335             -        8,335
                                        -------       -------      -------     -------       -------      -------
Total intangible assets.............    $14,864       $ 4,808      $10,056     $14,536       $ 4,600      $ 9,936
                                        =======       =======      =======     =======       =======      =======

     Intangible asset amortization expense for the three and six months ended June 30, 2006 was approximately $105,000 and $208,000, respectively. Intangible asset amortization expense for the three and six months ended June 30, 2005 was approximately $100,000 and $200,000, respectively. Estimated amortization expense for the rest of this fiscal year and the next five fiscal years is as follows:

             2006 Remainder....................     $ 204,000
             2007..............................       263,000
             2008..............................       221,000
             2009..............................       219,000
             2010..............................        94,000
             2011..............................        45,000

NOTE 4 - DISCONTINUED OPERATIONS AND ASSET DISPOSALS:

     The following table contains information regarding our discontinued operations, all of which are included in our retail group.

                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                   ------------------    ------------------
                                     2006       2005       2006       2005
                                   -------    -------    -------    -------
                                                 (In thousands)
Net revenues.....................  $     -    $     -    $     -    $     -
                                   -------    -------    -------    -------
Net operating income.............  $     -    $    13    $     -    $     2
Gain on disposal.................        -         22          -         22
                                   -------    -------    -------    -------
Earnings before income taxes.....  $     -    $    35    $     -    $    24
                                   -------    -------    -------    -------
Net earnings.....................  $     -         22    $     -    $    15
                                   -------    -------    -------    -------

NOTE 5 - ASSET RETIREMENT OBLIGATIONS:

     SFAS No. 143, "Accounting for Asset Retirement Obligations", addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation ("ARO") be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost ("ARC") is capitalized as part of the carrying amount of the long-lived asset. Our legally restricted assets that are set aside for purposes of settling ARO liabilities are approximately $365,000 as of June 30, 2006. These assets are set aside to fund costs associated with the closure of certain solid waste management facilities.

     In March 2005, the FASB issued Interpretation 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). This interpretation clarifies the term conditional ARO as used in SFAS No. 143. Conditional ARO refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional ARO if the fair value of the liability can be reasonably estimated. Clarity is also provided regarding when an entity would have sufficient information to reasonably estimate the fair value of an ARO. We applied FIN 47 as of December 31, 2005.

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

     The following table reconciles the beginning and ending aggregate carrying amount of our ARO's for the six months ended June 30, 2006 and the year ended December 31, 2005.

                                            June 30,   December 31,
                                             2006          2005
                                           ---------   ------------
                                                (In thousands)
Liability beginning of year...........      $2,625        $2,272
Liabilities incurred..................           3           322
Liabilities settled...................         (22)         (150)
Accretion expense.....................           8           181
                                            ------        ------
Liability end of period...............      $2,614        $2,625
                                            ======        ======

     Our ARO's are recorded in "Other Liabilities" on our Condensed Consolidated Balance Sheets.

NOTE 6 - LONG-TERM DEBT:

     Our long-term debt consists of the following:

                                                         June 30,   December 31,
                                                          2006          2005
                                                        ---------   ------------
                                                             (In thousands)
11% senior subordinated notes, due 2012, net of
  unamortized discount of $2,722 and $2,882,
  interest payable semi-annually.....................   $127,279      $127,119
8% senior subordinated notes, due 2014, net of
  unamortized discount of $2,160 and $2,255,
  interest payable semi-annually.....................    147,840       147,745
                                                        --------      --------
  Total                                                 $275,119      $274,864
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

     In addition, subject to certain conditions, we are obligated to offer to repurchase a portion of the notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, we would be required to offer to repurchase all of the notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. At June 30, 2006, retained earnings available for dividends under the most restrictive terms of the indentures were approximately $96,896,000.

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

     The interest rate applicable to the Credit Facility is based on various short-term indices. At June 30, 2006, this rate was approximately 6.8% per annum. We are required to pay a quarterly commitment fee of .25% per annum of the unused amount of the facility.

     At June 30, 2006, there were no direct borrowings outstanding under the Credit Facility. At June 30, 2006, there were, however, $41,092,000 of irrevocable letters of credit outstanding, primarily to crude oil suppliers, insurance companies, and regulatory agencies. At December 31, 2005, there were no direct borrowings and $66,771,000 of irrevocable letters of credit outstanding primarily to crude oil suppliers, insurance companies, and regulatory agencies.

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

NOTE 7 - PENSION AND POST-RETIREMENT BENEFITS:

     The components of the net periodic benefit cost are as follows:

                                                        Yorktown
                                                    Cash Balance Plan
                                      --------------------------------------------
                                       Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                      --------------------    --------------------
                                        2006        2005        2006        2005
                                      --------    --------    --------    --------
Service cost........................  $376,103    $339,131    $752,206    $678,262
Interest cost.......................   173,109     167,780     346,218     335,560
Expected return on plan assets......  (114,020)    (69,345)   (228,040)   (138,690)
Amortization of prior service cost..        73     (26,618)        146     (53,236)
Amortization of net loss............         -      14,992           -      29,984
                                      --------    --------    --------    --------
Net periodic benefit cost...........  $435,265    $425,940    $870,530    $851,880
                                      ========    ========    ========    ========

                                                        Yorktown
                                                  Retiree Medical Plan
                                      --------------------------------------------
                                       Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                      --------------------    --------------------
                                        2006        2005        2006        2005
                                      --------    --------    --------    --------
Service cost........................  $ 78,639    $ 54,924    $157,278    $109,848
Interest cost.......................    74,914      55,166     149,828     110,332
Amortization of net loss............    24,887       4,001      49,774       8,002
                                      --------    --------    --------    --------
Net periodic benefit cost...........  $178,440    $114,091    $356,880    $228,182
                                      ========    ========    ========    ========

NOTE 8 - EARNINGS PER SHARE:

     The following table sets forth the computation of basic and diluted
(loss)/earnings per share:

                                                     Three Months Ended      Six Months Ended
                                                           June 30,              June 30,
                                                    ---------------------  ---------------------
                                                       2006        2005       2006       2005
                                                    ----------  ---------  ----------  ---------
Numerator                                                           (In thousands)

Earnings from continuing operations..............   $   49,238  $  20,538  $   36,889  $  30,596
Earnings from discontinued operations............            -         22           -         15
                                                    ----------  ---------  ----------  ---------
Net earnings.....................................   $   49,238  $  20,560  $   36,889  $  30,611
                                                    ==========  =========  ==========  =========

                                                     Three Months Ended        Six Months Ended
                                                           June 30,                 June 30,
                                                    ---------------------   ----------------------
                                                       2006        2005        2006        2005
                                                    ----------  ---------   ----------  ----------
Denominator

Basic - weighted average shares outstanding......   14,601,212  13,405,673  14,591,772  12,896,435
Effect of dilutive stock options.................       72,995     179,620      73,003     188,686
Effect of dilutive restricted stock grants.......        9,794           -       9,052           -
                                                    ----------  ----------  ----------  ----------
Diluted - weighted average shares outstanding....   14,684,001  13,585,293  14,673,827  13,085,121
                                                    ==========  ==========  ==========  ==========

                                                     Three Months Ended      Six Months Ended
                                                           June 30,              June 30,
                                                    ---------------------  ---------------------
                                                       2006        2005       2006       2005
                                                    ----------  ---------  ----------  ---------
Basic earnings per share
Earnings from continuing operations..............   $     3.37  $    1.53  $     2.53  $    2.37
Earnings from discontinued operations............            -          -           -          -
                                                    ----------  ---------  ----------  ---------
Net earnings.....................................   $     3.37  $    1.53  $     2.53  $    2.37
                                                    ==========  =========  ==========  =========

                                                     Three Months Ended      Six Months Ended
                                                           June 30,              June 30,
                                                    ---------------------  ---------------------
                                                       2006        2005       2006       2005
                                                    ----------  ---------  ----------  ---------
Diluted earnings per share
Earnings from continuing operations..............   $     3.35  $    1.51  $     2.51  $    2.34
Earnings from discontinued operations............            -          -           -          -
                                                    ----------  ---------  ----------  ---------
Net (loss)/earnings..............................   $     3.35  $    1.51  $     2.51  $    2.34
                                                    ==========  =========  ==========  =========

     In March 2006, we contributed 25,115 newly issued shares of our common stock, valued at $1,465,000, to our 401(k) plan as a discretionary contribution for the year 2005. In March 2005, we issued 1,000,000 shares of common stock in an underwritten public offering. In April 2005, we contributed 34,196 newly issued shares of our common stock, valued at $972,000, to our 401(k) plan as a discretionary contribution for the year 2004.

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

RETAIL GROUP

     Our retail group operates service stations, which include convenience stores or kiosks. Our service stations sell various grades of gasoline, diesel fuel, general merchandise, including tobacco and alcoholic and nonalcoholic beverages, and food products to the general public. Our refining group or our wholesale group supplies the gasoline and diesel fuel that our retail group sells. We purchase general merchandise and food products from various suppliers. At June 30, 2006, our retail group operated 134 service stations with convenience stores or kiosks. The 134 service stations include 12 service stations acquired in the Dial Oil acquisition that were transferred in the second quarter from the wholesale group to the retail group for reporting purposes.

WHOLESALE GROUP

     Our wholesale group consists of Phoenix Fuel and Dial Oil (which was acquired on July 12, 2005). Our wholesale group primarily distributes commercial wholesale petroleum products. Our wholesale group includes several lubricant and bulk petroleum distribution plants, unmanned fleet fueling operations, a bulk lubricant terminal facility, and a fleet of finished product and lubricant delivery trucks. In the second quarter, 12 service stations acquired in the Dial Oil transaction were transferred for reporting purposes to our Retail Group. We purchase petroleum fuels and lubricants from suppliers and to a lesser extent from our refining group.

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

     The total assets of each segment consist primarily of net property, plant and equipment, inventories, accounts receivable, and other assets directly associated with the segment's operations. Included in the total assets of the corporate staff operations are a majority of our cash and cash equivalents, and various accounts receivable, net property, plant and equipment, and other long-term assets.

     Disclosures regarding our reportable segments with a reconciliation to consolidated totals for the three and six months ended June 30, 2006 and 2005, are presented below. The tables pertaining to the three and six months ended June 30, 2005 do not include the results of Dial Oil.

                                                   As of and for the Three Months Ended June 30, 2006
                                            -------------------------------------------------------------------
                                            Refining     Retail   Wholesale           Reconciling
                                             Group       Group**    Group     Other      Items     Consolidated
                                            -------------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $  182,295
    Yorktown operations..................      459,205
                                            ----------
      Total..............................   $  641,500  $124,149  $312,295  $      -  $       -   $1,077,944
  Merchandise and lubricants.............            -    40,972    17,947         -          -       58,919
  Other..................................        2,880     4,586       887        63          -        8,416
                                            ----------  --------  --------  --------  ---------   ----------
      Total..............................      644,380   169,707   331,129        63          -    1,145,279
                                            ----------  --------  --------  --------  ---------   ----------
Inter-segment net revenues:
  Finished products......................      121,507         -    32,773         -   (154,280)           -
  Merchandise and lubricants.............            -         -         8         -         (8)           -
  Other..................................        5,936         -       385         -     (6,321)           -
                                            ----------  --------  --------  --------  ---------   ----------
      Total..............................      127,443         -    33,166         -   (160,609)           -
                                            ----------  --------  --------  --------  ---------   ----------
Total net revenues from
  continuing operations..................   $  771,823  $169,707  $364,295  $     63  $(160,609)  $1,145,279
                                            ==========  ========  ========  ========  =========   ==========
Operating income/(loss):
  Four Corners operations................   $   35,375
  Yorktown operations....................       14,589
                                            ----------
      Total operating (loss)/income
        before corporate allocation......   $   49,964  $  3,978  $  3,527  $ (8,392) $  33,051   $   82,128
Corporate allocation.....................       (4,017)   (2,649)   (1,022)    7,688          -            -
                                            ----------  --------  --------  --------  ---------   ----------
  Operating (loss)/income from
    continuing operations................   $   45,947  $  1,329  $  2,505  $   (704) $  33,051       82,128
                                            ==========  ========  ========  ========  =========
Interest expense.........................                                                             (4,178)
Amortization of financing costs..........                                                               (399)
Investment and other income..............                                                              1,079
                                                                                                  ----------
Earnings from continuing operations
  before income taxes....................                                                         $   78,630
                                                                                                  ==========
Depreciation and amortization:
  Four Corners operations................   $    3,967
  Yorktown operations....................        3,906
                                            ----------
      Total from continuing operations...   $    7,873  $  2,051  $    789  $    256  $      -    $   10,969
                                            ==========  ========  ========  ========  ========    ==========
Total assets.............................   $  706,596  $120,262  $157,450  $100,132  $      -    $1,084,440
Capital expenditures.....................   $   66,487  $    997  $  1,039  $    398  $      -    $   68,921

**Includes 12 convenience stores acquired in the Dial Oil acquisition.

                                                   As of and for the Three Months Ended June 30, 2005
                                            ----------------------------------------------------------------
                                            Refining   Retail   Wholesale          Reconciling
                                              Group    Group      Group     Other     Items     Consolidated
                                            ----------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $149,277
    Yorktown operations..................    394,717
                                            --------
      Total..............................   $543,994  $ 78,318  $187,062  $      -   $      -     $ 809,374
  Merchandise and lubricants.............          -    36,325     9,627         -          -        45,952
  Other..................................      3,086     4,230       502       213          -         8,031
                                            --------  --------  --------  --------   --------     ---------
      Total..............................    547,080   118,873   197,191       213          -       863,357
                                            --------  --------  --------  --------   --------     ---------
Intersegment net revenues:
  Finished products......................     60,937         -    18,532         -    (79,469)            -
  Other..................................      5,104         -         -         -     (5,104)            -
                                            --------  --------  --------  --------   --------     ---------
      Total..............................     66,041         -    18,532         -    (84,573)            -
                                            --------  --------  --------  --------   --------     ---------
Total net revenues from
  From continuing operations.............   $613,121  $118,873  $215,723  $    213   $(84,573)    $ 863,357
                                            ========  ========  ========  ========   ========     =========
Operating income (loss):
  Four Corners operations................   $ 19,724
  Yorktown operations....................     27,312
                                            --------
      Total operating income (loss)
        before corporate allocation......   $ 47,036  $  3,114  $  2,815  $ (8,557)  $    425     $  44,833
Corporate allocation.....................     (4,372)   (2,535)     (790)    7,697          -             -
                                            --------  --------  --------  --------   --------     ---------
Total operating income (loss) after
  corporate allocation...................     42,664       579     2,025      (860)       425        44,833
Discontinued operations (gain) loss......          -       (13)        -         -        (22)          (35)
                                            --------  --------  --------  --------   --------     ---------
  Operating income (loss) from
    continuing operations................   $ 42,664  $    566  $  2,025  $   (860)  $    403        44,798
                                            ========  ========  ========  ========   ========
Interest expense.........................                                                            (6,382)
Costs associated with early
  debt extinguishment....................                                                            (2,099)
Amortization of financing costs..........                                                            (1,496)
Interest and investment income...........                                                               368
                                                                                                  ---------
Earnings from continuing operations
  before income taxes....................                                                         $  35,189
                                                                                                  =========
Depreciation and amortization:
  Four Corners operations................   $  4,101
  Yorktown operations....................      2,638
                                            --------
      Total from continuing operations...   $  6,739  $  2,190  $    370  $    193   $      -     $   9,492
                                            ========  ========  ========  ========   ========     =========
Total assets.............................   $531,578  $106,279  $ 90,941  $ 74,009   $      -     $ 802,807
Capital expenditures.....................   $ 12,720  $  1,230  $    576  $    345   $      -     $  14,871

                                   24

                                                         As of and for the Six Months Ended June 30, 2006
                                            -------------------------------------------------------------------
                                            Refining     Retail   Wholesale           Reconciling
                                             Group       Group**    Group     Other      Items     Consolidated
                                            -------------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $  314,957
    Yorktown operations..................      784,749
                                            ----------
      Total..............................   $1,099,706  $218,297  $550,781  $      -  $       -   $1,868,784
  Merchandise and lubricants.............            -    76,503    37,585         -          -      114,088
  Other..................................       13,811     9,686     1,802       133          -       25,432
                                            ----------  --------  --------  --------  ---------   ----------
      Total..............................    1,113,517   304,486   590,168       133          -    2,008,304
                                            ----------  --------  --------  --------  ---------   ----------
Inter-segment net revenues:
  Finished products......................      213,582         -    56,412         -   (269,994)           -
  Merchandise and lubricants.............            -         -        18         -        (18)           -
  Other..................................       11,109         -       771         -    (11,880)           -
                                            ----------  --------  --------  --------  ---------   ----------
      Total..............................      224,691         -    57,201         -   (281,892)           -
                                            ----------  --------  --------  --------  ---------   ----------
Total net revenues from
  continuing operations..................   $1,338,208  $304,486  $647,369  $    133  $(281,892)  $2,008,304
                                            ==========  ========  ========  ========  =========   ==========
Operating income/(loss):
  Four Corners operations................   $   46,609
  Yorktown operations....................      (16,216)
                                            ----------
      Total operating (loss)/income
        before corporate allocation......   $   30,393  $  5,689  $  7,702  $(14,495) $  36,544   $   65,833
Corporate allocation.....................       (6,466)   (4,680)   (1,905)   13,051          -            -
                                            ----------  --------  --------  --------  ---------   ----------
  Operating (loss)/income from
    continuing operations................   $   23,927  $  1,009  $  5,797  $ (1,444) $  36,544       65,833
                                            ==========  ========  ========  ========  =========
Interest expense.........................                                                             (8,860)
Amortization of financing costs..........                                                               (798)
Investment and other income..............                                                              2,681
                                                                                                  ----------
Loss from continuing operations
  before income taxes....................                                                         $   58,856
                                                                                                  ==========
Depreciation and amortization:
  Four Corners operations................   $    7,958
  Yorktown operations....................        6,416
                                            ----------
      Total from continuing operations...   $   14,374  $  4,126  $  1,551  $    485  $      -    $   20,536
                                            ==========  ========  ========  ========  ========    ==========
Total assets.............................   $  706,596  $120,262  $157,450  $100,132  $      -    $1,084,440
Capital expenditures.....................   $  124,061  $  1,811  $  2,243  $    505  $      -    $  128,620

**Includes 12 convenience stores acquired in the Dial Oil acquisition.

                                                      As of and for the Six Months Ended June 30, 2005
                                            ----------------------------------------------------------------
                                            Refining   Retail   Wholesale          Reconciling
                                              Group    Group      Group     Other     Items     Consolidated
                                            ----------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $  270,151
    Yorktown operations..................      709,424
                                            ----------
      Total..............................   $  979,575  $140,128  $353,804  $      -   $       -    $1,473,507
  Merchandise and lubricants.............            -    67,612    18,649         -           -        86,261
  Other..................................        5,855     8,059     1,089       313           -        15,316
                                            ----------  --------  --------  --------   ---------    ----------
      Total..............................      985,430   215,799   373,542       313           -     1,575,084
                                            ----------  --------  --------  --------   ---------    ----------
Intersegment net revenues:
  Finished products......................      111,252         -    33,845         -    (145,097)            -
  Other..................................        9,465         -         -         -      (9,465)            -
                                            ----------  --------  --------  --------   ---------    ----------
      Total..............................      120,717         -    33,845         -    (154,562)            -
                                            ----------  --------  --------  --------   ---------    ----------
Total net revenues from
  continuing operations..................   $1,106,147  $215,799  $407,387  $    313   $(154,562)   $1,575,084
                                            ==========  ========  ========  ========   =========    ==========
Operating income (loss):
  Four Corners operations................   $   26,010
  Yorktown operations....................       44,962
                                            ----------
      Total operating income (loss)
        before corporate allocation......   $   70,972  $  1,435  $  6,515  $(13,601)   $  3,929    $   69,250
Corporate allocation.....................       (7,110)   (4,099)   (1,322)   12,531           -             -
                                            ----------  --------  --------  --------   ---------    ----------
Total operating income (loss) after
  corporate allocation...................       63,862    (2,664)    5,193    (1,070)      3,929        69,250
Discontinued operations loss.............            -        (2)        -         -         (22)          (24)
                                            ----------  --------  --------  --------   ---------    ----------
  Operating income (loss) from
    continuing operations................   $   63,862  $ (2,666) $  5,193  $ (1,070)  $   3,907        69,226
                                            ==========  ========  ========  ========   =========
Interest expense.........................                                                              (13,376)
Costs associated with early
  debt extinguishment....................                                                               (2,099)
Amortization of financing costs..........                                                               (2,000)
Interest and investment income...........                                                                  489
                                                                                                    ----------
Earnings from continuing operations
  before income taxes....................                                                           $   52,240
                                                                                                    ==========
Depreciation and amortization:
  Four Corners operations................   $    8,171
  Yorktown operations....................        5,296
                                            ----------
      Total from continuing operations...   $   13,467  $  5,737  $    886  $    373   $       -    $   20,463
                                            ==========  ========  ========  ========   =========    ==========
Total assets.............................   $  531,578  $106,279  $ 90,941  $ 74,009   $       -    $  802,807
Capital expenditures.....................   $   23,725  $  2,010  $  1,035  $    927   $       -    $   27,697

                                   26

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

     We have pending against us various legal actions, claims, assessments and other contingencies arising in the normal course of our business, including those matters described below. Some of these matters involve or may involve significant claims for compensatory, punitive, or other damages. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved, or settled adversely. As explained more fully below, we have recorded accruals for losses related to those matters that we consider to be probable and that can be reasonably estimated. We currently believe that any amounts exceeding our recorded accruals should not materially affect our financial condition or liquidity. It is possible, however, that the ultimate resolution of these matters could result in a material adverse effect on our results of operations.

     Federal, state and local laws relating to the environment, health and safety affect nearly all of our operations. As is the case with all companies engaged in similar industries, we face significant exposure from actual or potential claims and lawsuits involving environmental, health and safety matters. These matters include soil and water contamination, air pollution, and personal injuries or property damage allegedly caused by substances made, handled, used, released, or disposed of by us or by our predecessors.

     Future expenditures related to environmental, health, and safety matters cannot be reasonably quantified in many circumstances for various reasons. These reasons include the uncertain nature of remediation and cleanup cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, defenses that may be available to us, and changing environmental, health, and safety laws, including changing interpretations of these laws.

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

     Under circumstances in which environmental expenditures, or losses associated with litigation, are anticipated and related to past events, we accrue for the liability if cleanup expenditures, administrative penalties, adverse judgments, or other liabilities are probable and the costs can be reasonably estimated.

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

     As of June 30, 2006 and December 31, 2005, we had environmental liability accruals of approximately $4,549,000 and $4,941,000, respectively, which are summarized below, and litigation accruals in the aggregate of approximately $329,000 and $990,000, respectively. Environmental accruals are recorded in the current and long-term sections of our Condensed Consolidated Balance Sheets. Litigation accruals are recorded in the current section of our Consolidated Balance Sheets.

                           SUMMARY OF ACCRUED ENVIRONMENTAL CONTINGENCIES
                                          (In thousands)

                                           December 31,   Increase                June 30,
                                               2005      (Decrease)   Payments      2006
                                           ------------  ----------   --------    --------
Yorktown Refinery........................... $ 3,540       $    -       $ (293)    $ 3,247
Bloomfield Refinery.........................     229            -            -         229
Farmington Refinery.........................     570            -            -         570
Bloomfield Tank Farm (Old Terminal).........      42            -           (8)         34
Bloomfield - River Terrace..................      46            6          (22)         30
Other Projects..............................     514            3          (78)        439
                                             -------       ------       ------     -------
   Totals..................................  $ 4,941       $    9       $ (401)    $ 4,549
                                             =======       ======       ======     =======

     Approximately $4,110,000 of our environmental accrual is for the following projects discussed below:

     - $3,247,000 and $229,000, respectively, for environmental obligations assumed in connection with our acquisitions of the Yorktown refinery and the Bloomfield refinery;

     - $570,000 for the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of our inactive Farmington refinery;

     - $34,000 for remediation of hydrocarbon contamination on and adjacent to the 5.5 acres that we own in Bloomfield, New Mexico; and

     - $30,000 for remediation of the river terrace area of the Bloomfield refinery.

     The remaining $439,000 of the accrual relates to:

     - closure of certain solid waste management units at the Ciniza refinery;

     - closure of the Ciniza refinery land treatment facility including post-closure expenses; and

     - miscellaneous remediation projects.

YORKTOWN ENVIRONMENTAL LIABILITIES

     We assumed certain liabilities and obligations in connection with our purchase of the Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc. (collectively "BP"). BP, however, agreed to reimburse us for all losses that are caused by or relate to property damage caused by, or any environmental remediation required due to, a violation of environmental, health, and safety laws during BP's operation of the refinery, subject to certain limitations. For a further discussion of this matter, refer to Note 17, "Commitments and Contingencies", in our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

     Certain environmental matters relating to the Yorktown refinery are discussed below.

YORKTOWN 1991 ORDER

     In connection with the Yorktown acquisition, we assumed BP's obligations under an administrative order issued in 1991 by the Environmental Protection Agency ("EPA") under the Resource Conservation and Recovery Act("RCRA"). The order requires an investigation of certain areas of the refinery and the development of measures to correct any releases of contaminants or hazardous substances found in these areas. A RCRA Facility Investigation was conducted and approved conditionally by EPA in 2002. Following the investigation, a Risk Assessment/Corrective Measures Study ("RA/CMS") was finalized in 2003, which summarized the remediation measures agreed upon by us, EPA, and the Virginia Department of Environmental Quality ("VDEQ"). The RA/CMS proposes investigation, sampling, monitoring, and cleanup measures, including the construction of an on-site corrective action management unit that would be used to consolidate hazardous solid materials associated with these measures. These proposed actions relate to soil, sludge, and remediation wastes relating to solid waste management units. Groundwater in the aquifers underlying the refinery, and surface water and sediment in a small pond and tidal salt marsh on the refinery property, also are addressed in the RA/CMS.

     Based on the RA/CMS, EPA issued a proposed cleanup plan for public comment in December 2003 setting forth preferred corrective measures for remediating soil, groundwater, sediment, and surface water contamination at the refinery. Following the public comment period, EPA issued its final remedy decision and response to comments in April 2004. In August 2006, we agreed to the terms of an administrative consent order pursuant to which we will implement our cleanup plan.

     Our most current estimate of expenses associated with the order is between $25,000,000 ($17,500,000 of which we believe is subject to reimbursement by BP) and $27,000,000 ($19,500,000 of which we believe is subject to reimbursement by BP). We anticipate that these expenses will be incurred over a period of approximately 35 years from the date of the order (expected to be August 2006). We believe that between approximately $9,500,000 and $10,500,000 of this amount will be incurred over an initial four-year period, and additional expenditures of approximately $7,500,000 will be incurred over the following four-year period, with the remainder thereafter. We currently have $3,247,000 recorded as an environmental liability for this project, which reflects our belief that BP is responsible for reimbursing us for expenditures on this project that exceed this amount and also reflects expenditures previously incurred in connection with this matter.

     As part of the cleanup plan, the facility's underground sewer system will be cleaned, inspected, and repaired as needed. A portion of this sewer work is scheduled to begin during the construction of the corrective action management unit and related remediation work, and is included in our associated cost estimate. We anticipate that construction of the corrective action management unit and related remediation work will be completed approximately five to seven years from the date of the order, which we expect will be issued in August 2006. We have preliminarily estimated that the balance of the sewer work will cost between approximately $1,500,000 and $3,500,000 over a period of three to five years, beginning around the time the construction of the corrective action management unit and related remediation work is nearing completion. We do not know whether any cleanup will be required in connection with this capital project and, accordingly, have not recorded a liability for this matter.

BLOOMFIELD REFINERY ENVIRONMENTAL OBLIGATIONS

     In connection with the acquisition of the Bloomfield refinery, we assumed certain environmental obligations including the seller's obligations under an administrative order issued by EPA in 1992 pursuant to RCRA. We believe some of the requirements of the draft NMED order discussed below under the caption "Bloomfield Refinery - NMED Draft Order" may duplicate some of the requirements of the 1992 order. We anticipate that discussions will be held with EPA and NMED concerning their respective requirements for investigation and remediation of the Bloomfield refinery. As of June 30, 2006, we had $229,000 recorded as an environmental liability for this project. For a further discussion of this matter, refer to Note 17, "Commitments and Contingencies", in our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

FARMINGTON REFINERY MATTERS

     In 1973, we constructed the Farmington refinery, which we operated until 1982. In 1985, we became aware of soil and shallow groundwater contamination at this property. Our environmental consulting firms identified several areas of contamination in the soils and shallow groundwater underlying the Farmington property. One of our consultants indicated that contamination attributable to past operations at the Farmington property has migrated off the refinery property, including a hydrocarbon plume that appears to extend no more than 1,800 feet south of the refinery property. Our remediation activities are ongoing under the supervision of the New Mexico Oil Conservation Division ("OCD"), although OCD has not issued a clean-up order. As of June 30, 2006, we had $570,000 recorded as an environmental liability for this project.

BLOOMFIELD TANK FARM (OLD TERMINAL)

     We have discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank that was located in Bloomfield, New Mexico. We believe that all or a portion of the tank and the 5.5 acres we own on which the tank was located may have been a part of a refinery owned by various other parties, that, to our knowledge, ceased operations in the early 1960s. We received approval to conduct a pilot bioventing project to address remaining contamination at the site, which was completed in 2001. Based on the results of the pilot project, we submitted a remediation plan to OCD proposing the use of bioventing to address the remaining contamination. This remediation plan was approved by OCD in 2002. We anticipate that we will incur approximately $20,000 in expenses from 2006 through early 2008 to continue remediation until natural attenuation has completed the process of groundwater remediation. As of June 30, 2006, we had $34,000 recorded as an environmental liability for this project.

BLOOMFIELD REFINERY - WEST OUTFALL AND RIVER TERRACE

     In August 2004, hydrocarbon discharges were discovered seeping into two small gullies, or draws, in an area of the Bloomfield refinery site known as the west outfall. We took immediate containment and other corrective actions, including removal of contaminated soils, construction of lined collection sumps, and further investigation and monitoring. To further remediate these discharges and prevent additional migration of contamination, we constructed an underground barrier with a pollutant extraction and collection system, which was completed in the second quarter of 2005.

     With the approval of OCD, we installed sheet piling in an area of the Bloomfield refinery site known as the river terrace in 1999 to block migration of groundwater contaminants. Monitoring wells also were installed, with annual sampling results submitted to OCD. In connection with the construction of the underground barrier at the west outfall, OCD required more investigation of elevated hydrocarbon levels in the river terrace area. As a result of this investigation, in August 2005, OCD approved a bioventing plan to reduce hydrocarbon levels in this area. Bioventing involves pumping air into the soil to stimulate bacterial activity, which in turn consumes hydrocarbons. Construction of the bioventing system was completed in January 2006. As of June 30, 2006, we had $30,000 recorded as an environmental liability for this project.

YORKTOWN CONSENT DECREE

     In connection with the acquisition of the Yorktown refinery, we assumed BP's responsibilities related to a consent decree among various parties covering many locations (the "Consent Decree"). We have expended approximately $18,000,000 in connection with this matter through the second quarter of 2006. Since our expenditures for this matter do not involve soil removal or similar cleanup activities, we have not recorded an environmental liability for this project and will capitalize or expense expenditures when incurred. For a further discussion of this matter, refer to Note 17, "Commitments and Contingencies", in our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

BLOOMFIELD REFINERY - NMED DRAFT ORDER

     On June 21, 2006, we received a draft administrative compliance order from the New Mexico Environment Department ("NMED") alleging that releases of contaminants and hazardous substances that have occurred at the Bloomfield refinery over the course of its operation have resulted in soil and groundwater contamination. Among other things, the draft order requires that we:

     - investigate and determine the nature and extent of such releases of contaminants and hazardous substances;

     - perform interim remediation measures, or continue interim measures already begun, to mitigate any potential threats to human health or the environment from such releases;

     - identify and evaluate alternatives for corrective measures to clean up any contaminants and hazardous substances released at the refinery and prevent or mitigate their migration at or from the site;

     - implement any corrective measures that may be approved by NMED; and

     - develop and implement work plans and corrective measures over a period of approximately four years.

     The draft order recognizes that prior work we have satisfactorily completed may fulfill some of the foregoing requirements. In that regard, we have already put in place some remediation measures with the approval of NMED or OCD. See, for example, the discussion above under the heading "Bloomfield Refinery - West Outfall and River Terrace."

     The draft order is open for public comments for 60 days. We plan to submit comments during the public comment period. Following the public comment period, NMED will issue a response to all written comments and a final order. We currently do not know the nature and extent of any cleanup actions that may be required under the final order and, accordingly, have not recorded a liability for this matter.

BLOOMFIELD REFINERY - OCD COMPLIANCE ORDER

     On September 19, 2005, we received an Administrative Compliance Order from OCD alleging that: (1) we had failed to notify OCD of the west outfall discharges at our Bloomfield refinery; (2) we had allowed contaminants to enter the San Juan River from the refinery's river terrace area; and (3) we had failed to comply with certain conditions of the refinery's groundwater discharge plan. In March 2006, we reached a settlement with OCD in the form of a consent order and paid a civil penalty of $30,000. The settlement requires that we apply for a discharge plan modification. The discharge plan modification must include a comprehensive action plan for the investigation and remediation of contaminated soil and groundwater at the refinery. Until this plan is completed and a remediation plan is approved by the two agencies with regulatory oversight, OCD and NMED, we cannot reasonably estimate the cost of any associated remediation activities. We believe the requirements of this settlement may duplicate some of the requirements of the draft NMED order discussed above under the caption "Bloomfield Refinery - NMED Draft Order". We anticipate further discussions with OCD and NMED concerning their respective requirements for investigation and remediation at the Bloomfield refinery.

FOUR CORNERS REFINERIES - SETTLEMENT AGREEMENTS

     In July 2005, we reached an administrative settlement with NMED and EPA in the form of consent agreements that resolved certain alleged violations of air quality regulations at our Ciniza and Bloomfield refineries.

     Our settlement does not require us to undertake soil removal or similar cleanup activities and, accordingly, we have not recorded an environmental liability for this matter and will capitalize or expense expenditures when incurred. For a further discussion of this matter, refer to Note 17, "Commitments and Contingencies", in our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

BLOOMFIELD REFINERY - EPA COMPLIANCE ORDER

     On October 12, 2005, we received an Administrative Compliance Order from EPA in connection with a compliance evaluation inspection at the Bloomfield refinery in 2000 and a follow-up inspection in early 2001. We send waste water from the refinery's process units through an oil-water separator, a series of aeration ponds that continue the treatment and processing of oily water, and a series of evaporation ponds, before the water is injected into a permitted deep well. EPA alleged that benzene levels in the aeration ponds exceed permissible RCRA levels. EPA also alleged that we failed to make a RCRA hazardous waste determination in connection with waste water going into the aeration ponds. In May 2006, we reached a settlement with EPA in the form of a consent agreement and paid a civil penalty of $75,000. The settlement requires that we make equipment modifications to reduce benzene levels in the waste water coming from the refinery's process units. We currently estimate that we will incur capital expenditures of approximately $1,200,000 to comply with the settlement, the majority of which will be incurred in 2007. Since the settlement does not require us to undertake any cleanup activities, we have not recorded an environmental liability for this matter.

MTBE LITIGATION

     Lawsuits have been filed in numerous states alleging that MTBE, a blendstock used by many refiners in producing specially formulated gasoline, has contaminated water supplies. MTBE contamination primarily results from leaking underground or aboveground storage tanks. The suits allege MTBE contamination of water supplies owned and operated by the plaintiffs, who are generally water providers or governmental entities. The plaintiffs assert that numerous refiners, distributors, or sellers of MTBE and/or gasoline containing MTBE are responsible for the contamination. The plaintiffs also claim that the defendants are jointly and severally liable for compensatory and punitive damages, costs, and interest. Joint and several liability means that each defendant may be liable for all of the damages even though that party was responsible for only a small part of the damages. We are a defendant in approximately 30 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, and Pennsylvania. In the second quarter of 2006, we also were named as a defendant in a new MTBE lawsuit filed by the State of New Mexico. The lawsuit alleges that numerous plaintiffs, including us, are responsible for the contamination of public and private water supplies throughout the state. We intend to vigorously defend these lawsuits. Since we have yet to determine if a liability is probable, and we cannot reasonably estimate the amount of any loss associated with these matters, we have not recorded a liability for these lawsuits.

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

     We have property insurance coverage with a $1,000,000 deductible that should cover a significant portion of the costs of repairing the Yorktown refinery. We also have business interruption insurance coverage for the financial impact of the fire after the policy's 45-day waiting period is exceeded. As of June 30, 2006, we have received $42,950,000 of insurance proceeds consisting of $17,950,000 for property claims and $25,000,000 for business interruption claims. As of June 30, 2006, we recorded a gain of $35,953,000 as a result of insurance recoveries received related to the fire. In July 2006, we received an additional $3,150,000 of insurance proceeds for property claims. We expect to receive additional amounts on both our property insurance and business interruption insurance claims. We believe that these additional reimbursements will have a significant impact on our 2006 earnings.

NOTE 11 - ACQUISITIONS:

     In accordance with the conclusion of the allocation period provided for by SFAS 141, "Business Combinations", we recorded a $455,000 reduction in goodwill with a corresponding increase of $180,000 in intangible assets, $139,000 in fixed assets, with the remainder of $136,000 to other miscellaneous assets and liabilities.

     In May 2006, we acquired a lubricating business in El Paso, Texas. We funded this acquisition with cash on hand. These assets primarily include lubricants inventory, fixed assets and miscellaneous receivables. The acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been preliminarily allocated to tangible and intangible assets acquired based on the fair market values on the date of acquisition. The pro forma effect of the acquisition on Giant's results of operations is immaterial.

     We are also in the process of closing the acquisition of certain assets from Amigo Petroleum Company. We will fund this acquisition with cash on hand. We will be acquiring twenty-five convenience stores. We are also purchasing two bulk petroleum distribution plants and a transportation fleet. The acquisition will be accounted for using the purchase method of accounting whereby the total purchase price has been preliminarily allocated to tangible and intangible assets acquired based on the fair market values on the date of acquisition. The pro forma effect of the acquisition on Giant's results of operations is immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

     We refine and sell petroleum products and operate service stations and convenience stores. Our operations are divided into three strategic business units: the refining group, the retail group, and the wholesale group. The refining group operates two refineries in the Four Corners area of New Mexico and one refinery in Yorktown, Virginia. The refining group sells its products to wholesale distributors and retail chains. Our retail group operated 134 service stations as of June 30, 2006. This includes 12 service stations acquired in the Dial Oil Co.("Dial Oil") transaction on July 12, 2005 whose results of operations had previously been included in the wholesale group from the date of the acquisition. Our retail group sells its petroleum products and merchandise to consumers in New Mexico, Arizona and Southern Colorado. Our wholesale group distributes commercial wholesale petroleum products primarily in Arizona and New Mexico.

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

     Below is operating data for our operations:

                                                          Three Months Ended      Six Months Ended
                                                               June 30,                June 30,
                                                        ---------------------   ---------------------
                                                           2006        2005        2006        2005
                                                        ---------   ---------   ---------   ---------
Refining Group Operating Data:
  Four Corners Operations:
    Crude Oil/NGL Throughput (BPD)..............          28,658      29,811      28,889      29,313
    Refinery Sourced Sales Barrels (BPD)........          27,084      29,344      27,774      28,954
    Average Crude Oil Costs ($/Bbl).............        $  67.86    $  51.64    $  65.22    $  49.63
    Refining Margins ($/Bbl)....................        $  21.97    $  13.48    $  16.30    $  10.72

  Yorktown Operations:
    Crude Oil/NGL Throughput (BPD)..............          60,396      68,449      49,055      67,102
    Refinery Sourced Sales Barrels (BPD)........          61,668      71,539      47,645      67,157
    Average Crude Oil Costs ($/Bbl).............        $  68.36    $  48.76    $  64.96    $  46.92
    Refining Margins ($/Bbl)....................        $   6.65    $   7.30    $   3.10    $   7.06

Retail Group Operating Data:*
(Continuing operations only)
  Fuel Gallons Sold (000's).....................          49,021      41,410      95,282      80,879
  Fuel Margins ($/gal)..........................        $   0.17    $   0.17        0.16    $   0.14
  Merchandise Sales ($ in 000's)................        $ 40,972    $ 36,325    $ 76,502    $ 67,612
  Merchandise Margins...........................              27%         27%         27%         27%
  Operating Retail Outlets at Period End........             134         124         134         124

Wholesale Group Operating Data:
    Fuel Gallons Sold (000's)...................         149,231     120,344     289,979     241,209
    Fuel Margins ($/gal)........................        $   0.06    $   0.06    $   0.06    $   0.06
    Lubricant Sales ($ in 000's)................        $ 15,770    $  9,027      33,414    $ 17,439
    Lubricant Margins...........................              14%         10%         13%         12%

*Includes statistics for 12 retail stores acquired in the Dial Oil transaction on July 12, 2005.

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

                                                          Three Months Ended      Six Months Ended
                                                               June 30,                June 30,
                                                        ---------------------   ---------------------
                                                           2006        2005        2006        2005
                                                        ---------   ---------   ---------   ---------
AVERAGE PER BARREL
------------------
Four Corners Operation
  Net sales...........................................  $   95.24   $   68.70   $   85.63   $   64.02
  Less cost of products...............................      73.27       55.22       69.33       53.30
                                                        ---------   ---------   ---------   ---------
  Refining margin.....................................  $   21.97   $   13.48   $   16.30   $   10.72
                                                        =========   =========   =========   =========
Yorktown Operation
  Net sales...........................................  $   78.65   $   57.92   $   72.87   $   55.46
  Less cost of products...............................      72.00       50.62       69.77       48.40
                                                        ---------   ---------   ---------   ---------
  Refining margin.....................................  $    6.65   $    7.30   $    3.10   $    7.06
                                                        =========   =========   =========   =========
Consolidated
  Net sales...........................................  $   83.72   $   61.05   $   77.57   $   58.04
  Less cost of products...............................      72.39       51.96       69.61       49.88
                                                        ---------   ---------   ---------   ---------
  Refining margin.....................................  $   11.33   $    9.09   $    7.96   $    8.16
                                                        =========   =========   =========   =========

                                                          Three Months Ended       Six Months Ended
                                                               June 30,                 June 30,
                                                        ---------------------   -----------------------
                                                           2006        2005        2006         2005
                                                        ---------   ---------   ----------   ----------
Reconciliations of refined product sales from
produced products sold per barrel to net revenues

Four Corners Operations
  Average sales price per produced barrel sold........  $   95.24   $   68.70   $    85.63   $    64.02
  Times refinery sourced sales barrels per day........     27,084      29,344       27,774       28,954
  Times number of days in period......................         91          91          181          181
                                                        ---------   ---------   ----------   ----------
  Refined product sales from produced products
    Sold* (000's).....................................  $ 234,733   $ 183,450   $  430,470   $  335,508
                                                        =========   =========   ==========   ==========

Yorktown Operations
  Average sales price per produced barrel sold........  $   78.65   $   57.92   $    72.87   $    55.46
  Times refinery sourced sales barrels per day........     61,668      71,539       47,645       67,157
  Times number of days in period......................         91          91          181          181
                                                        ---------   ---------   ----------   ----------
  Refined product sales from produced products
    Sold* (000's).....................................  $ 441,367   $ 377,062   $  628,412   $  674,139
                                                        =========   =========   ==========   ==========

Consolidated (000's)
  Sum of refined product sales from produced
    products sold*....................................  $ 676,100   $ 560,512   $1,058,882   $1,009,647
  Purchased product, transportation and other revenues     95,723      52,609      279,326       96,500
                                                        ---------   ---------   ----------   ----------
  Net revenues........................................  $ 771,823   $ 613,121   $1,338,208   $1,106,147
                                                        =========   =========   ==========   ==========

*Includes inter-segment net revenues.

                                                          Three Months Ended      Six Months Ended
                                                               June 30,                June 30,
                                                        ---------------------   ---------------------
                                                           2006        2005        2006        2005
                                                        ---------   ---------   ---------   ---------
Reconciliation of average cost of products
per produced barrel sold to total cost of
products sold (excluding depreciation and
amortization)

Four Corners Operations
  Average cost of products per produced barrel sold...  $   73.27   $   55.22   $    69.33  $   53.30
  Times refinery sourced sales barrels per day........     27,084      29,344       27,774     28,954
  Times number of days in period......................         91          91          181        181
                                                        ---------   ---------   ----------  ---------
  Cost of products for produced products
    sold (000's)......................................  $ 180,584   $ 147,454   $  348,528  $ 279,328
                                                        =========   =========   ==========  =========

Yorktown Operations
  Average cost of products per produced barrel sold...  $   72.00   $   50.62   $    69.77  $   48.40
  Times refinery sourced sales barrels per day........     61,668      71,539       47,645     67,157
  Times number of days in period......................         91          91          181        181
                                                        ---------   ---------   ----------  ---------
  Cost of products for produced products
    sold (000's)......................................  $ 404,049   $ 329,539   $  601,679  $ 588,322
                                                        =========   =========   ==========  =========

Consolidated (000's)
  Sum of refined cost of produced products sold.......  $ 584,633   $ 476,993   $  950,207  $ 867,650
  Purchased product, transportation and other
    cost of products sold.............................     87,968      44,314      263,183     80,725
                                                        ---------   ---------   ----------  ---------
  Total cost of products sold (excluding
    depreciation and amortization)....................  $ 672,601   $ 521,307   $1,213,390  $ 948,375
                                                        =========   =========   ==========  =========

RETAIL GROUP
------------

Fuel Margin
-----------
     Fuel margin is the difference between fuel sales less cost of fuel sales divided by number of gallons sold.

                                                       Three Months Ended      Six Months Ended
                                                            June 30,                June 30,
                                                     ---------------------   ---------------------
                                                        2006        2005        2006        2005
                                                     ---------   ---------   ---------   ---------
(in 000's except fuel margin per gallon)

Fuel sales........................................   $ 141,445   $  93,797   $ 251,076   $ 170,495
Less cost of fuel sold............................     133,232      86,746     236,145     158,955
                                                     ---------   ---------   ---------   ---------
Fuel margin.......................................   $   8,213   $   7,051   $  14,931   $  11,540
Number of gallons sold............................      49,021      41,410      95,282      80,879
Fuel margin per gallon............................   $    0.17   $    0.17   $    0.16   $    0.14

Reconciliation of fuel sales to net revenues
(000's)

Fuel sales........................................   $ 141,445   $  93,797   $ 251,076   $ 170,495
Excise taxes included in sales....................     (17,296)    (15,479)    (32,779)    (30,366)
                                                     ---------   ---------   ---------   ---------
Fuel sales, net of excise taxes...................     124,149      78,318     218,297     140,129
Merchandise sales.................................      40,972      36,325      76,503      67,612
Other sales.......................................       4,586       4,230       9,686       8,058
                                                     ---------   ---------   ---------   ---------
Net revenues......................................   $ 169,707   $ 118,873   $ 304,486   $ 215,799
                                                     =========   =========   =========   =========
Reconciliation of fuel cost of products sold to
total cost of products sold (excluding
depreciation and amortization) (000's)

Fuel cost of products sold........................   $ 133,232   $  86,746   $ 236,145   $ 158,955
Excise taxes included in cost of products sold....     (17,296)    (15,479)    (32,779)    (30,366)
                                                     ---------   ---------   ---------   ---------
Fuel cost of products sold, net of excise taxes...     115,936      71,267     203,366     128,589
Merchandise cost of products sold.................      29,729      26,496      55,528      49,281
Other cost of products sold.......................       3,411       3,362       7,425       6,430
                                                     ---------   ---------   ---------   ---------
Total cost of products sold (excluding
  depreciation and amortization)..................   $ 149,076   $ 101,125   $ 266,319   $ 184,300
                                                     =========   =========   =========   =========

WHOLESALE GROUP (1)(2)
---------------

Fuel Margin
-----------
     Fuel margin is the difference between fuel sales less cost of fuel sales divided by number of gallons sold.

                                                       Three Months Ended      Six Months Ended
                                                            June 30,                June 30,
                                                     ---------------------   ---------------------
                                                        2006        2005        2006        2005
                                                     ---------   ---------   ---------   ---------
(in 000's except fuel margin per gallon)

Fuel sales........................................   $ 393,195   $ 250,908   $ 700,751   $ 473,795
Less cost of fuel sold............................     384,307     243,954     682,980     459,388
                                                     ---------   ---------   ---------   ---------
Fuel margin.......................................   $   8,888   $   6,954   $  17,771   $  14,407
Number of gallons sold............................     149,231     120,344     289,979     241,209
Fuel margin per gallon............................   $    0.06   $    0.06   $    0.06   $    0.06

Reconciliation of fuel sales to net revenues
(000's)

Fuel sales........................................   $ 393,195   $ 250,908   $ 700,751   $ 473,795
Excise taxes included in sales....................     (48,127)    (45,314)    (93,558)    (86,146)
                                                     ---------   ---------   ---------   ---------
Fuel sales, net of excise taxes...................     345,068     205,594     607,193     387,649
Lubricant sales...................................      15,770       9,027      33,414      17,439
Other sales.......................................       3,457       1,102       6,762       2,299
                                                     ---------   ---------   ---------   ---------
Net revenues......................................   $ 364,295   $ 215,723   $ 647,369   $ 407,387
                                                     =========   =========   =========   =========
Reconciliation of fuel cost of products sold to
total cost of products sold excluding
(depreciation and amortization) (000's)

Fuel cost of products sold........................   $ 384,307   $ 243,954   $ 682,980   $ 459,388
Excise taxes included in cost of products sold....     (48,127)    (45,314)    (93,558)    (86,146)
                                                     ---------   ---------   ---------   ---------
Fuel cost of products sold, net of excise taxes...     336,180     198,640     589,422     373,242
Lubricant cost of products sold...................      13,602       8,084      28,952      15,326
Other cost of products sold.......................       1,305         133       2,548         465
                                                     ---------   ---------   ---------   ---------
Total cost of products sold (excluding
  depreciation and amortization)..................   $ 351,087   $ 206,857   $ 620,922   $ 389,033
                                                     =========   =========   =========   =========

(1) Includes Phoenix Fuel and wholesale component of Dial Oil Company.
(2) Dial Oil presents sales and cost of sales, net of excise taxes.

                                                       Three Months Ended       Six Months Ended
                                                            June 30,                June 30,
                                                     ----------------------  ----------------------
                                                        2006        2005        2006        2005
                                                     ----------  ----------  ----------  ----------
Consolidated
------------
Reconciliation to net revenues reported in
  Condensed Consolidated Statements of Operations
  (000's)

Net revenues - Refinery Group.....................   $  771,823  $  613,121  $1,338,208  $1,106,147
Net revenues - Retail Group.......................      169,707     118,873     304,486     215,799
Net revenues - Wholesale Group....................      364,295     215,723     647,369     407,387
Net revenues - Other..............................           63         213         133         313
Eliminations......................................     (160,609)    (84,573)   (281,892)   (154,562)
                                                     ----------  ----------  ----------  ----------
Total net revenues reported in Condensed
  Consolidated Statements of Operation............   $1,145,279  $  863,357  $2,008,304  $1,575,084
                                                     ==========  ==========  ==========  ==========
Reconciliation to cost of products sold (excluding
  depreciation and amortization) in Condensed
Consolidated Statements of Operations (000's)

Cost of products sold - Refinery Group
  (excluding depreciation and amortization).......   $  672,601  $  521,307  $1,213,390  $  948,375
Cost of products sold - Retail Group
  (excluding depreciation and amortization).......      149,076     101,125     266,319     184,300
Cost of products sold - Wholesale Group
  (excluding depreciation and amortization).......      351,087     206,857     620,922     389,033
Eliminations......................................     (160,609)    (84,573)   (281,892)   (154,562)
Other.............................................        4,551       4,167       8,520       7,527
                                                     ----------  ----------  ----------  ----------
Total cost of products sold (excluding
  depreciation and amortization) reported in
  Condensed Consolidated Statements of Operations.   $1,016,706  $  748,883  $1,827,259  $1,374,673
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

     We believe the comparability of our continuing results of operations for the three and six months ended June 30, 2006 with the same period in 2005 was affected by, among others, the following factors:

     - weaker net refining margins for our Yorktown refinery in 2006, due primarily to the Yorktown fire in the fourth quarter of 2005, which resulted in:

        - a complete shutdown of refinery operations from November 25, 2005 to mid-January, 2006, and a partial shutdown from mid-January, 2006 to late April, 2006;

        - the need to sell feedstocks for the FCC at a lower margin as compared to sales of finished products while the refinery was operating at less than full capacity; and

        - higher costs which began in the late spring and are expected to continue through the early fall as a result of higher costs for a blending component at our Yorktown refinery.

     This factor was partially offset by the following positive factors:

     - stronger net refining margins for our Four Corners refineries in 2006, due to, among other things:

        -  increased sales in our Tier 1 market; and
        - favorable margins due to tight finished product supply in certain of our market areas; and

     - receipt of $42,950,000 in insurance proceeds and the resulting gain of $35,953,000 as a result of the Yorktown fire discussed above.

     EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

     Our earnings from continuing operations before income taxes increased $43,441,000 for the three months ended June 30, 2006, compared to the same period in 2005. As noted above, this increase was primarily due to the increase in operating income resulting from the gain recorded in connection with the Yorktown fire insurance proceeds and higher fuel margins in certain of our market areas.

     Our earnings from continuing operations before income taxes increased $6,616,000 for the six months ended June 30, 2006, compared to the same period in 2005. As noted above, this increase was primarily due to a gain recorded as a result of insurance proceeds received relating to the Yorktown fire incident.

     YORKTOWN REFINERY

     Our Yorktown refinery operated at an average throughput rate of approximately 60,396 barrels per day in the second quarter of 2006 compared to 68,449 barrels per day in the second quarter of 2005. For the six months ended June 30, 2006 and 2005, the average throughput rate was 49,055 and 67,102 barrels per day, respectively.

     Refining margins for the second quarter of 2006 were $6.65 per barrel and were $7.30 per barrel for the second quarter of 2005. Refining margins for the six months ended June 30, 2006 and 2005 were $3.10 per barrel and $7.06 per barrel, respectively. As noted above, this decrease in refining margins was due primarily to the disruption of our refinery operations caused by the fire and the sale of feedstocks that would otherwise have been processed into higher value (higher priced) gasoline and diesel.

     Revenues for our Yorktown refinery increased for the three and six months ended June 30, 2006 primarily due to an increase in finished product prices as a result of favorable market conditions.

     Operating expenses for our Yorktown refinery increased for the three and six months ended June 30, 2006 due to higher outside services and purchased fuel costs, partially offset by decreases in utilities, chemical and catalyst costs.

     Depreciation and amortization expense for our Yorktown refinery increased for the three and six months ended June 30, 2006 due to depreciation of additional assets that were put into service during the second quarter of 2006.

     FOUR CORNERS REFINERIES

     Our Four Corners refineries operated at an average throughput rate of approximately 28,658 barrels per day in the second quarter of 2006, compared to 29,811 barrels per day in the second quarter of 2005. For the six months ended June 30, 2006 and 2005, the average throughput rate was 28,889 and 29,313 barrels per day, respectively.

     Refining margins for the second quarter of 2006 were $21.97 per barrel and were $13.48 per barrel for the second quarter of 2005.
Refining margins for the six months ended June 30, 2006 and 2005 were $16.30 per barrel and $10.72 per barrel, respectively.

     Revenues for our Four Corners refineries increased for the three and six months ended June 30, 2006 primarily due to an increase in finished product prices as a result of favorable market conditions.

     Operating expenses for our Four Corners refineries increased for the three and six months ended June 30, 2006 primarily due to higher employee costs and additional outside services incurred in our operations.

     Depreciation and amortization expense for our Four Corners refineries were relatively unchanged for the three and six months ended June 30, 2006 as compared to the same period in 2005.

     RETAIL GROUP

     Our retail group includes Dial Oil's 12 convenience stores. Since Dial Oil was acquired in the third quarter of 2005, the comparative statistics for the three and six months ended June 30, 2005 do not include Dial Oil's 12 convenience stores.

     Average fuel margins were $0.17 per gallon for the three months ended June 30, 2006 and June 30, 2005. Average fuel margins were $0.16 per gallon for the six months ended June 30, 2006 as compared to $0.14 per gallon for the same period in 2005. Our retail fuel margin per gallon increased slightly for the six months ended June 30, 2006 due to higher finished product sales prices as a result of increased demand.

     Fuel volumes sold for the three and six months ended June 30, 2006 increased as compared to the same period a year ago due primarily to favorable market conditions, improved demand over the same period in 2005 and the addition of Dial Oil's 12 convenience stores that were previously included in our wholesale segment.

     Average merchandise margins were 27% for the three and six months ended June 30, 2006 and June 30, 2005.

     Revenues for our retail group increased for the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily due to an increase in fuel selling prices, an increase in fuel volumes sold and the addition of Dial Oil's 12 convenience stores that were previously included in our wholesale segment.

     Operating expenses increased for the three and six months ended June 30, 2006 as compared with the same periods in 2005, primarily due to an increase in employee costs as a result of a change to existing law in our primary market that required us to increase the number of employees, higher bank charges as a result of higher fuel volumes and prices and the addition of Dial Oil's 12 convenience stores that were previously included in our wholesale segment.

     Depreciation and amortization expense decreased for the three and six months ended June 30, 2006 as compared to the same period in 2005 due to a reduction in amortization for our leasehold improvements.

     WHOLESALE GROUP

     Our wholesale group includes Phoenix Fuel and Dial Oil's wholesale business. Since Dial Oil was acquired in the third quarter of 2005, the comparative statistics for the three and six months ended June 30, 2005 do not include Dial Oil's wholesale business.

     Average gasoline and diesel fuel margins for our wholesale group were $0.06 per gallon for both the three and six months ended June 30, 2006 and June 30, 2005.

     Fuel volumes for the three and six months ended June 30, 2006 increased as compared to the same period in 2005 primarily due to the addition of Dial Oil's wholesale business to our operations.

     Revenues for our wholesale group increased for the three and six months ended June 30, 2006 primarily due to higher average price per gallon sold and the addition of Dial Oil's wholesale business to our operations.

     Operating expenses for our wholesale group increased for the three months and six ended June 30, 2006 primarily due to higher fuel costs, higher employee payroll and benefit costs and the addition of Dial Oil's wholesale business to our operations.

     Depreciation and amortization expense for our wholesale group increased for the three months and six ended June 30, 2006 primarily due to the addition of Dial Oil's wholesale business.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) FROM CONTINUING OPERATIONS

     For the three and six months ended June 30, 2006, selling, general and administrative expenses increased by approximately $1,362,000 and $3,570,000, respectively, as compared to the same period in 2005 due primarily to higher employee and outside services costs and the addition of Dial Oil's operations to our business.

     INTEREST EXPENSE FROM CONTINUING OPERATIONS

     For the three and six months ended June 30, 2006, interest expense decreased approximately $2,204,000 and $4,516,000, respectively, as compared to the same period in 2005. These decreases were primarily due to an increase in interest capitalized to our long-term construction projects, and a reduction in our long-term debt, which was part of our debt reduction strategy implemented beginning in 2002.

     INCOME TAXES FROM CONTINUING OPERATIONS

     The effective tax rates for the three months ended June 30, 2006 and 2005 were approximately 37.4% and 41.6%, respectively. The effective tax rates for the six months ended June 30, 2006 and 2005 were approximately 37.3% and 41.4%, respectively. The decrease was primarily due to our use of tax credits generated under the American Jobs Creation Act of 2004 discussed below.

     DISCONTINUED OPERATIONS

     Discontinued operations include the operations of some of our retail service station/convenience stores. See Note 4 to our Condensed
Consolidated Financial Statements included in Part I, Item 1 for additional information relating to these operations.

OUTLOOK

     We currently believe that our refining fundamentals, overall, are more positive now as compared to the same time last year. Further, we anticipate that additional insurance proceeds will be received in connection with the fire at our Yorktown refinery that occurred in the fourth quarter of 2005. Same store fuel volumes for our retail group currently are above the prior year's levels, however, fuel margins are lower. In addition, same store merchandise sales for our retail group are above the prior year's level, while same store merchandise margins have remained stable. The wholesale group currently is experiencing stable margins and volumes as compared to the same time last year. Our businesses are, however, very volatile and there can be no assurance that currently existing conditions will continue for any of our business segments.

LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL STRUCTURE

     At June 30, 2006, we had long-term debt of $275,119,000. At December 31, 2005, we had long-term debt of $274,864,000. There was no current portion of long-term debt outstanding at June 30, 2006 or at December 31, 2005.

     The amounts at June 30, 2006 and December 31, 2005 include:

     -  $150,000,000 before discount of 8% senior subordinated notes due
        2014; and

     -  $130,001,000 before discount of 11% senior subordinated notes due
        2012.

     At June 30, 2006, we had a $175,000,000 revolving credit facility. The availability of funds under this facility is the lesser of (i) $175,000,000, or (ii) the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories. We also have options to increase the size of the facility to up to $250,000,000.

     At June 30, 2006, our long-term debt was 38.6% of total capital. At December 31, 2005, it was 40.7%. Our net debt (long-term debt less cash and cash equivalents) to total net capitalization (long-term debt less cash and cash equivalents plus total stockholders' equity) percentage at June 30, 2006, was 29.6%. At December 31, 2005, this percentage was 21.7%.

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

     CASH FLOW FROM OPERATIONS

     Our operating cash flow decreased by $18,150,000 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This primarily resulted from changes in the levels of our working capital.

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

     Working capital at June 30, 2006 consisted of current assets of $422,378,000 and current liabilities of $250,148,000 or a current ratio of 1.69:1. At December 31, 2005, the current ratio was 2.12:1, with current assets of $442,355,000 and current liabilities of $208,508,000.

     CAPITAL EXPENDITURES AND RESOURCES

     During 2006, we currently expect to spend $222,700,000 on capital expenditures, excluding linefill for the recently acquired pipeline discussed below and any potential acquisitions. Net cash used in investing activities for purchases of property, plant and equipment totaled approximately $128,620,000 for the six months ended June 30, 2006 and $27,697,000 for the six months ended June 30, 2005. Expenditures made in 2006 primarily were for operational and environmental projects for the refineries.

     We received proceeds of approximately $1,913,000 from the sale of property, plant and equipment and other assets in the first half of 2006 and $1,124,000 for the same period in 2005. In addition, we received $17,950,000 of insurance proceeds for property claims filed as a result of the fire at our Yorktown refinery that occurred in the fourth quarter of 2005. We also have received $25,000,000 of insurance proceeds for claims filed under our business interruption insurance coverage. In July 2006, we received an additional $3,150,000 of insurance proceeds for property claims. We expect to receive additional amounts on our insurance claims. We believe that these reimbursements will continue to have a significant impact on our 2006 earnings.

     We continue to monitor and evaluate our assets and may sell additional non-strategic or underperforming assets that we identify as circumstances allow. We also continue to evaluate potential acquisitions in our strategic markets, including lease arrangements, as well as projects that enhance the efficiency and safety of our operations.

     In addition, we continue to investigate other capital improvements to our existing facilities. The amount of capital projects that are actually undertaken in 2006, and in future years, will depend on, among other things, general business conditions and results of operations.

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

     Our credit facility is floating-rate debt tied to various short-term indices. As a result, our annual interest costs associated with this debt may fluctuate. At June 30, 2006, there were no direct borrowings outstanding under this facility.

     Our operations are subject to normal hazards of operations, including fire, explosion, and weather-related perils. We maintain various insurance coverages, including business interruption insurance, subject to certain deductibles. We are not fully insured against some risks because some risks are not fully insurable, coverage is unavailable, or premium costs, in our judgment, do not justify such expenditures.

     Credit risk with respect to customer receivables is concentrated in the geographic areas in which we operate and relates primarily to customers in the oil and gas industry. To minimize this risk, we perform ongoing credit evaluations of our customers' financial position and require collateral, such as letters of credit, in certain circumstances.

     ENVIRONMENTAL, HEALTH AND SAFETY

     Federal, state and local laws and regulations relating to health, safety and the environment affect nearly all of our operations. As is the case with other companies engaged in similar industries, we face significant exposure from actual or potential claims and lawsuits, brought by either governmental authorities or private parties, alleging non-compliance with environmental, health, and safety laws and regulations, or property damage or personal injury caused by the environmental, health, or safety impacts of current or historic operations. These matters include soil and water contamination, air pollution, and personal injuries or property damage allegedly caused by substances manufactured, distributed, sold, handled, used, released, or disposed of by us or by our predecessors.

     Applicable laws and regulations govern the investigation and remediation of contamination at our current and former properties, as well as at third-party sites to which we sent wastes for disposal. We may be held liable for contamination existing at current or former properties, notwithstanding that a prior operator of the site, or other third party, caused the contamination. We also may be held responsible for costs associated with contamination cleanup at third-party disposal sites, notwithstanding that the original disposal activities were in accordance with all applicable regulatory requirements at such time. We currently are engaged in a number of such remediation projects.

     Future expenditures related to compliance with environmental, health, and safety laws and regulations, the investigation and remediation of contamination, and the defense or settlement of governmental or private party claims and lawsuits cannot be reasonably quantified in many circumstances for various reasons. These reasons include the uncertain nature of remediation and cleanup cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, various defenses that may be available to us, and changing environmental, health, and safety laws and regulations, and their respective interpretations. We cannot give assurance that compliance with such laws or regulations, such investigations or cleanups, or such enforcement proceedings or private-party claims will not have a material adverse effect on our business, financial condition or results of operations.

     Rules and regulations implementing federal, state, and local laws relating to the environment, health, and safety will continue to affect our operations. We cannot predict what new environmental, health, or safety legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or enforced with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could have an adverse effect on our financial position and the results of our operations and could require substantial expenditures by us for, among other things:

     - the installation and operation of refinery equipment, pollution control systems, and other equipment not currently possessed by us;

     - the acquisition or modification of permits applicable to our activities; and

     -  the initiation or modification of clean-up activities.

     In May 2006, we entered into a consent order with the Environmental Protection Agency and paid a civil penalty of $75,000 to settle an Administrative Compliance Order related to our Bloomfield refinery. For a further discussion of this settlement, see Note 10 to our Condensed Consolidated Financial Statements, captioned "Commitments and
Contingencies".

     In June 2006, we received a draft administrative compliance order from the New Mexico Environment Department related to soil and groundwater contamination at our Bloomfield refinery. For a further discussion of this draft order, see Note 10 to our Condensed Consolidated Financial Statements, captioned "Commitments and Contingencies".

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

     As a result of the declining production of crude oil in the Four Corners area in recent years, we have not been able to cost-effectively obtain sufficient amounts of crude oil to operate our Four Corners refineries at full capacity. Crude oil utilization rates for our Four Corners refineries have declined from approximately 67% for 2003 to approximately 63% for the first six months of 2006. Our current projections of Four Corners crude oil production indicate that our crude oil demand will exceed the crude oil supply that is available from local sources for the foreseeable future and that our crude oil capacity utilization rates at our Four Corners refineries will continue to decline unless circumstances change.

     On August 1, 2005, we acquired an idle crude oil pipeline system that originates near Jal, New Mexico and is connected to a company-owned pipeline network that directly supplies crude oil to the Bloomfield and Ciniza refineries. When operational, the pipeline will have sufficient crude oil transportation capacity to allow us to again operate both refineries at maximum rates. Startup of the pipeline is subject to, among other things, a final engineering evaluation of the system. The hydrotesting of the pipeline was completed in July 2006, and we currently are continuing to do the work necessary to re-commission the line. It currently is anticipated that the pipeline will become operational before the end of 2006.

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

     In October 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"), which includes energy related tax provisions that are available to small refiners, including us. Under the Act, small refiners are allowed to deduct for tax purposes up to 75% of capital expenditures incurred to comply with the highway diesel ultra low sulfur regulations adopted by EPA. The deduction is taken in the year the capital expenditure is made. Small refiners also are allowed to claim a credit against income tax of five cents on each gallon of ultra low sulfur diesel fuel they produce, up to a maximum of 25% of the capital costs incurred to comply with the regulations. We are producing ultra low sulfur diesel that qualifies for the credit and expect to be able to benefit from this credit starting in 2006.

     EPA has issued a rule pursuant to the Clean Air Act that requires refiners to reduce the sulfur content of gasoline and highway diesel fuel. Some refiners began producing gasoline that satisfies low sulfur gasoline standards in 2004, with most refiners required to be in full compliance for all production in 2006. Most refiners also were required to begin producing highway diesel fuel that satisfies ultra low sulfur diesel standards by June 2006. All refiners and importers must be in full compliance with the new standards by the end of 2010 without exception. Our Yorktown and Ciniza refineries did not meet the June 2006 start date for the low sulfur diesel standards. In May 2006, we received temporary relief from EPA that allows us, subject to certain conditions, to remain in compliance with the low sulfur diesel standards. For a further discussion of this matter, refer to the discussion under Risk Factors in
Item 1A in Part II of this Report on Form 10-Q.

     In August 2006, Congress passed the Pension Protection Act of 2006 (the "Pension Act"), which we expect will be signed into law by the President. We are currently assessing the impact of the Pension Act on our benefit programs, but we have not completed our assessment.

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

     - continuing shortages of qualified personnel and contractors, including engineers and truck drivers;

     - the adoption of new state, federal or tribal legislation or regulations; changes to existing legislation or regulations or their interpretation by regulators or the courts; regulatory or judicial findings, including penalties; as well as other future governmental actions that may affect our operations, including the impact of any further changes to government-mandated specifications for gasoline, diesel fuel and other petroleum products (such as the proposed federal regulations relating to the benzene content of gasoline), and the impact of any windfall profit, price gouging, or other legislation that may be adopted in reaction to the current price of motor fuel at the retail level;

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

     - the risk that costs associated with environmental projects and other ongoing projects will be higher than currently estimated (including costs associated with the resolution of outstanding environmental matters and costs associated with reducing the sulfur content of motor fuel) or that we will be unable to complete such projects (including motor fuel sulfur reduction projects) by applicable regulatory compliance deadlines;

     - the risk that EPA will deny our request to vacate the election by our Bloomfield and Ciniza refineries under EPA's geographic phase-in area regulations (the "GPA Election") under EPA's low sulfur gasoline and low sulfur diesel programs;

     - the risk that we will not qualify to produce diesel credits under EPA's low sulfur program;

     - the risk that EPA will deny our request to utilize gasoline credits generated in prior years at our Ciniza and Bloomfield refineries;

     - the risk that the value of the diesel credits that we expect to generate at our Ciniza and Bloomfield refineries will not exceed the cost of purchasing the gasoline credits we may need as a result of vacating the GPA Election;

     - the risk that the cost of diesel credits needed for our Yorktown refinery will be greater than anticipated;

     - the risk that we will not produce sufficient quantities of ultra low sulfur diesel to comply with our Yorktown compliance plan, or to comply with requirements applicable to our other refineries;

     - the risk that we will need to sell more high sulfur heating oil at a lower margin as a result of EPA's ultra low sulfur diesel program;

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

     - the risk that the cost of placing into service the crude oil pipeline that we purchased from Texas-New Mexico Pipe Line
       Company during the third quarter of 2005 (the "Pipeline") will be considerably more than our current estimates;

     - the risk that the timetable for placing the Pipeline in service will be different than anticipated, or that it will not be possible to place the Pipeline in service at all;

     - the risk that it will not be possible to obtain additional crude oil at cost effective prices to either fill the Pipeline or transport through the Pipeline for processing at our Bloomfield and Ciniza refineries;

     - the risk that we will not receive the anticipated amount of insurance proceeds in connection with the fire at our Yorktown refinery in the fourth quarter of 2005;

     - the risk that we will be required or chose to undertake additional projects to enhance the safety of our operations;

     - the risk that Pension Protection Act of 2006 will have a significant impact on us; and

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

     (b) Change in Internal Control Over Financial Reporting

         No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of analyzing the internal control over financial reporting for Dial Oil, a 100% owned subsidiary that was acquired in the third quarter of 2005.

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

ITEM 1A.  RISK FACTORS

     An investment in our common shares involves risk. A discussion of these risks can be found in our Annual Report on Form 10-K for the year ended December 31, 2005 (the "Form 10-K") and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the "Form 10-Q"). Set forth below are material changes that have occurred to the risk factors disclosed in the Form 10-K and the Form 10-Q. Before investing in our shares, you should carefully consider the specific factors described below and in the Form 10-K and the Form 10-Q, together with the cautionary statements under the caption "Forward-Looking Statements" in
Item 2 of this Report, and the other information included in this report.

     The risks described below and in the Form 10-K and the Form 10-Q are not the only ones that we face. Additional risks that are not yet known to us or that we currently think are immaterial could also impair our business, financial condition, or results of operations. If any of the risks actually occurs, our business, financial condition, or results of operations could be adversely affected. In such case, the trading price of our common shares could decline, and you may lose all or part of your investment.

WE ASSUMED LIABILITIES IN CONNECTION WITH THE ACQUISITION OF OUR YORKTOWN
REFINERY

     We assumed certain liabilities and obligations in connection with our purchase of the Yorktown refinery in 2002. Among other things, and subject to certain exceptions, we assumed responsibility for all costs, expenses, liabilities and obligations under environmental, health, and safety laws caused by, arising from, incurred in connection with, or relating to the ownership of the Yorktown refinery or its operation. We agreed to indemnify the seller for losses incurred in connection with or related to the liabilities and obligations we have assumed. We only have limited indemnification rights against the seller.

     Environmental obligations assumed by us include the seller's responsibilities related to the Yorktown refinery under a consent decree among various parties covering many locations (the "Consent Decree"). As applicable to the Yorktown refinery, the Consent Decree requires, among other things, a reduction of nitrous oxides, sulfur dioxide, and particulate matter emissions and upgrades to the refinery's leak detection and repair program. In our Form 10-K and Form 10-Q, we estimated that we would incur capital expenditures of between $20,000,000 and $27,000,000 to comply with the Consent Decree through 2006. We have expended approximately $18,000,000 through the second quarter of 2006. We do not anticipate any significant increase in current operating expenses when all equipment modifications required by the Consent Decree are completed.

     In connection with the Yorktown acquisition, we also assumed the seller's obligations under an administrative order issued in 1991 by EPA under RCRA. The order requires an investigation of certain areas of the refinery and the development of measures to correct any releases of contaminants or hazardous substances found in these areas. A Resource Conservation and Recovery Act Facility Investigation was conducted and approved conditionally by EPA in 2002. Following the investigation, a Risk Assessment/Corrective Measures Study ("RA/CMS") was finalized in 2003, which summarized the remediation measures agreed upon by us, EPA, and the Virginia Department of Environmental Quality ("VDEQ"). The RA/CMS proposes investigation, sampling, monitoring, and cleanup measures, including the construction of an on-site corrective action management unit that would be used to consolidate hazardous solid materials associated with these measures. These proposed actions relate to soil, sludge, and remediation wastes relating to solid waste management units. Groundwater in the aquifers underlying the refinery, and surface water and sediment in a small pond and tidal salt marsh on the refinery property, also are addressed in the RA/CMS.

     Based on the RA/CMS, EPA issued a proposed cleanup plan for public comment in December 2003 setting forth preferred corrective measures for remediating soil, groundwater, sediment, and surface water contamination at the refinery. Following the public comment period, EPA issued its final remedy decision and response to comments in April 2004. In August 2006, we agreed to the terms of an administrative consent order with EPA, pursuant to which we will implement our cleanup plan.

     Our most current estimate of expenses associated with the order is between $25,000,000 ($17,500,000 of which we believe is subject to reimbursement by BP) and $27,000,000 ($19,500,000 of which we believe is subject to reimbursement by BP). We anticipate that these expenses will be incurred over a period of approximately 35 years from the date of the order (expected to be August 2006). We believe that between approximately $9,500,000 and $10,500,000 of this amount will be incurred over an initial four-year period, and additional expenditures of approximately $7,500,000 will be incurred over the following four-year period, with the remainder thereafter. We may, however, be able to receive reimbursement for some of the expenditures associated with the plan due to the environmental reimbursement provisions included in the purchase agreement for the refinery.

     As part of the cleanup plan, the facility's underground sewer system will be cleaned, inspected and repaired as needed. A portion of this sewer work is scheduled to begin during the construction of the corrective action management unit and related remediation work and is included in our associated cost estimate. We anticipate that the balance of the sewer work will cost between approximately $1,500,000 and $3,500,000 over a period of three to five years, beginning around the time the construction of the corrective action management unit and related remediation work is nearing completion. We anticipate that construction of the corrective action management unit and related remediation work will be completed approximately seven to eight years from the date of the order (expected to be August 2006).

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

     We have property insurance coverage with a $1,000,000 deductible that should cover a significant portion of the costs of repairing the Yorktown refinery. We also have business interruption insurance coverage for the financial impact of the fire after the policy's 45-day waiting period is exceeded. As of June 30, 2006, we have received $42,950,000 of insurance proceeds for our property and business interruption claims. In July 2006, we received an additional $3,150,000 of insurance proceeds for property claims. We expect to receive additional amounts for our claims, but do not yet know exactly when we will be receiving additional payments under these policies or ultimately how much we will receive.

COMPLIANCE WITH VARIOUS REGULATORY AND ENVIRONMENTAL LAWS AND REGULATIONS WILL INCREASE THE COST OF OPERATING OUR BUSINESS

     Our operations are subject to a variety of federal, state, and local environmental, health, and safety laws and regulations governing the discharge of pollutants into the soil, air and water, product specifications, the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials, and employee health and safety. Violations of such laws and regulations can lead to substantial fines and penalties. Also, these laws and regulations have become, and are becoming, increasingly stringent. Moreover, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed, or how existing or future laws or regulations will be administered or interpreted, with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could require us to make substantial expenditures for, among other things, the installation and operation of refinery equipment, pollution control systems and other equipment we do not currently possess, or the acquisition or modification of permits applicable to our activities.

     EPA has issued rules pursuant to the Clean Air Act that requires refiners to reduce the sulfur content of gasoline and highway diesel fuel. Some refiners began producing gasoline that satisfies low sulfur gasoline standards in 2004, with most refiners required to be in full compliance for all production in 2006. Most refiners also were required to begin producing highway diesel fuel that satisfies ultra low sulfur diesel standards by June 2006. All refiners and importers must be in full compliance with the new standards by the end of 2010.

     We currently anticipate that we will spend between approximately $130,000,000 to $155,000,000 to comply with EPA's low sulfur standards at our Yorktown refinery and between approximately $40,000,000 to $55,000,000 at our Four Corners refineries. Through June 30, 2006, we have spent approximately $78,000,000 at Yorktown and approximately $32,000,000 at our Four Corners refineries. There are a number of factors that could affect our cost of compliance with the low sulfur standards. Among others, engineering and construction companies are busy and are charging a premium for their services. Additionally, costs of materials, such as steel and concrete, have increased as a result of demand. These factors could continue to impact our compliance costs.

     In March 2003, EPA approved a compliance plan for our Yorktown refinery that provided us with temporary relief from the low sulfur gasoline standards at this refinery. The compliance plan allowed us to postpone certain capital expenditures for up to three years from the date when they otherwise would have been made. Under the original compliance plan, we were to be in full compliance with the ultra low diesel sulfur standards by June 1, 2006, and the gasoline sulfur standards by January 1, 2008. We believe that we are on schedule to produce low sulfur gasoline at Yorktown by that date.

     The Yorktown compliance plan requires us to provide EPA with reports on our adherence to the compliance plan and on our progress in meeting the low sulfur standards. If we fail to comply with the conditions set by EPA, the compliance plan could be modified or revoked. Further, EPA reserved the right to modify or revoke the compliance plan for other reasons. EPA must, however, provide us with reasonable notice of any anticipated changes in the plan and reasonable lead time to implement any modifications due to changes in the compliance plan. Modifications to or revocation of the compliance plan could increase the quantity of high sulfur products, including product components, that do not meet the new standards. This would likely reduce our Yorktown refining earnings.

     With respect to our Ciniza and Bloomfield refineries, we previously applied for and received approval under EPA's geographic phase-in area ("GPA") regulations for a two-year extension, through 2008, of the time in which we can sell gasoline that does not satisfy low sulfur standards in most of the geographic area served by these refineries (the "GPA Election"). In return, we agreed that 95% of the highway diesel fuel produced at the Ciniza and Bloomfield refineries would satisfy the ultra low sulfur diesel standards beginning June 1, 2006. In the absence of this extension, we would have become subject to the low sulfur gasoline standards in the GPA area in 2007, and would only have had to produce 80% ultra low sulfur highway diesel at our Ciniza and Bloomfield refineries by the June 1, 2006 deadline.

     Our Yorktown refinery was not able to meet the June 1, 2006 date specified in the compliance plan for the production of 100% ultra low sulfur diesel as a result of: (1) the combined effects of Hurricanes Katrina and Rita on the availability of contractors and hardware as well as other similar effects; and (2) the time and effort required to repair damage resulting from the 2005 fire. We were concerned that our Ciniza refinery also would not be able to satisfy the GPA Election ultra low sulfur diesel production requirements that became effective on June 1, 2006 as a result of Hurricanes Katrina and Rita. Accordingly, we applied for temporary relief from the ultra low sulfur diesel standards at both our Yorktown and Ciniza refineries, which EPA granted.

     EPA imposed a number of conditions on us in return for relieving us from the June 1, 2006 deadline. These conditions include a requirement that we must produce specified volumes of ultra low sulfur highway diesel at each refinery. Additionally, in order to satisfy a Yorktown condition, we have been purchasing diesel credits in connection with diesel fuel production that does not satisfy the ultra low sulfur diesel standards. We have spent approximately $500,000 on credits to date, and currently believe that we will purchase up to one million dollars of credits in the future. We currently do not anticipate purchasing any diesel credits for Ciniza.

     We may sell more high sulfur heating oil and less diesel fuel at Yorktown than otherwise would be the case as a result of the Yorktown compliance plan, including the additional conditions imposed on us by EPA. At most times, high sulfur heating oil sells for a lower margin than ultra low sulfur diesel fuel. This may have an impact on our results of operation.

     Our Ciniza refinery began producing ultra low sulfur diesel fuel in mid-June, and our Yorktown refinery began producing ultra low sulfur diesel in early August. Our Bloomfield refinery began producing ultra low sulfur diesel prior to June 1, 2006.

     After evaluating our operations at the Ciniza and Bloomfield refineries, we recently asked EPA to vacate our GPA Election, as well as the associated temporary relief from the June 1, 2006 deadline that we received for our Ciniza refinery. We believe that vacating our GPA Election will provide us with additional operational flexibility at our Ciniza and Bloomfield refineries, as well as provide us with the potential to generate diesel credits. In general, diesel credits can be generated, and sold to others, if more ultra low sulfur diesel fuel is produced at a refinery than is required by the applicable standards. If EPA grants our request to vacate our GPA Election, we should be able to generate diesel credits at Ciniza and Bloomfield through 2009.

     We will, however, need to use gasoline credits at our Ciniza and Bloomfield refineries if EPA vacates our GPA Election. These credits would be used to satisfy the low sulfur gasoline standards that, as a result of this action, will apply to our GPA sales beginning in 2007. We would need to use gasoline credits until refinery modifications are completed at both refineries that would enable all of their gasoline production to satisfy the low sulfur standards. These modifications are currently planned to be completed in 2007.

     Both our Ciniza and Bloomfield refineries may have generated gasoline credits in connection with prior year operations. If EPA agrees with us that prior year credits have been generated, we should be able to use these credits to satisfy the low sulfur gasoline standards until the planned refinery modifications are completed. If EPA does not grant our request, we would need to purchase gasoline credits from third parties. It is possible that some third party credits would have to be purchased even if our gasoline credit request is granted.

     We anticipate that the potential value of the diesel credits that we expect to generate at Ciniza and Bloomfield as a result of vacating our GPA Election will exceed the cost of purchasing gasoline credits. There can be no assurance, however, that EPA will grant our request to vacate our GPA Election, that we will qualify to produce diesel credits, or that EPA will agree that we have generated prior year gasoline credits. There can also be no assurance that the value of any diesel credits that we generate will exceed the cost of any gasoline credits that we may need to purchase as, among other things, we expect the market price of gasoline and diesel credits to fluctuate. It is possible that net effect of these purchases and sales could have a material positive or negative effect on our operations.

     Diesel fuel sold for certain non-highway purposes must comply with the ultra low sulfur diesel standards beginning in June 2010. We have already made, or are in the process of making, the equipment modifications at our Yorktown and Ciniza refineries that should enable us to satisfy this requirement. Additional equipment modifications, however, will be necessary at our Bloomfield refinery. Our planning has not progressed to the point where an accurate estimate of these Bloomfield costs can be made.

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

Shares Voted "For"   Shares Voted "Withholding"
------------------   --------------------------
    11,564,270                498,110

     Brooks J. Klimley was elected as a director of the Company. The vote was as follows:

Shares Voted "For"   Shares Voted "Withholding"
------------------   --------------------------
    11,736,054                326,326

     Deloitte & Touche LLP was ratified as our independent registered public accounting firm for the Company for the year ending December 31, 2006. The vote was as follows:

Shares Voted "For"     Shares Voted "Against"   Shares Voted "Abstaining"
------------------     ----------------------   -------------------------
    11,710,056                345,050                     7,274

     In addition to the two directors elected above, other members of our Board of Directors include Larry L. DeRoin, George M. Rapport, and Donald
M. Wilkinson.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.1* First Amendment to Employment Agreement, dated August 4, 2006, between Giant Industries, Inc. and Mark B. Cox.

     10.2* First Amendment to Employment Agreement, dated August 4, 2006, between Giant Industries, Inc. and Kim H. Bullerdick.

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

(b)  Reports on Form 8-K: We filed the following reports on Form
     8-K during the quarter for which this report is being filed and subsequently:

     (i) On May 4, 2006, we filed a Form 8-K dated May 4, 2006, containing a press release detailing our earnings for the quarter ended March 31, 2006.

     (ii) On August 8, 2006, we filed a Form 8-K dated August 8,
          2006, containing a press release detailing our earnings for the quarter ended June 30, 2006.

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2006 to be signed on its behalf by the undersigned thereunto duly authorized.

                        GIANT INDUSTRIES, INC.


                        /s/ MARK B. COX
                        -------------------------------------------------
                        Mark B. Cox, Executive Vice President, Treasurer, Chief Financial Officer and Assistant Secretary, on behalf of the Registrant and as the
                        Registrant's Principal Financial Officer

Date: August 8, 2006




































                                   72
63