Form 10-Q
period 2006-09-30
GIANT INDUSTRIES INC
filed 2006-11-14
CIK 856465

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

                           Yes [ ]    No [X]

Number of Common Shares outstanding at November 1, 2006: 14,639,312 shares.

                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                     INDEX


PART I  - FINANCIAL INFORMATION......................................   1

Item 1  - Financial Statements.......................................   1

          Condensed Consolidated Balance Sheets at
          September 30, 2006 and December 31, 2005 (Unaudited).......   1

          Condensed Consolidated Statements of Earnings for the
          Three and Nine Months Ended September 30, 2006 and 2005
          (Unaudited)................................................   2

          Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 2006 and 2005(Unaudited)...  3-4

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)................................................  5-38

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations.............. 39-66

Item 3  - Quantitative and Qualitative Disclosures
          About Market Risk..........................................  66

Item 4  - Controls and Procedures....................................  66

PART II - OTHER INFORMATION..........................................  67

Item 1  - Legal Proceedings..........................................  67

Item 1A - Risk Factors............................................... 67-74

Item 6  - Exhibits and Reports on Form 8-K........................... 75-76

SIGNATURE............................................................  77

                                           PART I
                                    FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                            GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)
                        (In thousands, except shares and per share data)

                                                             September 30,    December 31,
                                                                 2006             2005
                                                             -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.............................      $   51,895       $ 164,280
  Receivables, net......................................         200,267         142,125
  Inventories...........................................         151,135         124,105
  Prepaid expenses and other............................           5,103          10,449
  Deferred income taxes.................................           1,882           1,396
                                                              ----------       ---------
    Total current assets................................         410,282         442,355
                                                              ----------       ---------
Property, plant and equipment...........................         951,574         764,788
Less accumulated depreciation and amortization..........        (318,127)       (297,962)
                                                              ----------       ---------
                                                                 633,447         466,826
                                                              ----------       ---------
Goodwill................................................          50,432          50,607
Other assets............................................          29,698          24,684
                                                              ----------       ---------
                                                              $1,123,859       $ 984,472
                                                              ==========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................      $  149,023       $ 139,710
  Accrued expenses......................................          77,120          68,798
                                                              ----------       ---------
    Total current liabilities...........................         226,143         208,508
                                                              ----------       ---------
Long-term debt..........................................         275,251         274,864
Deferred income taxes...................................         114,306          76,834
Other liabilities.......................................          25,628          24,430
Commitments and contingencies (Note 10)
Stockholders' equity:
  Preferred stock, par value $.01 per share,
    10,000,000 shares authorized, none issued
  Common stock, par value $.01 per share,
    50,000,000 shares authorized, 18,391,292 and
    18,366,077 shares issued............................             184             184
  Additional paid-in capital............................         218,296         216,917
  Retained earnings.....................................         302,134         221,203
  Unearned compensation related to restricted stock.....          (1,629)         (2,014)
                                                              ----------       ---------
                                                                 518,985         436,290
  Less common stock in treasury - at cost,
    3,751,980 shares....................................         (36,454)        (36,454)
                                                              ----------       ---------
    Total stockholders' equity..........................         482,531         399,836
                                                              ----------       ---------
                                                              $1,123,859       $ 984,472
                                                              ==========       =========

See accompanying notes to Condensed Consolidated Financial Statements.

                                             1

                             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                           (Unaudited)
                              (In thousands, except per share data)

                                                         Three Months Ended      Nine Months Ended
                                                            September 30,          September 30,
                                                       ----------------------   ----------------------
                                                          2006        2005        2006        2005
                                                       ----------  ----------   ----------  ----------
Net revenues.........................................  $1,165,948  $1,085,225   $3,174,252  $2,660,309
                                                       ----------  ----------   ----------  ----------
Cost of products sold (excluding depreciation
  and amortization)..................................   1,052,131     920,408    2,879,390   2,295,082
Operating expenses...................................      60,609      53,901      168,619     148,889
Depreciation and amortization........................      11,972       9,973       32,508      30,435
Selling, general and administrative expenses.........      12,836      15,431       36,047      35,072
Net (gain)/loss on disposal/write-down of assets.....        (450)      1,055       (1,041)        835
Gain from insurance settlement due to fire...........     (46,050)          -      (82,003)     (3,688)
                                                       ----------  ----------   ----------  ----------
Operating income.....................................      74,900      84,457      140,732     153,684
Interest expense.....................................      (5,153)     (5,783)     (14,014)    (19,159)
Costs associated with early debt extinguishment......           -          17            -      (2,082)
Amortization of financing costs......................        (399)       (398)      (1,197)     (2,398)
Investment and other income..........................       1,156         479        3,838         967
                                                       ----------  ----------   ----------  ----------
Earnings from continuing operations
  before income taxes................................      70,504      78,772      129,359     131,012
Provision for income taxes...........................      26,461      32,132       48,428      53,776
                                                       ----------  ----------   ----------  ----------
Earnings from continuing operations..................      44,043      46,640       80,931      77,236

Earnings from discontinued operations, net of
  income tax provision of $9.........................           -           -            -          15
                                                       ----------  ----------   ----------  ----------
Net earnings.........................................  $   44,043  $   46,640   $   80,931  $   77,251
                                                       ==========  ==========   ==========  ==========
Net earnings per common share:
  Basic
    Continuing operations............................  $     3.02  $     3.43   $     5.55  $     5.88
    Discontinued operations..........................           -           -            -           -
                                                       ----------  ----------   ----------  ----------
                                                       $     3.02  $     3.43   $     5.55  $     5.88
                                                       ==========  ==========   ==========  ==========
  Assuming dilution
    Continuing operations...........................   $     3.00  $     3.38   $     5.51  $     5.80
    Discontinued operations.........................            -           -            -           -
                                                       ----------  ----------   ----------  ----------
                                                       $     3.00  $     3.38   $     5.51  $     5.80
                                                       ==========  ==========   ==========  ==========

See accompanying notes to Condensed Consolidated Financial Statements.

                                             2


                                GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                            (In thousands)
                                                                               Nine Months Ended
                                                                                 September 30,
                                                                            -----------------------
                                                                               2006         2005
                                                                            ---------     ---------
Cash flows from operating activities:
  Net earnings..........................................................    $  80,931     $  77,251
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization from continuing operations..............       32,508        30,435
  Amortization of financing costs.......................................        1,197         2,398
  Compensation expense related to restricted stock awards...............          291             -
  Deferred income taxes.................................................       36,996        27,566
  Deferred crude oil purchase discounts.................................          789           925
  Payments to deferred compensation plan................................       (1,597)            -
  Net (gain)/loss on the disposal of assets from continuing operations..       (1,041)          835
  Net gain on the disposal of assets from discontinuing operations,
    including assets held for sale......................................            -           (22)
  Gain from insurance settlement due to fire incident...................      (82,003)       (3,688)
  Proceeds from insurance settlement for business
    interruption due to fire incident...................................       48,940             -
  Income tax benefit from exercise of stock options.....................            -           838
  Cash balance pension plan contribution................................       (3,078)       (2,039)
    Changes in operating assets and liabilities:
    (Increase) in receivables...........................................      (46,579)      (98,408)
    (Increase) in inventories...........................................      (23,585)      (31,810)
    Decrease in prepaid expenses........................................        5,315         8,341
    (Increase) in other assets..........................................       (3,346)         (170)
    Increase in accounts payable........................................        9,052        68,022
    Increase in accrued expenses........................................        3,964        20,938
    Increase in other liabilities.......................................        3,564         1,521
                                                                            ---------     ---------
Net cash provided by operating activities...............................       62,318       102,933
                                                                            ---------     ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment.............................     (181,562)      (48,390)
  Acquisition activity..................................................      (22,907)      (39,405)
  Proceeds from assets held for sale....................................            -         1,948
  Proceeds from insurance settlement for property
    damage due to fire incident.........................................       26,800         3,688
  Proceeds from sale of property, plant and equipment and other assets..        2,957         2,213
  Funding of restricted cash escrow funds...............................            -       (21,883)
  Release of restricted cash escrow funds...............................            -        21,883
                                                                            ---------     ---------
Net cash used in investing activities...................................     (174,712)      (79,946)
                                                                            ---------     ---------
Cash flows from financing activities:
  Payments of long-term debt............................................            -       (18,828)
  Proceeds from line of credit..........................................       10,000        51,245
  Payments on line of credit............................................      (10,000)      (53,959)
  Net proceeds from issuance of common stock............................            -        74,406
  Proceeds from exercise of stock options...............................            9           564
  Deferred financing costs..............................................            -        (1,167)
                                                                            ---------     ---------
Net cash provided by financing activities...............................            9        52,261
                                                                            ---------     ---------
Net (decrease)/increase in cash and cash equivalents....................     (112,385)       75,248
  Cash and cash equivalents:
    Beginning of period.................................................      164,280        23,714
                                                                            ---------     ---------
    End of period.......................................................    $  51,895     $  98,962
                                                                            =========     =========
                                             3

Significant Noncash Investing and Financing Activities.

In March 2006, we contributed 25,115 newly issued shares of our common stock, valued at $1,465,000, to our 401(k) plan as a discretionary contribution for the year 2005. We also capitalized approximately $4,648,000 of interest as part of construction in progress. At September 30, 2006, approximately $16,188,000 of purchases of property, plant and equipment had not been paid and, accordingly, were recorded in accounts payable and accrued liabilities. We also recorded a gain of $13,260,000 in connection with the receipt of the final payments from our insurance carriers related to the fire that occurred at our Yorktown refinery in 2005. These payments were received in October 2006.

In the first quarter of 2005, we transferred $118,000 of property, plant and equipment to other assets. In the second quarter of 2005, we contributed 34,196 newly issued shares of our common stock, valued at $972,000, to our 401(k) plan as a discretionary contribution for the year 2004. In connection with our acquisition activity in the third quarter of 2005, we assumed approximately $18,362,000 of liabilities. At September 30, 2005, approximately $5,810,000 of purchases of property, plant and equipment had not been paid and accordingly, were accrued in accounts payable and accrued liabilities.

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

     On August 26, 2006, we entered into an Agreement and Plan of Merger (the "Plan of Merger") with Western Refining, Inc. ("Western") and New Acquisition Corporation ("Merger Sub"). On November 12, 2006, we entered into an Amendment No. 1 to Agreement and Plan of Merger (the "Amendment") with Western and Merger Sub. The Plan of Merger and Amendment are collectively referred to as the "Agreement". If the transaction closes, Western will acquire all of our outstanding shares of common stock for $77.00 per share and we will be merged with Merger Sub and became a wholly-owned subsidiary of Western.

Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, hereafter referred to as generally accepted accounting principles ("GAAP"), for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included. These adjustments and reclassifications are of a normal recurring nature.

     Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Stock-Based Employee Compensation:

     We have a stock-based employee compensation plan that is more fully described in Note 10 to our Annual Report on Form 10-K for the year ended December 31, 2005. On January 1, 2006, we adopted Statement of Financial Accounting Standard ("SFAS") 123R, "Share-Based Payment", that requires us to measure the cost of employee services received in exchange for stock options granted using the fair value method and amortize such costs over the vesting period of such arrangements. The adoption of SFAS 123R did not have a material impact on our financial statements for the three and nine months ended September 30, 2006.

     In prior years, we accounted for this plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation". We used the intrinsic value method to account for stock-based employee compensation. The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine months ended September 30, 2005.

                                              Three Months Ended    Nine Months Ended
                                              September 30, 2005    September 30, 2005
                                              ------------------    ------------------
                                               (In thousands, except per share data)
Net earnings, as reported...................       $46,640              $77,251
Deduct: Total stock-based employee
  compensation expense determined
  under the fair value based method
  for all awards, net of related
  tax effect................................             -                  (24)
                                                   -------              -------
Pro forma net earnings......................       $46,640              $77,227
                                                   =======              =======
Earnings per share:
  Basic - as reported.......................       $  3.43              $  5.88
                                                   =======              =======
  Basic - pro forma.........................       $  3.43              $  5.88
                                                   =======              =======
  Diluted - as reported.....................       $  3.38              $  5.80
                                                   =======              =======
  Diluted - pro forma.......................       $  3.38              $  5.80
                                                   =======              =======

Current Pronouncements

     In November 2004, Financial Accounting Standards Board ("FASB") issued SFAS 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4", which is effective for fiscal years beginning after June 15, 2005. This Statement requires that idle capacity expense, freight, handling costs, and wasted materials (spoilage), regardless of whether these costs are considered abnormal, be treated as current period charges. In addition, this statement requires that allocation of fixed overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 on January 1, 2006 did not have a material impact on our financial statements for the three and nine months ended September 30, 2006.

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

     In September 2006, FASB issued FASB Staff Position ("FSP") No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities", that disallowed the accrue-in-advance method for planned major maintenance activities. Our scheduled turnaround activities are considered planned major maintenance activities. Since we do not use the accrue-in-advance method of accounting for our turnaround activities, this FSP has no impact on our financial statements.

     In September 2006, FASB issued SFAS 157, "Fair Value Measurements", which defines fair value, establishes a frame work for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. This statement is applied in conjunction with other accounting pronouncements that require or permit fair value measurements and, accordingly, this statement does not require any new fair value measurements. Therefore, the adoption of this SFAS 157 is not expected to have a material impact on our financial statements.

     In September 2006, FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which requires an employer to recognize the overfunded or underfunded position of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or a liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. With limited exceptions, this statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This statement is effective for fiscal years ending after December 15, 2006. We anticipate that the provisions of SFAS 158 will require us to recognize an additional $1,540,000 in long-term pension liability with a corresponding charge to accumulated other comprehensive income.

NOTE 2 - INVENTORIES:

     Our inventories consist of the following:

                                          September 30,   December 31,
                                              2006            2005
                                          -------------   ------------
                                                    (In thousands)
First-in, first-out ("FIFO") method:
  Crude oil............................     $ 74,806        $ 77,188
  Refined products.....................      145,785          97,150
  Refinery and shop supplies...........       14,732          13,790
  Merchandise..........................        9,871           7,259
Retail method:
  Merchandise..........................        9,063           8,982
                                            --------        --------
    Subtotal...........................      254,257         204,369
Adjustment for last-in,
  first-out ("LIFO") method............     (103,122)        (80,264)
                                            --------        --------
    Total..............................     $151,135        $124,105
                                            ========        ========

     The portion of inventories valued on a LIFO basis totaled
$97,693,000 and $76,299,000 at September 30, 2006 and December 31, 2005,
respectively. The information in the following paragraph will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at September 30, 2006 and 2005, net earnings and diluted earnings per share would have been (lower)/higher as follows:

                                   Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                   ------------------    ------------------
                                     2006       2005       2006       2005
                                   -------    -------    -------    -------
                                     (In thousands, except per share data)
Net earnings...................    $(7,419)   $14,285    $14,289    $26,531
Diluted earnings per share.....    $ (0.51)   $  1.04    $  0.97    $  1.99

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

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS:

     At September 30, 2006 and December 31, 2005, we had goodwill of $50,432,000 and $50,607,000, respectively.

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

                                           Refining Group    Retail Group  Wholesale Group   Total
                                         ------------------  ------------  ---------------  -------
                                                      Four
                                         Yorktown   Corners
                                         --------   -------
                                                              (In thousands)
Balance as of January 1, 2006..........  $ 21,028   $   125    $ 4,414         $ 25,040     $ 50,607
Goodwill written off related to the
  sale of retail unit..................         -         -        (77)               -          (77)
Goodwill associated with
  purchase of lubricating business*....         -         -          -              500          500
Goodwill reduction associated
  with Dial Oil purchase**.............         -         -          -             (598)        (598)
                                         --------   -------    -------         --------     --------
Balance as of September 30, 2006.......  $ 21,028   $   125    $ 4,337         $ 24,942     $ 50,432
                                         ========   =======    =======         ========     ========

 * See Note 11, "Acquisitions", for additional information regarding the lubricating business purchase.

** Reduction to goodwill for Dial Oil Co. ("Dial Oil") was recorded at the conclusion of the allocation period provided for by SFAS 141, "Business Combinations".

     A summary of the intangible assets that are included in "Other Assets" in the Condensed Consolidated Balance Sheets at September 30, 2006 and December 31, 2005 is presented below:

                                                 September 30, 2006                      December 31, 2005
                                       ------------------------------------   ------------------------------------
                                         Gross                        Net       Gross                        Net
                                       Carrying     Accumulated    Carrying   Carrying     Accumulated    Carrying
                                         Value      Amortization     Value      Value      Amortization     Value
                                       --------     ------------   --------   --------     ------------   --------
                                                                      (In thousands)
Amortized intangible assets:
  Rights-of-way.....................    $ 3,748       $ 2,890      $   858     $ 3,729       $ 2,870      $   859
  Contracts.........................      1,376         1,317           59       1,376         1,227          149
  Licenses and permits..............      1,096           597          499       1,096           503          593
                                        -------       -------      -------     -------       -------      -------
                                          6,220         4,804        1,416       6,201         4,600        1,601
                                        -------       -------      -------     -------       -------      -------
Unamortized intangible assets:
  Liquor licenses...................      9,617             -        9,617       8,335             -        8,335
                                        -------       -------      -------     -------       -------      -------
Total intangible assets.............    $15,837       $ 4,804      $11,033     $14,536       $ 4,600      $ 9,936
                                        =======       =======      =======     =======       =======      =======

     Intangible asset amortization expense for the three and nine months ended September 30, 2006 was approximately $101,000 and $309,000, respectively. Intangible asset amortization expense for the three and nine months ended September 30, 2005 was approximately $121,000 and $320,000, respectively. Estimated amortization expense for the rest of this fiscal year and the next five fiscal years is as follows:

             2006 Remainder....................     $ 101,000
             2007..............................       263,000
             2008..............................       221,000
             2009..............................       219,000
             2010..............................        94,000
             2011..............................        45,000

NOTE 4 - DISCONTINUED OPERATIONS AND ASSET DISPOSALS:

     The following table contains information regarding our discontinued operations, all of which are included in our retail group.

                                   Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                   ------------------    ------------------
                                     2006       2005       2006       2005
                                   -------    -------    -------    -------
                                                 (In thousands)
Net revenues.....................  $     -    $     -    $     -    $     -
                                   -------    -------    -------    -------
Net operating income.............  $     -    $     -    $     -    $     2
Gain on disposal.................        -          -          -         22
                                   -------    -------    -------    -------
Earnings before income taxes.....  $     -    $     -    $     -    $    24
                                   -------    -------    -------    -------
Net earnings.....................  $     -    $     -    $     -    $    15
                                   -------    -------    -------    -------

NOTE 5 - ASSET RETIREMENT OBLIGATIONS:

     SFAS No. 143, "Accounting for Asset Retirement Obligations", addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation ("ARO") be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost ("ARC") is capitalized as part of the carrying amount of the long-lived asset. Our legally restricted assets that are set aside for purposes of settling ARO liabilities are approximately $367,000 as of September 30, 2006 and are included in "Other Assets" on our Condensed Consolidated Balance Sheets. These assets are set aside to fund costs associated with the closure of certain solid waste management facilities.

     In March 2005, FASB issued Interpretation 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). This interpretation clarifies the term conditional ARO as used in SFAS No. 143. Conditional ARO refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional ARO if the fair value of the liability can be reasonably estimated. Clarity is also provided regarding when an entity would have sufficient information to reasonably estimate the fair value of an ARO. We applied FIN 47 as of December 31, 2005.

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

     The following table reconciles the beginning and ending aggregate carrying amount of our ARO's for the nine months ended September 30, 2006 and the year ended December 31, 2005.

                                        September 30,   December 31,
                                            2006            2005
                                        -------------   ------------
                                                (In thousands)
Liability beginning of year...........     $2,625          $2,272
Liabilities incurred..................        176             322
Liabilities settled...................        (54)           (150)
Accretion expense.....................         12             181
                                           ------          ------
Liability end of period...............     $2,759          $2,625
                                           ======          ======

     Our ARO's are recorded in "Other Liabilities" on our Condensed Consolidated Balance Sheets.

NOTE 6 - LONG-TERM DEBT:

     Our long-term debt consists of the following:

                                                      September 30,   December 31,
                                                          2006            2005
                                                      -------------   ------------
                                                             (In thousands)
11% senior subordinated notes, due 2012, net of
  unamortized discount of $2,640 and $2,882,
  interest payable semi-annually...................     $127,361        $127,119
8% senior subordinated notes, due 2014, net of
  unamortized discount of $2,110 and $2,255,
  interest payable semi-annually...................      147,890         147,745
                                                        --------        --------
  Total                                                 $275,251        $274,864
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

     In addition, subject to certain conditions, we are obligated to offer to repurchase a portion of the notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, we would be required to offer to repurchase all of the notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. As discussed in Note 1, "Organization, Basis of Presentation, Stock-based Employee Compensation and Current Pronouncements", we have entered into a merger Agreement with Western. We believe that the closing of the transaction contemplated by the Agreement will constitute a change in control under the indentures. In addition, pursuant to the agreement, Western may require us to tender for the notes. The terms of such a tender could be different than the terms of an offer to repurchase pursuant to the notes. At September 30, 2006, retained earnings available for dividends under the most restrictive terms of the indentures were approximately $118,917,000. We are, however, prohibited by the terms of the Agreement with Western from paying dividends without the consent of Western.

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

     The interest rate applicable to the Credit Facility is based on various short-term indices. At September 30, 2006, this rate was approximately 6.7% per annum. We are required to pay a quarterly commitment fee of .25% per annum of the unused amount of the facility.

     At September 30, 2006, there were no direct borrowings outstanding under the Credit Facility. At September 30, 2006, there were, however, $45,024,000 of irrevocable letters of credit outstanding, primarily to crude oil suppliers, insurance companies, and regulatory agencies. At December 31, 2005, there were no direct borrowings and $66,771,000 of irrevocable letters of credit outstanding primarily to crude oil suppliers, insurance companies, and regulatory agencies.

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

     Our failure to satisfy any of the covenants in the Credit Facility is an event of default under the Credit Facility. The Credit Facility also includes other customary events of default, including, among other things, a cross-default to our other material indebtedness and certain changes of control. We do not anticipate that any of the terms of the Credit Facility will prevent us from completing the transaction with Western described in Note 1, "Organization, Basis of Presentation, Stock-based Employee Compensation and Current Pronouncements".

NOTE 7 - PENSION AND POST-RETIREMENT BENEFITS:

     The components of the net periodic benefit cost are as follows:

                                                         Yorktown
                                                     Cash Balance Plan
                                      ----------------------------------------------
                                       Three Months Ended       Nine Months Ended
                                         September 30,            September 30,
                                      --------------------    ----------------------
                                        2006        2005        2006         2005
                                      --------    --------    --------    ----------
Service cost........................  $376,000    $339,000    $1,129,000  $1,017,000
Interest cost.......................   173,000     168,000       519,000     504,000
Expected return on plan assets......  (114,000)    (69,000)     (342,000)   (208,000)
Amortization of prior service cost..         -     (27,000)            -     (80,000)
Amortization of net loss............         -      15,000             -      45,000
                                      --------    --------    ----------  ----------
Net periodic benefit cost...........  $435,000    $426,000    $1,306,000  $1,278,000
                                      ========    ========    ==========  ==========

                                                        Yorktown
                                                  Retiree Medical Plan
                                      --------------------------------------------
                                       Three Months Ended      Nine Months Ended
                                         September 30,           September 30,
                                      --------------------    --------------------
                                        2006        2005        2006        2005
                                      --------    --------    --------    --------
Service cost........................  $ 79,000    $ 55,000    $ 236,000   $165,000
Interest cost.......................    75,000      55,000      225,000    165,000
Amortization of net loss............    25,000       4,000       75,000     12,000
                                      --------    --------    ---------   --------
Net periodic benefit cost...........  $179,000    $114,000    $ 536,000   $342,000
                                      ========    ========    =========   ========

     In September 2006, we made a cash contribution of $3,078,000 to the Cash Balance Plan for the 2005 plan year.

     In September 2006, FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". See Note 1, "Organization, Basis of Presentation, Stock-Based Employee Compensation and Current Pronouncements", for a further discussion of this new pronouncement.

NOTE 8 - EARNINGS PER SHARE:

     The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended     Nine Months Ended
                                                       September 30,          September 30,
                                                    ---------------------  ---------------------
                                                       2006        2005       2006       2005
                                                    ----------  ---------  ----------  ---------
Numerator                                                           (In thousands)

Earnings from continuing operations..............   $   44,043  $  46,640  $   80,931  $  77,236
Earnings from discontinued operations............            -          -           -         15
                                                    ----------  ---------  ----------  ---------
Net earnings.....................................   $   44,043  $  46,640  $   80,931  $  77,251
                                                    ==========  =========  ==========  =========

                                                     Three Months Ended       Nine Months Ended
                                                        September 30,            September 30,
                                                    ---------------------   ----------------------
                                                       2006        2005        2006        2005
                                                    ----------  ---------   ----------  ----------
Denominator

Basic - weighted average shares outstanding......   14,601,212  13,611,847  14,594,953  13,137,526
Effect of dilutive stock options.................       73,589     174,937      73,203     187,160
Effect of dilutive restricted stock grants.......       11,518           -       9,749           -
                                                    ----------  ----------  ----------  ----------
Diluted - weighted average shares outstanding....   14,686,319  13,786,784  14,677,905  13,324,686
                                                    ==========  ==========  ==========  ==========

                                                     Three Months Ended      Nine Months Ended
                                                       September 30,           September 30,
                                                    ---------------------  ---------------------
                                                       2006        2005       2006       2005
                                                    ----------  ---------  ----------  ---------
Basic earnings per share
Earnings from continuing operations..............   $     3.02  $    3.43  $     5.55  $    5.88
Earnings from discontinued operations............            -          -           -          -
                                                    ----------  ---------  ----------  ---------
Net earnings.....................................   $     3.02  $    3.43  $     5.55  $    5.88
                                                    ==========  =========  ==========  =========

                                                     Three Months Ended      Nine Months Ended
                                                       September 30,           September 30,
                                                    ---------------------  ---------------------
                                                       2006        2005       2006       2005
                                                    ----------  ---------  ----------  ---------
Diluted earnings per share
Earnings from continuing operations..............   $     3.00  $    3.38  $     5.51  $    5.80
Earnings from discontinued operations............            -          -           -          -
                                                    ----------  ---------  ----------  ---------
Net earnings.....................................   $     3.00  $    3.38  $     5.51  $    5.80
                                                    ==========  =========  ==========  =========

     In March 2006, we contributed 25,115 newly issued shares of our common stock, valued at $1,465,000, to our 401(k) plan as a discretionary contribution for the year 2005. In March 2005, we issued 1,000,000 shares of common stock in an underwritten public offering and received proceeds of approximately $22,349,000, net of expenses. In April 2005, we contributed 34,196 newly issued shares of our common stock, valued at $972,000, to our 401(k) plan as a discretionary contribution for the year 2004. In September 2005, we issued 1,000,000 shares of our common stock and received approximately $52,057,000, net of expenses.

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

RETAIL GROUP

     Our retail group operates service stations, which include convenience stores or kiosks. Our service stations sell various grades of gasoline, diesel fuel, general merchandise, including tobacco and alcoholic and nonalcoholic beverages, and food products to the general public. Our refining group or our wholesale group supplies the gasoline and diesel fuel that our retail group sells. We purchase general merchandise and food products from various suppliers. At September 30, 2006, our retail group operated 153 service stations with convenience stores or kiosks. These service stations include 12 service stations acquired in the 2005 acquisition of Dial Oil and 21 operating service stations acquired from Amigo Petroleum Company ("Amigo") in August 2006. See Note 11, "Acquisitions", for further discussion of this acquisition.

WHOLESALE GROUP

     Our wholesale group consists of Phoenix Fuel, Dial Oil (which was acquired on July 12, 2005), and two bulk petroleum distribution plants acquired from Amigo in August 2006. See Note 11, "Acquisitions", for further discussion of this acquisition. Our wholesale group primarily distributes commercial wholesale petroleum products. Our wholesale group includes several lubricant and bulk petroleum distribution plants, unmanned fleet fueling operations, a bulk lubricant terminal facility, and a fleet of finished product and lubricant delivery trucks. In the second quarter of 2006, 12 service stations acquired in the Dial Oil transaction were transferred for reporting purposes from the wholesale group to our retail group. We purchase petroleum fuels and lubricants from suppliers and to a lesser extent from our refining group.

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

     Disclosures regarding our reportable segments with a reconciliation to consolidated totals for the three and nine months ended September 30, 2006 and 2005, are presented below. The tables pertaining to the three and nine months ended September 30, 2006 include the results of Dial Oil, which was acquired on July 12, 2005, and Amigo, the assets of which were acquired in August 2006. See Note 11, "Acquisitions", for further disclosures. The tables pertaining to the three and nine months ended September 30, 2005 include the results of Dial Oil, which was acquired on July 12, 2005, but do not include the results of Amigo, the assets of which were acquired in August 2006. See Note 11, "Acquisitions", for further disclosures.

     We have also reclassed the tables pertaining to the three and nine months ended September 30, 2005 to conform to the current year presentation because the results of 12 service stations that were part of the Dial Oil acquisition are currently reported in the results of operations pertaining to our retail segment but were previously reported in our wholesale segment. These reclassifications had no affect on our results of operations.

                                                  As of and for the Three Months Ended September 30, 2006
                                            -------------------------------------------------------------------
                                            Refining     Retail   Wholesale           Reconciling
                                             Group       Group**    Group***  Other      Items     Consolidated
                                            -------------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $  170,452
    Yorktown operations..................      505,436
                                            ----------
      Total..............................   $  675,888  $131,723  $284,942  $      -  $       -   $1,092,553
  Merchandise and lubricants.............            -    43,175    20,416         -          -       63,591
  Other..................................        3,232     5,387     1,095        90          -        9,804
                                            ----------  --------  --------  --------  ---------   ----------
      Total..............................      679,120   180,285   306,453        90          -    1,165,948
                                            ----------  --------  --------  --------  ---------   ----------
Inter-segment net revenues:
  Finished products......................      130,180         -    41,906         -   (172,086)           -
  Merchandise and lubricants.............            -         -        41         -        (41)           -
  Other..................................        5,302         -       155         -     (5,457)           -
                                            ----------  --------  --------  --------  ---------   ----------
      Total..............................      135,482         -    42,102         -   (177,584)           -
                                            ----------  --------  --------  --------  ---------   ----------
Total net revenues from
  continuing operations..................   $  814,602  $180,285  $348,555  $     90  $(177,584)  $1,165,948
                                            ==========  ========  ========  ========  =========   ==========
Operating income/(loss):
  Four Corners operations................   $   24,572
  Yorktown operations*...................         (802)
                                            ----------
      Total operating (loss)/income
        before corporate allocation......   $   23,770  $  8,212  $  5,202  $ (8,784) $  46,500   $   74,900
Corporate allocation.....................       (4,076)   (2,719)   (1,091)    7,886          -            -
                                            ----------  --------  --------  --------  ---------   ----------
  Operating income/(loss) from
    continuing operations................   $   19,694  $  5,493  $  4,111  $   (898) $  46,500       74,900
                                            ==========  ========  ========  ========  =========
Interest expense.........................                                                             (5,153)
Amortization of financing costs..........                                                               (399)
Investment and other income..............                                                              1,156
                                                                                                  ----------
Earnings from continuing operations
  before income taxes....................                                                         $   70,504
                                                                                                  ==========
Depreciation and amortization:
  Four Corners operations................   $    4,229
  Yorktown operations....................        4,644
                                            ----------
      Total from continuing operations...   $    8,873  $  1,944  $    844  $    311  $      -    $   11,972
                                            ==========  ========  ========  ========  ========    ==========
Total assets.............................   $  768,471  $136,413  $162,110  $ 56,865  $      -    $1,123,859
Capital expenditures.....................   $   49,141  $  2,663  $    744  $    395  $      -    $   52,943

  *Excludes $46,050,000 gain from insurance settlement due to fire.
 **Includes the results of 12 convenience stores acquired in the Dial Oil acquisition and 21 operating convenience stores that were acquired from Amigo in August 2006.
***Includes the results of two bulk petroleum distribution plants that were acquired from Amigo in August 2006.

                                           As of and for the Three Months Ended September 30, 2005 (Reclassed)
                                            ----------------------------------------------------------------
                                            Refining   Retail   Wholesale          Reconciling
                                              Group    Group*     Group     Other     Items     Consolidated
                                            ----------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $158,251
    Yorktown operations..................    483,941
                                            --------
      Total..............................   $642,192  $108,276  $270,449  $      -   $       -    $1,020,917
  Merchandise and lubricants.............          -    40,527    15,135         -           -        55,662
  Other..................................      3,520     4,050     1,009        67           -         8,646
                                            --------  --------  --------  --------   ---------    ----------
      Total..............................    645,712   152,853   286,593        67           -     1,085,225
                                            --------  --------  --------  --------   ---------    ----------
Intersegment net revenues:
  Finished products......................     95,704         -    21,978         -    (117,682)            -
  Merchandise and lubricants.............          -         -        14         -         (14)            -
  Other..................................      5,026         -       127         -      (5,153)            -
                                            --------  --------  --------  --------   ---------    ----------
      Total..............................    100,730         -    22,119         -    (122,849)            -
                                            --------  --------  --------  --------   ---------    ----------
Total net revenues from
  continuing operations..................   $746,442  $152,853  $308,712  $     67   $(122,849)   $1,085,225
                                            ========  ========  ========  ========   =========    ==========
Operating income (loss):
  Four Corners operations................   $ 32,968
  Yorktown operations....................     52,288
                                            --------
      Total operating income (loss)
        before corporate allocation......   $ 85,256  $  4,377  $  7,577  $(11,698)  $  (1,055)   $   84,457
Corporate allocation.....................     (6,073)   (3,820)   (1,304)   11,197           -             -
                                            --------  --------  --------  --------   ---------    ----------
  Operating income (loss) from
    continuing operations................   $ 79,183  $    557  $  6,273  $   (501)  $  (1,055)       84,457
                                            ========  ========  ========  ========   =========
Interest expense.........................                                                             (5,783)
Costs associated with early
  debt extinguishment....................                                                                 17
Amortization of financing costs..........                                                               (398)
Investment and other income..............                                                                479
                                                                                                  ----------
Earnings from continuing operations
  before income taxes....................                                                         $   78,772
                                                                                                  ==========
Depreciation and amortization:
  Four Corners operations................   $  4,267
  Yorktown operations....................      2,653
                                            --------
      Total from continuing operations...   $  6,920  $  2,155  $    696  $    202   $       -    $    9,973
                                            ========  ========  ========  ========   =========    ==========
Total assets.............................   $585,563  $104,302  $173,983  $110,597   $       -    $  974,445
Capital expenditures.....................   $ 27,692  $  1,221  $    528  $    252   $       -    $   29,693

*Includes the results of 12 convenience stores acquired in the Dial Oil acquisition.

                                                   As of and for the Nine Months Ended September 30, 2006
                                            -------------------------------------------------------------------
                                            Refining     Retail   Wholesale           Reconciling
                                             Group       Group**    Group***  Other      Items     Consolidated
                                            -------------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $  485,409
    Yorktown operations..................    1,290,186
                                            ----------
      Total..............................   $1,775,595  $350,020  $835,398  $      -  $       -   $2,961,013
  Merchandise and lubricants.............            -   119,677    58,001         -          -      177,678
  Other..................................       17,043    15,073     3,221       224          -       35,561
                                            ----------  --------  --------  --------  ---------   ----------
      Total..............................    1,792,638   484,770   896,620       224          -    3,174,252
                                            ----------  --------  --------  --------  ---------   ----------
Inter-segment net revenues:
  Finished products......................      343,762         -    98,643         -   (442,405)           -
  Merchandise and lubricants.............            -         -        59         -        (59)           -
  Other..................................       16,410         -       601         -    (17,011)           -
                                            ----------  --------  --------  --------  ---------   ----------
      Total..............................      360,172         -    99,303         -   (459,475)           -
                                            ----------  --------  --------  --------  ---------   ----------
Total net revenues from
  continuing operations..................   $2,152,810  $484,770  $995,923  $    224  $(459,475)  $3,174,252
                                            ==========  ========  ========  ========  =========   ==========
Operating income/(loss):
  Four Corners operations................   $   71,180
  Yorktown operations*...................      (17,018)
                                            ----------
      Total operating (loss)/income
        before corporate allocation......   $   54,162  $ 13,901  $ 12,904  $(23,279) $  83,044   $  140,732
Corporate allocation.....................      (10,542)   (7,399)   (2,997)   20,938          -            -
                                            ----------  --------  --------  --------  ---------   ----------
  Operating income/(loss) from
    continuing operations................   $   43,620  $  6,502  $  9,907  $ (2,341) $  83,044      140,732
                                            ==========  ========  ========  ========  =========
Interest expense.........................                                                            (14,014)
Amortization of financing costs..........                                                             (1,197)
Investment and other income..............                                                              3,838
                                                                                                  ----------
Earnings from continuing operations
  before income taxes....................                                                         $  129,359
                                                                                                  ==========
Depreciation and amortization:
  Four Corners operations................   $   12,186
  Yorktown operations....................       11,060
                                            ----------
      Total from continuing operations...   $   23,246  $  6,070  $  2,396  $    796  $      -    $   32,508
                                            ==========  ========  ========  ========  ========    ==========
Total assets.............................   $  768,471  $136,413  $162,110  $ 56,865  $      -    $1,123,859
Capital expenditures.....................   $  173,202  $  4,474  $  2,988  $    898  $      -    $  181,562

   *Excludes $82,003,000 gain from insurance settlement due to fire.
 **Includes the results of 12 convenience stores acquired in the Dial Oil acquisition and 21 operating convenience stores that were acquired from Amigo in August 2006.
***Includes the results of two bulk petroleum distribution plants that were acquired from Amigo in August 2006.

                                             As of and for the Nine Months Ended September 30, 2005 (Reclassed)
                                            ----------------------------------------------------------------
                                            Refining   Retail   Wholesale          Reconciling
                                              Group    Group*     Group     Other     Items     Consolidated
                                            ----------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $  428,402
    Yorktown operations..................    1,193,325
                                            ----------
      Total..............................   $1,621,727  $248,404  $624,253  $      -   $       -    $2,494,384
  Merchandise and lubricants.............            -   108,139    33,785         -           -       141,924
  Other..................................        9,415    12,109     2,099       378           -        24,001
                                            ----------  --------  --------  --------   ---------    ----------
      Total..............................    1,631,142   368,652   660,137       378           -     2,660,309
                                            ----------  --------  --------  --------   ---------    ----------
Intersegment net revenues:
  Finished products......................      206,956         -    55,823         -    (262,779)            -
  Merchandise and lubricants.............            -         -        14         -         (14)            -
  Other..................................       14,491         -       127         -     (14,618)            -
                                            ----------  --------  --------  --------   ---------    ----------
      Total..............................      221,447         -    55,964         -    (277,411)            -
                                            ----------  --------  --------  --------   ---------    ----------
Total net revenues from
  continuing operations..................   $1,852,589  $368,652  $716,101  $    378   $(277,411)   $2,660,309
                                            ==========  ========  ========  ========   =========    ==========
Operating income (loss):
  Four Corners operations................   $   58,978
  Yorktown operations....................       97,250
                                            ----------
      Total operating income (loss)
        before corporate allocation......   $  156,228  $  5,812  $ 14,091  $(25,298)  $   2,875    $  153,708
Corporate allocation.....................      (13,184)   (7,918)   (2,626)   23,728           -             -
                                            ----------  --------  --------  --------   ---------    ----------
Total operating income (loss) after
  corporate allocation...................      143,044    (2,106)   11,465    (1,570)      2,875       153,708
Discontinued operations (gain)...........            -        (2)        -         -         (22)          (24)
                                            ----------  --------  --------  --------   ---------    ----------
  Operating income (loss) from
    continuing operations................   $  143,044  $ (2,108) $ 11,465  $ (1,570)  $   2,853       153,684
                                            ==========  ========  ========  ========   =========
Interest expense.........................                                                              (19,159)
Costs associated with early
  debt extinguishment....................                                                               (2,082)
Amortization of financing costs..........                                                               (2,398)
Investment and other income..............                                                                  967
                                                                                                    ----------
Earnings from continuing operations
  before income taxes....................                                                           $  131,012
                                                                                                    ==========
Depreciation and amortization:
  Four Corners operations................   $   12,438
  Yorktown operations....................        7,949
                                            ----------
      Total from continuing operations...   $   20,387  $  7,892  $  1,582  $    574   $       -    $   30,435
                                            ==========  ========  ========  ========   =========    ==========
Total assets.............................   $  585,563  $104,302  $173,983  $110,597   $       -    $  974,445
Capital expenditures.....................   $   51,416  $  3,231  $  1,562  $  1,181   $       -    $   57,390

*Includes the results of 12 convenience stores acquired in the Dial Oil acquisition.

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

     As of September 30, 2006 and December 31, 2005, we had environmental liability accruals of approximately $4,432,000 and $4,941,000, respectively, which are summarized below, and litigation accruals in the aggregate of approximately $265,000 and $990,000, respectively. Environmental accruals are recorded in the current and long-term sections of our Condensed Consolidated Balance Sheets. Litigation accruals are recorded in the current section of our Consolidated Balance Sheets.

                           SUMMARY OF ACCRUED ENVIRONMENTAL CONTINGENCIES
                                          (In thousands)

                                           December 31,   Increase              September 30,
                                               2005      (Decrease)   Payments      2006
                                           ------------  ----------   --------  -------------
Yorktown Refinery........................... $ 3,540       $    -       $ (461)    $ 3,079
Bloomfield Refinery.........................     229            -            -         229
Farmington Refinery.........................     570            -            -         570
Bloomfield Tank Farm (Old Terminal).........      42            -          (10)         32
Bloomfield - River Terrace..................      46           (5)         (41)          -
Other Projects..............................     514          138         (130)        522
                                             -------       ------       ------     -------
   Totals..................................  $ 4,941       $  133       $ (642)    $ 4,432
                                             =======       ======       ======     =======

     Approximately $3,910,000 of our environmental accrual is for the following projects discussed below:

     - $3,079,000 and $229,000, respectively, for environmental obligations assumed in connection with our acquisitions of the Yorktown refinery and the Bloomfield refinery;

     - $570,000 for the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of our inactive Farmington refinery; and

     - $32,000 for remediation of hydrocarbon contamination on and adjacent to the 5.5 acres that we own in Bloomfield, New Mexico.

     The remaining $522,000 of the accrual relates to:

     - closure of certain solid waste management units at the Ciniza refinery;

     - closure of the Ciniza refinery land treatment facility, including post-closure expenses; and

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

     Based on the RA/CMS, EPA issued a proposed cleanup plan for public comment in December 2003 setting forth preferred corrective measures for remediating soil, groundwater, sediment, and surface water contamination at the refinery. Following the public comment period, EPA issued its final remedy decision and response to comments in April 2004. In August 2006, we agreed with EPA on the terms of the final administrative consent order, pursuant to which we will implement our cleanup plan.

     Our most current estimate of expenses associated with the consent order is between approximately $30,000,000 ($22,500,000 of which we believe is subject to reimbursement by BP) and $40,000,000 ($32,500,000 of which we believe is subject to reimbursement by BP). We anticipate that these expenses will be incurred over a period of approximately
35 years from August 2006. We believe that between approximately $12,000,000 and $16,000,000 of this amount will be incurred over an initial four-year period, and additional expenditures of between approximately $12,000,000 and $16,000,000 will be incurred over the following four-year period, with the remainder thereafter. These estimates assume that EPA will agree with the design and specifications of our cleanup plan. These estimates also could change as a result of factors such as changes in costs of labor and materials. We currently have $3,079,000 recorded as an environmental liability for this project, which reflects our belief that BP is responsible for reimbursing us for expenditures on this project that exceed this amount and also reflects expenditures previously incurred in connection with this matter. BP's total liability for reimbursement under the refinery purchase agreement, including liability for environmental claims, is limited to $35,000,000.

     As part of the consent order cleanup plan, the facility's underground sewer system will be cleaned, inspected, and repaired as needed. This sewer work is scheduled to begin during the construction of the corrective action management unit and related remediation work and is included in our associated cost estimate. We anticipate that construction of the corrective action management unit and related remediation work, as well as sewer system inspection and repair, will be completed approximately seven to eight years after EPA approves our clean-up plan and authorizes its implementation.

BLOOMFIELD REFINERY ENVIRONMENTAL OBLIGATIONS

     In connection with the acquisition of the Bloomfield refinery, we assumed certain environmental obligations including the seller's obligations under an administrative order issued by EPA in 1992 pursuant to RCRA. We believe some of the requirements of the draft New Mexico Environment Department ("NMED") order discussed below under the caption "Bloomfield Refinery - NMED Draft Order" may duplicate some of the requirements of the 1992 order. We anticipate that discussions will be held with EPA and NMED concerning their respective requirements for investigation and remediation at the Bloomfield refinery. As of September 30, 2006, we had $229,000 recorded as an environmental liability for this project. For a further discussion of this matter, refer to Note 17, "Commitments and Contingencies", in our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

FARMINGTON REFINERY MATTERS

     In 1973, we constructed the Farmington refinery, which we operated until 1982. In 1985, we became aware of soil and shallow groundwater contamination at this property. Our environmental consulting firms identified several areas of contamination in the soils and shallow groundwater underlying the Farmington property. One of our consultants indicated that contamination attributable to past operations at the Farmington property has migrated off the refinery property, including a hydrocarbon plume that appears to extend no more than 1,800 feet south of the refinery property. Our remediation activities are ongoing under the supervision of the New Mexico Oil Conservation Division ("OCD"), although OCD has not issued a cleanup order. As of September 30, 2006, we had $570,000 recorded as an environmental liability for this project.

BLOOMFIELD TANK FARM (OLD TERMINAL)

     We have discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank that was located in Bloomfield, New Mexico. We believe that all or a portion of the tank and the 5.5 acres we own on which the tank was located may have been a part of a refinery owned by various other parties, that to our knowledge, ceased operations in the early 1960s. We received approval to conduct a pilot bioventing project to address remaining contamination at the site, which was completed in 2001. Based on the results of the pilot project, we submitted a remediation plan to OCD proposing the use of bioventing to address the remaining contamination. This remediation plan was approved by OCD in 2002. We will continue remediation until natural attenuation has completed the process of groundwater remediation. As of September 30, 2006, we had $32,000 recorded as an environmental liability for this project.

YORKTOWN CONSENT DECREE

     In connection with the acquisition of the Yorktown refinery, we assumed BP's responsibilities related to the Yorktown refinery under a consent decree among various parties covering many locations (the "Consent Decree"). We have substantially completed the modifications required by the Consent Decree, and have expended approximately $24,000,000 in connection with this matter through the third quarter of 2006. We expect to spend approximately $1,000,000 through 2008 in connection with our remaining obligations under the Consent Decree. Since our expenditures for this matter do not involve soil removal or similar cleanup activities, we have not recorded an environmental liability for this project and will capitalize or expense expenditures when incurred. For a further discussion of this matter, refer to Note 17, "Commitments and Contingencies", in our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

BLOOMFIELD REFINERY - NMED DRAFT ORDER

     On June 21, 2006, we received a draft administrative compliance order from NMED alleging that releases of contaminants and hazardous substances that have occurred at the Bloomfield refinery over the course of its operation have resulted in soil and groundwater contamination. Among other things, the draft order requires that we:

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

     The draft order was open for public comments for 60 days. We submitted comments during the public comment period. NMED will issue a response to all written comments but has not yet done so. We anticipate further discussions with NMED prior to issuance of a final order. We currently do not know the nature and extent of any cleanup actions that may be required under the final order and, accordingly, have not recorded a liability for this matter.

BLOOMFIELD REFINERY - OCD COMPLIANCE ORDER

     On September 19, 2005, we received an Administrative Compliance Order from OCD alleging that: (1) we had failed to notify OCD of hydrocarbon discharges discovered seeping into two small gullies, or draws, on the refinery site; (2) we had allowed contaminants to enter the San Juan River from the refinery's river terrace area; and (3) we had failed to comply with certain conditions of the refinery's groundwater discharge plan. In March 2006, we reached a settlement with OCD in the form of a consent order and paid a civil penalty of $30,000. The settlement requires that we apply for a discharge plan modification. The discharge plan modification must include a comprehensive action plan for the investigation and remediation of contaminated soil and groundwater at the refinery. Until this plan is completed and a remediation plan is approved by the two agencies with regulatory oversight, OCD and NMED, we cannot reasonably estimate the cost of any associated remediation activities. We believe the requirements of this settlement may duplicate some of the requirements of the draft NMED order discussed above under the caption "Bloomfield Refinery - NMED Draft Order". We anticipate further discussions with OCD and NMED concerning their respective requirements for investigation and remediation at the Bloomfield refinery.

FOUR CORNERS REFINERIES - SETTLEMENT AGREEMENTS

     In July 2005, we reached an administrative settlement with NMED and EPA in the form of consent agreements that resolved certain alleged violations of air quality regulations at our Ciniza and Bloomfield refineries.

     Our settlement does not require us to undertake soil removal or similar cleanup activities and, accordingly, we have not recorded an environmental liability for this matter and will capitalize or expense expenditures when incurred. For a further discussion of this matter, refer to Note 17, "Commitments and Contingencies", in our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 (the "Form 10-K"). The estimated compliance costs contained in the Form 10-K were the best estimates available at that time. The costs that we actually incur, however, may be substantially different from the estimates due to, among other things, changes in costs of labor, materials, and chemical additives, and changes in cost efficiencies of technology. In light of these factors, we believe more accurate estimates of compliance costs will not be available until we are closer in time to implementation of the required projects and have further considered all operational options.

BLOOMFIELD REFINERY - EPA COMPLIANCE ORDER

     On October 12, 2005, we received an Administrative Compliance Order from EPA in connection with a compliance evaluation inspection at the Bloomfield refinery in 2000 and a follow-up inspection in early 2001. We send waste water from the refinery's process units through an oil-water separator, a series of aeration ponds that continue the treatment and processing of oily water, and a series of evaporation ponds, before the water is injected into a permitted deep well. EPA alleged that benzene levels in the aeration ponds exceed permissible RCRA levels. EPA also alleged that we failed to make a RCRA hazardous waste determination in connection with waste water going into the aeration ponds. In May 2006, we reached a settlement with EPA in the form of a consent agreement and paid a civil penalty of $75,000. The settlement requires that we make equipment modifications to reduce benzene levels in the waste water coming from the refinery's process units. We currently estimate that we will incur capital expenditures of approximately $3,400,000 to comply with the settlement, the majority of which will be incurred in 2007. Since the settlement does not require us to undertake any cleanup activities, we have not recorded an environmental liability for this matter.

MTBE LITIGATION

     Lawsuits have been filed in numerous states alleging that MTBE, a blendstock used by many refiners in producing specially formulated gasoline, has contaminated water supplies. MTBE contamination primarily results from leaking underground or aboveground storage tanks. The suits allege MTBE contamination of water supplies owned and operated by the plaintiffs, who are generally water providers or governmental entities. The plaintiffs assert that numerous refiners, distributors, or sellers of MTBE and/or gasoline containing MTBE are responsible for the contamination. The plaintiffs also claim that the defendants are jointly and severally liable for compensatory and punitive damages, costs, and interest. Joint and several liability means that each defendant may be liable for all of the damages even though that party was responsible for only a small part of the damages. We are a defendant in approximately 30 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, and New Mexico. Due to our historical operations in New Mexico, including retail sites, we potentially have greater risk in connection with the New Mexico litigation than in the litigation in the Eastern states where we have only operated since 2002 and have no retail operations. We intend to vigorously defend these lawsuits. Since we have yet to determine if a liability is probable, and we cannot reasonably estimate the amount of any loss associated with these matters, we have not recorded a liability for these lawsuits.

YORKTOWN REFINERY FIRE INCIDENT (2005)

     As previously discussed in our Annual Report on Form 10-K for 2005 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, a fire occurred at our Yorktown refinery on November 25, 2005. Repairs related to this fire were completed in April 2006.

     Our property insurance covered a significant portion of the costs of repairing the Yorktown refinery and our business interruption insurance reimbursed us for a portion of the financial impact of the fire. As of September 30, 2006, we had received $75,740,000 of insurance proceeds consisting of $26,800,000 for property claims and $49,840,000 for business interruption claims. For the nine months ended September 30, 2006, we recorded a gain of $82,003,000 as a result of insurance recoveries received related to the fire. Included in this gain was a $13,260,000 receivable due from the insurance carriers which was received in October 2006. The total amount received in connection with the Yorktown fire was $89,000,000. No more proceeds will be received as all of our claims have been resolved with our insurance carriers.

YORKTOWN REFINERY FIRE INCIDENT (2006)

     On September 30, 2006, a fire occurred at our Yorktown refinery in the processing unit required to produce ultra low sulfur diesel fuel. The affected unit remains shut down, although the rest of the refinery is operating at normal levels. We currently estimate that repairs to the unit will cost approximately $20 million and should be completed by mid-February 2007. Until the unit is repaired, we will sell more heating oil than otherwise would be the case, which is currently a less profitable product than ultra low sulfur diesel.

     We have property insurance coverage with a $1,000,000 deductible that should cover a significant portion of the costs of repairing the ultra low sulfur diesel unit. We also have business interruption insurance coverage that should cover a significant portion of the financial impact of the fire after the policy's 45-day waiting period is exceeded. As of September 30, 2006, we wrote-off approximately $5,000,000 of property, plant and equipment to accounts receivable in connection with the fire.

NOTE 11 - ACQUISITIONS:

     In July 2005, we acquired 100% of the common shares of Dial Oil. In accordance with the conclusion of the allocation period for this acquisition provided for by SFAS 141, "Business Combinations", we recorded a $598,000 reduction in goodwill with a corresponding increase of $180,000 in intangible assets, $139,000 in fixed assets and $279,000 in other miscellaneous assets and liabilities.

     In May 2006, we acquired a lubricating business in El Paso, Texas. We funded this acquisition with cash on hand. The assets acquired primarily include lubricants inventory, fixed assets, and miscellaneous receivables. The acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been preliminarily allocated to tangible and intangible assets acquired based on the fair market values on the date of acquisition. The pro forma effect of the acquisition on Giant's results of operations is immaterial.

     In August 2006, we acquired certain assets from Amigo. We funded this acquisition with cash on hand. These acquired assets include twenty-five convenience stores, two bulk petroleum distribution plants, and a transportation fleet. The acquisition is accounted for using the purchase method of accounting whereby the total purchase price is preliminarily allocated to tangible and intangible assets acquired based on the fair market values on the date of acquisition. The pro forma effect of the acquisition on Giant's results of operations is immaterial.

NOTE 12 - SUBSEQUENT EVENT:

     On October 5, 2006, a pump failure in the alkylation unit at our Ciniza refinery resulted in a fire at the refinery. The fire caused damage to the alkylation unit and an associated unit. The alkylation unit produces high octane blending stock for gasoline. We currently estimate that repairs to the affected units will cost approximately $9 million and should be completed by mid-December of 2006. We have property insurance coverage with a $1,000,000 deductible that should cover a significant portion of the costs of repairing the unit.

     As a result of the fire, all of the refinery's units were shut down for safety reasons. During the restart of the other units at the refinery, the fluid catalytic cracker ("FCC") was damaged. The FCC is a unit that alters the molecular composition of materials sent into the unit in order to produce gasoline, diesel, fuel oil, heating oil, and other products. We currently estimate that the repairs to the FCC will cost less than $1,000,000 and are expected to be completed shortly. We anticipate returning the refinery to normal operations, other than the alkylation unit, by next week.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

     We refine and sell petroleum products and operate service stations and convenience stores. Our operations are divided into three strategic business units: the refining group, the retail group, and the wholesale group. The refining group operates two refineries in the Four Corners area of New Mexico and one refinery in Yorktown, Virginia. The refining group sells its products to wholesale distributors and retail chains. Our retail group operated 153 service stations as of September 30, 2006. This includes 12 service stations acquired in the Dial Oil Co. ("Dial Oil") transaction on July 12, 2005, whose results of operations had previously been included in the wholesale group from the date of the acquisition, and 21 operating convenience stores acquired from Amigo Petroleum Company ("Amigo") in August 2006. Our retail group sells its petroleum products and merchandise to consumers in New Mexico, Arizona and Southern Colorado. Our wholesale group distributes commercial wholesale petroleum products primarily in Arizona and New Mexico.

     In order to maintain and improve our financial performance, we are focused on several critical and challenging objectives. Subject to the provisions of the agreement with Western Refining, Inc. ("Western") discussed below, we will be addressing these objectives in the short-term as well as over the next three to five years. In our view, the most important of these objectives are:

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

     On August 26, 2006, we entered into an Agreement and Plan of Merger (the "Plan of Merger") with Western and New Acquisition Corporation ("Merger Sub"). On November 12, 2006, we entered into an Amendment No. 1 to Agreement and Plan of Merger (the "Amendment") with Western and Merger Sub. The Plan of Merger and Amendment are collectively referred to as the "Agreement". If the transaction closes, Western will acquire all of our outstanding shares of common stock for $77.00 per share and we will be merged with Merger Sub and become a wholly-owned subsidiary of Western. The transaction has been approved by our Board of Directors and the Board of Directors of Western. The closing of the transaction is subject to various conditions, including compliance with the pre-merger notification requirements of the Hart-Scott-Rodino Act, and approval by our stockholders. The transaction is not subject to any financing conditions.

     In connection with the transaction, the parties received a request from the Federal Trade Commission ("FTC") for additional information. The parties are working cooperatively with the FTC staff and intend to respond to the request in a timely manner. The transaction is currently expected to close in the first quarter of 2007.

     Pursuant to the Agreement, we are required to conduct our business in the ordinary course, subject to certain covenants. Among other things, we agreed to take reasonable steps to preserve intact our business organization and goodwill, certain limitations on making capital expenditures, and certain limitations on acquiring new assets and disposing of existing assets. As a result, our pursuit of the above objectives is subject to compliance with the terms of the Agreement.

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

     Below is operating data for our operations:

                                                          Three Months Ended      Nine Months Ended
                                                            September 30,           September 30,
                                                        ---------------------   ---------------------
                                                           2006        2005        2006        2005
                                                        ---------   ---------   ---------   ---------
Refining Group Operating Data:
  Four Corners Operations:
    Crude Oil/NGL Throughput (BPD)..............          26,572      29,867      28,108      29,500
    Refinery Sourced Sales Barrels (BPD)........          27,102      29,096      27,547      29,002
    Average Crude Oil Costs ($/Bbl).............        $  70.50    $  60.59    $  66.87    $  53.30
    Refining Margins ($/Bbl)....................        $  18.31    $  18.08    $  16.97    $  13.21

  Yorktown Operations:
    Crude Oil/NGL Throughput (BPD)..............          70,751      68,201      56,367      67,472
    Refinery Sourced Sales Barrels (BPD)........          68,360      70,936      54,626      68,430
    Average Crude Oil Costs ($/Bbl).............        $  68.92    $  58.05    $  66.65    $  50.75
    Refining Margins ($/Bbl)....................        $   3.81    $  11.25    $   3.40    $   8.52

Retail Group Operating Data:(1)(2)
(Continuing operations only)
  Fuel Gallons Sold (000's).....................          52,426      48,210     147,709     129,090
  Fuel Margins ($/gal)..........................        $   0.25    $   0.20    $   0.19    $   0.16
  Merchandise Sales ($ in 000's)................        $ 43,175    $ 40,527    $119,677    $108,139
  Merchandise Margins...........................              27%         27%         27%         27%
  Operating Retail Outlets at Period End........             153         136         153         136

Wholesale Group Operating Data:
    Fuel Gallons Sold (000's)...................         150,278     138,126     440,256     379,336
    Fuel Margins ($/gal)........................        $   0.07    $   0.08    $   0.06    $   0.07
    Lubricant Sales ($ in 000's)................        $ 18,388    $ 14,081    $ 51,802    $ 31,520
    Lubricant Margins...........................              14%         21%         14%         16%

(1) Includes statistics for 12 retail stores acquired in the Dial Oil transaction on July 12, 2005.
(2) Includes 21 operating stores acquired from Amigo in August 2006 for the three and nine months ended September 30, 2006.

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

                                                          Three Months Ended      Nine Months Ended
                                                            September 30,           September 30,
                                                        ---------------------   ---------------------
                                                           2006        2005        2006        2005
                                                        ---------   ---------   ---------   ---------
AVERAGE PER BARREL
------------------
Four Corners Operation
  Net sales...........................................  $   92.44   $   83.48   $   87.89   $   70.60
  Less cost of products...............................      74.13       65.40       70.92       57.39
                                                        ---------   ---------   ---------   ---------
  Refining margin.....................................  $   18.31   $   18.08   $   16.97   $   13.21
                                                        =========   =========   =========   =========
Yorktown Operation
  Net sales...........................................  $   75.24   $   72.52   $   73.87   $   61.42
  Less cost of products...............................      71.43       61.27       70.47       52.90
                                                        ---------   ---------   ---------   ---------
  Refining margin.....................................  $    3.81   $   11.25   $    3.40   $    8.52
                                                        =========   =========   =========   =========
Consolidated
  Net sales...........................................  $   80.12   $   75.71   $   78.57   $   64.15
  Less cost of products...............................      72.20       62.47       70.62       54.24
                                                        ---------   ---------   ---------   ---------
  Refining margin.....................................  $    7.92   $   13.24   $    7.95   $    9.91
                                                        =========   =========   =========   =========

                                                            Three Months Ended      Nine Months Ended
                                                              September 30,           September 30,
                                                          ---------------------   ----------------------
                                                             2006        2005        2006        2005
                                                          ---------   ---------   ----------   ---------
Reconciliations of refined product sales from
produced products sold per barrel to net revenues

Four Corners Operations
  Average sales price per produced barrel sold..........  $   92.44   $   83.48   $    87.89   $    70.60
  Times refinery sourced sales barrels per day..........     27,102      29,096       27,547       29,002
  Times number of days in period........................         92          92          273          273
                                                          ---------   ---------   ----------   ----------
  Refined product sales from produced products
    sold* (000's).......................................  $ 230,488   $ 223,462   $  660,962   $  558,979
                                                          =========   =========   ==========   ==========

Yorktown Operations
  Average sales price per produced barrel sold..........  $   75.24   $   72.52   $    73.87   $    61.42
  Times refinery sourced sales barrels per day..........     68,360      70,936       54,626       68,430
  Times number of days in period........................         92          92          273          273
                                                          ---------   ---------   ----------   ----------
  Refined product sales from produced products
    sold* (000's).......................................  $ 473,193   $ 473,274   $1,101,616   $1,147,411
                                                          =========   =========   ==========   ==========

Consolidated (000's)
  Sum of refined product sales from produced
    products sold*......................................  $ 703,681   $ 696,736   $1,762,578   $1,706,390
  Purchased product, transportation and other revenues..    110,921      49,706      390,232      146,199
                                                          ---------   ---------   ----------   ----------
  Net revenues..........................................  $ 814,602   $ 746,442   $2,152,810   $1,852,589
                                                          =========   =========   ==========   ==========

*Includes inter-segment net revenues.

                                                          Three Months Ended       Nine Months Ended
                                                            September 30,            September 30,
                                                        ---------------------   -----------------------
                                                           2006        2005        2006         2005
                                                        ---------   ---------   ----------   ----------
Reconciliation of average cost of products
per produced barrel sold to total cost of
products sold (excluding depreciation and
amortization)

Four Corners Operations
  Average cost of products per produced barrel sold...  $   74.13   $   65.40   $    70.92   $    57.39
  Times refinery sourced sales barrels per day........     27,102      29,096       27,547       29,002
  Times number of days in period......................         92          92          273          273
                                                        ---------   ---------   ----------   ----------
  Cost of products for produced products
    sold (000's)......................................  $ 184,835   $ 175,065   $  533,342   $  454,388
                                                        =========   =========   ==========   ==========

Yorktown Operations
  Average cost of products per produced barrel sold...  $   71.43   $   61.27   $    70.47   $    52.90
  Times refinery sourced sales barrels per day........     68,360      70,936       54,626       68,430
  Times number of days in period......................         92          92          273          273
                                                        ---------   ---------   ----------   ----------
  Cost of products for produced products
    sold (000's)......................................  $ 449,232   $ 399,855   $1,050,912   $  988,246
                                                        =========   =========   ==========   ==========

Consolidated (000's)
  Sum of refined cost of produced products sold.......  $ 634,067   $ 574,920   $1,584,254   $1,442,634
  Purchased product, transportation and other
    cost of products sold.............................    103,507      41,174      366,710      121,835
                                                        ---------   ---------   ----------   ----------
  Total cost of products sold (excluding
    depreciation and amortization)....................  $ 737,574   $ 616,094   $1,950,964   $1,564,469
                                                        =========   =========   ==========   ==========

RETAIL GROUP (1)(2)
------------

Fuel Margin
-----------
     Fuel margin is the difference between fuel sales less cost of fuel sales divided by number of gallons sold.

                                                       Three Months Ended      Nine Months Ended
                                                         September 30,          September 30,
                                                     ---------------------   ---------------------
                                                        2006        2005        2006       2005
                                                     ---------   ---------   ---------   ---------
(in 000's except fuel margin per gallon)

Fuel sales........................................   $ 151,969   $ 123,916   $ 403,045   $ 294,410
Less cost of fuel sold............................     138,815     114,179     374,960     273,134
                                                     ---------   ---------   ---------   ---------
Fuel margin.......................................   $  13,154   $   9,737   $  28,085   $  21,276
Number of gallons sold............................      52,426      48,210     147,709     129,090
Fuel margin per gallon............................   $    0.25   $    0.20   $    0.19   $    0.16

Reconciliation of fuel sales to net revenues
(000's)

Fuel sales........................................   $ 151,969   $ 123,916   $ 403,045   $ 294,410
Excise taxes included in sales....................     (20,246)    (15,640)    (53,025)    (46,006)
                                                     ---------   ---------   ---------   ---------
Fuel sales, net of excise taxes...................     131,723     108,276     350,020     248,404
Merchandise sales.................................      43,175      40,527     119,677     108,139
Other sales.......................................       5,387       4,050      15,073      12,109
                                                     ---------   ---------   ---------   ---------
Net revenues......................................   $ 180,285   $ 152,853   $ 484,770   $ 368,652
                                                     =========   =========   =========   =========
Reconciliation of fuel cost of products sold to
total cost of products sold (excluding
depreciation and amortization) (000's)

Fuel cost of products sold........................   $ 138,815   $ 114,179   $ 374,960   $ 273,134
Excise taxes included in cost of products sold....     (20,246)    (15,640)    (53,025)    (46,006)
                                                     ---------   ---------   ---------   ---------
Fuel cost of products sold, net of excise taxes...     118,569      98,539     321,935     227,128
Merchandise cost of products sold.................      31,320      29,535      86,849      78,817
Other cost of products sold.......................       4,163       3,065      11,588       9,494
                                                     ---------   ---------   ---------   ---------
Total cost of products sold (excluding
  depreciation and amortization)..................   $ 154,052   $ 131,139   $ 420,372   $ 315,439
                                                     =========   =========   =========   =========

(1) Includes 12 retail stores acquired in the Dial Oil transaction on July 12, 2005.
(2) Includes 21 operating stores acquired from Amigo in August 2006 for the three and nine months ended September 30, 2006.

WHOLESALE GROUP (1)(2)
---------------

Fuel Margin
-----------
     Fuel margin is the difference between fuel sales less cost of fuel sales divided by number of gallons sold.

                                                       Three Months Ended       Nine Months Ended
                                                         September 30,            September 30,
                                                     ---------------------   -----------------------
                                                        2006        2005        2006         2005
                                                     ---------   ---------   ----------   ----------
(in 000's except fuel margin per gallon)

Fuel sales........................................   $ 375,004   $ 325,784   $1,075,755   $  799,579
Less cost of fuel sold............................     364,420     314,182    1,047,400      773,571
                                                     ---------   ---------   ----------   ----------
Fuel margin.......................................   $  10,584   $  11,602   $   28,355   $   26,008
Number of gallons sold............................     150,278     138,126      440,256      379,336
Fuel margin per gallon............................   $    0.07   $    0.08   $     0.06   $     0.07

Reconciliation of fuel sales to net revenues
(000's)

Fuel sales........................................   $ 375,004   $ 325,784   $1,075,755   $  799,579
Excise taxes included in sales....................     (48,156)    (33,357)    (141,714)    (119,503)
                                                     ---------   ---------   ----------   ----------
Fuel sales, net of excise taxes...................     326,848     292,427      934,041      680,076
Lubricant sales...................................      18,389      14,081       51,802       31,520
Other sales.......................................       3,318       2,204       10,080        4,505
                                                     ---------   ---------   ----------   ----------
Net revenues......................................   $ 348,555   $ 308,712   $  995,923   $  716,101
                                                     =========   =========   ==========   ==========
Reconciliation of fuel cost of products sold to
total cost of products sold (excluding
depreciation and amortization) (000's)

Fuel cost of products sold........................   $ 364,420   $ 314,182   $1,047,400   $  773,571
Excise taxes included in cost of products sold....     (48,156)    (33,357)    (141,714)    (119,503)
                                                     ---------   ---------   ----------   ----------
Fuel cost of products sold, net of excise taxes...     316,264     280,825      905,686      654,068
Lubricant cost of products sold...................      15,796      11,461       44,748       26,787
Other cost of products sold.......................       1,089         259        3,637          724
                                                     ---------   ---------   ----------   ----------
Total cost of products sold (excluding
  depreciation and amortization)..................   $ 333,149   $ 292,545   $  954,071   $  681,579
                                                     =========   =========   ==========   ==========

(1) Includes Phoenix Fuel and wholesale component of Dial Oil.
(2) Dial Oil presents sales and cost of sales, net of excise taxes.

                                                       Three Months Ended      Nine Months Ended
                                                          September 30,           September 30,
                                                     ----------------------  ---------------------
                                                        2006        2005        2006       2005
                                                     ----------  ----------  ----------  ----------
Consolidated
------------
Reconciliation to net revenues reported in
  Condensed Consolidated Statements of Operations
  (000's)

Net revenues - Refinery Group.....................   $  814,602  $  746,442  $2,152,810  $1,852,589
Net revenues - Retail Group.......................      180,285     152,853     484,770     368,652
Net revenues - Wholesale Group....................      348,555     308,712     995,923     716,101
Net revenues - Other..............................           90          67         224         378
Eliminations......................................     (177,584)   (122,849)   (459,475)   (277,411)
                                                     ----------  ----------  ----------  ----------
Total net revenues reported in Condensed
  Consolidated Statements of Operation............   $1,165,948  $1,085,225  $3,174,252  $2,660,309
                                                     ==========  ==========  ==========  ==========
Reconciliation to cost of products sold (excluding
  depreciation and amortization) in Condensed
Consolidated Statements of Operations (000's)

Cost of products sold - Refinery Group
  (excluding depreciation and amortization).......   $  737,574  $  616,094  $1,950,964  $1,564,469
Cost of products sold - Retail Group
  (excluding depreciation and amortization).......      154,052     131,139     420,372     315,439
Cost of products sold - Wholesale Group
  (excluding depreciation and amortization).......      333,149     292,545     954,071     681,579
Eliminations......................................     (177,584)   (122,849)   (459,475)   (277,411)
Other.............................................        4,940       3,479      13,458      11,006
                                                     ----------  ----------  ----------  ----------
Total cost of products sold (excluding
  depreciation and amortization) reported in
  Condensed Consolidated Statements of Operations.   $1,052,131  $  920,408  $2,879,390  $2,295,082
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

     We believe the comparability of our continuing results of operations for the three months ended September 30, 2006 with the same period in 2005 was affected by, among others, the following factor:

     - weaker net refining margins for our Yorktown refinery in 2006 due primarily to the following:

- the processing of relatively high cost feedstocks in a declining crude oil and finished products market, particularly late in the quarter;

        - the purchase of relatively higher priced crude oil because a supplier had a disruption in its operations;

        - relatively higher costs that began in the late spring for a blending component; and

        - delays in putting the ultra low sulfur diesel ("ULSD") unit into operation.

     This factor was partially offset by the following positive factors:

     - stronger net refining margins for our Four Corners refineries for the three months ended in September 2006, due to, among other things:

        - increased sales in our Tier 1 market; and
        - favorable margins due to tight finished product supply in certain of our market areas; and

     - a recorded pre-tax gain of $46,050,000 as a result of insurance proceeds received related to the fire at our Yorktown refinery in 2005.

     We believe the comparability of our continuing results of operations for the nine months ended September 30, 2006 with the same period in 2005 was affected by, among others, the following factor:

     - weaker net refining margins for our Yorktown refinery in 2006, due primarily to the following:

        - the Yorktown fire in the fourth quarter of 2005, which resulted in:

          - a complete shutdown of refinery operations from November 25, 2005 to mid-January, 2006, and a partial shutdown from mid-January, 2006 to late April, 2006;

          - the need to sell feedstocks for the unit damaged in the fire at a lower margin as compared to sales of finished products while the refinery was operating at less than full capacity;

- the processing of relatively high cost feedstocks in a declining crude oil and finished products market, particularly late in the period;

        - the purchase of relatively higher priced crude oil because a supplier had a disruption in its operations;

        - relatively higher costs that began in the late spring for a blending component; and

        - delays in putting the ULSD unit into operation.

     This factor was partially offset by the following positive factors:

     - stronger net refining margins for our Four Corners refineries for the nine months ended September 2006, due to, among other things:

        -  increased sales in our Tier 1 market; and
        - favorable margins due to tight finished product supply in certain of our market areas; and

     - a recorded pre-tax gain of $82,003,000 as a result of insurance proceeds received related to the fire at our Yorktown refinery in 2005.

     EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

     Our earnings from continuing operations before income taxes decreased $8,268,000 and $1,653,000 for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. As noted above, this decrease was primarily due to an operating loss recorded by our Yorktown refinery operations, partially offset by a gain from insurance proceeds received related to the 2005 Yorktown fire.

     YORKTOWN REFINERY

     Our Yorktown refinery operated at an average throughput rate of approximately 70,751 barrels per day in the third quarter of 2006 compared to 68,201 barrels per day in the third quarter of 2005. For the nine months ended September 30, 2006 and 2005, the average throughput rate was 56,367 and 67,472 barrels per day, respectively.

     Refining margins for the third quarter of 2006 were $3.81 per barrel and were $11.25 per barrel for the third quarter of 2005. This decrease in refining margins was due primarily to the following:

     - the processing of relatively high cost feedstocks in a declining crude oil and finished products market, particularly late in the quarter;

     - the purchase of relatively higher priced crude oil because a supplier had a disruption in its operations;

     - relatively higher costs that began in the late spring for a blending component; and

     - delays in putting the ULSD unit into operation.

     Refining margins for the nine months ended September 30, 2006 and 2005 were $3.40 per barrel and $8.52 per barrel, respectively. This decrease in refining margins was due primarily to the following:

     - the Yorktown fire in the fourth quarter of 2005, which resulted in:

        - a complete shutdown of refinery operations from November 25, 2005 to mid-January, 2006, and a partial shutdown from mid-January, 2006 to late April, 2006;

        - the need to sell feedstocks for the unit damaged in the fire at a lower margin as compared to sales of finished products while the refinery was operating at less than full capacity;

     - the processing of relatively high cost feedstocks in a declining crude oil and finished products market, particularly late in the period;

     - the purchase of relatively higher priced crude oil because a supplier had a disruption in its operations;

     - relatively higher costs that began in the late spring for a blending component; and

     - delays in putting the ULSD unit into operation.

     Revenues for our Yorktown refinery increased for the three and nine months ended September 30, 2006 primarily due to an increase in finished product prices.

     Operating expenses for our Yorktown refinery increased for the three and nine months ended September 30, 2006 due to higher outside services and purchased fuel costs, partially offset by decreases in utilities, chemical and catalyst costs.

     Depreciation and amortization expense for our Yorktown refinery increased for the three and nine months ended September 30, 2006 due to depreciation of additional assets that were put into service during the first nine months of 2006.

     FOUR CORNERS REFINERIES

     Our Four Corners refineries operated at an average throughput rate of approximately 26,572 barrels per day in the third quarter of 2006, compared to 29,867 barrels per day in the third quarter of 2005. For the nine months ended September 30, 2006 and 2005, the average throughput rate was 28,108 and 29,500 barrels per day, respectively.

     Refining margins for the third quarter of 2006 were $18.31 per barrel and were $18.08 per barrel for the third quarter of 2005. Refining margins for the nine months ended September 30, 2006 and 2005 were $16.97 per barrel and $13.21 per barrel, respectively.

     Revenues for our Four Corners refineries increased for the three and nine months ended September 30, 2006 primarily due to an increase in finished product prices.

     Operating expenses for our Four Corners refineries increased for the three and nine months ended September 30, 2006 primarily due to higher employee costs, higher costs associated with purchased fuels, catalysts and chemicals, and additional outside services used in connection with our operations.

     Depreciation and amortization expense for our Four Corners refineries decreased slightly for the three and nine months ended
September 30, 2006 as compared to the same period in 2005 due to certain assets being fully depreciated in 2006.

     RETAIL GROUP

     Our retail group currently includes 12 convenience stores acquired in the Dial Oil acquisition in July 2005, and 21 operating convenience stores acquired from Amigo in August 2006. Since the Amigo stores were acquired in the third quarter of 2006, the comparative statistics for the three and nine months ended September 30, 2005 do not include Amigo's 21 operating convenience stores.

     Average fuel margins were $0.25 per gallon for the three months ended September 30, 2006 as compared to $0.20 per gallon for the same period in 2005. Average fuel margins were $0.19 per gallon for the nine months ended September 30, 2006 as compared to $0.16 per gallon for the same period in 2005. Our retail fuel margin per gallon increased slightly for the three and nine months ended September 30, 2006 due to higher finished product sales prices as a result of increased demand.

     Fuel volumes sold for the three and nine months ended September 30, 2006 increased as compared to the same period a year ago due primarily to favorable market conditions, improved demand over the same period in 2005, and the addition of Amigo's 21 convenience stores that were acquired in August 2006.

     Average merchandise margins were 27% for the three and nine months ended September 30, 2006 and September 30, 2005.

     Revenues for our retail group increased for the three and nine months ended September 30, 2006, compared to the same periods in 2005, primarily due to an increase in fuel selling prices, an increase in fuel volumes sold, and the addition of Amigo's 21 convenience stores that were acquired in August 2006.

     Operating expenses increased for the three and nine months ended September 30, 2006 as compared with the same periods in 2005, primarily due to the addition of Amigo's 21 operating convenience stores that were acquired in August 2006 and higher bank charges as a result of higher fuel volumes and prices.

     Depreciation and amortization expense decreased for the three months ended September 30, 2006 as compared to the same period in 2005 due to certain assets being fully depreciated in 2006. Depreciation and amortization expense decreased for the nine months ended September 30, 2006 as compared to the same period in 2005 due to a reduction in amortization for our leasehold improvements and due to certain assets being fully depreciated in 2006.

     WHOLESALE GROUP

     Our wholesale group includes Phoenix Fuel, Dial Oil's wholesale business, and two bulk petroleum plants that were acquired from Amigo in August 2006. Since the Amigo plants were acquired in the third quarter of 2006, the comparative statistics for the three and nine months ended September 30, 2005 do not include the results of these plants.

     Average gasoline and diesel fuel margins for our wholesale group were $0.07 per gallon for the three months ended September 30, 2006 as compared to $0.08 for the same period in 2005. Average gasoline and diesel fuel margins for our wholesale group were $0.06 per gallon for the nine months ended September 30, 2006 as compared to $0.07 for the same period in 2005. The decrease in average gasoline and diesel fuel margins for the three and nine months ended September 30, 2006 was due primarily to less favorable market conditions.

     Fuel volumes for the three and nine months ended September 30, 2006 increased as compared to the same period in 2005 primarily due to the addition of Dial Oil's and Amigo's business to our operations and favorable market conditions.

     Revenues for our wholesale group increased for the three and nine months ended September 30, 2006 primarily due to higher price per gallon sold, the addition of Dial Oil's business and Amigo's assets to our operations, and favorable market conditions.

     Operating expenses for our wholesale group increased for the three and nine months ended September 30, 2006 primarily due to higher fuel costs, higher employee payroll and benefit costs, and the addition of Dial Oil's business and Amigo's assets to our operations.

     Depreciation and amortization expense for our wholesale group increased for the three months and nine ended September 30, 2006 primarily due to the addition of Dial Oil's and Amigo's business to our operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) FROM CONTINUING OPERATIONS

     For the three months ended September 30, 2006, selling, general and administrative expenses decreased by approximately $2,595,000 as compared to the same period in 2005 due primarily to lower management incentive bonus accruals and lower supplemental retirement benefit accruals in the period. For the nine months ended September 30, 2006, selling, general and administrative expenses increased by approximately $975,000 as compared to the same period in 2005 due primarily to higher employee and outside services costs and the addition of Dial Oil's operations to our business, partially offset by lower management incentive bonus accruals.

     INTEREST EXPENSE FROM CONTINUING OPERATIONS

     For the three and nine months ended September 30, 2006, interest expense decreased approximately $630,000 and $5,145,000, respectively, as compared to the same period in 2005. These decreases were primarily due to an increase in interest capitalized to our long-term construction projects, and a reduction in our long-term debt, which was part of our debt reduction strategy implemented beginning in 2002.

     INCOME TAXES FROM CONTINUING OPERATIONS

     The effective tax rates for the three months ended September 30, 2006 and 2005 were approximately 37.5% and 40.8%, respectively. The effective tax rates for the nine months ended September 30, 2006 and 2005 were approximately 37.4% and 41.0%, respectively. The decrease was primarily due to our use of tax credits generated in accordance with the American Jobs Creation Act of 2004. Small refiners also are allowed to claim a credit against income tax of five cents on each gallon of ultra low sulfur diesel fuel they produce, up to a maximum of 25% of the capital costs incurred to comply with the regulations. We are producing ultra low sulfur diesel that qualifies for the credit and began benefiting from this credit starting in 2006.

     DISCONTINUED OPERATIONS

     Discontinued operations include the operations of some of our retail service station/convenience stores. See Note 4 to our Condensed
Consolidated Financial Statements included in Part I, Item 1 for additional information relating to these operations.

OUTLOOK

     We currently believe that our refining fundamentals, overall, are weaker now as compared to the same time last year due, in part, to the narrowing of crack spreads from the post hurricane period of a year ago. Further, we believe that our refining operations will be negatively impacted as a result of the recent fires until our units become fully operational. Same store fuel volumes for our retail group currently are above the prior year's levels, however, fuel margins are lower. In addition, same store merchandise sales for our retail group are above the prior year's level, while same store merchandise margins have remained stable. The wholesale group currently is experiencing stable margins and volumes as compared to the same time last year. Our businesses are, however, very volatile and there can be no assurance that currently existing conditions will continue for any of our business segments.

LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL STRUCTURE

     At September 30, 2006, we had long-term debt of $275,251,000. At December 31, 2005, we had long-term debt of $274,864,000. There was no current portion of long-term debt outstanding at September 30, 2006 or at December 31, 2005.

     The amounts at September 30, 2006 and December 31, 2005 include:

     -  $150,000,000 before discount of 8% senior subordinated notes due
        2014; and

     -  $130,001,000 before discount of 11% senior subordinated notes due
        2012.

     At September 30, 2006, we had a $175,000,000 revolving credit facility. The availability of funds under this facility is the lesser of
(i) $175,000,000, or (ii) the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories. We also have options to increase the size of the facility to up to $250,000,000.

     At September 30, 2006, our long-term debt was 36.3% of total capital. At December 31, 2005, it was 40.7%. Our net debt (long-term debt less cash and cash equivalents) to total net capitalization (long-term debt less cash and cash equivalents plus total stockholders' equity) percentage at September 30, 2006, was 31.6%. At December 31, 2005, this percentage was 21.7%.

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

     We expect to be in compliance with the covenants going forward, and we do not believe that any presently contemplated activities will be constrained. A prolonged period of low refining margins, however, would have a negative impact on our ability to borrow funds and to make expenditures and would have an adverse impact on compliance with our debt covenants. In addition, we believe that the closing of the transaction contemplated by the Agreement with Western will constitute a change of control under the indentures. Furthermore, pursuant to the Agreement with Western, Western may require us to tender for the notes.

     We presently have senior subordinated ratings of "B3" from Moody's Investor Services and "B-" from Standard & Poor's.

     CASH FLOW FROM OPERATIONS

     Our operating cash flow decreased by $40,615,000 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This decrease primarily resulted from a decrease in our operating income as a result of the 2005 Yorktown fire. Our 2006 operating income includes an $82,000,000 gain from our settlement of claims with our insurance carriers in connection with the fire, of which $26,800,000 pertains to proceeds received for property damage, which is included in "investing activities".

     WORKING CAPITAL

     We anticipate that working capital, including that necessary for capital expenditures and debt service, will be funded through existing cash balances, cash generated from operating activities, existing credit facilities, and, if necessary, future financing arrangements. Future liquidity, both short- and long-term, will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. Based on the current operating environment for all of our operations, we believe that we will have sufficient working capital to meet our needs over the next 12-month period. As noted above, however, the transaction with Western is expected to close in the first quarter of 2007.

     Working capital at September 30, 2006 consisted of current assets of $410,282,000 and current liabilities of $226,143,000 or a current ratio of 1.81:1. At December 31, 2005, the current ratio was 2.12:1, with current assets of $442,355,000 and current liabilities of $208,508,000.

     CAPITAL EXPENDITURES AND RESOURCES

     During 2006, we currently expect to spend $230,800,000 on capital expenditures, excluding any acquisitions. Net cash used in investing activities for purchases of property, plant and equipment totaled approximately $181,562,000 for the nine months ended September 30, 2006 and $48,390,000 for the nine months ended September 30, 2005. Expenditures made in 2006 primarily were for operational and environmental projects for the refineries.

     We received proceeds of approximately $2,957,000 from the sale of property, plant and equipment and other assets in the first nine months of 2006 and $2,213,000 for the same period in 2005. In addition, we received $26,800,000 of insurance proceeds for property claims filed as a result of the fire at our Yorktown refinery that occurred in the fourth quarter of 2005. We also have received $48,940,000 of insurance proceeds for claims filed under our business interruption insurance coverage in connection with the fire. In October 2006, we received an additional $13,260,000 of insurance proceeds for property and business interruption claims. The total amount received in connection with the Yorktown fire was $89,000,000. No more proceeds will be received in connection with the 2005 fire at our Yorktown refinery as all of our claims have been resolved with our insurance carriers.

     We continue to monitor and evaluate our assets and may sell additional non-strategic or underperforming assets that we identify as circumstances allow and to the extent permitted under the Western agreement. We also continue to evaluate potential acquisitions in our strategic markets, including lease arrangements, as well as projects that enhance the efficiency and safety of our operations.

     In addition, we continue to investigate other capital improvements to our existing facilities. The amount of capital projects that are actually undertaken in 2006, and in future years, will depend on, among other things, general business conditions and results of operations, and the limits imposed by the Western Agreement.

     DIVIDENDS

     We currently do not pay dividends on our common stock. The Board of Directors will periodically review our policy regarding the payment of dividends. Any future dividends are subject to the results of our operations, declaration by the Board of Directors, existing debt covenants, and the terms of the Western Agreement. The Western Agreement prohibits us from paying dividends without the consent of Western.

     RISK MANAGEMENT

     We are exposed to various market risks, including changes in certain commodity prices and interest rates. To manage these normal business exposures, we may, from time to time, use commodity futures and options contracts to reduce price volatility, to fix margins in our refining and marketing operations, and to protect against price declines associated with our crude oil and finished products inventories. Our policies for the use of derivative financial instruments set limits on quantities, require various levels of approval, and require review and reporting procedures. We do not have any open positions related to this matter at September 30, 2006. We also are prohibited from using derivative financial instruments by the terms of the Western Agreement.

     Our credit facility is floating-rate debt tied to various short-term indices. As a result, our annual interest costs associated with this debt may fluctuate. At September 30, 2006, there were no direct borrowings outstanding under this facility.

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

     We recently renewed our property insurance coverage and our business interruption insurance coverage. Due primarily to the fires experienced at our refineries in 2005 and 2006, the cost of such coverage increased by approximately $12,000,000. In addition, our deductibles were increased and the waiting period for business interruption coverage was lengthened. We also agreed with our insurance carriers that the maximum amount that we can recover for the fires that occurred at Yorktown and Ciniza in 2006 is an aggregate of $30,000,000 unless we agree to an additional increase in our recently revised insurance premiums.

     Credit risk with respect to customer receivables is concentrated in the geographic areas in which we operate and relates primarily to customers in the oil and gas industry. To minimize this risk, we perform ongoing credit evaluations of our customers' financial positions and require collateral, such as letters of credit, in certain circumstances.

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

     -  the initiation or modification of cleanup activities.

     In May 2006, we entered into a consent order with the Environmental Protection Agency and paid a civil penalty of $75,000 to settle an Administrative Compliance Order related to our Bloomfield refinery. For a further discussion of this settlement, see Note 10 to our Condensed Consolidated Financial Statements, captioned "Commitments and
Contingencies".

     In August 2006, we entered into a final administrative consent order with EPA, pursuant to which we will implement the agreed-upon corrective action measures to address certain contaminants at our Yorktown refinery. For a further discussion of this matter, see Note 10 to our Condensed Consolidated Financial Statements, captioned "Commitments and Contingencies".

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

     As a result of the declining production of crude oil in the Four Corners area in recent years, we have not been able to cost-effectively obtain sufficient amounts of crude oil to operate our Four Corners refineries at full capacity. Crude oil utilization rates for our Four Corners refineries have declined from approximately 67% for 2003 to approximately 61% for the first nine months of 2006. Our current projections of Four Corners crude oil production indicate that our crude oil demand will exceed the crude oil supply that is available from local sources for the foreseeable future and that our crude oil capacity utilization rates at our Four Corners refineries will continue to decline unless circumstances change.

     On August 1, 2005, we acquired an idle crude oil pipeline system that originates near Jal, New Mexico and is connected to a company-owned pipeline network that directly supplies crude oil to the Bloomfield and Ciniza refineries. When operational, the pipeline will have sufficient crude oil transportation capacity to allow us to again operate both refineries at maximum rates. In order to operate the pipeline, we will have to obtain approximately 750,000 barrels of linefill.

     Startup of the pipeline is subject to, among other things, a final engineering evaluation of the system. The hydrotesting of the pipeline was completed in July 2006, and we currently are continuing to do the work necessary to re-commission the line. As a result of project delays, it currently is anticipated that the pipeline will become operational in February 2007 with new crude oil at the refineries by the end of the first quarter.

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

     None of these options, however, may prove to be economically viable and all are subject to the terms of the Western Agreement. We cannot assure you that the Four Corners crude oil supply for our Ciniza and Bloomfield refineries will continue to be available at all or on acceptable terms for the long term, that the new pipeline will become operational, or that the additional crude oil supplies accessible via the new pipeline will be available on acceptable terms. Because large portions of the refineries' costs are fixed, any significant interruption or decline in the supply of crude oil or other feedstocks would have an adverse effect on our Four Corners refinery operations and on our overall operations.

     In October 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"), which includes energy related tax provisions that are available to small refiners, including us. Under the Act, small refiners are allowed to deduct for tax purposes up to 75% of capital expenditures incurred to comply with the highway diesel ultra low sulfur regulations adopted by EPA. The deduction is taken in the year the capital expenditure is made. Small refiners also are allowed to claim a credit against income tax of five cents on each gallon of ultra low sulfur diesel fuel they produce, up to a maximum of 25% of the capital costs incurred to comply with the regulations. We are producing ultra low sulfur diesel that qualifies for the credit and began benefiting from this credit starting in 2006.

     EPA has issued rules pursuant to the Clean Air Act that require refiners to reduce the sulfur content of gasoline and diesel fuel. Some refiners began producing gasoline that satisfies low sulfur gasoline standards in 2004, with most refiners required to be in full compliance for all production in 2006. Most refiners also were required to begin producing highway diesel fuel that satisfies ultra low sulfur diesel standards by June 2006. All refiners and importers must be in full compliance with the new standards by the end of 2010. Our Yorktown and Ciniza refineries did not begin producing ultra low sulfur diesel fuel by the June 2006 start date. In May 2006, however, we received temporary relief from EPA that allowed us, subject to certain conditions, to remain in compliance with the low sulfur diesel standards. We subsequently determined that we could comply with the ultra low sulfur standards applicable to our Ciniza refinery without the temporary relief granted by EPA. We also determined that we did not need the relief that EPA had previously granted to our Ciniza and Bloomfield refineries under the geographic phase-in area provisions of the agency's low sulfur gasoline regulations. In September 2006, EPA approved our requests to vacate both the temporary relief granted to our Ciniza refinery under the ultra low sulfur diesel program and the relief that our Ciniza and Bloomfield refineries had received under the geographic phase-in area provisions of the low sulfur gasoline program. For a further discussion of matters relating to our production of gasoline and diesel fuel in relation to EPA's low sulfur standards, refer to the discussion under Risk Factors in
Item 1A in Part II of this Report on Form 10-Q.

     In August 2006, Congress passed the Pension Protection Act of 2006 (the "Pension Act"), which was signed into law by the President. We currently believe the Pension Act will have minimal impact on our benefit programs.

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

     - the risk that the Western transaction will not close on schedule or at all;

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

     - the risk that we will not be able to obtain insurance coverage in future years at affordable premiums, or under reasonable terms, or at all;

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

     - the risk that our current plans for the production of low sulfur fuels at our refineries (including the possible use of catalyst) may not work as anticipated, requiring us to spend more money to produce these fuels than currently anticipated;

     - the risk that we will not qualify to produce diesel credits under EPA's low sulfur program;

     - the risk that EPA will deny our request to utilize gasoline credits generated in 2006 at our Ciniza and Bloomfield refineries;

     - the risk that the value of the diesel credits that we expect to generate at our Ciniza and Bloomfield refineries will not exceed the cost of purchasing the gasoline credits we may need as a result of vacating the election by our Ciniza and Bloomfield refineries under EPA's geographic phase-in area regulations (the "GPA Election");

     - the risk that we will need to purchase more diesel credits for our Yorktown refinery than currently anticipated;

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

     - the risk that we will not be able to renew leases, including service station and tank leases, required in connection with our operations on affordable terms or at all;

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

     - the risk that the quality of crude oil purchased for transportation through the pipeline to our Four Corners refineries will be different than anticipated and will adversely affect our refinery operations;

     - the risk that repairs to the units at our Yorktown and Ciniza refineries damaged by fire in 2006 will cost more to repair than currently estimated or take longer than currently estimated;

     - the risk that we will not receive anticipated amounts of insurance proceeds related to the 2006 fires;

     - the risk that we will be required or choose to undertake additional projects to enhance the safety of our operations;

     - the risk that the Pension Protection Act of 2006 will have a significant impact on us; and

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

ITEM 1A.  RISK FACTORS

     An investment in our common shares involves risk. A discussion of these risks can be found in our Annual Report on Form 10-K for the year ended December 31, 2005 (the "Form 10-K") and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 (collectively, the "Forms 10-Q"). Set forth below are material changes that have occurred to the risk factors disclosed in the Form 10-K and the Forms 10-Q. Before investing in our shares, you should carefully consider the specific factors described below and in the Form 10-K and the Forms 10-Q, together with the cautionary statements under the caption "Forward-Looking Statements" in Item 2 of this Report, and the other information included in this report.

     The risks described below and in the Form 10-K and the Forms 10-Q are not the only ones that we face. Additional risks that are not yet known to us or that we currently think are immaterial could also impair our business, financial condition, or results of operations. If any of the risks actually occurs, our business, financial condition, or results of operations could be adversely affected. In such case, the trading price of our common shares could decline, and you may lose all or part of your investment.

WE ASSUMED LIABILITIES IN CONNECTION WITH THE ACQUISITION OF OUR YORKTOWN
REFINERY

     We assumed certain liabilities and obligations in connection with our purchase of the Yorktown refinery in 2002 from BP Corporation North America Inc. and BP Products North America Inc. (collectively "BP"). Among other things, and subject to certain exceptions, we assumed responsibility for all costs, expenses, liabilities and obligations under environmental, health, and safety laws caused by, arising from, incurred in connection with, or relating to the ownership of the Yorktown refinery or its operation. We agreed to indemnify BP for losses incurred in connection with or related to the liabilities and obligations we have assumed. We only have limited indemnification rights against BP.

     Environmental obligations assumed by us include BP's responsibilities related to the Yorktown refinery under a consent decree among various parties covering many locations (the "Consent Decree"). As applicable to the Yorktown refinery, the Consent Decree requires, among other things, a reduction of nitrous oxides, sulfur dioxide, and particulate matter emissions and upgrades to the refinery's leak detection and repair program. We have substantially completed the modifications required by the Consent Decree, and have expended approximately $24,000,000 through the third quarter of 2006. We expect to expend approximately $1,000,000 through 2008 for the remaining equipment modifications. We do not anticipate any significant increase in current operating expenses when all equipment modifications required by the Consent Decree are completed.

     In connection with the Yorktown acquisition, we also assumed BP's obligations under an administrative order issued in 1991 by EPA under RCRA. The order requires an investigation of certain areas of the refinery and the development of measures to correct any releases of contaminants or hazardous substances found in these areas. A Resource Conservation and Recovery Act Facility Investigation was conducted and approved conditionally by EPA in 2002. Following the investigation, a Risk Assessment/Corrective Measures Study ("RA/CMS") was finalized in 2003, which summarized the remediation measures agreed upon by us, EPA, and the Virginia Department of Environmental Quality ("VDEQ"). The RA/CMS proposes investigation, sampling, monitoring, and cleanup measures, including the construction of an on-site corrective action management unit that would be used to consolidate hazardous solid materials associated with these measures. These proposed actions relate to soil, sludge, and remediation wastes relating to solid waste management units. Groundwater in the aquifers underlying the refinery, and surface water and sediment in a small pond and tidal salt marsh on the refinery property, also are addressed in the RA/CMS.

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

     Our most current estimate of expenses associated with the order is between approximately $30,000,000 ($22,500,000 of which we believe is subject to reimbursement by BP) and $40,000,000 ($32,500,000 of which we believe is subject to reimbursement by BP). We anticipate that these expenses will be incurred over a period of approximately 35 years from August 2006. We believe that between approximately $12,000,000 and $16,000,000 of this amount will be incurred over an initial four-year period, and additional expenditures of between approximately $12,000,000 and $16,000,000 will be incurred over the following four-year period, with the remainder thereafter. These estimates assume that EPA will agree with the design and specifications of our cleanup plan. These estimates also could change as a result of factors such as changes in costs of labor and materials. We may be able to receive reimbursement for some of the expenditures associated with the plan due to the environmental reimbursement provisions included in the purchase agreement for the refinery.

     As part of the consent order cleanup plan, the facility's underground sewer system will be cleaned, inspected and repaired as needed. This sewer work is scheduled to begin during the construction of the corrective action management unit and related remediation work and is included in our associated cost estimate. We anticipate that construction of the corrective action management unit and related remediation work, as well as sewer system inspection and repair, will be completed approximately seven to eight years after EPA approves our clean-up plan and authorizes its implementation.

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

     As previously mentioned in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, a fire occurred at our Yorktown refinery on November 25, 2005. Repairs related to this fire were completed in April 2006. Our property insurance covered a significant portion of the costs of repairing the Yorktown refinery and our business interruption insurance reimbursed us for a portion of the financial impact of the fire. As of September 30, 2006, we had received $75,740,000 of insurance proceeds consisting of $26,800,000 for property claims and $49,840,000 for business interruption claims. For the nine months ended September 30, 2006, we recorded a gain of $82,003,000 as a result of insurance recoveries received related to the fire. Included in this gain was $13,260,000 of receivable from the insurance carriers. The $13,260,000 proceeds were received in October 2006. No more proceeds will be received in connection with the 2005 fire at our Yorktown refinery as all of our claims have been resolved with our insurance carriers.

     On September 30, 2006, a fire occurred at our Yorktown refinery in the processing unit required to produce ultra low sulfur diesel fuel. The affected unit remains shut down, although the rest of the refinery is operating at normal levels. We currently estimate that repairs to the unit will cost approximately $20 million and should be complete by mid-February 2007. Until the unit is repaired, we will sell more heating oil than otherwise would be the case, which is currently a less profitable product than ultra low sulfur diesel. We have property insurance coverage with a $1,000,000 deductible that should cover a significant portion of the costs of repairing the ultra low sulfur diesel unit. We also have business interruption insurance coverage that should cover a significant portion of the financial impact of the fire after the policy's 45-day waiting period is exceeded. As of September 30, 2006, we wrote-off $5,000,000 of property, plant and equipment to accounts receivable in connection with the fire.

     On October 5, 2006, a pump failure in the alkylation unit at our Ciniza refinery resulted in a fire at the refinery. The fire caused damage to the alkylation unit and an associated unit. The alkylation unit produces high octane blending stock for gasoline. We currently estimate that repairs to the affected units will cost approximately $9 million and should be completed by mid-December of 2006. We have property insurance coverage with a $1,000,000 deductible that should cover a significant portion of the costs of repairing the unit.

     As a result of the fire, all of the refineries' units were shut down for safety reasons. During the restart of the other units, the fluid catalytic cracker ("FCC") was damaged. The FCC is a unit that alters the molecular composition of materials sent into the unit in order to produce gasoline, diesel, fuel oil, heating oil, and other products. We currently estimate that the repairs to the FCC will cost less than $1,000,000 and are expected to be completed shortly. We anticipate returning the refinery to normal operations, other than the alkylation unit, by next week.

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

     EPA has issued rules pursuant to the Clean Air Act that require refiners to reduce the sulfur content of gasoline and highway diesel fuel. Some refiners began producing gasoline that satisfies low sulfur gasoline standards in 2004, with most refiners required to be in full compliance for all production in 2006. Most refiners also were required to begin producing highway diesel fuel that satisfies ultra low sulfur diesel standards by June 2006. All refiners and importers must be in full compliance with the new standards by the end of 2010.

     We currently anticipate that we will spend between approximately $190,000,000 to $220,000,000 to comply with EPA's low sulfur standards at our Yorktown refinery. Through September 30, 2006, we have spent approximately $91,000,000 at Yorktown for equipment modifications to comply with these low sulfur standards. There are a number of factors that could affect our cost of compliance with the low sulfur standards. In particular, engineering and construction companies are busy and are charging a premium for their services. Additionally, costs of materials, such as steel and concrete, have increased as a result of demand. These factors could continue to impact our compliance costs.

     In our Form 10-Q for the period ending June 30, 2006, we estimated that we would spend between approximately $40,000,000 to $55,000,000 to comply with EPA's low sulfur standards at our Four Corners refineries, with the exception of costs associated with the production of diesel fuel sold for certain non-highway purposes. Through September 30, 2006, we have spent approximately $38,000,000 at our Four Corners refineries. There are a number of factors that could affect our cost of compliance with the low sulfur standards. In particular, the quality and quantity of the additional crude oil we will be obtaining when the 16-inch pipeline is operational may impact these costs. As a result of this factor alone, the costs that we actually incur to comply with the low sulfur standards at our Four Corners refineries may be substantially different from our estimates. Furthermore, engineering and construction companies are busy and are charging a premium for their services. Additionally, costs of materials, such as steel and concrete, have increased as a result of demand. These factors could continue to impact our compliance costs.

     The ultra low sulfur diesel units at our Ciniza and Yorktown refineries have been completed, and we believe insurance proceeds, less our $1,000,000 deductible, will cover the repairs necessary at our Yorktown refinery following the September 2006 fire in the Yorktown ultra low sulfur diesel unit. We are making ultra low sulfur diesel at our Bloomfield refinery, but may make additional modifications related to the production of this fuel in the future. In addition, we are planning to make additional modifications at all of our refineries to produce low sulfur gasoline.

     Diesel fuel sold for certain non-highway purposes must comply with the ultra low sulfur diesel standards beginning in June 2010. We have already made, are in the process of making, or will make the equipment modifications at our Yorktown and Ciniza refineries that should enable us to satisfy this requirement. Additional equipment modifications, however, will be necessary at our Bloomfield refinery. Our planning has not progressed to the point where an accurate estimate of these Bloomfield costs can be made.

     In March 2003, EPA approved a compliance plan for our Yorktown refinery that provided us with temporary relief from the low sulfur gasoline standards at this refinery. The compliance plan allowed us to postpone certain capital expenditures for up to three years from the date when they otherwise would have been made. Under the original compliance plan, we were to be in full compliance with the ultra low diesel sulfur standards by June 1, 2006, and the gasoline sulfur standards by January 1, 2008. Although the project timetable is tight, we believe that we are on schedule to produce low sulfur gasoline at Yorktown by that date.

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

     Our Yorktown refinery was not able to meet the June 1, 2006 date specified in the compliance plan for the production of 100% ultra low sulfur diesel for highway use as a result of: (1) the combined effects of Hurricanes Katrina and Rita on the availability of contractors and hardware as well as other similar effects; and (2) the time and effort required to repair damage resulting from the 2005 fire. We were concerned that our Ciniza refinery also would not be able to satisfy the GPA Election ultra low sulfur diesel production requirements that became effective on June 1, 2006 as a result of the availability of contractors and hardware as well as similar effects resulting from the combined effects of Hurricanes Katrina and Rita. Accordingly, we applied for temporary relief from the ultra low sulfur diesel standards at both our Yorktown and Ciniza refineries, which EPA granted.

     EPA imposed a number of conditions on us in return for relieving us from the June 1, 2006 deadline. These conditions include a requirement that we must produce specified volumes of ultra low sulfur highway diesel at each refinery. Additionally, in order to satisfy a Yorktown condition, we have been purchasing diesel credits in connection with diesel fuel production that does not satisfy the ultra low sulfur diesel standards. We have spent approximately $1,000,000 on credits to date.

     Although we began producing ultra low sulfur diesel fuel at our Yorktown refinery in early August, on September 30, 2006, a fire occurred in the Yorktown ultra low sulfur diesel processing unit. The affected unit has been shut down, and the rest of the refinery continues to operate at normal levels. This temporary closure of the ultra low sulfur diesel processing unit will affect our ability to satisfy the EPA condition that we produce specified volumes of ultra low sulfur diesel fuel, which could require that we purchase more diesel credits for use at Yorktown in the future. At this time we cannot estimate whether we will be required by EPA to purchase additional diesel credits or whether EPA will impose any new or modified conditions.

     We may sell more high sulfur heating oil and less diesel fuel at Yorktown than otherwise would be the case as a result of the Yorktown compliance plan, including the additional conditions imposed on us by EPA as a result of our failing to meet the June 1, 2006 ultra low sulfur diesel requirements. We also are selling more high sulfur heating oil and less diesel fuel at Yorktown than otherwise would be the case as a result of the temporary closure of the ultra low sulfur diesel processing unit. At most times, high sulfur heating oil sells for a lower margin than ultra low sulfur diesel fuel. This may have an impact on our results of operation.

     Our Ciniza refinery began producing ultra low sulfur diesel fuel in mid-June. Our Bloomfield refinery began producing ultra low sulfur diesel prior to June 1, 2006.

     After evaluating our operations at the Ciniza and Bloomfield refineries, in August 2006, we asked EPA to vacate our GPA Election, as well as the associated temporary relief from the June 1, 2006 deadline that we received for our Ciniza refinery. In September 2006 EPA granted our requests to vacate. We believe that, as a result of the granting of our requests, we will have additional operational flexibility at our Ciniza and Bloomfield refineries, as well as the potential to generate diesel credits. In general, diesel credits can be generated, and sold to others, if more ultra low sulfur diesel fuel is produced at a refinery than is required by the applicable standards. We believe we should be able to generate diesel credits at Ciniza and Bloomfield through 2009. We will, however, need to use gasoline credits at our Ciniza and Bloomfield refineries to satisfy the low sulfur gasoline standards that, as a result of vacating our GPA Election, will apply to our GPA sales beginning in 2007.

     We will need to use gasoline credits until refinery modifications are completed at both refineries that would enable all of their gasoline production to satisfy the low sulfur standards. These modifications are currently planned to be completed in 2007. If our planned refinery modifications do not reduce gasoline sulfur levels to the required standards, it is possible that some third party gasoline credits would have to be purchased even after such modifications are completed.

     Both our Ciniza and Bloomfield refineries have generated gasoline credits in connection with 2005 operations. We may be able to use these 2005 credits to satisfy the low sulfur gasoline standards until the planned refinery modifications are completed. If these credits are insufficient, we would need to purchase gasoline credits from third parties. We have also petitioned EPA to recognize that we generated additional credits in 2006. We do not know whether they will grant our request.

     We anticipate that the potential value of the diesel credits that we expect to generate at Ciniza and Bloomfield as a result of vacating our GPA Election will exceed the cost of purchasing gasoline credits. There can be no assurance, however, that we will qualify to produce diesel credits, or that EPA will agree that we have generated 2006 gasoline credits. There can also be no assurance that the value of any diesel credits that we generate will exceed the cost of any gasoline credits that we may need to purchase as, among other things, we expect the market price of gasoline and diesel credits to fluctuate. It is possible that the net effect of these purchases and sales could have a material positive or negative effect on our operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      2.1 Agreement and Plan of Merger, dated August 26, 2006, among Giant Industries, Inc., Western Refining, Inc. and New Acquisition Corporation. Incorporated by reference to Exhibit
            2.1 to the Company's Current Report on Form 8-K dated August
            30, 2006.

      2.2 Amendment No. 1 to Agreement and Plan of Merger, dated November 12, 2006, among Giant Industries, Inc., Western Refining, Inc. and New Acquisition Corporation. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 13, 2006.

     10.1 Consulting and Non-Competition Agreement, dated August 26, 2006, between Fred L. Holliger and Western Refining, Inc. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 30, 2006.

     10.2 Amendment No. 2 to Consulting Agreement, dated November 12, 2006, between Fred L. Holliger and Western Refining, Inc. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 13, 2006.

     10.3* First Amendment to the Giant Industries, Inc. and Affiliated Companies Deferred Compensation Plan, dated November 13, 2006.

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

(b)  Reports on Form 8-K: We filed the following reports on Form
     8-K during the quarter for which this report is being filed and subsequently:

     (i)   On August 8, 2006, we filed a Form 8-K dated August 8,
           2006, containing a press release detailing our earnings for the quarter ended June 30, 2006.

     (ii) On August 30, 2006, we filed a Form 8-K dated August 30, 2006, relating to the acquisition of us by Western Refining, Inc. ("Western").

     (iii) On October 12, 2006, we filed a Form 8-K dated October 12, 2006, containing a press release relating to the Western transaction.

     (iv) On November 13, 2006, we filed a Form 8-K dated November 13, 2006, regarding the amendment of the terms of the Western transaction.

     (v) On November 14, 2006, we filed a Form 8-K dated November 14, 2006, containing a press release detailing our earnings for the quarter ended September 30, 2006.

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 2006 to be signed on its behalf by the undersigned thereunto duly authorized.

                        GIANT INDUSTRIES, INC.


                        /s/ MARK B. COX
                        -------------------------------------------------
                        Mark B. Cox, Executive Vice President, Treasurer, Chief Financial Officer and Assistant Secretary, on behalf of the Registrant and as the
                        Registrant's Principal Financial Officer

Date: November 14, 2006





































                                  77
48