Form 10-K
period 2006-12-31
GIANT INDUSTRIES INC
filed 2007-03-01
CIK 856465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2006
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transition period from ________ to ________.

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

Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act. Yes [X]   No [ ]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requires for the past 90 days. Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

    Large accelerated filer [X]     Accelerated filer [ ]
    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

As of June 30, 2006, 14,639,312 shares of the registrant's Common Stock, $.01 par value, were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $959,606,902 based on the New York Stock Exchange closing price on June 30, 2006.

As of February 1, 2007, 14,639,312 shares of the registrant's Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

     We have three business units:

     -  our refining group;

     -  our retail group; and

     -  our wholesale group.

     On August 26, 2006, we entered into an Agreement and Plan of Merger (the "Plan of Merger") with Western Refining, Inc. ("Western") and New Acquisition Corporation ("Merger Sub"). On November 12, 2006, we entered into an Amendment No. 1 to Agreement and Plan of Merger (the "Amendment") with Western and Merger Sub. The Plan of Merger and Amendment are collectively referred to as the "Agreement". If the transaction closes, Western will acquire all of our outstanding shares of common stock for $77.00 per share, and we will be merged with Merger Sub and became a wholly-owned subsidiary of Western.

REFINING GROUP

     Our refining group operates our Ciniza and Bloomfield refineries in the Four Corners area of New Mexico and our Yorktown refinery in Virginia. It also operates a crude oil gathering pipeline system in New Mexico, two finished products distribution terminals, and a fleet of crude oil and finished product trucks. Our three refineries make various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. We also acquire finished products through exchange agreements and from various suppliers. We sell these products through our service stations, independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies. We purchase crude oil, other feedstocks, and blending components from various suppliers.

RETAIL GROUP

     Our retail group operates service stations, which include convenience stores or kiosks. Our service stations sell various grades of gasoline, diesel fuel, general merchandise, including tobacco and alcoholic and nonalcoholic beverages, and food products to the general public. Our refining group and our wholesale group supply the gasoline and diesel fuel our retail group sells. We purchase general merchandise and food products from various suppliers. At December 31, 2006, our retail group operated 155 service stations with convenience stores or kiosks. Included in the 155 service stations are 21 convenience stores that were acquired from Amigo Petroleum Company ("Amigo") in August 2006 and 12 convenience stores that were acquired in the July 2005 acquisition of Dial Oil Co. ("Dial"). See Note 18, "Acquisitions", to our Consolidated Financial Statements included in Item 8 for further information about these acquisitions.

WHOLESALE GROUP

     Our subsidiaries Phoenix Fuel Co., Inc. ("Phoenix Fuel"), Dial, and Empire Oil Co. ("Empire") and certain assets acquired from Amigo make up our wholesale group. We acquired Dial in July 2005, the Amigo assets in August 2006, and Empire on January 2, 2007. See Note 18, "Acquisitions", to our Consolidated Financial Statements included in Item 8 for further information about these acquisitions. Our wholesale group primarily distributes commercial wholesale petroleum products. Our wholesale group includes several lubricant and bulk petroleum distribution plants, unmanned commercial fleet fueling cardlock operations, a bulk lubricant terminal facility, and a fleet of finished product and lubricant delivery trucks. We purchase petroleum products for resale from other refiners and marketers as well as our refining group.

REFINING GROUP

OUR YORKTOWN REFINERY

REFINING

     Our Yorktown refinery is located on 570 acres of land known as Goodwin's Neck, which lies along the York River in York County, Virginia. It has a crude oil throughput capacity of 61,900 barrels per day. The Yorktown refinery is situated adjacent to its own deep-water port on the York River, close to the Norfolk military complex and the Hampton Roads shipyards.

     Our Yorktown refinery can process a wide variety of crude oils, including certain lower quality crude oils, into high-value finished products, including both conventional and reformulated gasoline, ultra low sulfur diesel fuel, and heating oil. We also produce liquefied petroleum gases ("LPG's"), fuel oil, and anode grade petroleum coke.

     Below is operating and other data for our Yorktown refinery:

                                                              Year Ended December 31,
                                             --------------------------------------------------------
                                               2006        2005        2004        2003       2002(1)
                                             --------    --------    --------    --------    --------
Feedstock throughput(2):
  Crude oil...............................    52,300      54,500      52,000      51,600      53,300
  Residual feedstocks and intermediates...     7,200       6,500       6,900       6,100       4,000
                                             -------     -------     -------     -------     -------
    Total.................................    59,500      61,000      58,900      57,700      57,300
                                             =======     =======     =======     =======     =======
Crude oil throughput (as a % of total)....        88%         89%         88%         89%         93%
Rated crude oil capacity utilized.........        84%         88%         84%         83%         86%
Refinery margin ($ per barrel)............   $  3.95     $  8.72     $  5.60     $  4.07     $  2.32
Products(2):
  Gasoline................................    26,400      29,000      29,600      30,200      30,400
  Diesel fuel and No. 2 fuel oil..........    23,000      23,900      20,900      20,500      19,100
  Other(3)................................    10,100       8,100       8,400       7,000       7,800
                                             -------     -------     -------     -------     -------
    Total.................................    59,500      61,000      58,900      57,700      57,300
                                             =======     =======     =======     =======     =======
High-value products (as a % of total):
  Gasoline................................        44%         47%         50%         52%         53%
  Diesel fuel and No. 2 fuel oil..........        39%         39%         35%         35%         33%
                                             -------     -------     -------     -------     -------
    Total.................................        83%         86%         85%         87%         86%
                                             =======     =======     =======     =======     =======
-------
(1) Since our acquisition of the refinery on May 14, 2002.
(2) Average barrels per day.
(3) Other products include LPG's, fuel oil, and anode grade petroleum coke. The quantities of anode grade petroleum coke have been converted to the equivalent average barrels per day.

YORKTOWN REFINERY INCIDENT (2006)

     On September 30, 2006, a fire occurred at our Yorktown refinery in the processing unit required to produce ultra low sulfur diesel fuel. Repairs to the unit cost approximately $12,000,000 and were completed in January 2007. The unit was returned to operation in February 2007. Until the unit became operational, we sold more heating oil than otherwise would be the case, which was a less profitable product than ultra low sulfur diesel.

     We have property insurance coverage with a $1,000,000 deductible that should cover a significant portion of the costs of repairing the ultra low sulfur diesel unit. We also have business interruption insurance coverage that should cover a significant portion of the financial impact of the fire after the policy's 45-day waiting period was exceeded. As of December 31, 2006, we wrote-off approximately $5,000,000 of property, plant and equipment to accounts receivable in connection with the fire.

YORKTOWN REFINERY FIRE INCIDENT (2005)

     As previously discussed in our Annual Report on Form 10-K for 2005 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, June 30, 2006, and September 30, 2006, a fire occurred at our Yorktown refinery on November 25, 2005. Repairs related to this fire were completed in April 2006.

     Our property insurance covered a significant portion of the costs of repairing the Yorktown refinery and our business interruption insurance reimbursed us for a portion of the financial impact of the fire. As of December 31, 2006, we had received $89,000,000 of insurance proceeds consisting of $27,700,000 for property claims and $61,300,000 for business interruption claims. We recorded a gain of $82,003,000 as a result of insurance recoveries received related to the fire. No more proceeds will be received as all of our claims have been resolved with our insurance carriers.

     For a further discussion of these matters, see the discussion in our Risk Factors section in Item 1A regarding significant interruptions to our operations.

TURNAROUNDS

     The operating units at our refineries require regular inspection and maintenance, as well as major repair and upgrade shutdowns (known as "turnarounds"), during which they are not in operation. Turnaround cycles vary for different units.

     For turnaround purposes, we divide the operating units at our Yorktown refinery into three groups. Each of these groups has a turnaround approximately every five years that lasts approximately three to four weeks. Certain groups are scheduled for a turnaround in 2007 (the ultraformer and two hydrotreaters) and 2008 (the crude unit and the coker unit). Shorter scheduled maintenance shutdowns and unscheduled maintenance shutdowns also may occur at the refinery from time to time. In addition, some production units must be shut down approximately once a year, for approximately 10 to 14 days at a time, for catalyst change out, which is necessary to improve the efficiency of the unit. During these shutdowns, equipment inspections also are made and maintenance is performed.

     We originally had planned a 30-day turnaround of the fluid catalytic cracker ("FCC") in April 2006. The FCC is a unit that alters the molecular composition of materials sent into the unit in order to produce gasoline, diesel, fuel oil, heating oil, and other products. As a result of the November 2005 fire, which damaged this unit, we decided to perform the turnaround while the unit was not operating and eliminate the scheduled April turnaround. During the downtime, we completed a project on the FCC, which cost approximately $8,100,000, which has increased our yield of higher value finished products.

RAW MATERIAL SUPPLY

     Most of the crude oil for our Yorktown refinery comes from Canada, the North Sea and West Africa. The refinery can process a wide range of crude oils, including certain lower quality crude oils. The ability to process a wide range of crude oils allows our Yorktown refinery to vary crude oils in order to maximize refinery margins. Lower quality crude oils can generally be purchased at a lower cost, compared to higher quality crude oils, and this can result in improved refinery margins for us. The Yorktown refinery also purchases some process unit feedstocks to supplement the feedstocks going into various process units, and blendstocks, to optimize refinery operations and blending operations.

     In the first quarter of 2004, we entered into a long-term crude oil supply agreement with Statoil Marketing and Trading (USA), Inc., pursuant to which Statoil agreed to supply us and we agreed to purchase acidic crude oil. We believe this arrangement will satisfy a significant portion of our Yorktown refinery's crude oil needs. We began taking supplies of this crude oil at our Yorktown refinery in February 2004. Following various upgrades at the refinery, which took place in the third quarter of 2004, the volumes processed have increased. The term of this agreement expires when we have received the total volumes of crude oil committed to be provided by Statoil, which we believe will be in approximately 2009. The consummation of the pending transaction with Western gives Statoil the right to terminate the Agreement. We currently do not expect Statoil to exercise this right.

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

     Dock System and Storage. Our refinery's dock system is capable of handling 150,000-ton deadweight tankers and barges up to 200,000 barrels. The refinery includes approximately 1,900,000 barrels of crude oil tankage, including approximately 500,000 barrels of storage capacity in a tank leased from the adjacent landowner. We also own approximately 600,000 barrels of gasoline tank storage, 800,000 barrels of gasoline blendstock tank storage, and 400,000 barrels of distillate tank storage.

REFINED PRODUCT SALES

     Our refined products, including products we acquire from other sources, are sold through independent wholesalers and retailers, commercial accounts, and sales and exchanges with large oil companies. Refined products produced at the refinery were distributed as follows:

                                                                          2006     2005
                                                                         ------   ------
Direct sales to wholesalers, retailers and commercial customers......      67%      69%
Sales and exchanges with large oil companies.........................      33%      31%

TRANSPORTATION

     Our Yorktown refinery's strategic location on the York River and its own deep-water port access allow it to receive supply shipments from various regions of the world. Crude oil tankers deliver all of the crude oil supplied to our Yorktown refinery and most of the finished products sold by the refinery are shipped out by barge, with the remaining amount shipped out by truck or rail. This flexibility gives us the opportunity to purchase economically attractive crude oil and to sell finished products in economically attractive markets. The CSX rail system, which serves the refinery, transports shipments of mixed butane and anode coke from the refinery to our customers.

OUR CINIZA AND BLOOMFIELD REFINERIES

REFINING

     Our refining group operates two refineries in the Four Corners area. Our Ciniza refinery has a crude oil throughput capacity of 20,800 barrels per day and a total capacity including natural gas liquids of 26,000 barrels per day. It is located on approximately 850 acres near Gallup, New Mexico. Our Bloomfield refinery has a crude oil throughput capacity of 16,000 barrels per day and a total throughput capacity including natural gas liquids of 16,600 barrels per day. It is located on 285 acres near Farmington, New Mexico. We operate the two refineries in an integrated fashion.

     The Four Corners area is the primary market for the refined products and also is the primary source of crude oil and natural gas liquids supplies for both refineries.

     We believe the technical capabilities of these two refineries, together with the high quality of locally available feedstocks, enable us to produce a high percentage of high-value products. Each barrel of raw materials processed by our Four Corners refineries has resulted in approximately 90% of high-value finished products, including gasoline and diesel fuel during the past five years.

     Below is operating and other data for our Four Corners refineries:

                                                         Year Ended December 31,
                                             -----------------------------------------------
                                               2006      2005      2004      2003      2002
                                             -------   -------   -------   -------   -------
Feedstock throughput:(1)
  Crude oil.............................      22,600    23,200    22,900    24,500    26,600
  Natural gas liquids and oxygenates....       4,900     6,200     5,400     6,100     6,200
                                             -------   -------   -------   -------   -------
    Total...............................      27,500    29,400    28,300    30,600    32,500
                                             =======   =======   =======   =======   =======
Crude oil throughput (as a % of total)..          82%       79%       81%       80%       82%
Rated crude oil capacity utilized.......          60%       62%       61%       67%       72%
Refinery margin ($ per barrel)..........     $ 15.72   $ 14.03   $  8.96   $  8.81   $  6.84
Products:(1)
  Gasoline..............................      18,300    20,100    18,600    20,900    21,400
  Diesel fuel...........................       6,200     6,500     6,600     6,900     8,100
  Other.................................       3,000     2,800     3,100     2,800     3,000
                                             -------   -------   -------   -------   -------
    Total...............................      27,500    29,400    28,300    30,600    32,500
                                             =======   =======   =======   =======   =======
High-Value Products (as a % of total):
  Gasoline..............................          66%       71%       67%       68%       66%
  Diesel fuel...........................          23%       22%       23%       23%       25%
                                             -------   -------   -------   -------   -------
    Total...............................          89%       93%       90%       91%       91%
                                             =======   =======   =======   =======   =======
-------
(1)  Average barrels per day.

CINIZA REFINERY FIRE INCIDENT (OCTOBER 2006)

     On October 5, 2006, a pump failure in the alkylation unit at our Ciniza refinery resulted in a fire at the refinery. The fire caused damage to the alkylation unit and an associated unit. The alkylation unit produces high octane blending stock for gasoline. Repairs to the affected units cost approximately $6,400,000 and the unit was restarted in mid-December of 2006. We have property insurance coverage with a $1,000,000 deductible that should cover a significant portion of the costs of repairing the unit. We do not anticipate making a claim under our business interruption insurance. As of December 31, 2006, we wrote-off approximately $392,000 of property, plant and equipment to accounts receivable in connection with the fire.

CINIZA REFINERY FIRE INCIDENT (DECEMBER 2006)

     On December 26, 2006, a fire occurred in a process heater in the distillate hydrotreater ("DHT") unit. The DHT unit is used to manufacture ultra low sulfur diesel fuel. Instrumentation and electrical cabling associated with the DHT unit and other process units also were damaged. All of the process units in the refinery were shutdown for safety reasons. Repairs have been made that have enabled us to restart all of the units at the refinery except for the portion of the DHT unit damaged in the fire. We currently expect that the rest of the DHT unit will be returned to service in early April.

     We currently expect that repairs to, and/or replacement of, the units, instrumentation, and cabling damaged by the fire will cost approximately $6,700,000. We do not anticipate receiving any insurance proceeds related to these repairs as the cost of the repairs has not exceeded the associated $10,000,000 deductible of our current property insurance coverage. In addition, we do not anticipate making a claim under our business interruption insurance. As of December 31, 2006, we wrote-off approximately $875,000 of property, plant and equipment to loss on write-down of assets.

     For a further discussion of these matters, see the discussion in our Risk Factors section in 1A regarding significant interruptions to our operations.

TURNAROUNDS

     In general, a turnaround is scheduled for each of our Four Corners refineries approximately every five years. A typical turnaround takes approximately 30 days. Our Ciniza refinery completed a turnaround in the second quarter of 2004 and another turnaround in the third quarter of 2006. Our Bloomfield refinery had a turnaround in the first quarter of 2006. There are no turnarounds scheduled for 2007 or 2008 at either Ciniza or Bloomfield. Shorter scheduled maintenance shutdowns and unscheduled maintenance shutdowns may occur at the refineries from time to time. In addition, one of the production units at each refinery must be shut down approximately one or two times a year, for approximately 10 days at a time, for catalyst regeneration or replacement, which is necessary to improve the efficiency of the unit. During these short shutdowns, equipment inspections also are made and maintenance is performed.

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

     Our Ciniza and Bloomfield refineries continue to be affected by reduced crude oil production in the Four Corners area. For a further discussion of this matter, including our plans to transport crude oil through a pipeline acquired in 2005, see the discussion in the Transportation section below and in our Risk Factors section in Item 1A regarding feedstocks at our Ciniza and Bloomfield refineries.

MARKETING AND DISTRIBUTION

     The Four Corners Markets. The majority of gasoline and diesel fuel produced at our Four Corners refineries is distributed in New Mexico and Arizona. The primary market area, which generally has the highest refining margin potential, is the Four Corners area.

     Terminal Operations. We own a finished products terminal near Flagstaff, Arizona, with a daily capacity of 6,000 barrels per day. This terminal has approximately 65,000 barrels of finished product tankage and a truck loading rack with three loading spots. Product deliveries to this terminal are made by truck from our Four Corners refineries.

     We also own a finished products terminal in Albuquerque, New Mexico, with a daily capacity of 10,000 barrels per day. This terminal has approximately 170,000 barrels of finished product tankage and a truck loading rack with two loading spots. Product deliveries to this terminal are made by truck or by pipeline, including deliveries from our Ciniza and Bloomfield refineries.

REFINED PRODUCT SALES

     Our refined products, including products our refining group acquires from other sources, are sold through independent wholesalers and retailers, commercial accounts, our own retail units, and sales and exchanges with large oil companies. Refined products produced at the refineries were distributed as follows:

                                                                          2006     2005
                                                                         ------   ------
Direct sales to wholesalers, retailers and commercial customers......      54%      57%
Direct sales to our own retail units.................................      26%      23%
Sales and exchanges with large oil companies.........................      16%      17%
Other................................................................       4%       3%

TRANSPORTATION

     Crude oil supply for our Four Corners refineries comes primarily from the Four Corners area and is delivered by pipelines, including pipelines we own, connected to our refineries, or delivered by our trucks to pipeline injection points or refinery tankage. Our pipeline system reaches into the San Juan Basin, located in the Four Corners area, and connects with local common carrier pipelines. We currently own approximately 250 miles of pipeline for gathering and delivering crude oil to the refineries. Our Ciniza refinery receives natural gas liquids primarily through a 13-mile pipeline we own that is connected to a natural gas liquids processing plant.

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

     Startup of the pipeline is subject to, among other things, a final engineering evaluation of the system. The hydrotesting of the pipeline was completed in July 2006, and we currently are continuing to do the work necessary to re-commission the line. As a result of project delays, it currently is anticipated that the pipeline will become operational in the second quarter of 2007 with crude oil arriving at the refineries before the end of the second quarter.

     The majority of our Four Corners gasoline and diesel fuel production is distributed in New Mexico and Arizona. Our refining group operates a fleet of finished product trucks that we use to deliver finished products as needed by our customers.

RETAIL GROUP

     On December 31, 2006, our retail group operated 158 total operating units, including 155 service stations, one A&W restaurant, one Party Time Pizza restaurant, and one full service car wash. These operating units are located in New Mexico, Arizona, and Colorado. Service station count represents an increase of 32 units since December 31, 2005.

     On December 31, 2006, our retail group had 61 units branded Conoco pursuant to a strategic branding/licensing agreement. In addition, 37 units were branded Giant, 38 units were branded Mustang, eight units were branded Phillips 66, seven units were branded Shell, two units were branded Mobil, one unit was branded Thriftway, and one unit was branded Sundial.

     Many of our service stations are modern, high-volume self-service operations. Our service stations are augmented with convenience stores at most locations, which provide items such as general merchandise, tobacco products, alcoholic and nonalcoholic beverages, fast food, and automotive products. In addition, most locations offer services such as automated teller machines, free air, and pre-paid financial products, including phone cards, gift cards, and Visa and MasterCard cards. These stores offer a mix of our own branded foodservice/delicatessen items and some of the stores offer nationally franchised products. Service stations with kiosks offer limited merchandise, primarily tobacco products, but also candy and other snacks, and some automotive products.

     Until June 19, 2003, when it was sold, we also owned and operated a travel center adjacent to our Ciniza refinery near Gallup, New Mexico. The travel center provided a direct market for a portion of the Ciniza refinery's production. In connection with the sale, the refinery group entered into a long-term product supply agreement with the purchaser.

     Below is data with respect to our retail operations:

                                                            Year Ended December 31,
                                             ----------------------------------------------------
                                              2006(1)    2005(2)    2004(3)    2003(3)    2002(3)
                                             --------   --------   --------   --------   --------
Retail Group
  Service Stations (Continuing operations)
    Fuel gallons sold (in thousands).......   200,590    174,510    156,917    148,605    148,469
    Fuel margin ($/gallon).................  $   0.19   $   0.20   $   0.18   $   0.20   $   0.15
    Merchandise sold ($ in thousands)......  $159,513   $144,968   $134,013   $127,009   $123,630
    Merchandise margin.....................        27%        27%        24%        29%        27%
    Number of outlets at year end..........       155        135        123        123        123
  Travel Center(3)
    Fuel gallons sold (in thousands).......         -          -          -     10,227     24,906
    Fuel margin ($/gallon).................         -          -          -   $   0.07   $   0.09
    Merchandise sold ($ in thousands)......         -          -          -   $  2,703   $  6,103
    Merchandise margin.....................         -          -          -         42%        44%
    Number of outlets at year end..........         -          -          -          -          1
-------
(1) Includes statistics from 21 operating stores acquired from Amigo in August 2006 and 12 retail stores acquired from Dial in July 2005.
(2) Includes statistics from 12 retail stores acquired from Dial in July 2005.
(3) 2003 figures are from January 1 to June 19 when our travel center was sold.

WHOLESALE GROUP

     Our wholesale group primarily distributes commercial wholesale petroleum products that include diesel fuel, gasoline, jet fuel, kerosene, motor oil, hydraulic oil, gear oil, cutting oil, grease and various chemicals and solvents. Our wholesale group owns several lubricant and bulk petroleum distribution plants, commercial fleet fueling cardlock operations, a bulk lubricant terminal facility, and a fleet of finished product and lubricant delivery trucks. These operations are located primarily throughout Arizona and New Mexico, and we sell products in Arizona, California, Colorado, Nevada, New Mexico, Wyoming and Texas.

     In addition, we offer our customers a variety of related services, including fuel management systems, tank level monitoring, and automated dispatch. We sell under the trade names Phoenix Fuel, Firebird Fuel, Tucson Fuel, Mesa Fuel, PFC Lubricants, Dial Oil and Empire Oil. Our principal customers are in the mining, construction, utility, manufacturing, transportation, aviation, and agriculture industries. We purchase petroleum products for resale from other refiners and marketers as well as from our refining group.

     Below is data with respect to the operations of our wholesale group:

                                                            Year Ended December 31,
                                             ----------------------------------------------------
                                              2006(1)    2005(2)    2004(3)    2003(3)    2002(3)
                                             --------   --------   --------   --------   --------
Wholesale Group
  Fuel gallons sold (in thousands)(4).....    595,710    520,664    473,009    429,198    376,711
  Fuel margin ($/gallon)(5)...............   $   0.06   $   0.07   $   0.05   $   0.05   $   0.05
  Lubricant sales ($ in thousands)........   $ 71,635   $ 46,309   $ 30,597   $ 24,475   $ 21,544
  Lubricant margin........................         14%        16%        13%        15%        17%
-------
(1) Includes statistics for wholesale operations of Dial and Amigo, which were acquired in July
    2005 and August 2006, respectively.
(2) Includes statistics from wholesale operations of Dial, which was acquired in July 2005.
(3) Includes Phoenix Fuel only.
(4) Includes fuel gallons supplied to our retail group at no margin.
(5) Calculated as fuel revenues, including delivery charges billed to the customer, less cost of fuel products sold, divided by fuel gallons sold.

EMPLOYEES

     On February 14, 2007, we had approximately 3,011 employees.

     The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, formerly the Paper, Allied - Industrial, Chemical and Energy Workers International Union, Local 2-10, represents the hourly workforce at our Yorktown refinery. Our agreement with the union is scheduled to expire in 2009. At February 14, 2007, there were 122 employees represented by this union.

OTHER MATTERS

     COMPETITIVE CONDITIONS

     We operate in a highly competitive industry. Many of our competitors are large, integrated oil companies which, because of their more diverse operations, stronger capitalization and better brand name recognition, are better able to withstand volatile industry conditions than we are, including shortages or excesses of crude oil or refined products, or intense price competition. The refineries operated by our competitors are typically larger and more efficient than our refineries. As a result, these refineries may have lower per barrel processing costs. Furthermore, mergers between large integrated oil companies, upgrades to competitors' refineries, and pipeline projects have resulted and, in the future, may result in increased competition for our refineries.

     The principal competitive factors affecting our refining operations are:

     - the quality, quantity and delivered costs of crude oil, natural gas liquids, and other refinery feedstocks and blendstocks;

     -  refinery throughput and processing efficiencies;

     -  refined product mix;

     -  refined product selling prices;

     -  refinery processing costs per barrel;

     -  the cost of delivering refined products to markets; and

     - the ability of competitors to deliver refined products into our market areas by pipeline or other means.

     The principal competitive factors affecting our retail marketing business are:

     -  the level of customer service provided;

     -  the location of our service stations;

     -  product selling prices;

     - product availability and cost, including prices being offered for refined products by major oil companies to our competitors in certain markets;

     -  the appearance and cleanliness of our service stations;

     -  brand acceptance; and

     - the development of gasoline retail operations by non-traditional marketers, such as supermarkets and club membership warehouses.

     The principal competitive factors affecting our wholesale operations are:

     - product availability and cost, including prices being offered for refined products by major oil companies to our competitors in certain markets;

     -  the level of customer service provided;

     -  product selling prices; and

     -  business integration of new technology.

COMPETITORS IN THE YORKTOWN REFINERY'S MARKET

     We compete with major and larger integrated oil companies as well as independent refiners. Among others, we compete with refineries in the Gulf Coast via the Colonial Pipeline, which runs from the Gulf Coast area to New Jersey. We also compete with offshore refiners that deliver product by water transport.

COMPETITORS IN THE FOUR CORNERS REFINERIES' MARKET

     We compete with major and larger integrated oil companies and with independent refiners that have refineries located outside the Four Corners area. Refined products can be shipped to Albuquerque, New Mexico through pipelines originating in El Paso, Texas, Amarillo, Texas, and southeastern New Mexico. Furthermore, a pipeline originating in southeastern New Mexico also can deliver refined products to the Four Corners area. Additionally, the Longhorn Pipeline, which runs from Houston, Texas to El Paso, Texas, began operations in August 2004. Refined product transported through this pipeline can be brought into our marketing area by pipeline or truck.

     For more information concerning pipeline projects that could bring additional refined products into our Four Corners market, see the discussion in our Risk Factors section in Item 1A regarding pipeline projects.

COMPETITORS WITH OUR RETAIL GROUP

     Our retail group competes against service stations operated by major oil companies as well as independent operators. We also compete against nontraditional marketers, such as supermarkets and club membership warehouses.

COMPETITORS WITH OUR WHOLESALE GROUP

     Our wholesale group competes with traditional large and small wholesale distributors. In addition, our cardlock operations compete with national fleet fueling networks.

     For a further discussion of the competitive risks we face, see the discussions in Risk Factors in Item 1A regarding pipeline projects and refinery improvements.

REGULATORY AND ENVIRONMENTAL MATTERS

     Our operations are subject to a variety of federal, state and local environmental laws. These laws apply to, among other things:

     -  the discharge of pollutants into the soil, air and water;

     -  product specifications;

     - the generation, treatment, storage, transportation, and disposal of solid and hazardous wastes; and

     -  employee health and safety.

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

     In budgeting for capital expenditures, we do not specifically differentiate between environmental projects and non-environmental projects, as environmental projects may be integrally related to our operations or to operationally required projects. Nevertheless, capital projects that we will either undertake this year or are planning to take in the future, and that will involve significant expenditures for environmental purposes, are referenced in our Risk Factors section in Item 1A, in our discussion of Capital Expenditures in our Management's Discussion and Analysis of Financial Condition and Results of Operations
section in Item 7, and in Note 17 to our Consolidated Financial Statements in Item 8. Certain of these projects are also described below.

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

     - Low Sulfur Fuels. Rules issued by the federal Environmental Protection Agency ("EPA") require refiners to reduce the sulfur content in gasoline and diesel fuels. Some refiners began producing gasoline that satisfies low sulfur gasoline standards in 2004, with most refiners achieving full compliance for all production in 2006. Most refiners also began producing highway diesel fuel that satisfies low sulfur diesel standards in June 2006. All refiners and importers must be in full compliance with the new gasoline and diesel standards by the end of 2010 without exception.

        For a discussion of how these low sulfur fuels rules affect our operations, see the discussion in our Risk Factors section in Item 1A regarding compliance with various regulatory and environmental laws and regulations, and the discussion in our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 captioned Capital Expenditures.

     - Reformulated Gasoline. Federal law requires the sale of specially formulated gasoline in designated areas of the country, including some market areas serviced by the Yorktown refinery. The Yorktown refinery manufactures gasoline that satisfies the requirements of its markets. Motor fuels produced by our Four Corners refineries are not sold in any areas where federal law requires specially formulated gasoline. Arizona, however, has adopted a cleaner burning gasoline program that is applicable to gasolines sold or used in Maricopa County, Arizona, which includes the Phoenix metropolitan area. We do not presently manufacture gasolines that satisfy the Maricopa County, Arizona specifications, but we do produce gasolines that meet the specifications applicable to other areas of Arizona. We are able to purchase or exchange for cleaner burning gasolines to supply our needs in the Maricopa County area.

     - MTBE. Methyl tertiary butyl ether ("MTBE") is a gasoline blending component used by many refiners in producing specially formulated gasoline. We discontinued the use of MTBE at our refineries in 2006. Some other refiners also discontinued the use of MTBE as a blending component in 2006.

     - Oxygenates. The use of gasoline containing oxygenates has been government-mandated in some areas in which we sell motor vehicle fuel. Oxygenates are oxygen-containing compounds that can be used as a supplement to reduce carbon monoxide emissions. Beginning in May 2006, federal law no longer requires a minimum oxygen content in specially formulated gasoline. Some states and localities may continue to require that gasoline contain oxygenates. We currently anticipate that we will be able to purchase sufficient quantities of oxygenates at acceptable prices for the foreseeable future.

     - Benzene. EPA adopted rules in the first quarter of 2007 requiring the benzene content of gasoline to be reduced beginning in 2011. For a discussion of how these new rules may affect our operations, see the discussion in our Risk Factors section in Item 1A regarding compliance with various regulatory and environmental laws and regulations.

     MTBE Litigation. Lawsuits have been filed in numerous states alleging that MTBE has contaminated, or threatens to contaminate, water supplies. We are a defendant, along with numerous other refiners and suppliers of gasoline containing MTBE, in approximately 30 MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, and New Mexico. For a further discussion of this matter, see the discussion in our Risk Factors section in Item 1A regarding discharges or other releases, and Note 17, "Commitments and Contingencies", to our Consolidated Financial Statements in Item 8.

     Alleged Regulatory Violations. Governmental authorities issue notices of violations, compliance orders, and similar notices that allege, among other things, violations of environmental requirements. They also may attempt to assess fines or require corrective action for the alleged violations. We enter into various settlements, consent decrees and other agreements with government authorities to resolve allegations of non-compliance with environmental laws and obligations. We currently are engaged in negotiations with the New Mexico Environment Department concerning a draft compliance order that asserts that we may have violated hazardous waste regulations at our Bloomfield refinery. See Note 17, "Commitments and Contingencies", to our Consolidated Financial Statements in Item 8 for a further discussion of the draft Bloomfield compliance order. Additionally, see Note 17, as well as the portion of our Risk Factors section in Item 1A dealing with the acquisition of our Yorktown refinery, for a discussion of: (i) other regulatory requirements that we have allegedly violated; (ii)actions we are taking in connection with the resolution of alleged regulatory violations; and (iii) obligations we have assumed under agreements entered into by others to resolve alleged regulatory violations.

     We have received other allegations of environmental and other regulatory violations from governmental authorities from time to time. We have responded or intend to respond in a timely manner to all such matters. Despite our ongoing efforts to comply with environmental laws and regulations, we may receive allegations of violations from governmental authorities in the future. For a further discussion of risks associated with our compliance with various regulatory and environmental laws and regulations, see our Risk Factors section in Item 1A.

     Discharges, Releases and Cleanup Activities. By their very nature, our operations are inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances. These events may give rise to liability for us. Accidental discharges of contaminants have occurred from time to time during the normal course of our operations. We have undertaken, intend to undertake, or have completed all investigative or remedial work thus far required by governmental agencies to address potential contamination by us. For a discussion of risks associated with discharges and other releases, see the discussion in our Risk Factors section in Item 1A regarding the risk of discharges and releases associated with our operations, and for a discussion of significant cleanup activities in which we are involved, see Note 17, "Commitments and Contingencies", to our Consolidated Financial Statements in Item 8, captioned "Commitments and Contingencies."

     We are incurring, and anticipate that we will continue to incur from time to time, remedial costs in connection with current and former gasoline service stations operated by us. Our experience has been that these costs generally do not exceed $250,000 per incident, and may be substantially less. Some of these costs may be reimbursed from state environmental funds.

     Although we have invested substantial resources to prevent and minimize future accidental discharges and to remedy contamination resulting from prior discharges, any of the following may occur in the future:

     -  new accidental discharges;

     -  we may fail to adequately remedy past discharges;

     - governmental agencies may impose fines for past or future contamination;

     - we may not receive anticipated levels of reimbursement from third parties, including state environmental agencies; or

     - third parties may assert claims against us for damages allegedly arising out of past or future contamination.

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

     CHANGES IN ENVIRONMENTAL, HEALTH AND SAFETY LAWS

     We cannot predict what new environmental, health and safety laws will be enacted or become effective in the future. We also cannot predict how existing or future laws will be administered or interpreted with respect to products or activities to which they have not been previously applied. In addition, environmental, health and safety laws are becoming increasingly stringent. Compliance with more stringent laws, as well as more vigorous enforcement by regulatory agencies, could have an adverse effect on our financial position and the results of our operations and could require substantial expenditures by us for, among other things:

     - the installation and operation of refinery equipment, pollution control systems, and equipment we currently do not possess;

     - the acquisition or modification of permits applicable to our activities; and

     -  the initiation or modification of cleanup activities.

RIGHTS-OF-WAY

     In connection with our 16" and 6" crude oil pipeline systems, we have obtained various rights-of-way from various third parties. Irregularities in title may exist with respect to a limited number of these rights-of-way. We have, however, continued our use of the entirety of our pipeline system. As of this date, no claim stemming from any right-of-way matter has been brought against us. We do not believe that any right-of-way matters or irregularities in title will adversely affect our use of our pipeline system.

     Certain rights-of-way for our crude oil pipeline systems must be renewed periodically, including some that have expired, which are in the process of renewal, and others that expire in the next few years. We expect that substantial lead time will be required to negotiate and complete renewal of these rights-of-way and that the costs of renewal for certain of the rights-of-way may be significant.

     Certain obligations may arise from the non-renewal of these rights-of-way. See Note 7, "Asset Retirement Obligations', to our Consolidated Financial Statements in Item 8 related to asset retirement obligations associated with our crude pipeline system.

NYSE MATTERS

     In 2006, our chief executive officer submitted to the New York Stock Exchange (the "NYSE") the required CEO certification regarding compliance with the NYSE corporate governance listing standards. In addition, attached as Exhibits 31.1 and 31.2 to this Form 10-K are the certifications required by Sarbanes-Oxley Section 302.

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

ITEM 1A. RISK FACTORS.

     An investment in our common shares involves risk. You should carefully consider the specific factors described below, together with the cautionary statements under the caption "Forward - Looking Statements" in
Item 7 of this Report and the other information included in this report, before purchasing our common shares. The risks described below are not the only ones that we face. Additional risks that are not yet known to us or that we currently think are immaterial could also impair our business, financial condition, or results of operations. If any of the following risks actually occurs, our business, financial condition, or results of operations could be adversely affected. Further, it is possible that certain of the risks, if they occur, could provide Western with the ability to terminate our merger agreement. In either case, the trading price of our common shares could decline, and you may lose all or part of your investment.

WE HAVE DEBT THAT COULD ADVERSELY AFFECT OUR OPERATIONS.

     As of December 31, 2006, our total debt was approximately
$325,000,000 and our stockholders' equity was approximately $484,000,000. We currently have a $175,000,000 revolving credit facility. At December 31, 2006, we had approximately $50,000,000 of direct borrowings and $28,000,000 of letters of credit outstanding and $97,000,000 of availability, subject to borrowing base limitations. Our level of debt may have important consequences to you. Among other things, it may:

     - limit our ability to use our cash flow, or obtain additional financing, for future working capital, capital expenditures, acquisitions or other general corporate purposes;

     -  restrict our ability to pay dividends;

     - require a substantial portion of our cash flow from operations to make debt service payments;

     - limit our flexibility to plan for, or react to, changes in our business and industry conditions;

     - place us at a competitive disadvantage compared to our less leveraged competitors; and

     - increase our vulnerability to the impact of adverse economic and industry conditions and, to the extent of our outstanding debt under our floating rate debt facilities, the impact of increases in interest rates.

     We cannot assure you that we will continue to generate sufficient cash flow or that we will be able to borrow funds under our senior secured revolving credit facility in amounts sufficient to enable us to service our debt or meet our working capital and capital expenditure requirements. If we cannot do so, due to borrowing base restrictions or otherwise, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, if at all. In addition, our ability to incur additional debt will be restricted under the covenants contained in our senior credit facilities and our senior subordinated note indentures.

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

     -  engage in certain transactions with affiliates; or

     -  alter our current line of business.

     In addition, our senior secured credit facility contains other and more restrictive covenants. We also must comply with specified financial covenants in our senior secured credit facility, including maintaining a minimum consolidated net worth, a minimum consolidated interest coverage ratio, and a maximum consolidated funded indebtedness to total capitalization percentage. Our ability to comply with these covenants may be affected by events beyond our control, and we cannot assure you that our future operating results will be sufficient to comply with the covenants. Our failure to comply with the financial covenants or the other restrictions contained in our senior credit facility could result in a default, which could cause that debt (and by reason of cross-default provisions, debt under our indentures) to become immediately due and payable. If we cannot repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that debt. If those lenders accelerate the payment of the senior secured credit facility, we cannot assure you that our assets would be sufficient to pay that debt and our debt under our indentures.

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

     Environmental obligations assumed by us include BP's responsibilities related to the Yorktown refinery under a consent decree among various parties covering many locations (the "Consent Decree"). As applicable to the Yorktown refinery, the Consent Decree requires, among other things, a reduction of nitrous oxides, sulfur dioxide, and particulate matter emissions and upgrades to the refinery's leak detection and repair program. We have substantially completed the modifications required by the Consent Decree, and have expended approximately $24,000,000 through the end of 2006. We expect to expend approximately $1,000,000 through 2008 for the remaining equipment modifications.

     In connection with the Yorktown acquisition, we also assumed BP's obligations under an administrative order issued in 1991 by EPA under the Resource Conservation and Recovery Act. In August 2006, we agreed to the terms of an administrative consent order with EPA, pursuant to which we will implement a cleanup plan for the refinery.

     Our most current estimate of expenses associated with the EPA order is between approximately $30,000,000 ($22,500,000 of which we believe is subject to reimbursement by BP) and $40,000,000 ($32,500,000 of which we believe is subject to reimbursement by BP). We anticipate that these expenses will be incurred over a period of approximately 35 years from August 2006. We believe that between approximately $12,000,000 and $16,000,000 of this amount will be incurred over an initial four-year period, and additional expenditures of between approximately $12,000,000 and $16,000,000 will be incurred over the following four-year period, with the remainder thereafter. These estimates assume that EPA will agree with the design and specifications of our cleanup plan. These estimates also could change as a result of factors such as changes in costs of labor and materials. We currently have $2,755,000 recorded as an environmental liability for this project, which reflects our belief that BP is responsible for reimbursing us for expenditures on this project that exceed this amount and also reflects expenditures previously incurred in connection with this matter. BP's total liability for reimbursement under the refinery purchase agreement, including liability for environmental claims, is limited to $35,000,000.

     As part of the consent order cleanup plan, the facility's underground sewer system will be cleaned, inspected and repaired as needed. This sewer work is scheduled to begin during the construction of the corrective action management unit and related remediation work and is included in our associated cost estimate. We anticipate that construction of the corrective action management unit and related remediation work, as well as sewer system inspection and repair, will be completed approximately seven to eight years after EPA approves our cleanup plan and authorizes its implementation.

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

     As a result of the declining production of crude oil in the Four Corners area in recent years, we have not been able to cost effectively obtain sufficient amounts of crude oil to operate our Four Corners refineries at full capacity. Crude oil utilization rates for our Four Corners refineries declined from approximately 72% in 2002 to approximately 60% in 2006. Our current projections of Four Corners crude oil production indicate that our crude oil demand will exceed the crude oil supply that is available from local sources for the foreseeable future and that our crude oil capacity utilization rates at our Four Corners refineries will continue to decline unless circumstances change.

     On August 1, 2005, we acquired an idle crude oil pipeline system that originates near Jal, New Mexico and is connected to a company-owned pipeline network that directly supplies crude oil to the Bloomfield and Ciniza refineries. When operational, the pipeline will have sufficient crude oil transportation capacity to allow us to again operate both refineries at maximum rates. We have begun testing the pipeline and taking other actions related to placing it in service. Unless currently unanticipated obstacles are encountered, we anticipate that the pipeline will become operational in the second quarter of 2007 with crude oil arriving at the refineries before the end of the second quarter.

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

     We have pipeline systems for gathering and delivering crude oil to our refineries and for natural gas liquids. If we cannot use either the crude oil pipeline system or the natural gas liquids pipeline, this could have a material adverse effect on our business, financial condition or results of operation. Certain rights-of-way for our crude oil pipeline system must be renewed periodically, including some that have expired, which are in the process of renewal, and others that expire in the next few years. We expect that substantial lead time will be required to negotiate and complete renewal of these rights-of-way and that the costs of renewal for certain of the rights-of-way may be significant. Our inability to successfully renew these rights-of-way would negatively impact our ability to use the crude oil pipeline system, which could have a material adverse effect on our business.

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

     - the supply of and demand for crude oil, gasoline and other refined products;

     -  changes in the economy;

     - changes in the level of foreign and domestic production of crude oil and refined products;

     -  worldwide political conditions;

     -  the extent of government regulations; and

     - local factors, including market conditions, pipeline capacity, and the level of operations of other refineries in our markets.

     Our crude oil requirements are supplied from sources that include major oil companies, large independent producers, and smaller local producers. In February 2004, we entered into a long-term crude oil supply agreement with Statoil Marketing and Trading (USA), Inc., which we believe will provide a significant proportion of our Yorktown refinery's crude oil needs. We began taking supplies of acidic crude oil at our Yorktown refinery beginning in February 2004. Following various upgrades at the refinery, which took place in the third quarter of 2004, the volumes processed have increased. The term of this agreement expires when we have received the total volumes of crude oil committed to be provided by Statoil, which we believe will be in approximately 2009. Except for this long-term supply agreement with Statoil, our crude oil supply contracts are generally relatively short-term contracts with market-responsive pricing provisions. An increase in crude oil prices would adversely affect our operating margins if we cannot pass along the increased cost of raw materials to our customers.

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

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST LARGER COMPETITORS WITH GREATER RESOURCES.

     We operate in a highly competitive industry. Many of our competitors are large, integrated oil companies that, because of their more diverse operations, larger refineries, stronger capitalization and better brand name recognition, are better able to withstand volatile industry conditions than we are, including shortages or excesses of crude oil or refined products or intense price competition. The refineries operated by our competitors are typically larger and more efficient than our refineries. As a result, these refineries may have lower per barrel processing costs. Mergers between large integrated oil companies, and upgrades to competitors' refineries have resulted, and in the future may result, in increased competition for our refineries.

THE COMPLETION OF CERTAIN PIPELINE PROJECTS COULD RESULT IN INCREASED COMPETITION BY INCREASING THE AMOUNT OF REFINED PRODUCTS AVAILABLE IN THE ALBUQUERQUE, EL PASO, TUCSON, AND PHOENIX MARKET AREAS AND OTHER MARKET AREAS.

     We are aware of a number of actions, proposals or industry discussions regarding product pipeline projects that could impact portions of our marketing areas. The Longhorn pipeline, which began operations in August 2004, runs from Houston, Texas to El Paso, Texas. In El Paso, the Longhorn pipeline connects to the Plains pipeline that delivers to Albuquerque, New Mexico and to the Kinder-Morgan pipeline that delivers to Phoenix and Tucson, Arizona. In addition, product transported through the Longhorn pipeline can be brought to our Four Corners refineries' markets by truck. Further, there is a proposal to increase the volume of product that can be transported from El Paso to Albuquerque on the Plains pipeline, and there are plans to increase the volume of product that can be transported from El Paso to Phoenix and Tucson on the Kinder-Morgan pipeline. The Longhorn pipeline and the completion of some or all of these other projects could result in increased competition by increasing the amount of refined products potentially available in these markets, as well as improving competitor access to these areas. It also could result in new opportunities for us, as we are a net purchaser of refined products in some of these areas.

THE COMPLETION OF CERTAIN PROJECTS AND REFINERY IMPROVEMENTS COULD RESULT IN INCREASED COMPETITION IN THE FOUR CORNERS AREA.

     Portions of our marketing area may be impacted by competitors' plans, as well as plans of our own, for expansion projects and refinery improvements that could increase the production of refined products in New Mexico. In addition, we anticipate that lower quality crude oils, which are typically less expensive to acquire, can and will be processed by our competitors as a result of refinery improvements. These developments could result in increased competition in our market areas.

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

     As previously discussed in our Annual Report on Form 10-K for 2005 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, June 30, 2006, and September 30, 2006, a fire occurred at our Yorktown refinery on November 25, 2005. Repairs related to this fire were completed in April 2006.

     Our property insurance covered a significant portion of the costs of repairing the Yorktown refinery and our business interruption insurance reimbursed us for a portion of the financial impact of the fire. As of December 31, 2006, we had received $89,000,000 of insurance proceeds consisting of $27,700,000 for property claims and $61,300,000 for business interruption claims. No more proceeds will be received as all of our claims have been resolved with our insurance carriers.

     On September 30, 2006, a fire occurred at our Yorktown refinery in the processing unit required to produce ultra low sulfur diesel fuel. Repairs to the unit cost approximately $12,000,000 and were completed in January 2007. The unit was returned to operation in February 2007. Until the unit became operational, we sold more heating oil than otherwise would be the case, which was a less profitable product than ultra low sulfur diesel.

     We have property insurance coverage with a $1,000,000 deductible that should cover a significant portion of the costs of repairing the ultra low sulfur diesel unit. We also have business interruption insurance coverage that should cover a significant portion of the financial impact of the fire after the policy's 45-day waiting period is exceeded.

     On October 5, 2006, a pump failure in the alkylation unit at our Ciniza refinery resulted in a fire at the refinery. The fire caused damage to the alkylation unit and an associated unit. The alkylation unit produces high octane blending stock for gasoline. Repairs to the affected units cost approximately $6,400,000 and the unit was restarted in mid-December of 2006. We have property insurance coverage with a $1,000,000 deductible that should cover a significant portion of the costs of repairing the unit. We do not anticipate making a claim under our business interruption insurance.

     On December 26, 2006, a fire occurred in a process heater in the distillate hydrotreater ("DHT") unit at the Ciniza refinery. The DHT unit is used to manufacture ultra low sulfur diesel fuel. Instrumentation and electrical cabling associated with the DHT unit and other process units also were damaged. All of the process units in the refinery were shutdown for safety reasons. Repairs have been made that have enabled us to restart all of the units at the refinery except for the portion of the DHT unit damaged in the fire. We currently expect that the rest of the DHT unit will be returned to service in early April.

     We currently expect that repairs to, and/or replacement of, the units, instrumentation and cabling damaged by the fire will cost approximately $6,700,000. We do not anticipate receiving any insurance proceeds related to these repairs as the cost of the repairs has not exceeded the associated $10,000,000 deductible of our current property insurance coverage. In addition, we do not anticipate making a claim under our business interruption insurance.

OUR OPERATIONS ARE SUBJECT TO VARIOUS HAZARDS THAT ARE NOT FULLY INSURED, AND OUR INSURANCE PREMIUMS COULD INCREASE.

     Our operations are subject to normal hazards of operations, including fire, explosion and weather-related perils. We maintain various insurance coverages, including business interruption insurance, which are subject to certain deductibles. We are not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable or premium costs, in our judgment, do not justify the expenditures. Any such event that causes a loss for which we are not fully insured could have a material and adverse effect on our business, financial condition and operating results.

     In November 2006, we renewed our property insurance coverage and our business interruption insurance coverage. Primarily due to the fires experienced at our refineries in 2005 and 2006, the cost of such coverage increased by approximately $12,000,000 per year. In addition, our deductible for property insurance was increased to $10,000,000. Our deductible for business interruption insurance also was increased to $10,000,000 and the waiting period was lengthened to a minimum of 90 days.

We also agreed with our insurance carriers that the maximum amount that we can recover for the fires that occurred at Yorktown and Ciniza in September and October of 2006 is an aggregate of $30,000,000 unless we agree to an additional increase in our recently revised insurance premiums.

     If we experience any more insurable events, our annual premiums could increase further or insurance may not be available at all. Such increases or the unavailability of coverage could have a material and adverse effect on our business, financial condition and operating results.

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

     EPA has issued rules pursuant to the Clean Air Act that require refiners to reduce the sulfur content of gasoline and highway diesel fuel, and to reduce the benzene content of gasoline. We are incurring substantial costs to comply with EPA's sulfur rules and may incur substantial costs to comply with the benzene rules. Some refiners began producing gasoline that satisfies low sulfur gasoline standards, known as Tier II standards, in 2004, with most refiners required to be in full compliance for all production in 2006. Most refiners also were required to begin producing highway diesel fuel that satisfies ultra low sulfur diesel standards by June 2006. All refiners and importers must be in full compliance with the new diesel standards by the end of 2010.

     We currently anticipate that we will spend between approximately $195,000,000 to $220,000,000 to comply with EPA's low sulfur standards at our Yorktown refinery, excluding costs related to the damage to the refinery's ultra low sulfur diesel unit caused by the September 30, 2006 fire at the refinery. Through December 31, 2006, we have spent approximately $90,000,000 at Yorktown for equipment modifications to comply with these low sulfur standards. There are a number of factors that could affect our cost of compliance with the low sulfur standards. In particular, engineering and construction companies are busy and are charging a premium for their services. Additionally, costs of materials, such as steel and concrete, have increased as a result of demand. These factors could continue to impact our compliance costs.

     We currently anticipate that we will spend between approximately $50,000,000 to $60,000,000 to comply with EPA's low sulfur standards at our Four Corners refineries, with the exception of costs associated with the production of diesel fuel sold for certain non-highway purposes and any additional costs associated with the crude oil we will be obtaining when the 16" pipeline is operational. Through December 31, 2006, we have spent approximately $43,000,000 at our Four Corners refineries. There are a number of factors that could affect our cost of compliance with the low sulfur standards. In particular, the quality and quantity of the additional crude oil we will be obtaining from the 16-inch pipeline may impact these costs. As a result of this factor alone, the costs that we actually incur to comply with the low sulfur standards at our Four Corners refineries may be substantially different from our estimates. Furthermore, engineering and construction companies are busy and are charging a premium for their services. Additionally, costs of materials, such as steel and concrete, have increased as a result of demand. These factors could continue to impact our compliance costs.

     ULTRA LOW SULFUR DIESEL PRODUCTION

     The ultra low sulfur diesel units at our Yorktown and Ciniza refineries have been completed, and we believe insurance proceeds, less our $1,000,000 deductible, will cover the repairs necessary at our Yorktown refinery following the September 2006 fire in the Yorktown ultra low sulfur diesel unit. We are making ultra low sulfur diesel at our Bloomfield refinery, but may make additional modifications related to the production of this fuel in the future.

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

     In March 2003, EPA approved a compliance plan for our Yorktown refinery that provided us with temporary relief from the low sulfur gasoline standards at this refinery. The compliance plan allowed us to postpone certain capital expenditures for up to three years from the date when they otherwise would have been made. In return, under the original compliance plan, we were to produce 100% ultra low sulfur diesel for highway use by June 1, 2006, and to comply with the Tier II gasoline standards by January 1, 2008.

     Our Yorktown refinery was not able to meet the June 1, 2006 date specified in the compliance plan for the production of 100% ultra low sulfur diesel for highway use as a result of: (1) the combined effects of Hurricanes Katrina and Rita on the availability of contractors and hardware as well as other similar effects; and (2) the time and effort required to repair damage resulting from the 2005 fire. Accordingly, we applied for temporary relief from the ultra low sulfur diesel standards, which EPA granted. EPA imposed a number of conditions on us in return for relieving us from the June 1, 2006 deadline. These conditions include a requirement that we must produce specified volumes of ultra low sulfur highway diesel at the refinery. Additionally, we have purchased diesel credits in connection with diesel fuel production that does not satisfy the ultra low sulfur diesel standards. We have spent approximately $1,000,000 on credits to date.

     Although we began producing ultra low sulfur diesel fuel at our Yorktown refinery in early August, on September 30, 2006, a fire occurred in the Yorktown ultra low sulfur diesel processing unit. The affected unit was shut down. Following repair, the ultra low sulfur diesel processing unit resumed production in February 2007. This temporary closure of the ultra low sulfur diesel processing unit will affect our ability to satisfy the EPA condition that we produce specified volumes of ultra low sulfur diesel fuel which, among other things, could require that we purchase more diesel credits for use at Yorktown in the future. At this time we cannot estimate whether we will be required by EPA to purchase additional diesel credits or whether EPA will impose any new or modified conditions.

     We may sell more high sulfur heating oil and less diesel fuel at Yorktown than otherwise would be the case as a result of the Yorktown compliance plan, including any additional conditions imposed on us by EPA as a result of our failing to meet the June 1, 2006 ultra low sulfur diesel requirements. At most times, high sulfur heating oil sells for a lower margin than ultra low sulfur diesel fuel. This could have an impact on our results of operation.

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

     LOW SULFUR GASOLINE PRODUCTION

     We are in the process of making modifications to our refineries to comply with the standards required for the production of Tier II gasoline.

Under the compliance plan for our Yorktown refinery, we must comply with the Tier II gasoline standards by January 1, 2008. Although the project timetable is tight, we believe that we are on schedule to produce Tier II gasoline at Yorktown by that date. Our Ciniza and Bloomfield refineries are already subject to the Tier II gasoline standards and will need to use gasoline credits until refinery modifications are completed that would enable their gasoline production to satisfy the Tier II standards. These modifications are currently planned to be completed in 2007. If our planned refinery modifications do not reduce gasoline sulfur levels to the required standards, it is possible that some credits would have to be used even after such modifications are completed. Furthermore, we may decide not to incur the expense of producing only Tier II gasoline at these refineries, which would also require us to use credits in order to comply with the Tier II standards.

     Both our Ciniza and Bloomfield refineries have generated gasoline credits in connection with 2005 and 2006 operations. While our credits generated in 2005 expired at the end of 2006, we may be able to use the 2006 credits to satisfy the Tier II gasoline standards until the planned refinery modifications at these refineries are completed. If these credits are insufficient, we would need to purchase gasoline credits from third parties. We may also need to purchase gasoline credits once our credits are used up for any gasoline that we produce after our refinery modifications are completed that does not satisfy the Tier II gasoline standards.

     We anticipate that, beginning in 2008, we should be able to generate sufficient gasoline credits at our Yorktown refinery to cover any need to acquire credits for our Ciniza and Bloomfield refineries. There can be no assurance, however, that this will be the case as, among other things, we currently are uncertain of the amount of gasoline that will be produced at our Ciniza and Bloomfield refineries that will not satisfy the Tier II gasoline standards. This uncertainty is caused by, among other things, our lack of knowledge regarding how efficient our planned modifications to the refineries will be in reducing the sulfur content of gasoline and how the quality and quantity of any crude oil transported to these refineries through our new 16-inch pipeline will affect our ability to manufacture Tier II gasoline.

     BENZENE REGULATIONS

     EPA adopted regulations in the first quarter of 2007 requiring the benzene content of gasoline to be reduced beginning in 2011. We anticipate that we will need to make equipment modifications to our refineries to comply with these regulations and also may need to purchase benzene credits. We have not fully evaluated the impact of the regulations on our operations, but anticipate that our compliance costs could be substantial.

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

WE ARE INVOLVED IN A NUMBER OF MTBE LAWSUITS.

     Lawsuits have been filed in numerous states alleging that MTBE, a blendstock used by many refiners in producing specially formulated gasoline, has contaminated water supplies. MTBE contamination primarily results from leaking underground or aboveground storage tanks. The suits allege MTBE contamination of water supplies owned and operated by the plaintiffs, who are generally water providers or governmental entities. The plaintiffs assert that numerous refiners, distributors, or sellers of MTBE and/or gasoline containing MTBE are responsible for the contamination. The plaintiffs also claim that the defendants are jointly and severally liable for compensatory and punitive damages, costs, and interest. Joint and several liability means that each defendant may be liable for all of the damages even though that party was responsible for only a small part of the damages. We are a defendant in approximately 30 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, and New Mexico. Due to our historical operations in New Mexico, including retail sites, we potentially have greater risk in connection with the New Mexico litigation than in the litigation in the Eastern states where we have only operated since 2002 and have no retail operations. We intend to vigorously defend these lawsuits. If, however, we are found liable in any of these lawsuits, such determination could have a material and adverse effect on our business, financial condition and operating results.

OUR MERGER WITH WESTERN MAY NOT OCCUR OR COULD BE SET ASIDE.

     On August 26, 2006, we entered into an Agreement and Plan of Merger (the "Plan of Merger") with Western and New Acquisition Corporation

("Merger Sub"). On November 12, 2006, we entered into an Amendment No. 1 to Agreement and Plan of Merger (the "Amendment") with Western and Merger Sub. The Plan of Merger and Amendment are collectively referred to as the "Agreement". If the transaction closes, Western will acquire all of our outstanding shares of common stock for $77.00 per share and we will be merged with Merger Sub and become a wholly-owned subsidiary of Western. The transaction has been approved by our Board of Directors and the Board of Directors of Western. The closing of the transaction is subject to various conditions, including compliance with the pre-merger notification requirements of the Hart-Scott-Rodino Act (the "HSR Act"), and approval by our stockholders. Our stockholders approved the transaction on February 27, 2007. The transaction is not subject to any financing conditions.

     We and Western filed pre-merger notifications with the U.S. antitrust authorities pursuant to the HSR Act on September 7, 2006 and, in accordance with the original merger agreement, requested "early termination" of the required waiting period. We were not granted early termination, and on or about October 10, 2006, the Federal Trade Commission requested additional information concerning the merger from us and Western. On December 26 and December 28, 2006, respectively, Western and we certified to the Federal Trade Commission substantial compliance with the request for additional information. The Federal Trade Commission subsequently took the position that there was an omission in Western's original HSR Act filing and advised that it would take the position that the initial HSR Act 30-day waiting period had not yet commenced unless we and Western entered into an agreement to provide additional information pursuant to a letter request from the Federal Trade Commission staff. We and Western entered into such an agreement with the Federal Trade Commission on February 20, 2007 in which we agreed: (i) to respond to additional information requests; (ii) not to certify substantial compliance with the information requests until March 13, 2007; and (iii) not to close our merger with Western until 30 days after we and Western certify substantial compliance.

     On November 22, 2006, Timothy Bisset filed a class action complaint in Arizona state court against us, our directors and Western in connection with our merger. Among other things, Mr. Bisset alleges that we and our directors breached our fiduciary duty in voting to amend the Plan of Merger on November 12, 2006 to provide for, among other things, a lower acquisition price of $77.00 per share. Mr. Bisset also alleges that Western aided and abetted this breach of fiduciary duty. Among other things, Mr. Bisset alleges that he and other public stockholders of our common stock are entitled to enjoin the proposed amended transaction or, alternatively, to recover damages in the event the transaction is completed.

     We believe that amending our merger agreement was in the best interest of our stockholders. Since the original merger was announced on August 28, 2006, a number of unanticipated events occurred that resulted in a dispute between us and Western regarding the merger. Western asserted that fires at our refineries, changes in our insurance program, increases in our anticipated capital expenditures, other regulatory issues and related costs of compliance, and other events and changes constituted a "material adverse effect" under the merger agreement and also violated various representations, warranties and covenants in the merger agreement, thereby giving Western the right to terminate the merger transaction in its entirety. After extensive consideration, we concluded that the interests of our stockholders were best served by avoiding litigation over this dispute by amending the merger agreement in a way that reduced the merger consideration but at the same time eliminated virtually all of Western's closing conditions and allowed us a 30-day "go-shop" period to see if we could obtain a better price for our stockholders. Accordingly, we think Mr. Bisset's lawsuit is without merit and intend to vigorously defend it.

     We expect to complete our merger with Western during the second quarter of 2007. We cannot specify when, or assure you that, we and Western will satisfy or waive all conditions to the merger. Further, there can be no assurance that the Federal Trade Commission, state antitrust authorities, or Mr. Bisset, will not seek injunctive relief to prevent the merger from taking place.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

     Not applicable.

ITEM 3. LEGAL PROCEEDINGS.

     We are a party to ordinary routine litigation incidental to our business. We also incorporate by reference the discussion of legal proceedings contained in Items 1 and 2 under the headings "Regulatory and Environmental Matters" and "Rights-of-Way", the discussion contained in
Item 1A, the discussions regarding "Low Sulfur Fuels and Settlement Agreements Expenditures" and "Environmental, Health and Safety" contained in Item 7, and the information in Note 17, "Commitments and Contingencies", to the Company's Consolidated Financial Statements in Item 8.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We held a special meeting of stockholders on February 27, 2007. Proxies for the meeting were solicited under Regulation 14A. Our stockholders were asked to vote on a proposal to adopt the Agreement and Plan of Merger dated as of August 26, 2006, by and among Western Refining, Inc., New Acquisition Corporation and Giant Industries, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of November 12, 2006, and approve the merger.

     The proposal was approved. The vote was as follows:

Shares Voted "For"    Shares Voted "Against"    Shares Voted "Abstaining"
------------------    ----------------------    -------------------------
    10,636,636               199,101                     140,216

                                 PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Our common stock is traded on the New York Stock Exchange. The high and low sales prices for our common stock for each full quarterly period as reported on the New York Stock Exchange Composite Tape for the last two fiscal years are as follows:

Quarter Ended                                          High      Low
-------------                                        -------   -------
December 31, 2006..............................      $ 81.45   $ 74.20
September 30, 2006.............................      $ 82.30   $ 64.49
June 30, 2006..................................      $ 76.97   $ 56.09
March 31, 2006.................................      $ 71.00   $ 52.44
December 31, 2005..............................      $ 60.50   $ 47.80
September 30, 2005.............................      $ 59.74   $ 35.90
June 30, 2005..................................      $ 36.49   $ 25.52
March 31, 2005.................................      $ 31.81   $ 23.54

     We currently do not pay dividends on our common stock. The board of directors will periodically review our policy regarding the payment of dividends. Any future dividends are subject to the results of our operations, declaration by the board of directors, and existing debt covenants, as described below.

     We have issued 8% Senior Subordinated Notes due 2014 (the "8% Notes") and 11% Senior Subordinated Notes due 2012 (the "11% Notes"). The 8% Notes were issued under an Indenture dated May 3, 2004 (the "8% Indenture") and the 11% Notes were issued under an Indenture dated May 14, 2002 (the "11% Indenture", and collectively with the 8% Indenture, the "Indentures"). Both Indentures are among the Company, its subsidiaries, as guarantors, and The Bank of New York, as trustee. The Indentures contain a number of covenants, one of which governs our ability to pay dividends and to purchase our common stock.

     Also see the Capital Structure discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations included in
Item 7.

     On February 27, 2007, there were 208 stockholders of record for our common stock.

     At December 31, 2006, retained earnings available for dividends under the most restrictive terms of the Indentures were approximately
$119,827,000.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table summarizes our recent financial information. This selected financial data should be read with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and the Consolidated Financial Statements and related notes thereto, included in Item 8:

                                  FINANCIAL AND OPERATING HIGHLIGHTS

                                                          Year Ended December 31,
                                      -------------------------------------------------------------
                                        2006         2005         2004         2003         2002
                                      ---------    ---------    ---------    ---------    ---------
                                     (In thousands, except percentages, per share and operating data)
Financial Statement Data
Continuing Operations:
  Net Revenues.....................   $4,198,203   $3,581,246   $2,511,589   $1,808,818   $1,251,335
  Operating Income.................      150,359      199,642       78,480       63,859       20,014
  Earnings (Loss)..................       82,751      103,931       16,338       12,364      (11,486)
  Earnings (Loss) Per Common
    Share - Basic..................   $     5.67   $     7.71   $     1.47   $     1.41   $    (1.34)
  Earnings (Loss) Per Common
    Share - Diluted................   $     5.64   $     7.63   $     1.43   $     1.40   $    (1.34)
Discontinued Operations:
  Net Revenues.....................   $        -   $        -   $    1,269   $   27,620   $   61,727
  Operating Earnings (Loss)........            -           24         (190)        (715)       3,596
  Earnings (Loss)..................            -           15         (117)        (441)       2,219
  (Loss) Earnings Per Common
    Share - Basic..................   $        -   $        -   $    (0.01)  $    (0.05)  $     0.26
  (Loss) Earnings Per Common
    Share - Diluted................            -            -        (0.01)       (0.05)        0.26
Cumulative Effect of Change in
  Accounting Principle.............   $        -   $      (68)           -   $     (704)           -
  Loss Per Common Share - Basic....   $        -   $    (0.01)           -   $    (0.08)           -
  Loss Per Common Share - Diluted..   $        -   $    (0.01)           -   $    (0.08)           -
Weighted Average Common Shares
  Outstanding - Basic..............       14,597       13,486       11,105        8,732        8,566
Weighted Average Common Shares
  Outstanding - Diluted............       14,680       13,629       11,358        8,830        8,566
Working Capital....................   $  207,152   $  233,847   $  103,172   $   97,294   $   91,333
Total Assets.......................    1,176,177      984,472      702,406      699,654      702,286
Long-Term Debt.....................      325,387      274,864      292,759      355,601      398,069
Stockholders' Equity...............      484,368      399,836      216,439      139,436      127,317
Long-Term Debt as a Percentage
  of Total Capitalization(a).......         40.2%        40.7%        57.5%        71.8%        75.8%
Book Value Per Common Share
  Outstanding(b)...................   $    33.08   $    27.36   $    17.55   $    15.87   $    14.85
Return on Average Stockholders'
  Equity(c)........................        18.72%        33.7%         9.1%         8.4%           -
Operating Data
Refining Group:
Four Corners Operations:
  Rated Crude Oil Capacity
    Utilized.......................           60%          62%          61%          67%         72%
  Refinery Sourced Sales Barrels
    (Bbls/Day).....................       26,945       28,516       27,355       29,900      31,907
  Average Crude Oil Costs ($/Bbl)..   $    65.28   $    55.01   $    39.31   $    29.32   $   23.62
  Refinery Margin ($/Bbl)..........   $    15.72   $    14.03   $     8.96   $     8.81   $    6.84




-------
(a) Total Capitalization is defined as Long-Term Debt, net of current portion plus Total Stockholders' Equity.
(b) Book value per common share is defined as Total Stockholders' Equity divided by number of common shares outstanding, net of treasury shares.
(c) Return on Average Stockholders' Equity is defined as Net Earnings divided by the average of Total Stockholders' Equity at the beginning of each year and Total Stockholders' Equity at the end of each year.

                                                             Year Ended December 31,
                                         -------------------------------------------------------------
                                           2006         2005         2004         2003         2002
                                         ---------    ---------    ---------    ---------    ---------
                                        (In thousands, except percentages, per share and operating data)
Yorktown Operations:(1)
  Rated Crude Oil Capacity Utilized..           84%          88%          84%          83%          86%
  Refinery Sourced Sales Barrels
    (Bbls/Day).......................       59,264       62,667       60,999       58,931       58,771
  Average Crude Oil Costs ($/Bbl)....    $   64.00    $   51.95    $   37.39    $   29.79    $   27.01
  Refinery Margin ($/Bbl)(2).........    $    3.95    $    8.72    $    5.60    $    4.07    $    2.32
Retail Group:
  Service Stations:(3)
  (Continuing Operations)
    Fuel Gallons Sold (In Thousands).      200,590      174,510      156,917      148,605      148,469
    Fuel Margin ($/Gallon)...........     $   0.19    $    0.20    $    0.18    $    0.20    $    0.15
    Merchandise Sold ($ In Thousands)     $159,513    $ 144,968    $ 134,012    $ 127,009    $ 123,630
    Merchandise Margin...............           27%          27%          24%          29%          27%
Operating Retail Outlets at Year End:
  Continuing Operations..............          155          135          123          123          123
Travel Center:(4)
  Fuel Gallons Sold (In Thousands)...            -            -            -       10,227       24,906
  Fuel Margin ($/Gallon).............    $       -    $       -    $       -    $    0.07    $    0.09
  Merchandise Sold ($ In Thousands)..    $       -    $       -    $       -    $   2,703    $   6,103
  Merchandise Margin.................            -            -            -           42%          44%
  Number of Outlets at Year End......            -            -            -            -            1
Wholesale Group:(5)
    Fuel Gallons Sold (In Thousands).      595,710      520,664      473,009      429,198      376,711
    Fuel Margin ($/Gallon)...........    $    0.06    $    0.07    $    0.05    $    0.05    $    0.05
    Lubricant Sales ($ In Thousands).    $  71,635    $  46,309    $  30,597    $  24,475    $  21,544
    Lubricant Margin.................           14%          16%          13%          15%          17%
-------
(1) Acquired on May 14, 2002.
(2) Refinery margin decreased from $8.72 per barrel in 2005 to $3.95 per barrel in 2006 as a result of the fires that occurred in November 2005 and September 2006.
(3) For the year ended December 31, 2006, statistics from 21 retail stores acquired from
    Amigo in August 2006 and 12 retail stores acquired from Dial in July 2005 were included. For the year ended December 31, 2005, statistics from 12 retail stores acquired from Dial in July 2005 were included.
(4) Sold June 19, 2003.
(5) For the year ended December 31, 2006, statistics from Dial and Amigo's wholesale operations that were acquired in July 2005 and August 2006, respectively, were included. For the year ended
    December 31, 2005, statistics from Dial's wholesale operations that were acquired in July 2005 were included.

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

                                                               December 31,
                                      --------------------------------------------------------------
                                         2006         2005         2004         2003         2002
                                      ----------   ----------   ----------   ----------   ----------
Average Per Barrel
Four Corners Operations
  Net sales.........................  $    84.19   $    72.42   $    52.15   $    40.43   $    32.60
  Less cost of products.............       68.47        58.39        43.19        31.62        25.76
                                      ----------   ----------   ----------   ----------   ----------
  Refining margin...................  $    15.72   $    14.03   $     8.96   $     8.81   $     6.84
                                      ==========   ==========   ==========   ==========   ==========
Yorktown Operations*
  Net sales.........................  $    70.43   $    62.66   $    45.11   $    34.69   $    29.99
  Less cost of products.............       66.48        53.94        39.51        30.62        27.67
                                      ----------   ----------   ----------   ----------   ----------
  Refining margin**.................  $     3.95   $     8.72   $     5.60   $     4.07   $     2.32
                                      ==========   ==========   ==========   ==========   ==========
Consolidated
  Net sales.........................  $    74.73   $    65.71   $    47.29   $    36.62   $    31.19
  Less cost of products.............       67.10        55.33        40.65        30.96        26.79
                                      ----------   ----------   ----------   ----------   ----------
  Refining margin...................  $     7.63   $    10.38   $     6.64   $     5.66   $     4.40
                                      ==========   ==========   ==========   ==========   ==========
Reconciliations of refined product
sales from produced products sold
per barrel to net revenues

Four Corners Operations
  Average sales price per
    produced barrel sold............  $    84.19   $    72.42   $    52.15   $    40.43   $    32.60
  Times refinery sourced sales
    barrels per day.................      26,945       28,516       27,355       29,900       31,907
  Times number of days in period....         365          365          366          365          365
                                      ----------   ----------   ----------   ----------   ----------
  Refined product sales from
    produced products sold (000's)..  $  828,002   $  753,772   $  522,122   $  441,233   $  379,661
                                      ==========   ==========   ==========   ==========   ==========
Yorktown Operations
  Average sales price per
    produced barrel sold............  $    70.43   $    62.66   $    45.11   $    34.69   $    29.99
  Times refinery sourced sales
    barrels per day.................      59,264       62,667       60,999       58,931       58,771
  Times number of days in period....         365          365          366          365          232
                                      ----------   ----------   ----------   ----------   ----------
  Refined product sales from
    produced products sold (000's)..  $1,523,497   $1,433,251   $1,007,109   $  746,175   $  408,910
                                      ==========   ==========   ==========   ==========   ==========
Consolidated (000's)
  Sum of refined product sales
    from produced products sold..... $2,351,499   $2,187,023   $1,529,231   $1,187,408   $  788,571
  Purchased product, transportation
    and other revenues..............     523,161      266,484      202,039       64,552       49,958
                                      ----------   ----------   ----------   ----------   ----------
  Net revenues***...................  $2,874,660   $2,453,507   $1,731,270   $1,251,960   $  838,529
                                      ==========   ==========   ==========   ==========   ==========
  * Acquired in May, 2002.
 ** Refinery margins decreased from $8.72 per barrel to $3.95 per barrel as a result of the fires that occurred in November 2005 and September 2006.
*** Includes intersegment net revenues.

                                     42

                                                               December 31,
                                      --------------------------------------------------------------
                                         2006         2005         2004         2003         2002
                                      ----------   ----------   ----------   ----------   ----------
Reconciliation of average cost
of products per produced barrel
sold to total cost of products
sold (excluding depreciation and
amortization)

Four Corners Operation
  Average cost of products per
    produced barrel sold............  $    68.47   $    58.39   $    43.19   $    31.62   $    25.76
  Times refinery sourced sales
    barrels per day.................      26,945       28,516       27,355       29,900       31,907
  Times number of days in period....         365          365          366          365          365
                                      ----------   ----------   ----------   ----------   ----------
  Cost of products for produced
    products sold (000's)...........  $  673,397   $  607,743   $  432,415   $  345,085   $  300,002
                                      ==========   ==========   ==========   ==========   ==========
Yorktown Operations
  Average cost of products per
    produced barrel sold............  $    66.48   $    53.94   $    39.51   $    30.62   $    27.67
  Times refinery sourced sales
    barrels per day.................      59,264       62,667       60,999       58,931       58,771
  Times number of days in period*...         365          365          366          365          232
                                      ----------   ----------   ----------   ----------   ----------
  Cost of products for produced
    products sold (000's)...........  $1,438,053   $1,233,794   $  882,086   $  658,631   $  377,277
                                      ==========   ==========   ==========   ==========   ==========
Consolidated (000's)
  Sum of refined cost of produced
    products sold...................  $2,111,450   $1,841,537   $1,314,501   $1,003,716   $  677,279
  Purchased product, transportation
    and other cost of products sold.     491,733      236,363      175,706       38,663       24,185
                                      ----------   ----------   ----------   ----------   ----------
  Total cost of products sold
  (excluding depreciation and
  amortization).....................  $2,603,183   $2,077,900   $1,490,207   $1,042,379   $  701,464
                                      ==========   ==========   ==========   ==========   ==========
*Acquired in May, 2002.

RETAIL GROUP

FUEL MARGIN

     Fuel margin is the difference between fuel sales less cost of fuel sales divided by number of gallons sold.

                                                               December 31,
                                      --------------------------------------------------------------
                                         2006         2005         2004         2003         2002
                                      ----------   ----------   ----------   ----------   ----------
(in 000's except fuel margin
per gallon)

Fuel sales..........................  $  526,623   $  408,687   $  291,923   $  242,451   $  219,662
Less cost of fuel sold..............     489,345      374,071      263,484      213,312      196,693
                                      ----------   ----------   ----------   ----------   ----------
Fuel margin.........................  $   37,278   $   34,616   $   28,439   $   29,139   $   22,969
Number of gallons sold..............     200,590      174,510      156,917      148,605      148,469
Fuel margin per gallon..............  $     0.19   $     0.20   $     0.18   $     0.20   $     0.15

Reconciliation of fuel sales
to net revenues (000's)

Fuel sales..........................  $  526,623   $  408,687   $  291,923   $  242,451   $  219,662
Excise taxes included in sales......     (74,178)     (62,671)     (58,867)     (62,296)     (73,146)
                                      ----------   ----------   ----------   ----------   ----------
Fuel sales, net of excise taxes.....     452,445      346,016      233,056      180,155      146,516
Merchandise sales...................     159,513      144,968      134,012      127,009      123,630
Other sales.........................      20,809       17,133       15,119       15,717       14,795
                                      ----------   ----------   ----------   ----------   ----------
Net revenues........................  $  632,767   $  508,117   $  382,187   $  322,881   $  284,941
                                      ==========   ==========   ==========   ==========   ==========
Reconciliation of fuel cost of
products sold to total cost of
products sold (excluding depreciation
and amortization) (000's)

Fuel cost of products sold..........  $  489,345   $  374,071   $  263,484   $  213,312   $  196,693
Excise taxes included in cost
  of products sold..................     (74,178)     (62,671)     (58,867)     (62,296)     (73,146)
                                      ----------   ----------   ----------   ----------   ----------
Fuel cost of products sold, net
  of excise taxes...................     415,167      311,400      204,617      151,016      123,547
Merchandise cost of products sold...     115,723      105,391      101,891       90,161       90,149
Other cost of products sold.........      16,046       13,466       12,044       12,385       12,065
                                      ----------   ----------   ----------   ----------   ----------
Total cost of products sold
  (excluding depreciation and
  amortization).....................  $  546,936   $  430,257   $  318,552   $  253,562   $  225,761
                                      ==========   ==========   ==========   ==========   ==========

WHOLESALE GROUP(1)

FUEL MARGIN

     Fuel margin is the difference between fuel sales less cost of fuel sales divided by number of gallons sold.

                                                               December 31,
                                      --------------------------------------------------------------
                                         2006(2)      2005(3)      2004         2003         2002
                                      ----------   ----------   ----------   ----------   ----------
(in 000's except fuel margin
per gallon)

Fuel sales..........................  $1,435,243   $1,118,796   $  807,158   $  585,091   $  444,621
Less cost of fuel sold..............   1,396,957    1,080,618      781,223      562,557      424,318
                                      ----------   ----------   ----------   ----------   ----------
Fuel margin.........................  $   38,286   $   38,178   $   25,935   $   22,534   $   20,303
Number of gallons sold..............     595,910      520,664      473,009      429,198      376,711
Fuel margin per gallon..............  $     0.06   $     0.07   $     0.05   $     0.05   $     0.05

Reconciliation of fuel sales to
net revenues (000's)

Fuel sales..........................  $1,435,243   $1,118,796   $  807,158   $  585,091   $  444,621
Excise taxes included in sales......    (192,798)    (162,780)    (160,776)    (140,625)    (120,596)
                                      ----------   ----------   ----------   ----------   ----------
Fuel sales, net of excise taxes.....   1,242,445      956,016      646,382      444,466      324,025
Lubricant sales.....................      71,635       46,309       30,597       24,475       21,544
Other sales.........................      14,199        5,087        3,596        3,563        4,365
                                      ----------   ----------   ----------   ----------   ----------
Net revenues(4).....................  $1,328,279   $1,007,412   $  680,575   $  472,504   $  349,934
                                      ==========   ==========   ==========   ==========   ==========
Reconciliation of fuel cost of
products sold to total cost of
products sold (excluding depreciation
and amortization) (000's)

Fuel cost of products sold..........  $1,396 957   $1,080,618   $  781,223   $  562,557   $  424,318
Excise taxes included in cost of
  products sold.....................    (192,798)    (162,780)    (160,776)    (140,625)    (120,596)
                                      ----------   ----------   ----------   ----------   ----------
Fuel cost of products sold, net
  of excise taxes...................   1,204,159      917,838      620,447      421,932      303,722
Lubricant cost of products sold.....      61,912       38,962       26,633       20,716       17,940
Other cost of products sold.........       5,247        1,308          605          603        1,864
                                      ----------   ----------   ----------   ----------   ----------
Total cost of products sold
  (excluding depreciation and
  amortization).....................  $1,271,318   $  958,108   $  647,685   $  443,251   $  323,526
                                      ==========   ==========   ==========   ==========   ==========

 (1) Dial presents sales and cost of sales, net of excise taxes.
 (2) Includes Phoenix Fuel and Dial's and Amigo's wholesale operations acquired in July 2005 and
     August 2006, respectively.
 (3) Includes Phoenix Fuel and Dial's wholesale operations that were acquired in July 2005.
 (4) Includes intersegment net revenues.

                                     45

                                                               December 31,
                                      --------------------------------------------------------------
                                         2006         2005         2004         2003         2002
                                      ----------   ----------   ----------   ----------   ----------
Consolidated
Reconciliation to net revenues
reported in Consolidated
Statement of Earnings (000's)

Net revenues - Refinery Group......   $2,874,660   $2,453,507   $1,731,270   $1,251,960   $  838,529
Net revenues - Retail Group........      632,767      508,117      382,187      322,881      284,941
Net revenues - Wholesale Group.....    1,328,279    1,007,412      680,575      472,504      349,934
Net revenues - Other...............          296          455          529          537          181
Eliminations.......................     (637,799)    (388,245)    (282,972)    (239,064)    (222,250)
                                      ----------   ----------   ----------   ----------   ----------
Total net revenues reported in
  Consolidated Statement
  Earnings.........................   $4,198,203   $3,581,246   $2,511,589   $1,808,818   $1,251,335
                                      ==========   ==========   ==========   ==========   ==========
Reconciliation to cost of
products sold (excluding
depreciation and amortization)
in Consolidated Statement
of Earnings (000's)

Cost of products sold -
  Refinery Group (excluding
  depreciation and amortization)...   $2,603,183   $2,077,900   $1,490,207   $1,042,379   $  701,464
Cost of products sold -
  Retail Group (excluding
  depreciation and amortization)...      546,936      430,257      318,552      253,562      225,761
Cost of products sold -
  Wholesale Group (excluding
  depreciation and amortization)...    1,271,318      958,108      647,685      443,251      323,526
Eliminations.......................     (637,799)    (388,245)    (282,972)    (239,064)    (222,250)
Other..............................       17,924       15,171       12,598       11,482       16,076
                                      ----------   ----------   ----------   ----------   ----------
Total cost of products sold
  (excluding depreciation and
  amortization) reported in
  Consolidated Statement of
  Earnings.........................   $3,801,562   $3,093,191   $2,186,070   $1,511,610   $1,044,577
                                      ==========   ==========   ==========   ==========   ==========

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

     We refine and sell petroleum products and operate service stations and convenience stores. Our operations are divided into three strategic business units, the refining group, the retail group and the wholesale group. Our refining group operates two refineries in the Four Corners area of New Mexico and one refinery in Yorktown, Virginia. Our refining group sells its products to numerous wholesale distributors and retail chains. Our retail group operated 155 service stations at December 31, 2006. This includes 12 service stations acquired in the Dial Oil Co. ("Dial") transaction on July 12, 2005, whose results of operations had previously been included in the wholesale group from the date of the acquisition, and 21 operating convenience stores acquired from Amigo Petroleum Company ("Amigo") in August 2006. Our retail group sells petroleum products and merchandise in New Mexico, Arizona, and southern Colorado. Our wholesale group distributes commercial wholesale petroleum products primarily in Arizona and New Mexico.

     In order to maintain and improve our financial performance, we are focused on several critical and challenging objectives. We will be addressing these objectives in the short-term as well as over the next three to five years in the event our merger with Western does not close. Until the merger closes, however, we are subject to the terms of our agreement with Western discussed below. In our view, the most important of these objectives are:

     -  improving the operating reliability of our refineries;

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

     On August 26, 2006, we entered into an Agreement and Plan of Merger (the "Plan of Merger") with Western and New Acquisition Corporation ("Merger Sub"). On November 12, 2006, we entered into an Amendment No. 1 to Agreement and Plan of Merger (the "Amendment") with Western and Merger Sub. The Plan of Merger and Amendment are collectively referred to as the "Agreement". If the transaction closes, Western will acquire all of our outstanding shares of common stock for $77.00 per share and we will be merged with Merger Sub and become a wholly-owned subsidiary of Western. The transaction has been approved by our board of directors and the board of directors of Western. The closing of the transaction is subject to various conditions, including compliance with the pre-merger notification requirements of the Hart-Scott-Rodino Act (the "HSR Act"), and approval by our stockholders. Our stockholders approved the transaction on February 27, 2007. The transaction is not subject to any financing conditions.

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

     We and Western filed pre-merger notifications with the U.S. antitrust authorities pursuant to the HSR Act on September 7, 2006. We and Western subsequently entered into an agreement with the Federal Trade Commission on February 20, 2007 in which we agreed: (i) to respond to additional information requests; (ii) not to certify substantial compliance with the information requests until March 13, 2007; and (iii) not to close our merger with Western until 30 days after we and Western certify substantial compliance. Additionally, on November 22, 2006, Timothy Bisset filed a class action complaint against us, our directors and Western in connection with our merger. Among other things, Mr. Bisset alleges that he and other public stockholders of our common stock are entitled to enjoin the proposed amended transaction or, alternatively, to recover damages in the event the transaction is completed. For a further discussion of these matters, see the discussion in our Risk Factors section in Item 1A regarding the possibility that our merger may not occur or could be set aside.

     We expect to complete our merger with Western during the second quarter of 2007. We cannot specify when, or assure you that, we and Western will satisfy or waive all conditions to the merger. Further, there can be no assurance that the Federal Trade Commission, state antitrust authorities, or Mr. Bisset, will not seek injunctive relief to prevent the merger from taking place.

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

     Our significant accounting policies, including revenue recognition, inventory valuation, and maintenance costs, are described in Note 1, "Organization and Significant Accounting Policies", to our Consolidated Financial Statements included in Item 8. The following accounting policies are considered critical due to the uncertainties, judgments, assumptions and estimates involved:

     - accounting for contingencies, including environmental remediation and litigation liabilities (see Note 17);

     -  assessing the possible impairment of long-lived assets (see Notes
        4 and 5);

     -  accounting for asset retirement obligations (see Note 7);

     -  accounting for our pension and post-retirement benefit plans (see
        Note 13); and

     -  accounting for inventories (see Note 2).

CONTINGENCIES, INCLUDING ENVIRONMENTAL REMEDIATION AND LITIGATION
LIABILITIES

     We have recorded various environmental remediation liabilities described in more detail in Note 17, "Commitments and Contingencies", to our Consolidated Financial Statements in Item 8. For the most part, these liabilities result from:

     - past operations, including liabilities arising out of changes in environmental laws; and

     -  liabilities assumed in connection with acquired assets.

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

     We record liabilities for litigation matters when it is probable that the outcome of litigation will be adverse and damages can be reasonably estimated. We estimate damages based on the facts and circumstances of each case, our knowledge and experience, and the knowledge and experience of others with whom we may consult.

IMPAIRMENT OF LONG-LIVED ASSETS

     We review the carrying values of our long-lived assets, including goodwill and other intangibles, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For assets held for sale, we report long-lived assets at the lower of the carrying amount or fair value less cost to sell. For assets held and used, we use an undiscounted cash flow methodology to assess their recoverability. If the sum of the expected future cash flows for these assets is less than their carrying value, we record impairment losses. Goodwill and certain intangible assets with indefinite lives are also subject to an annual impairment test. Changes in current economic conditions, assumptions regarding the timing and amounts of cash flows, or fair market value estimates could result in additional write-downs of these assets in the future. For a discussion of our impairment of long-lived assets, see Notes 4, "Goodwill and Other Intangible Assets", and 5, "Assets Held for Sale, Discontinued Operations and Asset Disposals", to our Consolidated Financial Statements in Item 8.

ASSET RETIREMENT OBLIGATIONS

     We have legal obligations associated with the retirement of some of our long-lived assets. These obligations are related to:

     -  some of our solid waste management facilities;

     -  some of our crude pipeline right-of-way agreements;

     -  some of our underground and above-ground storage tanks; and

     - some of our refinery piping and heaters, that are wrapped in material containing asbestos.

     We use a discounted cash flow model to calculate the fair value of the asset retirement obligations. Key assumptions we use in estimating the fair value of these obligations are:

     -  settlement date occurs at the end of the economic useful life; and

     - settlement prices are estimated using consultant proposals and third-party contractor invoices for substantially equivalent work and a market risk premium to cover uncertainties and unforeseeable circumstances.

     Changes in current economic conditions, assumptions regarding the timing and amounts of cash flows, or fair market value estimates could result in a change in the obligation in the future.

     For a discussion of our asset retirement obligations, see Note 7, "Asset Retirement Obligations", to our Consolidated Financial Statements in Item 8.

PENSION AND POST-RETIREMENT PLANS

     We have a defined benefit retirement plan ("Cash Balance Plan") and a post-retirement medical plan ("Retiree Medical Plan") for our Yorktown employees.

     The plan obligations and related assets of our pension and post-retirement plans are presented in Note 13, "Pension and Post-retirement Benefits", to our Consolidated Financial Statements. Plan assets, which consist of equity and debt securities, are valued using market prices. Plan obligations and the annual pension and post-retirement medical expense are determined by independent actuaries and are based on a number of assumptions. The key assumptions used in measuring the plan obligations include:

     -  discount rate;

     -  long-term rate of return on plan assets; and

     -  healthcare cost trend rates.

     Changes in our actuarial assumptions used in calculating our pension and other post-retirement benefit liability and expense can have a significant impact on our earnings and financial position. We review these assumptions on an annual basis and adjust them as necessary.

     The following chart reflects the sensitivities that a change in certain actuarial assumptions for our Cash Balance Plan would have had on the 2006 projected benefit obligation, our 2006 reported pension liability on our Consolidated Balance Sheet, and our 2006 reported pension expense on our Consolidated Statement of Operations:

                                             Increase/(Decrease)
                                   --------------------------------------
                                   Impact on Projected       Impact on
Actuarial Assumption(a)            Benefit Obligation     Pension Expense
-----------------------            -------------------    ---------------
Discount rate:
Increase 1%..................          $(2,560,000)          $(390,000)
Decrease 1%..................            2,710,000             290,000
Expected long-term rate
  of return on plan assets:
Increase 1%..................                    -             (54,000)
Decrease 1%..................                    -              54,000
-------
(a) Each fluctuation assumes that the other components of the calculation are held constant.

     The following chart reflects the sensitivities that a change in certain actuarial assumptions for our Retiree Medical Plan would have had on the 2006 accumulated post-retirement benefit obligation on our Consolidated Balance Sheet and our 2006 reported post-retirement benefit expense on our Consolidated Statement of Operation:

                                              Increase/(Decrease)
                                     -------------------------------------
                                         Impact on           Impact on
                                        Accumulated            Other
                                       Post-retirement     Post-retirement
                                     Benefit Obligation    Benefit Expense
                                     ------------------    ---------------
Actuarial Assumption(a)
-----------------------
Discount rate:
  Increase 1%.....................      $ (810,000)          $(120,000)
  Decrease 1%.....................       1,020,000             150,000
Health care cost trend rate(b):
  Increase 1%.....................         470,000              90,000
  Decrease 1%.....................        (420,000)            (80,000)
-------
(a) Each fluctuation assumes that the other components of the calculation are held constant.
(b) This assumes a 1% change in the initial and ultimate health care cost trend rate.

INVENTORIES

     Our inventories are stated at the lower of cost or market. Costs for crude oil and refined products produced by the refineries are determined by the last-in, first-out ("LIFO") method. Under this method, the most recent acquisition costs are charged to cost of sales, and inventories are valued at the earliest acquisition costs. We selected this method because we believe it more accurately reflects the cost of our current sales. The use of this method results in reported earnings that can differ significantly from those that might be reported under a different inventory method such as the first-in, first-out ("FIFO") method. Under the FIFO method, the earliest acquisition costs are charged to cost of sales and inventories are valued at the latest acquisition costs. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO volumes in prior periods. Market value is determined based on estimated selling prices less applicable refining, transportation and other selling costs, generally for the month subsequent to the end of the reporting period. This topic is further discussed in Note 2, "Inventories", to our Consolidated Financial Statements included in Item 8.

     The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board ("FASB"), under Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty", reached a consensus in September 2005 that some or all of such buy/sell arrangements should be accounted for at historical cost pursuant to the guidance in paragraph 21(a) of Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions". Our buy/sell arrangements with a counterparty are reported on a net basis and, accordingly, we believe we are in compliance with this EITF. The net proceeds for these type of transactions were approximately $9,000,000, $11,000,000 and $7,000,000 in 2006, 2005, and 2004, respectively.

     In November 2004, Financial Accounting Standards Board ("FASB") issued SFAS 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4", which is effective for fiscal years beginning after June 15, 2005. This Statement requires that idle capacity expense, freight, handling costs, and wasted materials (spoilage), regardless of whether these costs are considered abnormal, be treated as current period charges. In addition, this statement requires that allocation of fixed overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 on January 1, 2006 did not have a material impact on our financial statements.

     In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion 29". The basic principle in Opinion 29 provides that nonmonetary exchanges should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, provides an exception to this principle if the exchange involves similar productive assets. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 on January 1, 2006 did not have a material impact on our financial statements.

RESULTS OF OPERATIONS

     Our recent financial information is summarized in Selected Financial Data in Item 6. The following discussion of our Results of Operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8, primarily Note 16.

     Below is operating data for our operations:

                                                           Year Ended December 31,
                                                     ------------------------------------
                                                        2006         2005         2004
                                                     ----------   ----------   ----------
Refining Group Operating Data:
  Four Corners Operations:
    Crude Oil/NGL Throughput (BPD).............          27,546       29,382       28,281
    Refinery Sourced Sales Barrels (BPD).......          26,945       28,516       27,355
    Average Crude Oil Costs ($/Bbl)............       $   65.28   $    55.01   $    39.31
    Refining Margin ($/Bbl)....................       $   15.72   $    14.03   $     8.96
  Yorktown Operations:
    Crude Oil Throughput (BPD).................          59,505       60,973       58,913
    Refinery Sourced Sales Barrels (BPD).......          59,264       62,667       60,999
    Average Crude Oil Costs ($/Bbl)............       $   64.00   $    51.95   $    37.39
    Refining Margin ($/Bbl)(1).................       $    3.95   $     8.72   $     5.60
Retail Group Operating Data:(2)
(Continuing operations only)
  Fuel Gallons Sold (000's)....................         200,590      174,510      156,917
  Fuel Margin ($/gal)..........................       $    0.19   $     0.20   $     0.18
  Merchandise Sales ($ in 000's)...............       $ 159,513   $  144,968   $  134,012
  Merchandise Margin...........................              27%          27%          24%
  Operating Retail Outlets at Year End.........             155          135          123
Wholesale Group Operating Data:(3)
    Fuel Gallons Sold (000's)..................         595,710      520,664      473,009
    Fuel Margin ($/gal)........................       $    0.06   $     0.07   $     0.05
    Lubricant Sales ($ in 000's)...............       $  71,635   $   46,309   $   30,957
    Lubricant Margin...........................              14%          16%          13%
-------

(1) Refinery margin decreased from $8.72 per barrel in 2005 to $3.95 per barrel in 2006 as a result of the fires that occurred in November 2005 and September 2006.

(2) For the year ended December 31, 2006, includes statistics from 21 retail stores acquired from Amigo in August 2006 and 12 retail stores acquired from Dial in July 2005. For the year ended December 31, 2005, includes statistics from 12 retail stores acquired from Dial in July 2005.
(3) For the year ended December 31, 2006, includes statistics from Dial and Amigo's wholesale operations that were acquired in July 2005 and August 2006, respectively. For the year ended December 31, 2005, includes statistics from Dial's wholesale operations that were acquired in July 2005.

     The comparability of our continuing results of operations for the year ended December 31, 2006 with the year ended December 31, 2005 is affected by, among others, the following factors:

     - weaker net refining margins for our Yorktown refinery in 2006, due primarily to the following:

        - the Yorktown fire in the fourth quarter of 2005, which resulted in:

           - a complete shutdown of refinery operations from November 25, 2005 to mid-January 2006, and a partial shutdown from mid-January 2006 to late April 2006; and

           - the need to sell feedstocks for the unit damaged in the fire at a lower margin as compared to sales of finished products while the refinery was operating at less than full capacity;

        - the processing of relatively high cost feedstocks in a declining crude oil and finished products market, particularly late in the third quarter;

        - the purchase of relatively higher priced crude oil during a portion of the year because a supplier had a disruption in its operations;

        - relatively higher costs that began in the late spring and ended in November for a blending component;

-	delays in putting the ultra low sulfur diesel ("ULSD") unit
into operation;

        - the Yorktown fire on September 30, 2006 that resulted in a shutdown of the processing unit required to produce ULSD;

     - the Ciniza fire on October 5, 2006 that resulted in a temporary shutdown of the alkylation unit and an associated unit; and

     - the Ciniza fire on December 26, 2006 that damaged the DHT unit and various instrumentation and cabling at the refinery.

     These factors were partially offset by the following positive factors:

     - stronger net refining margins for our Four Corners refineries for the year ended December 31, 2006, due to, among other things:

        -  increased sales in our higher margin markets; and

        -  favorable market conditions in certain of our market areas;

     - a recorded pre-tax gain of $82,003,000 as a result of insurance proceeds received related to the fire at our Yorktown refinery in 2005.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

     Our earnings from continuing operations before income taxes decreased $38,932,000 for the year ended December 31, 2006. This decrease was primarily due to the following:

     - a $124,164,000 decrease in operating income before corporate allocations recorded by our Yorktown refinery operations;

     - a $3,688,000 decrease in operating income before corporate allocations at our Four Corners refinery operations due to lower sales volume as a result of the fires mentioned above and higher operating costs, partially offset by higher margins; and

     - a $27,209,000 increase in operating expenses primarily due to higher employee, maintenance and insurance costs at our refineries, the addition of Amigo's operations in August 2006 and the inclusion of Dial's operations for the full year in 2006 versus a partial year in 2005.

     These factors were partially offset by the following:

     - higher operating income before corporate allocations of $3,420,000 from our retail segment as a result of certain acquisitions;

     - a $78,315,000 increase in gain recorded as a result of the 2005 Yorktown fire;

     - lower interest expense due to an increase in interest capitalized to our long-term constructions projects, and a refinancing of a portion of our long-term debt that occurred in the second quarter of 2005; and

     - a $2,082,000 decrease in costs associated with early debt extinguishment that occurred in 2005.

YORKTOWN REFINERY

     Our Yorktown refinery operated at an average throughput rate of approximately 59,500 barrels per day in 2006, compared to 61,000 barrels per day in 2005.

     Revenues for our Yorktown refinery increased in 2006 primarily due to an increase in finished product prices.

     Refining margins for 2006 were $3.95 per barrel as compared to $8.72 per barrel for the same period in 2005. This decrease in refining margins was primarily due to the following:

     - the Yorktown fire in the fourth quarter of 2005, which resulted in:

        - a complete shutdown of refinery operations from November 25, 2005 to mid-January 2006, and a partial shutdown from mid-January 2006 to late April 2006; and

        - the need to sell feedstocks for the unit damaged in the fire at a lower margin as compared to sales of finished products while the refinery was operating at less than full capacity;

     - the processing of relatively high cost feedstocks in a declining crude oil and finished products market, particularly late in the third quarter;

     - the purchase of relatively higher priced crude oil because a supplier had a disruption in its operations;

     - relatively higher costs that began in the late spring and ended in November for a blending component;

     -  delays in initially putting the ULSD unit into operation; and

     -  the September 2006 fire in the ULSD unit.

     Operating expenses for our Yorktown refinery increased in 2006 due to higher purchased fuel costs, insurance costs, maintenance and employee costs, partially offset by decreases in utilities and costs for chemicals and catalyst.

     Depreciation and amortization expense increased in 2006 primarily due to depreciation of additional assets that were put into service in 2006.

FOUR CORNERS REFINERIES

     Our Four Corners refineries operated at an average throughput rate of approximately 27,500 barrels per day in 2006 and 29,400 barrels per day in 2005.

     Revenues increased in 2006 primarily due to an increase in finished product prices.

     Refining margins in 2006 were $15.72 per barrel as compared to $14.03 per barrel for the same period in 2005. The increase in 2006 was primarily due to favorable market conditions.

     Operating expenses increased in 2006 primarily due to increased employee costs, and higher rental costs, maintenance costs, chemical and catalyst costs, and insurance costs in connection with our operations.

RETAIL GROUP

     Revenues for our retail group increased in 2006 primarily due to (i) an increase in finished product selling prices, (ii) an increase in fuel volumes sold, (iii) the addition of Amigo's 21 convenience stores, and
(iv) the inclusion of Dial's 12 convenience stores for the full year in 2006 versus a partial year in 2005.

     Average fuel margin was $0.19 per gallon in 2006 and $0.20 per gallon in 2005. Fuel volumes sold in 2006 increased by 15% as compared to the same period a year ago due to improved market conditions and the inclusion of Amigo's 21 convenience stores and Dial's 12 convenience stores.

     Average merchandise margin remained constant at 27% in 2006 and 2005.

     Operating expenses increased in 2006 as compared with the same period in 2005, primarily due to the addition of Amigo's 21 operating convenience stores in August 2006, the inclusion of Dial's 12 convenience stores for the full year in 2006 versus a partial year in 2005 as a result of the July 2005 acquisition, and higher bank charges as a result of higher fuel volumes and prices.

     Depreciation and amortization expense decreased in 2006 as compared to the same period in 2005 due to a reduction in amortization for our leasehold improvements and due to certain assets being fully depreciated in 2006.

WHOLESALE GROUP

     Gasoline and diesel fuel volumes sold by our wholesale group increased in 2006 as compared to the same period in 2005 primarily due to the addition of Dial's and Amigo's businesses to our operations and favorable market conditions. Average gasoline and diesel fuel margins were $0.06 per gallon and $0.07 per gallon in 2006 and 2005, respectively. The decrease in average fuel and diesel fuel margins was primarily due to higher costs of products.

     Revenues for our wholesale group increased in 2006 primarily due to higher price per gallon sold, the addition of Dial's business and Amigo's assets to our operations, and favorable market conditions.
Operating expenses for our wholesale group increased in 2006 primarily due to higher fuel costs, higher employee payroll and benefit costs, and the addition of Dial's and Amigo's businesses to our operations.

     Depreciation and amortization expense for our wholesale group increased in 2006 primarily due to the addition of Dial's and Amigo's businesses to our operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

     For the year ended December 31, 2006, SG&A expenses increased approximately $4,348,000 or 10% to $49,521,000 from $45,173,000 in the comparable 2005 period. The increase was primarily due to higher employee and outside services costs and the addition of Dial's operations to our business, partially offset by lower management incentive bonus accruals.

INTEREST EXPENSE

     For the year ended December 31, 2006, interest expense decreased approximately $5,313,000 or 22% to $19,172,000 from $24,485,000 in the comparable 2005 period. This decrease was primarily due to a $4,891,000 increase in interest capitalized to our long-term construction projects.

NET LOSS ON THE DISPOSAL/WRITE-DOWN OF ASSETS

     For the year ended December 31, 2006, we recorded a net loss of $723,000 on the disposal and write-down of assets. This loss was primarily due to a write-down of $877,000 of assets at Ciniza that was related to the December 2006 fire. We do not anticipate receiving any insurance proceeds related to this fire because the deductible threshold was not met. This loss was partially offset by net gains of $154,000 on sales of assets in the ordinary course of business. For the year ended December 31, 2005, we recorded a net loss of $1,009,000 on the disposal of assets. This loss was primarily due to a write-down of $1,284,000 relating to our secondary crude tower at Ciniza, partially offset by gains of $275,000 on sales of assets in the ordinary course of business.

INCOME TAXES FROM CONTINUING OPERATIONS

     The effective tax rate for the year ended December 31, 2006 was approximately 38.3%. The effective tax rate for the year ended December 31, 2005 was approximately 39.9%. The decrease in effective tax rate was primarily due to tax credits for small business refiners that were recognized in 2006.

DISCONTINUED OPERATIONS

     Discontinued operations include the operations of some of our retail service station/convenience stores. See Note 5, "Assets held for Sale, Discontinued Operations and Asset Disposals", to our Consolidated
Financial Statements included in Item 8 for additional information relating to these operations.

OUTLOOK

     We believe that our current refining margins are stronger than the same time last year, as demand for gasoline and diesel has been strong at Yorktown and in our Four Corners' market. In our retail operations, we are continuing to achieve growth in both fuel volumes and merchandise sales on a comparable store basis. While fuel margins started the year stronger than typically seen in the winter months, recent increases in fuel costs have eroded fuel margins to lower levels than we realized at the same time last year. Merchandise margins are, however, comparable to the prior year level. In our wholesale operations, we are continuing to experience growth in fuel volumes in our historical business as well as from the recent acquisition of Empire. Margins, so far, are slightly lower compared to the same time last year. Our businesses are very volatile and there can be no assurance that currently existing conditions will continue for any of our business segments.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

     Our earnings from continuing operations before income taxes increased $146,055,000 for the year ended December 31, 2005. This increase was primarily due to the following:

     - an increase in operating earnings before corporate allocations from our refinery operations of $111,634,000 primarily due to higher margins;

     - a $8,422,000 decrease in interest expense due to our refinancing transactions in 2005;

     - a decrease of $8,482,000 in costs associated with early debt extinguishment; and

     - an increase in our retail and wholesale operations fuel volumes and margin as a result of improved market conditions.

     This increase was partially offset by the following:

     - a $29,793,000 increase in operating expenses primarily due to higher purchased fuel costs and increased repairs and maintenance expenditures at our refineries.

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

     Operating expenses increased in 2005 primarily due to the following:

     - increased maintenance costs primarily related to tank inspections and repairs and coker unit repairs;

     - increased operating costs due to higher volumes, higher electrical costs, and higher purchased costs of natural gas; and

     - increased chemical and catalyst costs, primarily related to higher cost catalyst required to meet more stringent sulfur reduction requirements.

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

WHOLESALE GROUP

     Gasoline and diesel fuel volumes sold by our wholesale group increased due to the addition of Dial's operations in July 2005. Average gasoline and diesel fuel margins for wholesale group were $0.07 per gallon for 2005 and were $0.05 per gallon for 2004 due to favorable market conditions.

     Revenues for our wholesale group increased in 2005 primarily due to an increase in finished product selling prices as a result of improved market conditions.

     Our wholesale group finished product margins increased in 2005 as compared to 2004 primarily due to improved market conditions.

     Operating expenses for our wholesale group increased in 2005 as compared to 2004 primarily as a result of higher transportation costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

     For the year ended December 31, 2005, SG&A expenses increased approximately $7,339,000 or 19% to $45,173,000 from $37,834,000 in the comparable 2004 period. The increase was primarily due to:

     - higher management incentive bonuses associated with improved company financial performance; and

     -  additional expenses incurred in relation to our 401(k) plan.

     These increases were partially offset by:

     - a reduction in costs related to our self-insured health plan due to improved claims experience; and

     - lower legal costs as a result of legal expense reimbursements from our insurance carriers.

INTEREST EXPENSE

     For the year ended December 31, 2005, interest expense decreased approximately $8,422,000 or 26% to $24,485,000 from $32,907,000 in the comparable 2004 period as a result of our refinancing transactions in 2005. See Note 8 to our Consolidated Financial Statements included in Item 8 for a further description of these transactions.

NET LOSS ON THE DISPOSAL/WRITE-DOWN OF ASSETS

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


LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE

     At December 31, 2006 we had long-term debt of $325,387,000. At December 31, 2005 our long-term debt was $274,864,000.

     The amount at December 31, 2006 includes:

     -  $150,000,000 before discount, of 8% Senior Subordinated Notes due
        2014;

     - $130,001,000 before discount, of 11% Senior Subordinated Notes due 2012; and

     -  $50,000,000 on our revolving credit facility.

     The amount at December 31, 2005 includes:

     -  $150,000,000 before discount, of 8% Senior Subordinated Notes due
        2014; and

     -  $130,001,000 before discount, of 11% Senior Subordinated Notes due
        2012.

     At December 31, 2006, our long-term debt was 40.2% of total capital. At December 31, 2005, it was 40.7%. Our net debt (long-term debt, net of current portion less cash and cash equivalents) to total capitalization (long-term debt, net of current portion less cash and cash equivalents plus total stockholders' equity) percentage at December 31, 2006, was 38.8%. At December 31, 2005, this percentage was 21.7%. The increase is primarily due to lower cash and cash equivalent balances and higher long-term debt outstanding at December 31, 2006.

     At December 31, 2006, we had a $175,000,000 revolving credit facility that we entered into on June 27, 2005. This facility matures in 2010 and the maximum amount that we may borrow is $175,000,000. In connection with this facility, we incurred financing costs that have been deferred and are being amortized over the term of the facility. For a further discussion of this matter, see Note 8 to our Consolidated Financial Statements included in Item 8.

     The credit facility is primarily a working capital and letter of credit facility. At December 31, 2006, we had borrowings of $50,000,000 under the facility and $27,832,000 of letters of credit outstanding. At December 31, 2005, we had no direct borrowings outstanding under the previous facility and $66,771,000 of letters of credit outstanding.

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

     Our level of debt and these covenants may, among other things:

     - limit our ability to use cash flow, or obtain additional financing, for future working capital needs, capital expenditures, acquisitions or other general corporate purposes;

     - restrict our ability to pay dividends or purchase shares of our common stock;

     - require a substantial portion of our cash flow from operations to make interest payments;

     - limit our flexibility to plan for, or react to, changes in business and industry conditions;

     - place us at a competitive disadvantage compared to less leveraged competitors; and

     - increase our vulnerability to the impact of adverse economic and industry conditions and, to the extent of our outstanding debt under our floating rate debt facilities, the impact of increases in interest rates.

     If we are unable to:

     -  generate sufficient cash flow from operations;

     -  borrow sufficient funds to service our debt; or

     -  meet our working capital and capital expenditure requirements,

then, due to borrowing base restrictions, increased letter of credit requirements, or otherwise, we may be required to:

     -  sell assets;

     -  reduce capital expenditures;

     -  refinance all or a portion of our existing debt; or

     -  obtain additional financing.

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

CASH FLOW FROM OPERATIONS

     Our cash flow from operations depends primarily on producing and selling quantities of refined products at margins sufficient to cover fixed and variable expenses. In recent years, crude oil costs and prices of refined products have fluctuated substantially. These costs and prices depend on numerous factors, including:

     - the supply of and demand for crude oil, gasoline and other refined products;

     -  changes in the U.S. economy;

     - changes in the level of foreign and domestic production of crude oil and refined products;

     -  worldwide political conditions;

     -  the extent of government laws; and

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

     Moreover, the industry is highly competitive. Many of our competitors are large, integrated oil companies which, because of their more diverse operations, larger refineries, stronger capitalization and better brand name recognition, may be better able than we are to withstand volatile industry conditions, including shortages or excesses of crude oil or refined products or intense price competition at the wholesale and retail levels. Because some of our competitors' refineries are larger and more efficient than our refineries, these refineries may have lower per barrel crude oil refinery processing costs. Further, in 2007, our operating costs will be increasing reflecting, among other things, increased insurance premiums, anticipated increases in refinery personnel, and potential increases in utility costs for our Four Corners refineries.

     Our ability to borrow funds under our current revolving credit facility could be adversely impacted by low product prices that could reduce our borrowing base related to eligible accounts receivable and inventories. In addition, the structuring of the Statoil supply agreement results in a lower availability of funds under the borrowing base calculation of our credit facility. Because of the terms of the Statoil agreement, however, our borrowing needs have been reduced. Our debt instruments also contain restrictive covenants that limit our ability to borrow funds if certain thresholds are not maintained. See the discussion above in Capital Structure for further information relating to these loan covenants.

     We anticipate that working capital, including that necessary for capital expenditures and debt service, will be funded through existing cash balances, cash generated from operating activities, existing credit facilities, and, if necessary, future financing arrangements. Future liquidity, both short- and long-term, will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. Based on the current operating environment for all of our operations and our anticipated borrowing capacity, we believe that we will have sufficient working capital to meet our needs over the next 12-month period. As previously discussed, however, we expect to complete our merger with Western during the second quarter of 2007. We cannot specify when, or assure you that, we and Western will satisfy or waive all conditions to the merger. Further, there can be no assurance that a third party will not seek injunctive relief to prevent the merger from taking place.

WORKING CAPITAL

     Working capital at December 31, 2006 consisted of current assets of $429,287,000 and current liabilities of $222,135,000, or a current ratio of 1.93:1. At December 31, 2005, the current ratio was 2.12:1, with current assets of $442,355,000 and current liabilities of $208,508,000. We anticipate that working capital, including that necessary for capital expenditures and debt service, will be funded through existing cash balances, cash generated from operating activities, existing credit facilities, and, if necessary, future financing arrangements. Future liquidity, both short- and long-term, will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. Based on the current operating environment for all of our operations, we believe that we will have sufficient working capital, including available funds from our revolving line of credit, to meet our needs over the next 12-month period. As noted above, however, we expect to complete our merger with Western during the second quarter of 2007. We cannot specify when, or assure you that, we and Western will satisfy or waive all conditions to the merger. Further, there can be no assurance that a third party will not seek injunctive relief to prevent the merger from taking place.

CAPITAL EXPENDITURES AND RESOURCES

     Cash used for capital expenditures totaled approximately $232,964,000 for the year ended December 31, 2006 and $70,659,000 for the year ended December 31, 2005. Expenditures for 2006 were primarily for building and revamping our refinery units to comply with the low sulfur fuel regulatory requirements, the Yorktown consent decree, rebuilding the various affected units due to the fires discussed above, and various projects in conjunction with the re-commissioning of the crude oil pipeline running from Jal, New Mexico to Bisti, New Mexico that we acquired in 2005. For a further discussion of these matters, see the related discussions in Risk Factors in Item 1A and in Note 17 to our Consolidated Financial Statements in Item 8. Expenditures for 2005 were primarily for building and revamping our refinery units to comply with the low sulfur fuel regulatory requirements and the Yorktown consent decree.

     We received proceeds of approximately $4,069,000 from the sale of property, plant and equipment and other assets in 2006 and $4,526,000 in 2005. Proceeds received in 2006 primarily were from the sale of property in the ordinary course of business and the sale of four stores that were classified as asset held for sale. We also received $89,000,000 of insurance proceeds in 2006 due to the November 2005 fire incident at Yorktown and $3,688,000 of insurance proceeds in 2005 due to the March 2004 fire incident at Ciniza.

     On August 1, 2005, we acquired an idle crude oil pipeline running from Jal, New Mexico to Bisti, New Mexico and related assets from Texas-New Mexico Pipe Line Company. This pipeline is connected to our existing pipeline network that directly supplies crude oil to the Bloomfield and Ciniza refineries. We have begun testing the pipeline and taking other actions related to placing it in service. Unless currently unanticipated obstacles are encountered, we anticipate the pipeline will become operational before the end of the second quarter of 2007. In order to operate the pipeline, we will have to obtain approximately 750,000 barrels of linefill.

     On July 12, 2005, we acquired 100% of the common shares of Dial Oil Co. ("Dial"). We funded this acquisition with cash on hand. Dial is a wholesale distributor of gasoline, diesel and lubricants in the Four Corners area of the Southwest. Dial also owns and operates 12 service stations/convenience stores. Dial's assets include bulk petroleum distribution plants, cardlock fueling locations, and a fleet of truck transports.

     In May 2006, we acquired a lubricating business in El Paso, Texas. We funded this acquisition with cash on hand. The assets acquired primarily include lubricants inventory, fixed assets, and miscellaneous receivables. The acquisition was accounted for using the purchase method of accounting whereby the total purchase price has been preliminarily allocated to tangible and intangible assets acquired based on the fair market values on the date of acquisition.

     In August 2006, we acquired certain assets from Amigo. We funded this acquisition with cash on hand. These acquired assets include 25 convenience stores, two bulk petroleum distribution plants, and a transportation fleet. The acquisition was accounted for using the purchase method of accounting whereby the total purchase price has been preliminarily allocated to tangible and intangible assets acquired based on the fair market values on the date of acquisition.

     On January 2, 2007, we acquired 100% of the common shares of Empire Oil Co. ("Empire"). We funded this acquisition with cash on hand. Empire is a wholesale distributor of gasoline, diesel, and lubricants in Southern California. Empire's assets include a bulk petroleum distribution plant, cardlock fueling locations, and a fleet of truck transports.

     We continue to monitor and evaluate our assets and may sell additional non-strategic or underperforming assets that we identify as circumstances allow and to the extent permitted under the Western agreement. We also continue to evaluate potential acquisitions in our strategic markets, including retail lease arrangements, as well as projects that enhance the efficiency and safety of our operations.

     We have budgeted up to approximately $250,000,000 for capital expenditures in 2007 excluding any potential acquisitions. Of this amount, approximately $136,000,000 is for the completion of projects that were started in 2006. Approximately $110,000,000 of the $136,000,000 is budgeted for capital projects to produce motor fuel that will comply with low sulfur standard, approximately $7,000,000 is budgeted for capital projects due to the September 2006 Yorktown refinery fire incident and approximately $1,200,000 is budgeted for capital projects due to the October 2006 Ciniza fire incident. We believe a significant amount of the fire-related expenditures will be reimbursed by insurance. We also have budgeted $6,700,000 for capital projects related to the December 2006 Ciniza fire. We do not anticipate receiving any insurance proceeds from this fire. In addition, approximately $48,000,000 is budgeted for non-discretionary projects that are required by law or regulation or to maintain the physical integrity of existing assets. Another $54,000,000 is budgeted for discretionary projects to sustain or enhance the current level of operations, increase earnings associated with existing or new businesses, and to expand existing operations. Our budget also includes $6,000,000 for capital expenditure contingencies.

     Much of the capital currently budgeted for environmental compliance is integrally related to operations or to operationally required projects. We do not specifically identify capital expenditures on the basis of whether they are for environmental as opposed to economic purposes. With respect to our operating expenses for environmental compliance, while records are not kept specifically identifying or allocating such expenditures, we believe that we incur significant operating expense for such purposes. For further discussion of projects that we will be undertaking in order to comply with environmental requirements and associated capital expenditures, including our plans to comply with the previously discussed low sulfur standards, see the related discussions under the caption Regulatory and Environmental Matters included in Items 1 and 2, in Risk Factors in Item 1A, below under the caption Low Sulfur Fuels and Settlement Agreements Expenditures, and in Note 17 to our Consolidated Financial Statements in Item 8.

     We continue to investigate other capital improvements to our existing facilities. The amount of capital projects that are actually undertaken in 2007, and in future years, will depend on, among other things, general business conditions and results of operations, and the limits imposed by the Western Agreement.

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

                                                                   Payments Due
                                      -----------------------------------------------------------------------
                                                                                                       All
                                                                                                    Remaining
                                         Total       2007       2008      2009      2010      2011    Years
                                      ----------  ----------  --------  --------  --------  -------  --------
                                                                  (In thousands)
Long-Term Debt*.....................  $  330,001  $        -  $      -  $      -  $ 50,000  $     -  $280,001
Operating Leases....................      65,455      10,553     9,079     7,161     5,698    4,858    28,106
Purchase Obligations:
  Raw material purchases............   2,178,011   1,086,111   863,420   228,480         -        -         -
  Services..........................      14,935      14,434       141       141       141       78         -
                                      ----------  ----------  --------  --------  --------  -------  --------
    Total...........................   2,588,402   1,111,098   872,640   235,782    55,839    4,936   308,107
                                      ----------  ----------  --------  --------  --------  -------  --------
Other Long-Term Obligations:
  Aggregate environmental
    reserves (gross)**..............      37,136       1,100     3,100     3,100     3,100    3,100    23,636
  Pension obligations...............       2,001       2,001         -         -         -        -         -
  Aggregate litigation reserves.....         185         185         -         -         -        -         -
  Interest obligations..............     180,813      29,775    29,775    29,775    28,038   26,300    37,150
                                      ----------  ----------  --------  --------  --------  -------  --------
    Total...........................     220,135      33,061    32,875    32,875    31,138   29,400    60,786
                                      ----------  ----------  --------  --------  --------  -------  --------
Total Obligations...................  $2,808,537  $1,144,159  $905,515  $268,657  $ 86,977  $34,336  $368,893
                                      ==========  ==========  ========  ========  ========  =======  ========
-------
 * Excluding original issue discount.
** The amount reflected in the table consists of the aggregate amount of our environmental accruals except the
   Yorktown Refinery accrual. In the case of the Yorktown Refinery, we have included the entire amount that we currently estimate will be spent in connection with the Yorktown 1991 Order, without regard to amounts that we believe are subject to reimbursement by others. Such reimbursable amounts are approximately $28,400,000.

     The amounts set out in the table, including payment dates, are our best estimates at this time, but may vary as circumstances change or we become aware of additional facts. The table does not include anticipated capital expenditures related to environmental compliance or anticipated environmental expenditures that are expensed when incurred. For a discussion of matters related to our identification of environmental expenditures, refer to the section of this Item 7 captioned "Capital Expenditures and Resources".

     Raw material and finished product purchases were determined by multiplying contract volumes by the price determined under the contract as of December 31, 2006. The contracts underlying these calculations all have variable pricing arrangements.

     The above table does not include amounts for outstanding purchase orders at December 31, 2006, amounts under contracts that are cancelable by either party upon giving notice, and amounts under agreements that are based on a percentage of sales, such as credit card processing fees.

     We cannot precisely determine our future pension expenditures beyond 2007. We are obligated to make payments to the pension retirement plan each year. Not included in the table are certain retiree medical and asset retirement obligations for which annual funding is not required. Our asset retirement obligations are discussed in more detail in Note 7 to our Consolidated Financial Statements in Item 8 and our pension plan and retiree medical plan obligations are described in more detail in Note 13.

     Included in the table below is a list of our commitments under our revolving credit facility.

                                                           Amount of Commitment Expiration
                                      -----------------------------------------------------------------------
                                                                                                       All
                                                                                                    Remaining
                                         Total       2007       2008      2009      2010      2011    Years
                                      ----------  ----------  --------  --------  --------  -------  --------
                                                                  (In thousands)
Line of Credit.....................   $50,000     $     -     $      -  $      -  $ 50,000  $     -  $      -
Standby Letters of Credit*.........    27,832      27,832            -         -         -        -         -
-------
* Standby letters of credit reduce the availability of funds for direct borrowings under the line of credit.

     The availability of letters of credit under our credit facility is $100,000,000. Our inability to post satisfactory letters of credit could constrain our ability to purchase feedstocks on the most beneficial terms.

LOW SULFUR FUELS AND SETTLEMENT AGREEMENTS EXPENDITURES

     The following table shows amounts we anticipate spending to meet, among other things, certain low sulfur fuel regulations and to comply with environmental settlements, consent decrees, and other agreements with government authorities that require certain actions to be taken at our Yorktown and Four Corners refineries. The table does not include amounts for which environmental accruals have been established, which are instead included in the long-term commitments table above. For a further discussion of these environmental accruals, see Note 17, "Commitment and Contingencies", to our Consolidated Financial Statements in Item 8. These amounts are our best estimates at this time, but may vary as circumstances change or we become aware of additional facts.

                                                               Capital         Remaining
                                                             Expenditures      Projected
                                                               Through          Capital
Projected Capital Expenditures(1)               Amount    December 31, 2006   Expenditures
---------------------------------              --------   -----------------   ------------
                                                            (In thousands)
Yorktown - Low Sulfur Fuels................    $ 220,000      $  90,000       $ 130,000
Four Corners - Low Sulfur Fuels............       60,000         42,000          18,000
Yorktown Consent Decree....................       25,000         24,000           1,000
Four Corners Settlement Agreements.........       18,000            600          17,400
Bloomfield - Compliance Order..............        3,500            100           3,400
                                               ---------      ---------       ---------
Total Anticipated Cash Obligations.........    $ 326,500      $ 156,700       $ 169,800
                                               =========      =========       =========
-------
(1) Excluding accrued amounts.

     The amounts shown in the above table are the high end of our estimated costs for these projects. We anticipate that the costs could be between the following ranges:

     -  Yorktown - Low Sulfur Fuels - $195,000,000 to $220,000,000 of
        which approximately $90,000,000 was spent through 2006;

     - Four Corners - Low Sulfur Fuels - $50,000,000 to $60,000,000 of which approximately $43,000,000 was spent through 2006;

     - Yorktown Consent Decree - $24,000,000 to $25,000,000 of which approximately $24,000,000 was spent through 2006;

     - Four Corners Settlement Agreements - $10,000,000 to $18,000,000, of which approximately $600,000 was spent through 2006; and

     - Bloomfield EPA Compliance Order - $3,200,000 to $3,500,000, of which approximately $100,000 was spent through 2006.

     During 2006, our estimate of the costs associated with the low sulfur fuels projects increased primarily as a result of the following:

     - increased costs for contractors and manufactured products as a result of increased demand arising from, among other things, the fact that the low sulfur fuels regulations apply to the entire industry, and the need to repair damage in the Gulf Coast caused by Hurricanes Katrina and Rita;

     - the scope of the projects at each of the refineries increasing, including the decision to use a higher capacity gasoline treating unit with a higher sulfur removal capability at our Yorktown refinery; and

     -  an increase in the cost of steel and concrete.

     For a more detailed description of these matters, including further information regarding our estimates and associated risks and the anticipated timing of the expenditures, please see the related discussions under the caption Regulatory, Environmental and Other Matters included in Items 1 and 2, in Risk Factors in Item 1A, and in Note 17, "Commitment and Contingencies", to our Consolidated Financial Statements in Item 8.

CASH REQUIREMENTS

     We believe we will have sufficient resources to meet our working capital requirements, including that necessary for capital expenditures and debt service, over the next 12-month period because of:

     -  the current operating environment for all of our operations;

     -  current cash balances; and

     -  availability of funds under our revolving credit facility.

     As noted above, however, we expect to complete our merger with Western during the second quarter of 2007. We cannot specify when, or assure you that, we and Western will satisfy or waive all conditions to the merger. Further, there can be no assurance that a third party will not seek injunctive relief to prevent the merger from taking place.

DIVIDENDS

     We currently do not pay dividends on our common stock. Our board of directors will periodically review our policy regarding the payment of dividends. Any future dividends are subject to the results of our operations, declaration by our board of directors, existing debt covenants, and the terms of the Western Agreement. The Western Agreement prohibits us from paying dividends without the consent of Western.

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

     Our credit facility is floating-rate debt tied to various short-term indices. As a result, our annual interest costs associated with this debt may fluctuate. At December 31, 2006, there were $50,000,000 in direct borrowings outstanding under this facility.

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

     In November 2006, we renewed our property insurance coverage and our business interruption insurance coverage. Primarily due to the fires experienced at our refineries in 2005 and 2006, the cost of such coverage increased by approximately $12,000,000. In addition, our deductible for property insurance was increased to $10,000,000. Our deductible for business interruption insurance also was increased to $10,000,000 and the waiting period was lengthened to a minimum of 90 days. We also agreed with our insurance carriers that the maximum amount that we can recover for the fires that occurred at Yorktown and Ciniza in September and October of 2006 is an aggregate of $30,000,000 unless we agree to an additional increase in our recently revised insurance premiums.

     Credit risk with respect to customer receivables is concentrated in the geographic areas in which we operate and relates primarily to customers in the oil and gas industry. To minimize this risk, we perform ongoing credit evaluations of our customers' financial position and require collateral, such as letters of credit, in certain circumstances.

ENVIRONMENTAL, HEALTH AND SAFETY

     Federal, state and local laws relating to the environment, health and safety affect nearly all of our operations. As is the case with other companies engaged in similar industries, we face significant exposure from actual or potential claims and lawsuits, brought by either governmental authorities or private parties, alleging non-compliance with environmental, health and safety laws and regulations, or property damage or personal injury caused by the environmental, health, or safety impacts of current or historic operations. These matters include soil and water contamination, air pollution, and personal injuries or property damage allegedly caused by substances manufactured, distributed, sold, handled, used, released or disposed of by us or by our predecessors.

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

     Future expenditures related to compliance with environmental, health and safety laws and regulations, the investigation and remediation of contamination, and the defense or settlement of governmental or private party claims and lawsuits cannot be reasonably quantified in many circumstances for various reasons. These reasons include the uncertain nature of remediation and cleanup cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various substances, the number of other potentially responsible parties involved, various defenses that may be available to us, and changing environmental, health and safety laws and regulations, and their respective interpretations. We cannot give assurance that compliance with such laws or regulations, such investigations or cleanups, or such enforcement proceedings, or private-party claims will not have a material adverse effect on our business, financial condition or results of operations. For a further discussion of environmental, health and safety matters affecting our operations, see the discussion of these matters contained in Items 1 and 2 under the heading Regulatory and Environmental Matters, in Risk Factors in Item 1A, and in
Note 17, "Commitment and Contingencies", to our Consolidated Financial
Statements.

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

     In March 2006, we entered into a consent order with the New Mexico Oil Conservation Division and paid a civil penalty of $30,000 to settle an Administrative Compliance Order related to our Bloomfield refinery. For a further discussion of this settlement, see Note 17, "Commitment and Contingencies", to our Consolidated Financial Statements.

     In May 2006, we entered into a consent order with the Environmental Protection Agency and paid a civil penalty of $75,000 to settle an Administrative Compliance Order related to our Bloomfield refinery. For a further discussion of this settlement, see Note 17, "Commitments and Contingencies", to our Consolidated Financial Statements.

     In June 2006, we received a draft administrative compliance order from the New Mexico Environment Department related to soil and groundwater contamination at our Bloomfield refinery. For a further discussion of this draft order, see Note 17, "Commitments and Contingencies", to our Consolidated Financial Statements.

     In August 2006, we entered into a final administrative consent order with EPA, pursuant to which we will implement the agreed-upon corrective action measures to address certain contaminants at our Yorktown refinery. For a further discussion of this matter, see Note 17, "Commitments and Contingencies", to our Consolidated Financial Statements.

     As of December 31, 2006 and 2005, we had environmental liability accruals of approximately $3,991,000 and $4,941,000, respectively, and litigation accruals in the aggregate of approximately $185,000 and $990,000, respectively. The environmental liability accruals summarized in the table below are recorded in the current and long-term sections of our Consolidated Balance Sheets. Environmental accruals are recorded in the current and long-term sections of our Consolidated Balance Sheets. See
Note 17, "Commitments and Contingencies", to our Consolidated Financial Statements in Item 8 for: (i) a more detailed discussion of the more significant of these projects, as well as of other significant environmental commitments and contingencies; and (ii) how we record environmental liabilities.

                             SUMMARY OF ACCRUED ENVIRONMENTAL CONTINGENCIES

                                As of                         As of    Increase/              As of
                               12/31/04  Increase  Payments  12/31/05  (Decrease)  Payments  12/31/06
                               --------  --------  --------  --------  ----------  --------  --------
                                                         (In thousands)
Yorktown Refinery............  $  4,531  $     57  $ (1,048) $  3,540   $      -   $   (785)  $ 2,755
Farmington Refinery..........       570         -         -       570          -          -       570
Bloomfield Refinery..........       251         -       (22)      229          -          -       229
Bloomfield - River Terrace...         -       259      (213)       46         (6)       (40)        -
West Outfall - Bloomfield....        44         -       (44)        -          -          -         -
Bloomfield Tank Farm
  (Old Terminal).............        53         -       (11)       42          -        (12)       30
Other Projects...............       707       306      (499)      514         88       (195)      407
                               --------  --------  --------  --------   --------   --------   -------
Totals.......................  $  6,156  $    622  $ (1,837) $  4,941   $     82   $ (1,032)  $ 3,991
                               ========  ========  ========  ========   ========   ========   =======

OTHER

     In October 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the "Act"), which includes energy related tax provisions that are available to small refiners, including us. Under the Act, small refiners are allowed to deduct for tax purposes up to

75% of capital expenditures incurred to comply with the highway diesel ultra low sulfur regulations adopted by the Environmental Protection Agency. The deduction is taken in the year the capital expenditure is made. We were able to use this deduction in 2006 and expect to be able to use it in future years. Small refiners also are allowed to claim a credit against income tax of five cents on each gallon of ultra low sulfur diesel fuel they produce, up to a maximum of 25% of the capital costs incurred to comply with the regulations. We were able to use this credit in 2006 and expect to be able to use it in future years.

     In August 2005, the President signed the Energy Policy Act of 2005 (the "Energy Act"). Under the Energy Act, refiners are allowed to deduct for tax purposes 50% of the cost of capital expenditures that increase the capacity of an existing refinery by at least 5%. The deduction is taken in the year the capital expenditure is made. We may be able to take this deduction in future years if we have refinery projects that increase capacity. The Energy Act also requires that most refiners, blenders, and importers use more ethanol in their fuels, with an industry-wide target of 4 billion gallons in 2006 that increases to 7.5 billion gallons in 2012. Each refinery that has less than 75,000 barrels per day of crude oil capacity, however, is exempted from participation in this requirement until 2011. All of our refineries qualify for the exemption.

     In August 2006, the President signed the Pension Protection Act of 2006 (the "Pension Act"). We currently believe the Pension Act will have minimal impact on our benefit programs.

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

     These important factors include the following:

     - the risk that the Western transaction will not close on schedule or at all, including the risk that the Federal Trade Commission or state antitrust authorities will enjoin our merger transaction or take other action that will prevent the merger from occurring and the risk that we will be precluded from merging as a result of the class action lawsuit that has been filed against us;

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

     - the risk that amounts that we must pay to third parties in connection with the operation of our facilities may substantially increase, including potential pipeline tariff increases and potential electricity rate increases;

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

     - the adoption of new state, federal or tribal legislation or regulations; changes to existing legislation or regulations or their interpretation by regulators or the courts; regulatory or judicial findings, including penalties; as well as other future governmental actions that may affect our operations, including the impact of any further changes to government-mandated specifications for gasoline, diesel fuel and other petroleum products (such as proposed legislation designed to increase the use of biodiesel and proposed legislation and proposed regulations designed to increase the amount of ethanol added to gasoline), the impact of any legislation designed to reduce greenhouse gases, the impact of any windfall profit, price gouging, or other legislation that may be adopted in reaction to the price of motor fuel at the retail level, the impact of any legislation that may restrict our ability to sell alcoholic beverages at our convenience stores, and the impact of any minimum wage legislation that may be adopted;

     - unplanned or extended shutdowns in refinery operations;

     - the risk that our discontinuance of the use of MTBE in 2006 will continue to require us to purchase more expensive blending components for our Yorktown refinery;

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

     - the risk we will be found to have substantial liability in connection with existing or pending litigation, including liability for which we do not have insurance coverage;

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

     - the risk that we will not continue to qualify to produce and use diesel and gasoline credits under EPA's low sulfur programs;

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

     - the risk that we will need to purchase more gasoline credits for our Ciniza and Bloomfield refineries than currently anticipated;

     - the risk that, beginning in 2008, we will not be able to generate sufficient gasoline credits at our Yorktown refinery to cover any need to acquire credits for our Ciniza and Bloomfield refineries;

     - the risk that we will be added as a defendant in additional MTBE lawsuits, and that we will incur substantial liabilities and substantial defense costs in connection with these suits;

     - the risk that tax authorities will challenge the positions we have taken in preparing our tax returns or that we will determine that we have not properly calculated our tax liability;

     - the risk that changes in manufacturer promotional programs may adversely impact our retail operations;

     - the risk that we will not be able to renew pipeline rights-of-way or leases, including service station and tank leases, required in connection with our operations on affordable terms or at all;

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

     - the risk of increased costs due to the February 2007 EPA rule reducing the benzene content in gasoline beginning in 2011, either for substantial equipment modifications at all our refineries or for a combination of equipment modifications and credit purchases, including the risk that the cost of benzene credits will be greater than anticipated or that credits will not be available in sufficient quantities;

     - the risk that we will not be able to qualify for the use of a corporate guaranty to demonstrate our financial ability to complete remediation actions at our refineries and as a result will be required by regulatory agencies to use other, more expensive means of providing such financial assurance, including placing substantial sums of money into escrow accounts;

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Commodity Price Risk

     We are exposed to market risks related to the volatility of certain commodity prices. To manage the volatility relating to these normal business exposures, we may, from time to time, use commodity futures and options contracts to reduce price volatility, to fix margins in our refining and marketing operations, and to protect against price declines associated with our crude oil and finished products inventories. Our policies for the use of derivative financial instruments set limits on quantities, require various levels of approval and require review and reporting procedures. We also are prohibited from using derivative financial instruments by the terms of the Western Agreement.

     Interest Rate Risk

     Our credit facility is floating-rate debt tied to various short-term indices. As a result, our annual interest costs associated with this debt may fluctuate. At December 31, 2006, there were $50,000,000 in direct borrowings outstanding under this facility. If this balance of $50,000,000 is outstanding for the entire year, an increase of 1.0% in the interest rate related to this credit facility would result in an increase in our interest expense of $500,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Giant Industries, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Giant Industries, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Giant Industries, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the financial statements, in 2005 the Company changed its method of accounting for conditional asset retirement obligations to comply with Financial Accounting Standards Board ("FASB") Interpretation 47, Accounting for Conditional Asset Retirement Obligations, and as discussed in Note 13 to the financial statements in 2006 the Company changed its method of accounting for pension and post-retirement obligations to comply with Statement of Financial Accounting Standards No. 158, Employer's Accounting for Defined Benefit Plans and Other Post-retirement Benefits, an Amendment of FASB Statements No. 87, 88, 106, and 132(R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/ Deloitte & Touche LLP

Phoenix, Arizona
March 1, 2007

                           GIANT INDUSTRIES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS
                                                                           December 31,
                                                                     -----------------------
                                                                        2006          2005
                                                                     ---------     ---------
                                                                  (In thousands, except share
                                                                       and per share data)
                                           ASSETS
Current assets:
  Cash and cash equivalents.......................................   $   18,112    $ 164,280
  Receivables:
    Trade, less allowance for doubtful accounts of $496 and $611..      177,341      129,283
    Tax refunds...................................................       13,523          774
    Other.........................................................       22,706       12,068
                                                                     ----------    ---------
                                                                        213,570      142,125
                                                                     ----------    ---------
  Inventories.....................................................      175,436      124,105
  Prepaid expenses and other......................................       22,169       10,449
  Deferred income taxes...........................................            -        1,396
                                                                     ----------    ---------
    Total current assets..........................................      429,287      442,355
                                                                     ----------    ---------
Property, plant and equipment.....................................      995,710      764,788
  Less accumulated depreciation and amortization..................     (327,460)    (297,962)
                                                                     ----------    ---------
                                                                        668,250      466,826
                                                                     ----------    ---------
Goodwill..........................................................       50,432       50,607
Other assets......................................................       28,208       24,684
                                                                     ----------    ---------
                                                                     $1,176,177    $ 984,472
                                                                     ==========    =========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................   $  143,586    $ 139,710
  Accrued expenses................................................       67,590       68,798
  Deferred income taxes...........................................       10,959            -
                                                                     ----------    ---------
    Total current liabilities.....................................      222,135      208,508
                                                                     ----------    ---------
Long-term debt....................................................      325,387      274,864
Deferred income taxes.............................................      117,149       76,834
Other liabilities.................................................       27,138       24,430
Commitments and contingencies (Notes 7, 11, 12, 13, 17)
Stockholders' equity:
  Preferred stock, par value $.01 per share, 10,000,000
    shares authorized, none issued
  Common stock, par value $.01 per share, 50,000,000 shares
    authorized, 18,391,292 and 18,366,077 shares issued...........          184          184
  Additional paid-in capital......................................      218,364      216,917
  Retained earnings...............................................      303,954      221,203
  Unearned compensation related to restricted stock...............       (1,511)      (2,014)
  Accumulated other comprehensive loss............................         (169)           -
  Less common stock in treasury - at cost, 3,751,980 shares.......      (36,454)     (36,454)
                                                                     ----------    ---------
    Total stockholders' equity....................................      484,368      399,836
                                                                     ----------    ---------
                                                                     $1,176,177    $ 984,472
                                                                     ==========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                             GIANT INDUSTRIES, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Year Ended December 31,
                                                              ------------------------------------
                                                                 2006         2005         2004
                                                              ----------   ----------   ----------
                                                              (In thousands, except per share data)
Net revenues...............................................   $4,198,203   $3,581,246   $2,511,589
                                                              ----------   ----------   ----------
Cost of products sold (excluding depreciation
  and amortization)........................................    3,801,562    3,093,191    2,186,070
Operating expenses.........................................      232,848      205,639      175,846
Depreciation and amortization..............................       45,193       40,280       37,105
Selling, general and administrative expenses...............       49,521       45,173       37,834
Net loss on the disposal/write-down of assets,
  including assets held for sale...........................          723        1,009          161
Gain from insurance settlement due to 2004 Ciniza fire.....            -       (3,688)      (3,907)
Gain from insurance settlement due to 2005 Yorktown fire...      (82,003)           -            -
                                                              ----------   ----------   ----------
Operating income...........................................      150,359      199,642       78,480
Interest expense...........................................      (19,172)     (24,485)     (32,907)
Costs associated with early debt extinguishment............            -       (2,082)     (10,564)
Amortization/write-off of financing costs..................       (1,597)      (2,797)      (8,341)
Investment and other income................................        4,555        2,799          354
                                                              ----------   ----------   ----------
Earnings from continuing operations before income taxes....      134,145      173,077       27,022
Provision for income taxes.................................       51,394       69,146       10,684
                                                              ----------   ----------   ----------
Earnings from continuing operations........................       82,751      103,931       16,338
                                                              ----------   ----------   ----------
Discontinued operations
Income (loss) from operations of discontinued retail units.            -            2         (218)
Gain on disposal...........................................            -           22          525
Net loss on asset sales/write-downs........................            -            -         (497)
                                                              ----------   ----------   ----------
                                                                       -           24         (190)
Provision (benefit) for income taxes.......................            -            9          (73)
                                                              ----------   ----------   ----------
Net earnings (loss) from discontinued operations...........            -           15         (117)
                                                              ----------   ----------   ----------
Cumulative effect of change in accounting principle,
  net of income tax benefit of $46.........................            -          (68)           -
                                                              ----------   ----------   ----------
Net earnings...............................................   $   82,751   $  103,878   $   16,221
                                                              ==========   ==========   ==========
Earnings (loss) per common share:
  Basic
    Continuing operations..................................   $     5.67   $     7.71   $     1.47
    Discontinued operations................................            -            -        (0.01)
    Cumulative effect of change in accounting principle....            -        (0.01)           -
                                                              ----------   ----------   ----------
                                                              $     5.67   $     7.70   $     1.46
                                                              ==========   ==========   ==========
  Diluted
    Continuing operations..................................   $     5.64   $     7.63   $     1.43
    Discontinued operations................................            -            -        (0.01)
    Cumulative effect of change in accounting principle....            -        (0.01)           -
                                                              ----------   ----------   ----------
                                                              $     5.64   $     7.62   $     1.42
                                                              ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                             GIANT INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                              Year Ended December 31,
                                                          ------------------------------
                                                            2006       2005       2004
                                                          --------   --------   --------
Net income.............................................   $ 82,751   $103,878   $ 16,221
                                                          --------   --------   --------
Other comprehensive income (loss), net of tax
  Cash Balance Plan adjustment to initially
    apply SFAS 158:
    Actuarial gain, net of tax.........................        552          -          -
    Prior service cost, net of tax.....................        (72)         -          -

  Retiree Medical Plan adjustment to initially
    apply SFAS 158:
    Actuarial loss, net of tax.........................       (649)         -          -
                                                          --------   --------   --------
Other comprehensive loss, net of tax...................       (169)         -          -
                                                          --------   --------   --------
Total comprehensive income.............................   $ 82,582   $103,878   $ 16,221
                                                          ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                GIANT INDUSTRIES, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                       Unearned
                               Common Stock                          Compensation   Accumulated
                             -----------------  Additional            Related to       Other        Treasury Stock        Total
                               Shares     Par    Paid-In   Retained   Restricted   Comprehensive  -------------------  Stockholders'
                               Issued    Value   Capital   Earnings      Stock     Income/(Loss)    Shares     Cost       Equity
                             ----------  -----  ---------  --------  ------------  -------------  ---------  --------  ------------
                                                  (In thousands, except number of shares)
Balances, January 1, 2004    12,537,535  $ 126  $  74,660  $101,104     $     -       $     -     3,751,980  $(36,454)   $139,436
401(k) plan contribution...      49,046      1        899         -           -             -             -         -         900
Stock options exercised....     215,750      2      1,447         -           -             -             -         -       1,449
Tax benefit of stock
  options exercised........           -      -      1,059         -           -             -             -         -       1,059
Stock issued...............   3,283,300     32     57,342         -           -             -             -         -      57,374
Net earnings...............           -      -          -    16,221           -             -             -         -      16,221
                             ----------  -----  ---------  --------     -------       -------     ---------  --------    --------
Balances, December 31, 2004  16,085,631    161    135,407   117,325           -             -     3,751,980   (36,454)    216,439
401(k) plan contribution...      34,196      -        971         -           -             -             -         -         971
Stock options exercised....     205,250      2      1,927         -           -             -             -         -       1,929
Tax benefit of stock
  options exercised........           -      -      2,167         -           -             -             -         -       2,167
Stock issued...............   2,000,000     20     74,402         -           -             -             -         -      74,422
Restricted shares granted..      41,000      1      2,043         -           -             -             -         -       2,044
Unearned compensation
  related to restricted
  shares granted...........           -      -          -         -      (2,014)            -             -         -      (2,014)
Net earnings...............           -      -          -   103,878           -             -             -         -     103,878
                             ----------  -----  ---------  --------     -------       -------     ---------  --------    --------
Balances, December 31, 2005  18,366,077    184    216,917   221,203      (2,014)            -     3,751,980   (36,454)    399,836
401(k) plan contribution...      25,115      -      1,465         -           -             -             -         -       1,465
Stock options exercised....       3,000      -          9         -           -             -             -         -           9
Tax benefit related to
  vesting of restricted
  shares...................           -      -         68         -           -             -             -         -          68
Restricted shares forfeited      (2,900)     -        (95)        -          95             -             -         -           -
Compensation expense
  related to restricted
  shares granted...........           -      -          -         -         408             -             -         -         408
Adjustment to initially
  apply SFAS 158, net
  of tax...................           -      -          -         -           -          (169)            -         -        (169)
Net earnings...............           -      -          -    82,751           -             -             -         -      82,751
                             ----------  -----  ---------  --------     -------       -------     ---------  --------    --------
Balances, December 31, 2006  18,391,292  $ 184  $ 218,364  $303,954     $(1,511)      $  (169)    3,751,980  $(36,454)   $484,368
                             ==========  =====  =========  ========     =======       =======     =========  ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                                GIANT INDUSTRIES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                   ------------------------------------
                                                                      2006         2005         2004
                                                                   ----------   ----------   ----------
                                                                              (In thousands)
Cash flows from operating activities:
  Net earnings...................................................  $   82,751   $  103,878   $   16,221
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
  Cumulative effect of change in accounting principle, net.......           -           68            -
  Depreciation and amortization from continuing operations.......      45,193       40,280       37,105
  Depreciation and amortization from discontinued operations.....           -            -           93
  Amortization/write-off of financing costs......................       1,597        2,797        8,341
  Compensation expense related to restricted stock award.........         408           30            -
  Deferred income taxes..........................................      53,041       32,541        8,565
  Deferred crude oil purchase discounts..........................       1,110        1,120        2,296
  Net loss on the disposal/write-down of assets from
    continuing operations, including assets held for sale........         723        1,009          161
  Net (gain) on the disposal/write-down of assets from
    discontinued operations, including assets held for sale......           -          (22)         (28)
  (Gain) from insurance settlement of fire incident at Ciniza....           -       (3,688)      (4,538)
  (Gain) from insurance settlement of fire incident at Yorktown..     (82,003)           -            -
  Proceeds from insurance settlement for business interruption
    due to fire incident at Yorktown.............................      61,273            -            -
  Income tax benefit from exercise of stock options..............           -        2,167        1,059
  Excess tax benefits from vesting of restricted stock awards....         (68)           -            -
  Defined benefit retirement plan contribution...................      (3,078)      (2,039)      (1,828)
  Long-term retiree medical plan contribution....................         (16)          (7)           -
  Deferred compensation plan contribution........................      (1,714)        (357)           -
  Changes in operating assets and liabilities
    (Increase) in receivables....................................     (72,748)     (26,085)     (18,830)
    (Increase) decrease in inventories...........................     (47,879)     (25,562)      39,859
    (Increase) decrease in prepaid expenses......................     (11,788)       1,360       (3,823)
    (Increase) in other assets...................................      (2,178)        (809)         (45)
    Increase (decrease) in accounts payable......................       3,674       59,173      (11,096)
    (Decrease) increase in accrued expenses......................      (4,869)         615          451
    Increase in other liabilities................................       4,401        2,339        2,551
                                                                   ----------   ----------   ----------
Net cash provided by operating activities........................      27,830      188,808       76,514
                                                                   ----------   ----------   ----------
Cash flows from investing activities:
  Purchase of property, plant and equipment......................    (232,964)     (70,659)     (58,671)
  Acquisition activities.........................................     (22,907)     (39,405)           -
  Proceeds from assets held for sale.............................       3,166        1,948        9,977
  Yorktown refinery acquisition contingent payment...............           -            -      (16,146)
  Funding of restricted cash escrow funds........................           -      (21,902)           -
  Release of restricted cash escrow funds........................           -       21,883            -
  Net proceeds from insurance settlement of fire incident........      27,727        3,688        6,612
  Proceeds from sale of property, plant and
    equipment and other assets...................................         903        2,578        1,846
                                                                   ----------   ----------   ----------
Net cash used in investing activities............................    (224,075)    (101,869)     (56,382)
                                                                   ----------   ----------   ----------
                                     90


  Cash flows from financing activities:
  Payments of long-term debt.....................................           -      (18,828)    (212,060)
  Payments on short-term debt....................................           -            -      (11,128)
  Proceeds from line of credit...................................      60,000       51,245            -
  Payments on line of credit.....................................     (10,000)     (53,959)           -
  Proceeds from issuance of long-term debt.......................           -            -      147,467
  Net proceeds from issuance of common stock.....................           -       74,422       57,374
  Proceeds from exercise of stock options........................           9        1,929        1,449
  Excess tax benefits from vesting of restricted stock awards....          68            -            -
  Long-term debt issuance costs..................................           -            -       (3,000)
  Deferred financing costs.......................................           -       (1,182)      (3,783)
                                                                   ----------   ----------   ----------
Net cash used in financing activities............................      50,077       53,627      (23,681)
                                                                   ----------   ----------   ----------
Net (decrease) increase in cash and cash equivalents............     (146,168)     140,566       (3,549)
  Cash and cash equivalents:
    Beginning of year...........................................      164,280       23,714       27,263
                                                                   ----------   ----------   ----------
    End of year.................................................   $   18,112   $  164,280   $   23,714
                                                                   ==========   ==========   ==========
Income taxes paid...............................................   $    9,680   $   30,180   $    1,797
                                                                   ==========   ==========   ==========
Interest paid...................................................   $   26,325   $   27,278   $   35,285
                                                                   ==========   ==========   ==========

     Significant Noncash Investing and Financing Activities by year.

     In March 2006, we contributed 25,115 newly issued shares of our common stock, valued at $1,465,000, to our 401(k) plan as a supplemental contribution for the year 2005. We also capitalized approximately $8,152,000 of interest as part of construction in progress. At December 31, 2006, approximately $15,293,000 of purchases of property, plant and equipment had not been paid and, accordingly, were recorded in accounts payable and accrued liabilities. In accordance with the provisions of SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans", we reduced our long-term pension liability for our cash balance plan by $894,000 ($552,000 net-of-tax) as a result of a net actuarial gain with a corresponding credit to other comprehensive income. We also recorded an increase in our long-term pension liability by $117,000 ($72,000 net-of-tax) with a corresponding charge to other comprehensive income as a result of recognizing prior service costs related to our cash balance plan. We increased our long-term retiree medical plan liability by $1,308,000 ($649,000 net-of-tax) as a result of net actuarial losses with a corresponding charge to other comprehensive income.

     In the first quarter of 2005, we transferred $118,000 of property, plant and equipment to other assets. In the second quarter of 2005, we contributed 34,196 newly issued shares of our common stock, valued at $971,000, to our 401(k) plan as a discretionary contribution for the year

2004. In connection with our acquisition activity, we assumed approximately $18,377,000 of liabilities. In the fourth quarter of 2005, we granted 41,000 shares of restricted stock to our employees. These awards are recorded as unearned compensation in stockholders' equity. See
Note 10 for further information. At December 31, 2005, approximately $10,636,000 of purchases of property, plant and equipment had not been paid and, accordingly, were accrued in accounts payable and accrued liabilities. In accordance with Financial Interpretation 47, "Accounting for Conditional Asset Retirement Obligations", we recorded an ARO liability of $147,000, and assets of $64,000 and related accumulated depreciation of $30,000. We also recorded a cumulative adjustment of $68,000, net of tax. During 2005, we also capitalized approximately $3,261,000 of interest as part of construction in progress.

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

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

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

     On August 26, 2006, we entered into an Agreement and Plan of Merger (the "Plan of Merger") with Western Refining, Inc. ("Western") and New Acquisition Corporation ("Merger Sub"). On November 12, 2006, we entered into an Amendment No. 1 to Agreement and Plan of Merger (the "Amendment") with Western and Merger Sub. The Plan of Merger and Amendment are collectively referred to as the "Agreement". If the transaction closes, Western will acquire all of our outstanding shares of common stock for $77.00 per share, and we will be merged with Merger Sub and became a wholly-owned subsidiary of Western. The closing of the transaction is subject to various conditions, including compliance with the pre-merger notification requirements of the Hart-Scott-Rodino Act, and approval by our stockholders. Our stockholders approved the transaction on February 27, 2007.
PRINCIPLES OF CONSOLIDATION

     Our consolidated financial statements include the accounts of Giant Industries, Inc. and all of its subsidiaries. All intercompany accounts and transactions have been eliminated.

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

NET REVENUES

     Our business units recognize revenues when realized and earned with all of the following criteria being met:

     -  persuasive evidence of an arrangement exists;

     -  delivery has occurred or services have been rendered;

     -  the seller's price to the buyer is fixed or determinable; and

     -  collectibility is reasonably assured.

     Excise and other similar taxes are excluded from net revenues.

     The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board ('FASB"), under Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, reached a consensus in September 2005 that some or all of such buy/sell arrangements should be accounted for at historical cost pursuant to the guidance in paragraph 21(a) of Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions". Our buy/sell arrangements with a counterparty are reported on a net basis and, accordingly, we believe we are in compliance with this EITF. The net proceeds for these type of transactions were approximately $9,000,000, $11,000,000 and $7,000,000 in 2006, 2005, and 2004, respectively.

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

     We had no open commodity futures or options contracts at December 31, 2006 and December 31, 2005.

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

TRADE RECEIVABLES

     Our trade receivables result primarily from the sale of refined products, various grades of gasoline and diesel fuel, lubricants, and merchandise from our three refineries and our wholesale group. These sales are made to independent wholesalers and retailers, industrial/commercial accounts and major oil companies. In addition, our service station/convenience stores sell refined products, merchandise, and food products, some of which are purchased by the customer by use of a credit card.

     We extend credit to our refining and wholesales group customers based on criteria established by our management, including ongoing credit evaluations. We usually extend credit on an unsecured basis, but we may require collateral, such as letters of credit, in some circumstances. An allowance for doubtful accounts is provided based on a number of factors that include, but are not limited to, the current evaluation of each customer's credit risk; the delinquent status of a customer's account; collection efforts made; current economic conditions; past experience and other available information. Uncollectible trade receivables are charged against the allowance for doubtful accounts when we have exhausted all reasonable efforts to collect the amounts due, including litigation if the amounts and circumstances warrant such action. The allowance for doubtful accounts is reflected in our Consolidated Balance Sheets as a reduction of trade receivables.

     Our trade receivables are pledged as collateral for borrowings under our revolving credit facility. At December 31, 2006, we had $50,000,000 of direct borrowings outstanding under the facility in place at that time.

     Our major categories of trade receivables are as follows:

                                                       December 31,
                                                 ----------------------
                                                   2006          2005
                                                 --------      --------
                                                     (In thousands)

Trade...................................         $171,669      $125,229
Credit cards............................            5,672         4,054
                                                 --------      --------
                                                 $177,341      $129,283
                                                 ========      ========
INVENTORIES

     Our inventories are stated at the lower of cost or market. Costs for crude oil and refined products produced by our refineries are determined by the last-in, first-out ("LIFO") method. Costs for our retail, wholesale, exchange and terminal refined products inventories and shop supplies are determined by the first-in, first-out ("FIFO") method. Costs for merchandise inventories at our retail locations are determined by the retail inventory method. See Note 2 for additional information.

PROPERTY, PLANT AND EQUIPMENT

     Our property, plant and equipment are stated at cost and are depreciated on the straight-line method over the following estimated useful lives.

Buildings and improvements...............................   7-30 years
Machinery and equipment..................................   3-24 years
Pipelines................................................     30 years
Furniture and fixtures...................................   2-15 years
Vehicles.................................................    3-7 years

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

GOODWILL

     SFAS No. 142, "Goodwill and Other Intangible Assets" requires, among other things, that goodwill not be amortized, but be tested for impairment annually, or as events and circumstances indicate. See Note 4 for applicable disclosures.

     Goodwill, which results from business acquisitions, represents the excess of the purchase price over the fair value of the net assets acquired and is carried at cost less accumulated amortization and write-offs.

LONG-LIVED ASSETS

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. For assets to be disposed of, we report long-lived assets and certain identifiable intangibles at the lower of carrying amount or fair value less cost to sell. See Note 5 for information relating to the impairment of certain assets.

ASSET RETIREMENT OBLIGATIONS

     SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") requires that the fair value of a liability for an asset retirement obligation ("ARO") be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs ("ARC") are capitalized as part of the carrying amount of the long-lived asset. In March 2005, the FASB issued Interpretation 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). This interpretation clarifies the term conditional asset retirement obligation as used in SFAS No. 143. Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Clarity is also provided regarding when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. In conjunction with FIN 47, we reviewed our operations in the fourth quarter of 2005 and for the year ended December 31, 2005, we recorded an ARO liability of $147,000, ARC assets of $64,000 and related accumulated depreciation of $30,000. We also recorded a cumulative adjustment of $114,000 ($68,000 net of tax). See Note 7 for additional disclosures.

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

EARNINGS PER COMMON SHARE

     Earnings per share are calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per common share are computed by dividing consolidated net earnings by the weighted average number of shares of common stock outstanding during each period. Earnings per common share assuming dilution are computed by dividing consolidated net earnings by the sum of the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options and restricted stock awards issued using the treasury stock method, unless such calculation is antidilutive. See
Note 15 for disclosures relating to earnings per share.

OTHER COMPREHENSIVE INCOME

     Our components of other comprehensive income for the year ended December 31, 2006 include, on a net of tax basis, the net actuarial gain and unamortized prior service cost related to our cash balance plan and net actuarial loss related to our retiree medical plan. These components were recorded in accordance with the provisions of SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". We do not have any component of other comprehensive income for the years ended December 31, 2005 and December 31, 2004. See Note 13, "Pension and Post-Retirement Benefits", for further discussions on this topic.

GUARANTEES

     We have analyzed the guarantee provided in certain of our lease arrangements under the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). As of December 31, 2006 the liability of the guarantee obligation undertaken under these arrangements was not material.

STOCK-BASED EMPLOYEE COMPENSATION

     We have a stock-based employee compensation plan that is more fully described in Note 10. We account for this plan under the recognition and measurement principles of SFAS 123R, "Share-Based Payments", which we adopted on January 1, 2006. SFAS 123R requires us to measure the cost of employee services received in exchange for stock options granted using the fair value method as of the beginning of 2006. There was no material impact on our financial statements as all our stock options outstanding had vested prior to the date of adoption.

     The following table illustrates the effect on net earnings and net earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for all periods presented.

                                                                Year Ended December 31,
                                                                -----------------------
                                                                   2005         2004
                                                                ----------   ----------
                                                         (In thousands, except per share data)
Net earnings, as reported....................................   $  103,878   $   16,221
Deduct: Total stock-based employee compensation expense
  determined under the fair value based method for all
  awards, net of related tax effect..........................          (24)        (143)
                                                                ----------   ----------
Pro forma net earnings.......................................   $  103,854   $   16,078
                                                                ==========   ==========
Net earnings per share:
Basic - as reported..........................................   $     7.70   $     1.46
                                                                ==========   ==========
Basic - pro forma............................................   $     7.70   $     1.45
                                                                ==========   ==========
Diluted - as reported........................................   $     7.62   $     1.42
                                                                ==========   ==========
Diluted - pro forma..........................................   $     7.62   $     1.41
                                                                ==========   ==========

     On December 6, 2005, 41,000 shares of restricted stock were granted to 39 employees. These awards vest ratably over five years. In accordance with APB 25, "Accounting for Stock Issued to Employees", we recorded these awards as deferred compensation to stockholders' equity and we will amortize the deferred compensation balance over five years using the straight-line method. See Note 10 for further information.

NEW ACCOUNTING PRONOUNCEMENTS

     In November 2004, Financial Accounting Standards Board ("FASB") issued SFAS 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4", which is effective for fiscal years beginning after June 15, 2005. This Statement requires that idle capacity expense, freight, handling costs, and wasted materials (spoilage), regardless of whether these costs are considered abnormal, be treated as current period charges. In addition, this statement requires that allocation of fixed overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 on January 1, 2006 did not have a material impact on our financial statements.

     In March 2006, the Emerging Issues Task Force ("EITF") reached a conclusion in EITF Issue No. 06-3, "How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation)", that the presentation of taxes on either a gross or net basis within the scope of this EITF Issue is an accounting policy decision requiring disclosure pursuant to

APB Opinion No. 22, "Disclosure of Accounting Policies". If a reporting entity reports revenue on a gross basis, then the amount of taxes included must be disclosed. This EITF Issue applies to financial reports for interim and annual reporting periods beginning after December 15, 2006. We currently report consolidated revenues and cost of products sold on a net basis and, as such, no further disclosures are necessary in our financial statements.

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

     In September 2006, FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans", which requires an employer to recognize the overfunded or underfunded position of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or a liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income. With limited exceptions, this statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. We adopted this statement in 2006. Under the provisions of SFAS 158, we reduced our long-term pension liability for our cash balance plan by $894,000 ($552,000 net-of-tax) as a result of a net actuarial gain with a corresponding credit to other comprehensive income. We also recorded an increase in our long-term pension liability by $117,000 ($72,000 net-of-tax) with a corresponding charge to other comprehensive income as a result of recognizing prior service costs related to our cash balance plan. We increased our long-term retiree medical plan liability by $1,307,000 ($807,000 net-of-tax) as a result of net actuarial losses with a corresponding charge to other comprehensive income.

NOTE 2 - INVENTORIES:

     Our inventories consist of the following:

                                                                          December 31,
                                                                     ----------------------
                                                                        2006         2005
                                                                     ---------    ---------
                                                                         (In thousands)
First-in, first-out ("FIFO") method:
  Crude oil.......................................................   $  81,998    $  77,188
  Refined products................................................     131,364       97,150
  Refinery and shop supplies......................................      16,296       13,790
  Merchandise.....................................................      10,190        7,259
Retail method:
  Merchandise.....................................................      10,676        8,982
                                                                     ---------    ---------
    Subtotal......................................................     250,524      204,369
Adjustment for last-in, first-out ("LIFO") method.................     (75,088)     (80,264)
                                                                     ---------    ---------
    Total.........................................................   $ 175,436    $ 124,105
                                                                     =========    =========

     The portion of inventories valued on a LIFO basis totaled
$117,933,000 and $76,299,000 at December 31, 2006 and 2005, respectively.
The data in the following paragraph will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at December 31, 2006, 2005 and 2004, net earnings and diluted earnings per share would have been (lower)/higher as follows:

                                          Year Ended December 31,
                                ------------------------------------------
                                    2006           2005           2004
                                ------------   ------------   ------------
Net earnings..................  $(3,193,000)    $21,393,000   $17,619,000
Diluted earnings per share....  $     (0.22)    $      1.57   $      1.55

     We liquidated certain lower cost refinery LIFO inventory layers in 2006, 2005 and 2004, which resulted in an increase in our net earnings and related diluted earnings per share as follows:

                                          Year Ended December 31,
                                ------------------------------------------
                                    2006           2005           2004
                                ------------   ------------   ------------
Net earnings..................  $  2,686,000   $  2,468,000   $  9,505,000
Diluted earnings per share....  $       0.18   $       0.18   $       0.84


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

     Our property, plant and equipment, at cost, consist of the following:

                                                                          December 31,
                                                                     ----------------------
                                                                        2006         2005
                                                                     ---------    ---------
                                                                         (In thousands)
Land and improvements...........................................     $  50,622    $  42,058
Buildings and improvements......................................       128,967      115,955
Machinery and equipment (including turnarounds).................       667,759      475,385
Pipelines.......................................................        10,894       10,894
Furniture and fixtures..........................................        22,541       23,325
Vehicles........................................................        14,715       13,535
Construction in progress........................................       100,212       83,636
                                                                     ---------    ---------
  Subtotal......................................................       995,710      764,788
Accumulated depreciation and amortization.......................      (327,460)    (297,962)
                                                                     ---------    ---------
  Total.........................................................     $ 668,250    $ 466,826
                                                                     =========    =========


NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS:

     SFAS No. 142, "Goodwill and Other Intangible Assets," addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142, among other things, specifies that goodwill and certain intangible assets with indefinite lives should no longer be amortized, but instead be subject to periodic impairment testing.

     We elected to conduct our annual goodwill impairment test as of the first day of each fourth fiscal quarter (October 1). For 2006, we identified six reporting units for the purpose of the annual impairment test. The reporting units consisted of two units from our refining segment, two units from our retail segment and two units from our wholesale segment. The fair value of each reporting unit was determined using a discounted cash flow model based on assumptions applicable to each reporting unit. The fair value of the reporting units exceeded their respective carrying amounts, including goodwill. As a result, the goodwill of each reporting unit was considered not impaired.

     In addition to the annual goodwill impairment test, if events and circumstances indicate that goodwill of a reporting unit might be impaired, then goodwill also will be tested for impairment when the impairment indicator arises.

     The changes in the carrying amount of goodwill for the years ended December 31, 2006 and December 31, 2005 are as follows:

                                                                 Retail   Wholesale
                                               Refining Group    Group      Group      Total
                                              -----------------  ------   ---------   -------
                                                         Four
                                              Yorktown  Corners
                                              --------  -------
                                                                 (In thousands)
Balance as of January 1, 2005...............   $21,028  $   125  $ 4,414    $14,736   $40,303
Goodwill related to Dial acquisition........         -        -        -     10,304    10,304
                                               -------  -------  -------    -------   -------
Balance as of December 31, 2005.............    21,028      125    4,414     25,040    50,607
Goodwill written-off related to the
  sale of retail unit.......................         -        -      (77)         -       (77)
Goodwill associated with purchase of
  lubricating business*.....................         -        -        -        500       500
Goodwill reduction associated with
  Dial purchase**...........................         -        -        -       (598)     (598)
                                               -------  -------  -------    -------   -------
Balance as of December 31, 2006.............   $21,028  $   125  $ 4,337    $24,942   $50,432
                                               =======  =======  =======    =======   =======

 * See Note 18, "Acquisitions", for additional information regarding the lubricating business purchase.
** Reduction to goodwill for Dial Oil Co. ("Dial") was recorded at the conclusion of the allocation period provided for by SFAS 141, "Business Combinations".

     Certain of our retail units classified as held for sale or held and used are tested for impairment when circumstances change. No impairments were recorded in 2006 and 2005 as a result of these tests.

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

     A summary of intangible assets that are included in "Other Assets" in the Consolidated Balance Sheets at December 31, 2006 and 2005 are presented below:

                                          December 31, 2006                  December 31, 2005
                                  --------------------------------   --------------------------------
                                                                                                         Weighted
                                   Gross                     Net      Gross                     Net      Average
                                  Carrying  Amortization  Carrying   Carrying  Accumulated   Carrying  Amortization
                                   Value    Accumulated     Value     Value    Amortization   Value       Period
                                  --------  ------------  --------   --------  ------------  --------  ------------
                                                             (In thousands)                             (In years)
Amortized intangible assets:
  Rights-of-way...............    $  3,748    $ 2,933     $   815    $  3,729    $ 2,870     $   859       22
  Contracts...................       1,376      1,346          30       1,376      1,227         149       12
  Licenses and permits........       1,096        625         471       1,096        503         593       13
                                  --------    -------     -------    --------    -------     -------
                                     6,220      4,904       1,316       6,201      4,600       1,601
                                  --------    -------     -------    --------    -------     -------
Intangible assets not
  subject to amortization:
  Liquor licenses.............       9,614          -       9,614       8,335          -       8,335
                                  --------    -------     -------    --------    -------     -------
Total intangible assets.......    $ 15,834    $ 4,904     $10,930    $ 14,536    $ 4,600     $ 9,936
                                  ========    =======     =======    ========    =======     =======

     Intangible asset amortization expense for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 were $409,000, $405,000, and $451,000, respectively. Estimated amortization expense for the next five years is as follows:

                                                          (In thousands)
2007...................................................       $260,000
2008...................................................       $218,000
2009...................................................       $216,000
2010...................................................       $ 91,000
2011...................................................       $ 42,000

NOTE 5 - ASSETS HELD FOR SALE, DISCONTINUED OPERATIONS, AND ASSET
DISPOSALS:

     The following table contains information regarding our discontinued operations, all of which are included in our retail group and include some service station/convenience stores.

                                                                  Year Ended December 31,
                                                           ------------------------------------
                                                              2006         2005         2004
                                                           ----------   ----------   ----------
                                                                      (In thousands)
Net revenues............................................   $        -   $        -   $    1,269
                                                           ----------   ----------   ----------

Net operating gain/(loss) on retail units...............   $        -   $        2   $     (218)
Gain on disposal of retail units........................            -           22          525
Impairment and other write-downs on retail units........            -            -         (497)
                                                           ----------   ----------   ----------
Earnings (loss) before income taxes.....................   $        -   $       24   $     (190)
                                                           ----------   ----------   ----------
Net (loss) earnings.....................................   $        -   $       15   $     (117)
Allocated goodwill included in gain on disposal.........   $        -   $        -   $       38

     We disposed of several of our retail units in 2005 and 2004 and recorded a gain on disposal of $22,000 and $525,000, respectively. There were no impairment losses and write-downs in 2006. For 2004, we also recorded impairment losses and write-downs that were classified as discontinued operations of $497,000 on our retail units that were classified as discontinued operations. In 2004, certain retail properties and a vacant land-industrial site were reclassified to inventory and property, plant and equipment because we were unable to dispose of these properties within twelve months. We did not have assets held for sale at December 31, 2006 or December 31, 2005.

     We received proceeds of $149,000 and $9,977,000 in 2005 and 2004, respectively, from the sale of our assets held for sale and retail units that were classified as discontinued operations. We also received proceeds of $3,166,000 from the sale of various properties and $1,799,000 from the sale of land that was classified as assets held for sale in 2006 and 2005, respectively.

NOTE 6 - ACCRUED EXPENSES:

     Our accrued expenses are comprised of the following:

                                                      December 31,
                                                 ----------------------
                                                    2006         2005
                                                 ---------    ---------
Excise taxes.................................    $  26,058    $  23,330
Payroll and related costs....................       12,569       11,231
Bonus, profit sharing and retirement
  plan contributions.........................       12,303       14,608
Interest.....................................        3,513        3,321
Other taxes..................................        4,152        5,901
Other........................................        8,995       10,407
                                                 ---------    ---------
Total........................................    $  67,590    $  68,798
                                                 =========    =========

NOTE 7 - ASSET RETIREMENT OBLIGATIONS:

     SFAS No. 143, "Accounting for Asset Retirement Obligations", addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an ARO be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated ARC is capitalized as part of the carrying amount of the long-lived asset. Our legally restricted assets that are set aside for purposes of settling ARO liabilities are approximately $373,000 as of December 31, 2006 and are included in "Other Assets" on our Consolidated Balance Sheets. These assets are set aside to fund costs associated with the closure of certain solid waste management facilities.

     In March 2005, the FASB issued Interpretation 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). This interpretation clarifies the term conditional asset retirement obligation as used in SFAS No. 143. Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Clarity is also provided regarding when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is to be applied no later than the end of fiscal years ending after December 15, 2005. In conjunction with FIN 47, we reviewed our operations in the fourth quarter of 2005 and for the year ended December 31, 2005, we recorded an ARO liability of $147,000, ARC assets of $64,000 and related accumulated depreciation of $30,000. We also recorded a cumulative adjustment of $114,000 ($68,000 net of tax).

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

     We identified the following conditional ARO:

     1. Refinery Piping and Heaters - we have a legal obligation to properly remove or dispose of materials that contain asbestos which surround certain refinery piping and heaters.

     The following table reconciles the beginning and ending aggregate carrying amount of our ARO's for the years ended December 31, 2006 and 2005.

                                                      December 31,
                                                 ----------------------
                                                    2006         2005
                                                 ---------    ---------
                                                     (In thousands)
Liability beginning of year....................  $   2,625    $   2,272
Liabilities incurred...........................        200          322
Liabilities settled............................       (133)        (150)
Accretion expense..............................         28          181
                                                 ---------    ---------
Liability end of period........................  $   2,720    $   2,625
                                                 =========    =========

     Our ARO's are recorded in "Other liabilities" on our Consolidated Balance Sheets.

NOTE 8 - LONG-TERM DEBT:

     Our long-term debt consists of the following:
                                                      December 31,
                                                 ----------------------
                                                    2006         2005
                                                 ---------    ---------
                                                     (In thousands)
11% senior subordinated notes, due
  2012, net of unamortized discount of
  $2,554 and $2,882, interest payable
  semi-annually................................  $ 127,447    $ 127,119
8% senior subordinated notes, due
  2014, net of unamortized discount of
  $2,060 and $2,255, interest payable
  semi-annually................................    147,940      147,745
Senior secured revolving credit facility,
  due 2010, floating interest rate, principal
  and interest payable monthly.................     50,000            -
                                                 ---------    ---------
Total..........................................  $ 325,387    $ 274,864
                                                 =========    =========

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

     -  engage in certain transactions with affiliates; or

     -  alter our current line of business.

     In addition, subject to certain conditions, we are obligated to offer to repurchase a portion of the notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, we would be required to offer to repurchase all of the notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. As discussed in Note 1, "Organization and Significant Accounting Policies", we have entered into a merger Agreement with Western. We believe that the closing of the transaction contemplated by the Agreement will constitute a change in control under the indentures. In addition, pursuant to the agreement, Western has the right to require us to tender for the notes.

Western has, however, informed us that they do not intend to request that we commence a cash tender offer for these notes, but that they intend to call the 8% senior subordinated notes for redemption pursuant to their terms, including the payment of the make-whole premium, promptly after the effective time of the merger, and that they intend to call the 11% senior subordinated notes for redemption pursuant to their terms, including the payment of a scheduled prepayment premium, promptly after May 15, 2007.

     At December 31, 2006, retained earnings available for dividends under the most restrictive terms of the indentures were approximately
$119,827,000.

     On June 27, 2005, we amended and restated our revolving credit facility (the "Credit Facility"). The Credit Facility is a $175,000,000 revolving credit facility and is for, among other things, working capital, acquisitions, and other general corporate purposes.

     Under the Credit Facility, our existing borrowing costs are reduced, certain of the covenants have been eased, and the term was extended to 2010. The availability of funds under this facility is the lesser of (i) $175,000,000, or (ii) the amount determined under a borrowing base calculation tied to eligible accounts receivables and inventory. We also have options to increase the size of the facility to up to $250,000,000. At December 31, 2006, there were $50,000,000 in direct borrowings outstanding under the Credit Facility and there were approximately $27,832,000 of irrevocable letters of credit outstanding, primarily to crude oil suppliers, insurance companies, and regulatory agencies. At December 31, 2005, there were no direct borrowings and $66,771,000 of irrevocable letters of credit outstanding primarily to crude oil suppliers. At December 31, 2006, the availability of funds under the Credit Facility was $97,168,000, subject to borrowing base limitations.

     The interest rate applicable to the Credit Facility is based on various short-term indices. At December 31, 2006, this rate was approximately 6.95% per annum. We are required to pay a quarterly commitment fee of 0.25% per annum of the unused amount of the facility.

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

     Our failure to satisfy any of the covenants in the Credit Facility is an event of default under the Credit Facility. The Credit Facility also includes other customary events of default, including, among other things, a cross-default to our other material indebtedness and certain changes of control. We do not anticipate that any of the terms of the Credit Facility will prevent us from completing the transaction with Western described in
Note 1, "Organization and Significant Accounting Policies".

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

NOTE 9 - FINANCIAL INSTRUMENTS AND HEDGING ACTIVITY:

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". Using available market information and the valuation methodologies described below, we determined the estimated fair value amounts. Considerable judgment is required, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

     The carrying amounts and estimated fair values of our financial instruments are as follows:

                                                             December 31,
                                            ----------------------------------------------
                                                    2006                     2005
                                            ---------------------    ---------------------
                                            Carrying   Estimated     Carrying   Estimated
                                             Amount    Fair Value     Amount    Fair Value
                                            --------   ----------    --------   ----------
                                                              (In thousands)
Balance Sheet - Financial Instruments:
Fixed rate long-term debt.................  $275,387   $299,539      $274,864   $299,695

     We determined the fair value of fixed rate long-term debt by using quoted market prices, where applicable, or by discounting future cash flows using rates estimated to be currently available for debt of similar terms and remaining maturities.

     We believe the carrying values of our cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair values due to the short-term maturities of these instruments. We believe the carrying value of our variable rate short-term debt instrument approximates fair value because the rate is tied to a short-term index.

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

     At December 31, 2006 and 2005, we had no open crude oil futures contracts or other commodity derivatives.

NOTE 10 - STOCK INCENTIVE PLANS:

     Under our 1998 Stock Incentive Plan (the "1998 Plan"), shares of our common stock are authorized to be issued to deserving employees in connection with awards of options, appreciation rights, restricted shares, performance shares or performance units, all as defined in the 1998 Plan. Appreciation rights, performance shares and performance units may be settled in cash, our common shares or any combination thereof.

     The total number of shares available for grant under the 1998 Plan is 2% of the total number of common shares outstanding as of the first day of each calendar year, which amount was 292,786 shares for 2007, 292,282 shares for 2006, 246,673 shares for 2005, and 175,711 shares for 2004. Grants also are subject to a 400,000 share annual limitation on the number of common shares available for the grant of options that are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code. Common shares available for grant in any particular calendar year that are not, in fact, granted in such year cannot be added to the common shares available for grant in any subsequent calendar year.

     On December 6, 2005, 41,000 shares of restricted stock were granted to 39 employees. These awards vest ratably over a five-year period. The fair value on the date of grant was approximately $2,214,000. In accordance with APB 25, "Accounting for Stock Issued to Employees", we recorded unearned compensation in stockholders' equity on the balance sheet. This balance was computed using an assumed forfeiture rate of one employee per year, and is amortized using the straight-line method over the vesting period. In 2006 and 2005, the amounts amortized to expense were $408,000 and $30,000, respectively. In addition, in 2006, 2,900 shares of restricted stock were forfeited due to termination while 7,620 shares vested in 2006. The fair value of these vested shares on the vesting date was approximately $585,000. The fair value of the remaining 30,480 non-vested shares of restricted stock at December 31, 2006 was approximately $2,284,000.

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

     Under our 1989 Stock Incentive Plan (the "1989 Plan"), 500,000 shares of our common stock were authorized to be issued to deserving employees in the form of options and/or restricted stock. At December 31, 2006, no shares were available for future grants under the 1989 Plan because, by its terms, no new awards may be made after December 11, 1999. All of the remaining options or restricted stock granted under the 1989 Plan expired in 2003.

     The following summarizes stock option transactions under the 1989 and 1998 Plans:

                                                        Weighted Average
Options Outstanding At                        Shares     Exercise Price
----------------------                       --------   ----------------
January 1, 2004........................       524,000        $  7.83
  Exercised............................      (215,750)       $  6.72
  Forfeited............................        (2,500)       $  2.85
                                             --------
December 31, 2004......................       305,750        $  8.65
  Exercised............................      (205,250)       $  9.40
                                             --------
December 31, 2005......................       100,500        $  7.12
  Exercised............................        (3,000)       $  2.85
                                             --------
                                               97,500
                                             ========
Options exercisable at December 31:
  2006.................................        97,500        $  7.26
  2005.................................       100,500        $  7.12
  2004.................................       235,500        $  9.67

     The following summarizes information about stock options outstanding under the 1998 Plan at December 31, 2006:

               Options Outstanding
------------------------------------------------------       Options Exercisable
                                          Weighted       ----------------------------
                                          Average                        Weighted
                           Number        Remaining         Number         Average
Exercise Prices         Outstanding   Contractual Life   Exercisable   Exercise Price
---------------         -----------   ----------------   -----------   --------------
$9.95.............        44,000           4.4             44,000         $ 9.95
$2.85.............         4,500           5.9              4,500         $ 2.85
$5.24.............        49,000           6.4             49,000         $ 5.24

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" that requires us to measure the cost of employee services received in exchange for stock options granted using the fair value method for reporting periods that begin after December 31, 2005. We adopted SFAS 123R on January 1, 2006. We were not required to record any compensation expense, however, because all outstanding stock options had vested prior to the adoption of SFAS 123R. The intrinsic value of stock options outstanding at December 31, 2006 was $6,600,000. The intrinsic value of stock options exercised in 2006 was approximately $166,000.

     No options were granted in 2006, 2005 and 2004.

NOTE 11 - INTEREST, OPERATING LEASES AND RENT EXPENSE:

     We paid interest of $26,325,000, $27,278,000, and $35,285,000 in
2006, 2005, and 2004, respectively. In accordance with SFAS 34
"Capitalization of Interest Cost", we capitalized approximately $8,152,000 and $3,261,000 of interest as part of construction in progress in 2006 and 2005, respectively.

     In connection with the sale of approximately 8.5 acres of land in North Scottsdale, Arizona that included our corporate headquarters building, we entered into a ten-year agreement to lease back our corporate headquarters building in 2003.

     We are committed to annual minimum rentals under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2006 as follows:

                                                        Land, Building,
                                                         Machinery and
                                                       Equipment Leases
                                                       -----------------
                                                        (In thousands)
2007.................................................       $ 10,553
2008.................................................          9,079
2009.................................................          7,161
2010.................................................          5,698
2011.................................................          4,858
2012 - 2027..........................................         28,106
                                                            --------
Total minimum payments required......................       $ 65,455
                                                            ========

     Our total rent expense was $12,649,000, $10,655,000, and $7,813,000 for 2006, 2005, and 2004, respectively.

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

NOTE 12 - 401(K) AND DEFERRED COMPENSATION PLANS:

     The Company sponsors the Giant Industries, Inc. and Affiliated Companies 401(k) Plan (the "Giant 401(k)") for the benefit of our employees. In connection with the acquisition of the Yorktown refinery, on May 14, 2002, we adopted the Giant Yorktown 401(k) Retirement Savings Plan ("Yorktown 401(k)") for our Yorktown employees who met plan eligibility requirements. For purposes of eligibility and vesting, anyone who was employed by the Yorktown refinery on or before December 31, 2002, received credit for time worked for the refinery's previous owners and certain other prior employers. In March 2004, the assets in the Yorktown 401(k) were transferred into the Giant 401(k) and the plans were combined into the Giant 401(k) for administrative convenience and to reduce costs. The benefits available to Yorktown and non-Yorktown employees did not materially change as a result of this combination.

     Subject to approval from our board of directors each year, we match the Yorktown employee's contributions to the Giant 401(k), subject to certain limitations and a per participant maximum contribution amount. For the years ended December 31, 2006, 2005 and 2004, we expensed $1,215,000, $1,128,000 and $1,031,000, respectively, for matching contributions to the Yorktown participants.

     Subject to approval from our board of directors each year and beginning in 2005, we also match the non-Yorktown employee's contributions to the Giant 401(k), subject to certain limitations and a per participant maximum contribution amount. For the years ended December 31, 2006, 2005, and 2004, we expensed $2,913,000, $2,848,000, and $1,675,000, respectively, for matching contributions to the non-Yorktown participants.

     Our matching contribution can be invested in available investment choices at the discretion of the participant.

     Supplemental contributions to the Giant 401(k) on behalf of non-Yorktown employees are made at the discretion of our board of directors. For the year ended December 31, 2005, our board of directors changed the supplemental contribution from a discretionary contribution in an amount to be determined each year to a fixed contribution equal to 3% of eligible wages. Yorktown employees currently do not receive this supplemental contribution. The amounts accrued for the 2006 and 2005 supplemental contributions were $1,615,000 and $1,622,000, respectively. The 2005 supplemental contribution was funded with 25,115 newly issued shares of our common stock in March 2006. The 2006 supplemental contribution also may be funded with newly issued shares of our common stock in 2007.

     For the year ended December 31, 2004, we accrued $900,000 for a discretionary contribution to the Giant 401(k), which was funded in 2005 with 34,196 newly issued shares of our common stock. All shares are allocated to eligible employees' accounts in the manner set forth in the Giant 401(k).

     At December 31, 2006, the assets of the Giant 401(k) include 445,892 shares of our common stock valued at approximately $33,420,000 on December 31, 2006.

     In July 2005, we acquired Dial and Dial employees immediately became eligible to participate in the Giant 401(k). Dial employees were permitted to carry over their prior years of service with Dial for eligibility and vesting purposes. The 401(k) plan sponsored by Dial was terminated prior to the acquisition. Giant is responsible for administration of the terminated Dial 401(k) plan until IRS approves the termination and the assets are distributed to the participants.

     In January 2007, we acquired Empire Oil Co. ("Empire") and Empire employees immediately became eligible to participate in the Giant 401(k). Empire employees were permitted to carry over their prior years of service with Empire for eligibility and vesting purposes. The 401(k) plan sponsored by Empire was terminated prior to the acquisition. Giant is responsible for administration of the terminated Empire 401(k) plan until IRS approves the termination and the assets are distributed to the participants.

     On October 31, 2005, we adopted a deferred compensation plan. The plan is an unfunded retirement restoration plan that provides for additional payments from us so that total retirement benefits for certain executives will be maintained at the levels provided in the 401(k) plan before the application of Internal Revenue Code limitations. Directors are also eligible for the plan. Participants in the plan may defer a portion of their annual salary and/or bonus to future years, and we will match a portion of the amounts deferred on a basis similar to matches in our 401(k) plan, but without regard to the annual caps applicable to the 401(k) plan. We expensed $678,000 and $264,000 in 2006 and 2005, respectively, in connection with this plan. At December 31, 2006, and December 31, 2005 the accrued liability was $2,754,000 and $621,000, respectively, and is recorded in "Other liabilities and deferred income" on our Consolidated Balance Sheets.

NOTE 13 - PENSION AND POST-RETIREMENT BENEFITS:

     In connection with the acquisition of the Yorktown refinery, in 2002, we established the Giant Yorktown Cash Balance Plan ("CB Plan"). The CB Plan is a defined benefit plan for our Yorktown employees. The CB Plan is a "cash balance" retirement plan fully funded by us without employee contributions. All Yorktown employees meeting the eligibility requirements are automatically included in the CB Plan. Under the CB Plan, an account is established for each eligible employee that in general reflects pay credits, based on a percentage of eligible pay determined by age or years of service, whichever yields the greater percentage, plus regular interest credits. Interest credits are generally equal to the greater of 5% or the 12-month average of the one-year U.S. Treasury constant maturity rates plus 1%. Yorktown employees who were covered by the BP retirement plan on July 1, 2000, are generally eligible for a grandfather provision that affects the calculation of the benefit under the plan.

     We have established an investment strategy for the CB Plan that targets allocation percentages among various asset classes. This investment strategy is designed to reach long-term return goals, while mitigating against downside risk and considering expected cash flows. The current weighted average target for asset allocation is:

     -  equity securities: 50-70%; and

     -  debt securities: 30-50%

     Our investment strategy is reviewed from time to time to ensure consistency with our objectives. Equity securities do not include any of our common stock.

     We must pay into the CB Plan each year. The amount of our payment is based on various factors, including actuarial calculations linked to the potential retirement ages of Yorktown employees. Our payment to the CB Plan for the plan year ending December 31, 2005 was $3,078,000 and was made in September 2006. We expect to contribute approximately $2,001,000 to the CB Plan in 2007 for the plan year ending December 31, 2006.

     In connection with the acquisition of the Yorktown refinery, in 2002, we established the Giant Yorktown Retiree Medical Plan (the "RM Plan"), which is a post-retirement benefit plan for Yorktown employees. The RM Plan will pay a percentage of the medical premium for coverage under the plan. Coverage is generally available to full-time employees who are age 50 or older with 10 or more years of service. We will pay from 50% to 80% of the premium cost, depending on age and years of service. Unlike the CB Plan, we are not required to fund the RM Plan annually, and currently we do not plan to do so.

     In September 2006, FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans", which requires an employer to recognize the overfunded or underfunded position of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or a liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income. With limited exceptions, this statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. We adopted this statement in 2006. Under the provisions of SFAS 158, we reduced our long-term pension liability for our cash balance plan by $894,000 ($552,000 net-of-tax) as a result of a net actuarial gain with a corresponding credit to other comprehensive income. We also recorded an increase in our long-term pension liability by $117,000 ($72,000 net-of-tax) with a corresponding charge to other comprehensive income as a result of recognizing prior service costs related to our cash balance plan. We increased our long-term retiree medical plan liability by $1,308,000 ($649,000 net-of-tax) as a result of net actuarial losses with a corresponding charge to other comprehensive income.

     The following table contains certain disclosures for our CB Plan and RM Plan for 2006 and 2005:

                                              Cash Balance Plan    Retiree Medical Plan
                                             -------------------   --------------------
                                               2006       2005       2006       2005
                                             --------   --------   --------   --------
(In thousands)
Reconciliation of benefit obligation:
Benefit obligation at beginning of year..    $ 15,082   $ 11,741   $  4,281   $  3,654
Service cost.............................       1,504      1,357        314        220
Interest cost............................         693        671        300        221
Benefit paid.............................        (473)      (307)       (16)        (7)
Actuarial (gain)/loss....................      (2,212)     1,366        712        193
Plan amendments..........................           -        254          -          -
                                             --------   --------   --------   --------
Benefit obligation at year end...........    $ 14,594   $ 15,082   $  5,591   $  4,281
                                             ========   ========   ========   ========
Reconciliation of plan assets:
Fair value of plan assets at
  beginning of year......................    $  5,026   $  3,083   $      -   $      -
Actual return on plan assets.............         727        210          -          -
Employer contributions...................       3,078      2,039         16          7
Benefits paid............................        (473)      (307)       (16)        (7)
                                             --------   --------   --------   --------
Fair value of plan assets at
  end of year............................    $  8,358   $  5,025   $      -   $      -
                                             ========   ========   ========   ========
Unfunded status..........................    $ (6,236)  $(10,057)  $ (5,591)  $ (4,281)
Unrecognized net prior service cost......           -        361          -          -
Unrecognized net loss (gain).............           -      1,341          -        695
                                             --------   --------   --------   --------
Accrued benefit cost(a)..................    $ (6,236)  $ (8,355)  $ (5,591)  4 (3,586)
                                             ========   ========   ========   ========
(a) The amounts are reflected in "Other
    Liabilities" in the accompanying
    Consolidated Balance Sheets

Net periodic benefit cost included
  the following:
Service cost..............................   $  1,504   $  1,357   $    314   $    220
Interest cost.............................        693        671        300        221
Expected return on assets.................       (461)      (278)         -          -
Amortization of prior service cost........          -       (106)         -          -
Recognized net actuarial loss (gain)......          -         60        100         16
                                             --------   --------   --------   --------
Net periodic benefit cost.................   $  1,736   $  1,704   $    714   $    457
                                             ========   ========   ========   ========

     The accumulated benefit obligation for the CB Plan was $11,791,000 and $10,769,000 at December 31, 2006 and December 31, 2005, respectively. The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $68,000 (net of tax $42,000) for our RM Plan. No other items are expected to be amortized from accumulated other comprehensive income for both plans into net periodic benefit cost over the next fiscal year.

     The following table depicts the incremental effect of applying SFAS 158 on individual line items in the Statement of Financial Position at December 31, 2006:

                                           Before Application    Increase/     After Application
                                               of SFAS 158      (Decrease)       of SFAS 158
                                           ------------------   -----------    -----------------
                                                               (In thousands)
Cash Balance Plan liability.............      $  7,013             $ (777)          $  6,236
Retiree Medical Plan liability..........         4,283              1,308              5,591
Deferred income taxes...................       117,509               (362)           117,147
Total liabilities.......................       691,640                169            691,809
Accumulated other comprehensive income..             -               (169)              (169)
Total stockholders' equity..............      $484,537             $ (169)          $484,368

WEIGHTED AVERAGE PLAN ASSUMPTIONS

                                                Cash Balance Plan       Retiree Medical Plan
                                             -----------------------   -----------------------
                                                2006         2005         2006         2005
                                             ----------   ----------   ----------   ----------
Weighted average assumptions used
to determine benefit obligations
at December 31:
  Measurement date.......................    12/31/2006   12/31/2005   12/31/2006   12/31/2005
  Discount rate..........................          5.75%        5.50%        6.00%        5.75%
  Rate of compensation increase*.........          3.70%        3.70%           -            -
Weighted average assumptions used
  to determine net periodic benefit
  cost for years ended December 31:
  Discount rate.........................           5.50%        5.50%        5.75%        6.00%
  Expected return on assets.............           8.50%        8.50%           -            -
  Rate of compensation increase*........           3.70%        4.00%           -            -
-------
* Salary increases are assumed to increase at a rate of 3.7% for determining benefit obligations at December 31, 2006 and 4% for determining net periodic benefit cost for 2006. An additional
  5% increase is added to the ultimate rate for those with less than one year of service grading down to 0% once a participant has five years of service.

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

     PLAN ASSETS

     Our CB Plan asset allocations at December 31, 2006, and 2005, by asset category are as follows:

                                                       Percentage of
                                                       Plan Assets at
                                                        December 31,
                                                     -----------------
Asset Category                                       2006         2005
--------------                                       ----         ----
Equity securities...............................      71%          70%
Debt securities.................................      26%          27%
Other...........................................       3%           3%
                                                     ----         ----
Total...........................................     100%         100%
                                                     ====         ====

ASSUMED HEALTH CARE COST TREND RATES
                                                        Retiree Medical
                                                              Plan
                                                        ---------------
                                                         2006     2005
                                                        ------   ------
Assumed health care cost trend rates at December 31:
  Health care cost trend rate assumed for
    next year:
    HMO...............................................    7.50%   8.50%
    Pre-65 Non-HMO....................................    9.50%  10.50%
    Post-65 Non-HMO...................................   10.00%  11.50%
  Rate to which the cost trend rate is
    assumed to decline (the ultimate trend rate)......    4.50%   4.50%
  Year that the rate reaches the ultimate trend rate..    2012    2012

     Assumed health care cost trend rates have a significant effect on the amounts reported for the RM Plan. A 1%-point change in assumed health care cost trend rates would have the following effect:
                                                           1%-Point
                                                     ---------------------
                                                     Increase    Decrease
                                                     --------   ----------
Effect on total of service and interest
  cost components..................................  $ 58,000   $ (52,000)
Effect on post-retirement benefit obligation.......  $466,000   $(420,000)

     On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (The "Act"). The Act provides a federal subsidy to employers whose prescription drug benefits are actuarially equivalent to certain benefits provided by Medicare. The RM Plan is currently deemed to provide an actuarially equivalent benefit to the Medicare Part D benefit based on the current guidance for determining actuarial equivalency provided by the Centers for Medicare and Medicaid Services. As a result of the Part D subsidy, our accumulated post-retirement benefit obligation was reduced by approximately $400,000 at December 31, 2006. The following table depicts the impact of Part D subsidy on net periodic benefit cost:

                                              Before Part D   After Part D   Decrease
                                                 Subsidy         Subsidy     in Cost
                                              -------------   ------------   --------
Service Cost...............................     $333,083        $314,555     $(18,528)
Interest Cost..............................      322,100         299,656      (22,444)
Amortization of Prior Service Costs Loss...      130,858          99,548      (31,310)
                                                --------        --------     --------
Net Periodic Benefit Cost..................     $786,041        $713,759     $(72,282)
                                                ========        ========     ========

NOTE 14 - INCOME TAXES:

     Our provision (benefit) for income taxes from continuing operations is comprised of the following:

                                                Year Ended December 31,
                                              ---------------------------
                                               2006      2005      2004
                                              -------   -------   -------
                                                    (In thousands)
Current:
  Federal...................................  $(1,021)  $31,423   $ 3,198
  State.....................................     (626)    5,182    (1,079)
                                              -------   -------   -------
                                               (1,647)   36,605     2,119
                                              -------   -------   -------
Deferred:
  Federal...................................   42,871    24,274     6,001
  State.....................................   10,170     8,267     2,564
                                              -------   -------   -------
                                               53,041    32,541     8,565
                                              -------   -------   -------
Total provision from continuing operations..  $51,394   $69,146   $10,684
                                              =======   =======   =======

     Net income taxes paid in 2006 2005 and 2004 were $9,680,000;
$30,180,000; and $1,797,000 respectively.

     We reconcile the difference between our provision (benefit) for income taxes and income taxes calculated using the statutory U.S. federal income tax rate for continuing operations as follows:

                                                Year Ended December 31,
                                              ---------------------------
                                               2006      2005      2004
                                              -------   -------   -------
                                                    (In thousands)
Income taxes at the statutory U.S.
  federal income tax rate of 35%............  $46,951   $60,577   $ 9,458
Increase (decrease) in taxes
  resulting from:
State taxes, net............................    6,204     8,742       965
Ultra low sulfur diesel credit, net.........   (2,064)        -         -
Other, net..................................      303      (173)      261
                                              -------   -------   -------
Total provision from continuing operations..  $51,394   $69,146   $10,684
                                              =======   =======   =======

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

                                            December 31, 2006                December 31, 2005
                                     ------------------------------    ------------------------------
                                      Assets  Liabilities   Total       Assets  Liabilities   Total
                                     -------- -----------  --------    -------- -----------  --------
                                                                (In thousands)
Deferred Tax Assets and Liabilities:
Current Assets and Liabilities:
  Accounts receivable.............   $   134   $       -   $     134    $   175   $     -    $    175
  Insurance accruals..............     1,517           -       1,517      1,534        -        1,534
  Vacation accruals...............     1,661           -       1,661      1,635         -       1,635
  Other reserves..................       215           -         215        456         -         456
  Other accruals..................         -      (7,473)     (7,473)        39     (3,445)    (3,406)
    Inventory adjustments.........         -      (7,013)     (7,013)     1,002          -      1,002
                                     -------   ---------   ---------    -------   --------   --------
    Total current.................     3,527     (14,486)    (10,959)     4,841     (3,445)     1,396
                                     -------   ---------   ---------    -------   --------   --------
Noncurrent Assets and
  Liabilities:
  Other accruals..................     2,085        (105)      1,980      1,090       (135)       955
  Accrued retirement..............     4,271           -       4,271      4,453          -      4,453
  Deductible repairs..............         -      (7,493)     (7,493)         -     (1,868)    (1,868)
  Accelerated depreciation........         -    (130,316)   (130,316)         -    (86,549)   (86,549)
Net operating loss carryforward...     3,078           -       3,078        162          -        162
Tax credit carryforwards..........    11,331           -      11,331      6,013          -      6,013
                                     -------   ---------   ---------    -------   --------   --------
    Total noncurrent..............    20,765    (137,914)   (117,149)    11,718    (88,552)   (76,834)
                                     -------   ---------   ---------    -------   --------   --------
    Total.........................   $24,292   $(152,400)  $(128,108)   $16,559   $(91,997)  $(75,438)
                                     =======   =========   =========    =======   ========   ========

     At December 31, 2006, we had an alternative minimum tax credit carryforward of $8,003,000 and general business credit carryforwards of $3,275,000. Alternative minimum tax credits can be carried forward indefinitely to offset future regular tax liabilities.

     Federal net operating loss ("NOL") carryovers are $4,078,000 and will begin to expire in the year 2026. State net operating loss carryforwards are $39,840,000 and will begin to expire in the year 2022.

  In accordance with SFAS 109, deferred tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets can be affected by, among other things, future company performance and market conditions. In making the determination of whether or not a valuation allowance was required, we considered all available positive and negative evidence and made certain assumptions. We considered the overall business environment, historical earnings, and the outlook for future years. We performed this analysis as of December 31, 2006 and determined that there was sufficient positive evidence to conclude that it is more likely than not that our net deferred tax assets will be realized. We will assess the need for a deferred tax asset valuation allowance on an ongoing basis.

   FIN 48 provides guidance on derecognition, classification, interest, penalties, interim period reporting and disclosure for uncertain tax positions. It provides that the benefit of an uncertain tax position cannot be recognized unless it is more likely than not that the position will be sustained if audited. The amount recognized is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We are currently evaluating the impact of FIN 48 which will be effective for years beginning after December 15, 2006. Any material effects will be reported as a separate cumulative adjustment to beginning retained earnings.

NOTE 15 - EARNINGS PER SHARE:

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS No. 128:

                                                             Year Ended December 31,
                                                       ------------------------------------
                                                          2006         2005         2004
Numerator                                              ----------   ----------   ----------
                                                                   (In thousands)
Earnings from continuing operations..................  $   82,751   $  103,931   $   16,338
Earnings (loss) from discontinued operations.........           -           15         (117)
Cumulative effect of change in accounting principle..           -          (68)           -
                                                       ----------   ----------   ----------
Net earnings.........................................  $   82,751   $  103,878   $   16,221
                                                       ==========   ==========   ==========

                                                             Year Ended December 31,
                                                       ------------------------------------
                                                          2006         2005         2004
Denominator                                            ----------   ----------   ----------
Basic - weighted average shares outstanding..........  14,597,074   13,485,702   11,104,938
Effective of dilutive stock options..................      73,142      143,271      253,360
Effective of dilutive restricted stock grants........      10,227          159            -
                                                       ----------   ----------   ----------
Diluted - weighted average shares outstanding........  14,680,443   13,629,132   11,358,298
                                                       ==========   ==========   ==========

                                                             Year Ended December 31,
                                                       ------------------------------------
                                                          2006         2005         2004
Basic Earnings Per Share                               ----------   ----------   ----------
Earnings from continuing operations..................  $     5.67   $     7.71   $     1.47
Earnings (loss) from discontinued operations.........           -            -        (0.01)
Cumulative effect of change in accounting principle..           -        (0.01)           -
                                                       ----------   ----------   ----------
Net earnings.........................................  $     5.67   $     7.70   $     1.46
                                                       ==========   ==========   ==========

                                                             Year Ended December 31,
                                                       ------------------------------------
                                                          2006         2005         2004
Diluted Earnings Per Share                             ----------   ----------   ----------
Earnings from continuing operations..................  $     5.64   $     7.63   $     1.43
Earnings (loss) from discontinued operations.........           -            -        (0.01)
Cumulative effect of change in accounting principle..           -        (0.01)           -
                                                       ----------   ----------   ----------
Net earnings.........................................  $     5.64   $     7.62   $     1.42
                                                       ==========   ==========   ==========

     At December 31, 2006 and 2005, there were 14,639,312 and 14,614,097 shares, respectively, of our common stock outstanding.

     In 2007, we may contribute newly issued shares of our common stock to fund our 401(k) plan supplemental contribution for the year ended December 31, 2006. We have not yet determined if we will make this contribution in shares of our stock and, if we do, the number of shares to contribute. In March 2006, we contributed 25,115 newly issued shares of our common stock to fund our 401(k) plan discretionary contribution for the year ended December 31, 2005.

     As discussed in Note 8, we issued 1,000,000 shares in the first quarter of 2005 to redeem a portion of our outstanding debt. We also issued 1,000,000 shares in September 2005. The proceeds from these shares were used for general corporate purposes.

     On December 6, 2005, we awarded 41,000 restricted shares to 39 employees, of which 2,900 restricted shares were forfeited in 2006 as a result of employees terminating their employment with us. See Note 10 for further information.

NOTE 16 - BUSINESS SEGMENTS:

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

RETAIL GROUP

     Our retail group operates service stations, which include convenience stores or kiosks. We also operated a travel center in New Mexico until June 19, 2003, when the travel center was sold. Our service stations sell various grades of gasoline, diesel fuel, general merchandise, including tobacco and alcoholic and nonalcoholic beverages, and food products to the general public. Our refining group or our wholesale group supplies the gasoline and diesel fuel our retail group sells. We purchase general merchandise and food products from various suppliers. At December 31, 2006, our retail group operated 155 service stations with convenience stores or kiosks.

WHOLESALE GROUP

     Our wholesale group consists of Phoenix Fuel and the wholesale operations of Dial and the wholesale assets acquired from Amigo Petroleum Company ("Amigo"). (See Note 18 for further information). Our wholesale group primarily distributes commercial wholesale petroleum products. Our wholesale group includes several lubricant and bulk petroleum distribution plants, unmanned commercial fleet fueling cardlock operations, a bulk lubricant terminal facility and a fleet of finished product and lubricant delivery trucks. We purchase petroleum products for resale from other refiners and marketers as well as our refining group.

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

     We have also restated the tables pertaining to the years ended December 31, 2005 to conform to the current year presentation because the results of 12 service stations that were part of the Dial acquisition are currently reported in the results of operations pertaining to our retail segment but were previously reported in our wholesale segment. These restatements had no affect on our results of operations.

     Disclosures regarding our reportable segments with reconciliations to consolidated totals are presented below.

                                                      As of and for the Year Ended December 31, 2006
                                            -------------------------------------------------------------------
                                            Refining     Retail   Wholesale           Reconciling
                                             Group       Group      Group    Other      Items     Consolidated
                                            -------------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $  642,099
    Yorktown operations..................    1,708,159
                                            ----------
      Total..............................   $2,350,258  $452,445  $1,109,308  $      -  $       -   $3,912,011
  Merchandise and lubricants.............            -   159,513      80,078         -          -      239,591
  Other..................................       20,569    20,809       4,927       296          -       46,601
                                            ----------  --------  ----------  --------  ---------   ----------
      Total..............................    2,370,827   632,767   1,194,313       296          -    4,198,203
                                            ----------  --------  ----------  --------  ---------   ----------
Intersegment net revenues:
  Finished products......................      482,387         -     133,137         -   (615,524)(1)        -
  Merchandise and lubricants.............            -         -         148         -       (148)(1)        -
  Other..................................       21,446         -         681         -    (22,127)(1)        -
                                            ----------  --------  ----------  --------  ---------   ----------
      Total..............................      503,833         -     133,966         -   (637,799)           -
                                            ----------  --------  ----------  --------  ---------   ----------
Total net revenues from
  continuing operations..................   $2,874,660  $632,767  $1,328,279  $    296  $(637,799)  $4,198,203
                                            ==========  ========  ==========  ========  =========   ==========
Operating income/(loss):
  Four Corners operations................   $   77,829
  Yorktown operations(2).................      (10,381)
                                            ----------
      Total operating (loss)/income
        before corporate allocation......   $   67,448  $ 16,983  $   16,805  $(32,157) $  81,280 (3)  150,359
Corporate allocation.....................      (14,758)  (10,116)     (3,724)   28,598          -            -
                                            ----------  --------  ----------  --------  ---------   ----------
  Operating income/(loss) from
    continuing operations................   $   52,690  $  6,867  $   13,081  $ (3,559) $  81,280      150,359
                                            ==========  ========  ==========  ========  =========
Interest expense.........................                                                              (19,172)
Amortization of financing costs..........                                                               (1,597)
Investment and other income..............                                                                4,555
                                                                                                    ----------
Earnings from continuing operations
  before income taxes....................                                                           $  134,145
                                                                                                    ==========
Depreciation and amortization:
  Four Corners operations................   $   16,441
  Yorktown operations....................       16,226
                                            ----------
  Depreciation and amortization from
   continuing operations.................   $   32,667  $  8,073  $    3,275  $  1,178  $      -    $   45,193
                                            ==========  ========  ==========  ========  ========    ==========
Total assets.............................   $  829,850  $141,252  $  157,513  $ 47,562  $      -    $1,176,177
Capital expenditures.....................   $  219,351  $  8,062  $    4,482  $  1,069  $      -    $  232,964

(1) These pertain to intersegment revenues that are eliminated.
(2) Excludes $82,003 of gain from insurance settlement due to the 2005 fire.
(3) Includes $82,003 of gain from insurance settlement due to the 2005 fire.

                                                        As of and for the Year Ended December 31, 2005 (Restated)
                                            -------------------------------------------------------------------
                                            Refining     Retail   Wholesale           Reconciling
                                             Group       Group      Group    Other      Items     Consolidated
                                            -------------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $  559,765
    Yorktown operations..................    1,569,057
                                            ----------
      Total..............................   $2,128,822  $346,016  $  880,474  $      -  $       -   $3,355,312
  Merchandise and lubricants.............            -   144,968      48,805         -          -      193,773
  Other..................................       12,578    17,133       1,995       455          -       32,161
                                            ----------  --------  ----------  --------  ---------   ----------
      Total..............................    2,141,400   508,117     931,274       455          -    3,581,246
                                            ----------  --------  ----------  --------  ---------   ----------
Intersegment net revenues:
  Finished products......................      292,706         -      75,541         -   (368,247)(1)        -
  Merchandise and lubricants.............            -         -          19         -        (19)(1)        -
  Other..................................       19,401         -         578         -    (19,979)(1)        -
                                            ----------  --------  ----------  --------  ---------   ----------
      Total..............................      312,107         -      76,138         -   (388,245)           -
                                            ----------  --------  ----------  --------  ---------   ----------
Net revenues of continuing operations....   $2,453,507  $508,117  $1,007,412  $    455  $(388,245)  $3,581,246
                                            ==========  ========  ==========  ========  =========   ==========
Operating income (loss):
  Four Corners operations................   $   81,517
  Yorktown operations....................      113,783
                                            ----------
    Total operating income (loss)
      before corporate allocation........   $  195,300  $ 13,563  $   19,200  $(31,098) $   2,701   $  199,666
Corporate allocation.....................      (14,941)   (9,807)     (4,157)   28,905          -            -
                                            ----------  --------  ----------  --------  ---------   ----------
Total operating income (loss)
  after corporate allocation.............      180,359     3,756      15,043    (2,193)     2,701      199,666
Discontinued operations loss/(gain)......            -        (2)          -         -        (22)         (24
                                            ----------  --------  ----------  --------  ---------   ----------
Operating income (loss) from
  continuing operations..................   $  180,359  $  3,754  $   15,043  $ (2,193) $   2,679      199,642
                                            ==========  ========  ==========  ========  =========
Interest expense.........................                                                              (24,485)
Costs associated with early
  debt extinguishment....................                                                               (2,082)
Amortization and write-offs of
  financing costs........................                                                               (2,797)
Interest and investment income...........                                                                2,799
                                                                                                    ----------
Earnings from continuing operations
  before income taxes....................                                                           $  173,077
                                                                                                    ==========
Depreciation and amortization:
  Four Corners operations................   $   16,534
  Yorktown operations....................       10,513
                                            ----------
  Depreciation and amortization from
   continuing operations.................   $   27,047  $ 10,171  $    2,265  $    797  $       -   $   40,280
Total assets.............................   $  553,051  $103,297  $  150,545  $177,579  $       -   $  984,472
Capital expenditures.....................   $   62,293  $  4,719  $    2,091  $  1,556  $       -   $   70,659

(1) These pertain to intersegment revenues that are eliminated.

                                                      As of and for the Year Ended December 31, 2004
                                            -------------------------------------------------------------------
                                            Refining     Retail   Wholesale           Reconciling
                                             Group       Group      Group    Other      Items     Consolidated
                                            -------------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $  423,397
    Yorktown operations..................    1,074,536
                                            ----------
      Total..............................   $1,497,933  $233,056  $584,903  $      -  $       -   $2,315,892
  Merchandise and lubricants.............            -   134,012    32,510         -          -      166,522
  Other..................................       11,843    15,119     1,684       529          -       29,175
                                            ----------  --------  --------  --------  ---------   ----------
      Total..............................    1,509,776   382,187   619,097       529          -    2,511,589
                                            ----------  --------  --------  --------  ---------   ----------
Intersegment net revenues:
  Finished products......................      205,842         -    61,478         -   (267,320)(1)        -
  Other..................................       15,652         -         -         -    (15,652)(1)        -
                                            ----------  --------  --------  --------  ---------   ----------
      Total..............................      221,494         -    61,478         -   (282,972)           -
                                            ----------  --------  --------  --------  ---------   ----------
Net revenues of continuing operations....   $1,731,270  $382,187  $680,575  $    529  $(282,972)  $2,511,589
                                            ==========  ========  ========  ========  =========   ==========
Operating income (loss):
  Four Corners operations................   $   30,914
  Yorktown operations....................       52,752
                                            ----------
    Total operating income (loss)
      before corporate allocation........   $   83,666  $  6,688  $ 10,486  $(26,325) $   3,775   $   78,290
Corporate allocation.....................      (13,069)   (7,804)   (2,388)   23,261          -            -
                                            ----------  --------  --------  --------  ---------   ----------
Total operating income (loss)
  after corporate allocation.............       70,597    (1,116)    8,098    (3,064)     3,775       78,290
Discontinued operations loss/(gain)......            -       218         -         -        (28)         190
                                            ----------  --------  --------  --------  ---------   ----------
Operating income (loss) from
  continuing operations..................   $   70,597  $   (898) $  8,098  $ (3,064) $   3,747       78,480
                                            ==========  ========  ========  ========  =========
Interest expense.........................                                                            (32,907)
Costs associated with early
  debt extinguishment....................                                                            (10,564)
Amortization and write-offs of
  financing costs........................                                                             (8,341)
Interest and investment income...........                                                                354
                                                                                                  ----------
Earnings from continuing operations
  before income taxes....................                                                         $   27,022
                                                                                                  ==========
Depreciation and amortization:
  Four Corners operations................   $   16,191
  Yorktown operations....................        9,328
                                            ----------
    Total................................   $   25,519  $  9,186  $  1,614  $    879  $       -   $   37,198
  Less discontinued operations...........            -       (93)        -         -          -          (93)
                                            ----------  --------  --------  --------  ---------   ----------
  Depreciation and amortization from
   continuing operations.................   $   25,519  $  9,093  $  1,614  $    879  $       -   $   37,105
Total assets.............................   $  474,984  $103,786  $ 73,467  $ 50,169  $       -   $  702,406
Capital expenditures.....................   $   50,609  $  5,835  $  1,707  $    520  $       -   $   58,671
Yorktown refinery acquisition
  contingent payment.....................   $   16,146  $      -  $      -  $      -  $       -   $   16,146

(1) These pertain to intersegment revenues that are eliminated.

NOTE 17 - COMMITMENTS AND CONTINGENCIES:

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

     Federal, state and local laws relating to the environment, health and safety affect nearly all of our operations. As is the case with all companies engaged in similar industries, we face significant exposure from actual or potential claims and lawsuits involving environmental, health and safety matters. These matters include soil and water contamination, air pollution and personal injuries or property damage allegedly caused by substances made, handled, used, released or disposed of by us or by our predecessors. Further, violations of such laws and regulations can lead to substantial fines and penalties.

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

     Under circumstances in which environmental assessments and/or remedial efforts are anticipated and related to past events, we accrue for the liability if associated costs are probable and can be reasonably estimated. We record liabilities for litigation matters when it is probable that the outcome of litigation will be adverse and damages can be reasonably estimated.

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

     As of December 31, 2006 and 2005, we had environmental liability accruals of approximately $3,991,000 and $4,941,000, respectively, which are summarized below, and litigation accruals in the aggregate of approximately $185,000 and $990,000, respectively. Environmental accruals are recorded in the current and long-term sections of our Consolidated Balance Sheets. Litigation accruals are recorded in the current section of our Consolidated Balance Sheets.

                                As of                         As of    Increase/              As of
                               12/31/04  Increase  Payments  12/31/05  (Decrease)  Payments  12/31/06
                               --------  --------  --------  --------  ----------  --------  --------
                                                         (In thousands)
Yorktown Refinery............  $  4,531  $     57  $ (1,048) $  3,540   $      -   $   (785)  $ 2,755
Farmington Refinery..........       570         -         -       570          -          -       570
Bloomfield Refinery..........       251         -       (22)      229          -          -       229
Bloomfield - River Terrace...         -       259      (213)       46         (6)       (40)        -
West Outfall - Bloomfield....        44         -       (44)        -          -          -         -
Bloomfield Tank Farm
  (Old Terminal).............        53         -       (11)       42          -        (12)       30
Other Projects...............       707       306      (499)      514         88       (195)      407
                               --------  --------  --------  --------   --------   --------   -------
Totals.......................  $  6,156  $    622  $ (1,837) $  4,941   $     82   $ (1,032)  $ 3,991
                               ========  ========  ========  ========   ========   ========   =======

     Approximately $3,584,000 of the December 31, 2006 accrual is for the following projects discussed below:

     - $2,755,000 and $229,000, respectively, for environmental obligations assumed in connection with our acquisitions of the Yorktown refinery and the Bloomfield refinery;

     - $570,000 for the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of our inactive Farmington refinery; and

     - $30,000 for remediation of hydrocarbon contamination on and adjacent to the 5.5 acres that we own in Bloomfield, New Mexico.

     The remaining $407,000 of the accrual relates to:

     - the closure of certain solid waste management units at the Ciniza refinery;

     - closure of the Ciniza refinery land treatment facility including post-closure expenses; and

     -  amounts for smaller remediation projects.

YORKTOWN ENVIRONMENTAL LIABILITIES

     We assumed certain liabilities and obligations in connection with our purchase of the Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc. (collectively "BP"). BP agreed to reimburse us in specified amounts for some matters. Among other things, and subject to certain exceptions, we assumed responsibility for all costs, expenses, liabilities, and obligations under environmental, health and safety laws caused by, arising from, incurred in connection with or relating to the ownership of the refinery or its operation. We agreed to reimburse BP for losses incurred in connection with or related to liabilities and obligations assumed by us. We only have limited indemnification rights against BP. Certain environmental matters relating to the Yorktown refinery are discussed below.

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

YORKTOWN 1991 ORDER

     In connection with the Yorktown acquisition, we assumed BP's obligations under an administrative order issued in 1991 by EPA under the Resource Conservation and Recovery Act. In August 2006, we agreed to the terms of the final administrative consent order pursuant to which we will implement a cleanup plan for the refinery.

     Our most current estimate of expenditures associated with the EPA order is between $30,000,000 ($22,500,000 of which we believe is subject to reimbursement by BP) and $40,000,000 ($32,500,000 of which we believe is subject to reimbursement by BP). We anticipate that these expenditures will be incurred over a period of approximately 35 years from August 2006. We believe that between approximately $12,000,000 and $16,000,000 of this amount will be incurred over an initial four-year period, and additional expenditures of between approximately $12,000,000 and $16,000,000 will be incurred over the following four-year period, with the remainder thereafter. These estimates assume that EPA will agree with the design and specifications of our cleanup plan. These estimates also could change as a result of factors such as changes in costs of labor and materials. We currently have $2,755,000 recorded as an environmental liability for this project, which reflects our belief that BP is responsible for reimbursing us for expenditures on this project that exceed this amount and also reflects expenditures previously incurred in connection with this matter. BP's total liability for reimbursement under the refinery purchase agreement, including liability for environmental claims, is limited to $35,000,000.

     As part of the consent order cleanup plan, the facility's underground sewer system will be cleaned, inspected and repaired as needed. This sewer work is scheduled to begin during the construction of the corrective action management unit and related remediation work and is included in our associated cost estimate. We anticipate that construction of the corrective action management unit and related remediation work, as well as sewer system inspection and repair, will be completed approximately seven to eight years after EPA approves our cleanup plan and authorizes its implementation.

FARMINGTON REFINERY MATTERS

     In 1973, we constructed the Farmington refinery that we operated until 1982. In 1985, we became aware of soil and shallow groundwater contamination at this property. Our environmental consulting firms identified several areas of contamination in the soils and shallow groundwater underlying the Farmington property. One of our consultants indicated that contamination attributable to past operations at the Farmington property has migrated off the refinery property, including a hydrocarbon plume that appears to extend no more than 1,800 feet south of the refinery property. Our remediation activities are ongoing under the supervision of the New Mexico Oil Conservation Division ("OCD"), although OCD has not issued a cleanup order. As of December 31, 2006, we had $570,000 recorded as an environmental liability for this project.

BLOOMFIELD REFINERY ENVIRONMENTAL OBLIGATIONS

     In connection with the acquisition of the Bloomfield refinery, we assumed certain environmental obligations including the seller's obligations under an administrative order issued by EPA in 1992 pursuant to the Resource Conservation and Recovery Act. The order required the seller to investigate and propose measures for correcting any releases of hazardous waste or hazardous constituents at or from the Bloomfield refinery. EPA has delegated its oversight authority over the order to the Hazardous Waste Bureau of the New Mexico Environment Department ("NMED"). In December 2002, NMED and OCD approved a cleanup plan for the refinery, subject to various actions to be taken by us to implement the plan. We believe some of the requirements of the draft NMED order discussed below under the caption "Bloomfield Refinery - NMED Draft Order" may duplicate some of the requirements of the 1992 order. We further believe EPA will withdraw the 1992 order at the time NMED issues a final order. We currently estimate that remaining remediation expenses associated with the cleanup plan will be approximately $229,000, and that these expenses will be incurred through approximately 2018. As of December 31, 2006, we had $229,000 recorded as an environmental liability for this project.

BLOOMFIELD REFINERY - WEST OUTFALL AND RIVER TERRACE

     In August 2004, hydrocarbon discharges were discovered seeping into two small gullies, or draws, in an area of the Bloomfield refinery site known as the west outfall. We took immediate containment and other corrective actions, including removal of contaminated soils, construction of lined collection sumps, and further investigation and monitoring. To further remediate these discharges and prevent additional migration of contamination, we completed construction of an underground barrier with a pollutant extraction and collection system, which was completed in the second quarter of 2005.

     With the approval of OCD, we installed sheet piling in an area of the Bloomfield refinery known as the river terrace in 1999 to block migration of groundwater contaminants. Monitoring wells also were installed, with annual sampling results submitted to OCD. In connection with the construction of the underground barrier at the west outfall, OCD required more investigation of elevated hydrocarbon levels in the river terrace area. As a result of this investigation, in August 2005, OCD approved a bioventing plan to reduce hydrocarbon levels in this area. Bioventing involves pumping air into the soil to stimulate bacterial activity, which in turn consumes hydrocarbons. Construction of the bioventing system was completed in January 2006. Since all planned capital improvements have been completed, we currently do not have any amount recorded as an environmental liability for this project.

BLOOMFIELD TANK FARM (OLD TERMINAL)

     We have discovered hydrocarbon contamination adjacent to a 55,000 barrel crude oil storage tank that was located in Bloomfield, New Mexico. We believe that all or a portion of the tank and the 5.5 acres we own on which the tank was located may have been a part of a refinery, owned by various other parties, that, to our knowledge, ceased operations in the early 1960s. Our remediation plan was approved by OCD in 2002. We will continue remediation until natural attenuation has completed the process of groundwater remediation. As of December 31, 2006, we had $30,000 recorded as an environmental liability for this project.

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

     At the time of this settlement in July 2005, we estimated the compliance costs necessary for satisfying the requirements of the equipment modifications to our Four Corners refineries as between approximately $10,000,000 and $18,000,000, spread over a period of four to seven years following the date of the settlement. We have spent approximately $600,000 through 2006 for equipment modifications required by this settlement. We anticipate that the majority of the remaining costs will be incurred in the latter portion of the four to seven year phase-in period. In addition, we estimated that on-going annual operating costs associated with these modifications could cost approximately $4,000,000 per year. These amounts were the estimated upper limits for both capital expenditures and annual operating costs. Undertaking the upper limit for one type of expenditure could result in our having to spend less than the upper limit for the other.

     These estimated compliance costs were the best estimates available at the time of the July 2005 settlement. The costs that we actually incur, however, may be substantially higher than the estimates due to, among other things, changes in costs of labor, materials, and chemical additives, and changes in cost efficiencies of technologies. In light of these factors, we believe more accurate estimates of compliance costs will not be available until we are closer in time to implementation of the required projects and have further considered all operational options. The costs associated with our settlement also could be subject to reduction in the event of the temporary, partial or permanent discontinuance of operations at one or both facilities. Our settlement does not require us to undertake soil removal or similar cleanup activities, and accordingly, we have not recorded an environmental liability for this matter and will capitalize or expense expenditures when incurred.

BLOOMFIELD REFINERY - OCD COMPLIANCE ORDER

     In September 2005, we received an Administrative Compliance Order from OCD alleging that: (1) we had failed to notify OCD of the west outfall discharges at our Bloomfield refinery; (2) we had allowed contaminants to enter the San Juan River from the refinery's river terrace area; and (3) we had failed to comply with certain conditions of the refinery's groundwater discharge permit. In March 2006, we reached a settlement with OCD in the form of a consent order and paid a civil penalty of $30,000. The settlement requires that we prepare a comprehensive action plan for the investigation and remediation of contaminated soil and groundwater at the refinery. Until this plan is completed and approved by the two agencies with regulatory oversight, OCD and NMED, we cannot reasonably estimate the cost of any associated activities. We believe the requirements of this settlement may duplicate some of the requirements of the draft NMED order discussed below under the caption "Bloomfield Refinery - NMED Draft Order". We anticipate further discussions with OCD and NMED concerning their respective requirements for investigation and remediation at the Bloomfield refinery.

BLOOMFIELD REFINERY - EPA COMPLIANCE ORDER

     In October 2005, we received an Administrative Compliance Order from EPA in connection with a compliance evaluation inspection at the Bloomfield refinery in 2000 and a follow-up inspection in early 2001. We send waste water from the refinery's process units through an oil-water separator, a series of aeration ponds that continue the treatment and processing of oily water, and a series of evaporation ponds, before the water is injected into a permitted deep well. EPA alleged that benzene levels in the aeration ponds exceed permissible RCRA levels. EPA also alleged that we failed to make a RCRA hazardous waste determination in connection with wastewater going into the aeration ponds. In May 2006, we reached a settlement with EPA in the form of a consent agreement and paid a civil penalty of $75,000. The settlement requires that we make equipment modifications to reduce benzene levels in the wastewater coming from the refinery's process units. We currently estimate that we will incur capital expenditures of between approximately $3,200,000 and $3,500,000 to comply with the settlement. We spent approximately $100,000 for this project in 2006, with the remainder of the expenditures to be incurred in 2007. Since the settlement does not require us to undertake any cleanup activities, we have not recorded an environmental liability for this matter.

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

     We submitted written comments on the draft order during the public comment period and have received NMED's written response. We anticipate further communications with NMED prior to issuance of a final order. We currently do not know the nature and extent of any cleanup actions that may be required under the final order and, accordingly, have not recorded a liability for this matter.

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

CINIZA REFINERY FIRE INCIDENT (DECEMBER 2006)

     On December 26, 2006, a fire occurred in a process heater in the distillate hydrotreater ("DHT") unit. The DHT unit is used to manufacture ultra low sulfur diesel fuel. Instrumentation and electrical cabling associated with the DHT unit and other process units also were damaged. All of the process units in the refinery were shutdown for safety reasons. Repairs have been made that have enabled us to restart all of the units at the refinery except for the portion of the DHT unit damaged in the fire. We currently expect that the rest of the DHT unit will be returned to service in early April.

     We currently expect that repairs to, and/or replacement of, the units, instrumentation, and cabling damaged by the fire will cost approximately $6,700,000. We do not anticipate receiving any insurance proceeds related to these repairs as the cost of the repairs has not exceeded the associated $10,000,000 deductible of our current property insurance coverage. In addition, we do not anticipate making a claim under our business interruption insurance. As of December 31, 2006, we wrote-off approximately $875,000 of property, plant and equipment to loss on write-down of assets.

CINIZA REFINERY FIRE INCIDENT (OCTOBER 2006)

     On October 5, 2006, a pump failure in the alkylation unit at our Ciniza refinery resulted in a fire at the refinery. The fire caused damage to the alkylation unit and an associated unit. The alkylation unit produces high octane blending stock for gasoline. Repairs to the affected units cost approximately $6,400,000 and the unit was restarted in mid-December of 2006. We have property insurance coverage with a $1,000,000 deductible that should cover a significant portion of the costs of repairing the unit. We do not anticipate making a claim under our business interruption insurance. As of December 31, 2006, we wrote-off approximately $392,000 of property, plant and equipment to accounts receivable in connection with the fire.

YORKTOWN REFINERY INCIDENT (2006)

     On September 30, 2006, a fire occurred at our Yorktown refinery in the processing unit required to produce ultra low sulfur diesel fuel. Repairs to the unit cost approximately $12,000,000 and were completed in January 2007. The unit was returned to operation in February 2007. Until the unit became operational, we sold more heating oil than otherwise would be the case, which was a less profitable product than ultra low sulfur diesel.

     We have property insurance coverage with a $1,000,000 deductible that should cover a significant portion of the costs of repairing the ultra low sulfur diesel unit. We also have business interruption insurance coverage that should cover a significant portion of the financial impact of the fire after the policy's 45-day waiting period is exceeded. As of December 31, 2006, we wrote-off approximately $5,000,000 of property, plant and equipment to accounts receivable in connection with the fire.

YORKTOWN REFINERY INCIDENT (2005)

     On November 25, 2005, a fire occurred at our Yorktown refinery. Damage was primarily done to the gas plant that supports the fluid catalytic converter ("FCC"), a unit that alters the molecular composition of materials sent into the unit in order to produce gasoline, diesel, fuel oil, heating oil, and other products. Some piping and instrumentation cables for other operating units in the refinery were also damaged by the fire. Repairs related to this fire were completed in April 2006.

     Our property insurance covered a significant portion of the costs of repairing the Yorktown refinery and our business interruption insurance reimbursed us for a portion of the financial impact of the fire. We received $89,000,000 of insurance proceeds consisting of $27,700,000 for property claims and $61,300,000 for business interruption claims. For the year ended December 31, 2006, we recorded a gain of $82,003,000 as a result of insurance recoveries related to the fire. No more proceeds will be received as all of our claims have been resolved with our insurance carriers.

CLASS ACTION COMPLAINT

     On November 22, 2006, Timothy Bisset filed a class action complaint in Arizona state court against us, our directors and Western in connection with our merger. Among other things, Mr. Bisset alleges that we and our directors breached our fiduciary duty in voting to amend the Plan of Merger on November 12, 2006 to provide for, among other things, a lower acquisition price of $77.00 per share. Mr. Bisset also alleges that Western aided and abetted this breach of fiduciary duty. Among other things, Mr. Bisset alleges that he and other public stockholders of our common stock are entitled to enjoin the proposed amended transaction or, alternatively, to recover damages in the event the transaction is completed.

     We believe that amending our merger agreement was in the best interest of our stockholders. Since the original merger was announced on August 28, 2006, a number of unanticipated events occurred that resulted in a dispute between us and Western regarding the merger. Western asserted that fires at our refineries, changes in our insurance program, increases in our anticipated capital expenditures, other regulatory issues and related costs of compliance, and other events and changes constituted a "material adverse effect" under the merger agreement and also violated various representations, warranties and covenants in the merger agreement, thereby giving Western the right to terminate the merger transaction in its entirety. After extensive consideration, we concluded that the interests of our stockholders were best served by avoiding litigation over this dispute by amending the merger agreement in a way that reduced the merger consideration but at the same time eliminated virtually all of Western's closing conditions and allowed us a 30-day "go-shop" period to see if we could obtain a better price for our stockholders. Accordingly, we think Mr. Bisset's lawsuit is without merit and intend to vigorously defend it.

NOTE 18 - ACQUISITIONS:

     On August 1, 2005, we acquired an idle crude oil pipeline running from Jal, New Mexico to Bisti, New Mexico and related assets from Texas-New Mexico Pipe Line Company. This pipeline is connected to our existing pipeline network that directly supplies crude oil to the Bloomfield and Ciniza refineries. We have begun testing the pipeline and taking other actions related to placing it in service. Unless currently unanticipated obstacles are encountered, we anticipate the pipeline will become operational in the second quarter of 2007 with crude oil arriving at the refineries before the end of the second quarter.

     On July 12, 2005, we acquired 100% of the common shares of Dial. We funded this acquisition with cash on hand. Dial is a wholesale distributor of gasoline, diesel and lubricants in the Four Corners area of the Southwest. Dial also owns and operates 12 service stations/convenience stores. Dial's assets include bulk petroleum distribution plants, cardlock fueling locations and a fleet of truck transports. The acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on the fair market values on the date of acquisition, and goodwill of $9,707,000 was recorded as a result of this acquisition. The pro forma effect of the acquisition on Giant's results of operations is immaterial.

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

     In August 2006, we acquired certain assets from Amigo. We funded this acquisition with cash on hand. These acquired assets include 25 convenience stores, two bulk petroleum distribution plants, and a transportation fleet. The acquisition is accounted for using the purchase method of accounting whereby the total purchase price is preliminarily allocated to tangible and intangible assets acquired based on the fair market values on the date of acquisition. The pro forma effect of the acquisition on Giant's results of operations is immaterial.

     On January 2, 2007, we acquired 100% of the common shares of Empire Oil Co. ("Empire"). We funded this acquisition with cash on hand. Empire is a wholesale distributor of gasoline, diesel, and lubricants in Southern California. Empire's assets include a bulk petroleum distribution plant, cardlock fueling locations, and a fleet of truck transports. The acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on the fair market values on the date of acquisition. The pro forma effect of the acquisition on Giant's results of operations in immaterial.

NOTE 19 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                      Year Ended December 31, 2006
                                           -------------------------------------------------
                                                               Quarter
                                           -------------------------------------------------
                                             First        Second       Third        Fourth
                                           ----------   ----------   ----------   ----------
                                                  (In thousands, except per share data)
Continuing Operations:

Net revenues............................   $  863,025   $1,145,279   $1,165,948   $1,023,951
                                           ----------   ----------   ----------   ----------
Cost of products sold (excluding
  depreciation and amortization)........      810,552    1,016,706    1,052,131      922,173
Operating expenses......................       52,688       55,322       60,609       64,229
Depreciation and amortization...........        9,567       10,969       11,972       12,685
Selling, general and administrative
  expenses..............................       10,006       13,205       12,836       13,474
(Gain) loss on the disposal/write-
  down of assets........................         (640)          49         (450)       1,764
Gain from insurance settlement due to
  2005 Yorktown fire....................       (2,853)     (33,100)     (46,050)           -
                                           ----------   ----------   ----------   ----------
Operating (loss)/income.................   $  (16,295)  $   82,128   $   74,900   $    9,626
                                           ==========   ==========   ==========   ==========
Net (loss)/earnings.....................   $  (12,350)  $   49,238   $   44,043   $    1,820
                                           ==========   ==========   ==========   ==========
Net earnings per common share
  - basic...............................   $    (0.85)  $     3.37   $     3.02   $     0.12
                                           ==========   ==========   ==========   ==========
Net earnings per common share
  - assuming dilution...................   $    (0.85)  $     3.35   $     3.00   $     0.12
                                           ==========   ==========   ==========   ==========

                                                      Year Ended December 31, 2005
                                           -------------------------------------------------
                                                               Quarter
                                           -------------------------------------------------
                                             First        Second       Third        Fourth
                                           ----------   ----------   ----------   ----------
                                                  (In thousands, except per share data)
Continuing Operations:

Net revenues............................   $  711,726   $  863,357   $1,085,225   $  920,938
                                           ----------   ----------   ----------   ----------
Cost of products sold (excluding
  depreciation and amortization)........      625,790      748,883      920,408      798,110
Operating expenses......................       46,244       48,744       53,901       56,750
Depreciation and amortization...........       10,970        9,492        9,973        9,845
Selling, general and administrative
  expenses..............................        7,799       11,843       15,431       10,000
(Gain) loss on the disposal/write-
  down of assets........................          (13)        (207)       1,055          174
Gain from insurance settlement
  of fire incident......................       (3,492)        (196)           -            -
                                           ----------   ----------   ----------   ----------
Operating income........................   $   24,428   $   44,798   $   84,457   $   45,959
                                           ==========   ==========   ==========   ==========
Net earnings............................   $   10,058   $   20,538   $   46,640   $   26,695
Net earnings per common share
  - basic...............................   $     0.81   $     1.53   $     3.43   $     1.84
Net earnings per common share
  - assuming dilution...................   $     0.80   $     1.51   $     3.38   $     1.83

Discontinued Operations:
Net revenues............................   $        -   $        -   $        -   $        -
                                           ==========   ==========   ==========   ==========
(Loss) income from operations...........   $      (11)  $       13   $        -   $        -
Gain (loss) on disposal.................            -           22            -            -
Loss on asset write-downs...............            -            -            -            -
                                           ----------   ----------   ----------   ----------
Operating earnings (loss)...............   $      (11)  $       35   $        -   $        -
                                           ==========   ==========   ==========   ==========
Net (loss) earnings.....................   $       (7)  $       22   $        -   $        -
Net earnings (loss) per common share
  - basic...............................   $        -   $        -   $        -   $        -
Net earnings (loss) per common share
  - assuming dilution...................   $        -   $        -   $        -   $        -

Cumulative effect of change in
accounting principle:
Net loss................................   $        -   $        -   $        -   $      (68)
Net loss per common share
  - basic...............................   $        -   $        -   $        -   $    (0.01)
Net loss per common share
  - assuming dilution...................   $        -   $        -   $        -   $    (0.01)

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

     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

     Our registered public accounting firm, Deloitte & Touche LLP has issued a report on our assessment of our internal control over financial reporting.

(d) INDEPENDENT AUDITORS REPORT ON OUR ASSESSMENT OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Giant Industries, Inc.
Scottsdale, Arizona

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Giant Industries, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our reports dated March 1, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's 2005 change in its method of accounting for conditional asset retirement obligations to comply with Financial Accounting Standards Board ("FASB") Interpretation 47, Accounting for Conditional Asset Retirement Obligations, and the Company's 2006 change in its method of accounting for pension and post-retirement obligations to comply with Statement of Financial Accounting Standards No. 158, Employer's Accounting for Defined Benefit Plans and Other Post-retirement Benefits, an Amendment of FASB Statements No. 87, 88, 106, and 132(R).

/s/ Deloitte & Touche LLP

Phoenix, Arizona
March 1, 2007


ITEM 9B.  OTHER INFORMATION.

     Not applicable.

                                 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Our directors and executive officers as of March 1, 2007 are listed below:

                                                           Executive
                                                           Officer or
Name                  Age   Position                     Director Since   Term(1)
----                  ---   --------                     --------------   -------
Fred L. Holliger....  59    Director, Chairman and       October 1989      II 2009
                            Chief Executive Officer

Brooks J. Klimley...  49    Director                     August 2002       II 2009

George M. Rapport...  63    Director                     September 2001     I 2008

Donald M. Wilkinson.  69    Director                     September 2003     I 2008

Larry L. DeRoin.....  65    Director                     June 2002        III 2007

Morgan Gust.........  59    President and President      August 1990
                            of Refining Strategic
                            Business Unit

Mark B. Cox.........  48    Executive Vice President,    February 1999
                            Treasurer, Chief Financial
                            Officer, and Assistant
                            Secretary

Kim H. Bullerdick...  53    Senior Vice President,       February 1999
                            General Counsel, and
                            Secretary

Jack W. Keller......  62    President of Wholesale       February 1999
                            Strategic Business Unit

Robert C. Sprouse...  50    Executive Vice President     April 2003
                            of our Retail Strategic
                            Business Unit

S. Leland Gould.....  50    Executive Vice President,    March 2002
                            Governmental Affairs and
                            Real Estate

Natalie R. Dopp.....  35    Vice President, Human        April 2004
                            Resources

Jeff D. Perry.......  51    Chief Information Officer    April 2006

-------
(1) Each director's term of office expires in the year set forth opposite his name above. Each officer serves until his or her successor is chosen and qualified or until his or her earlier resignation or removal.

     Fred L. Holliger has served as one of our directors since we went public in October 1989 and as our chairman of the board and chief executive officer since March 2002. From October 1989 to March 2002, Mr. Holliger was our executive vice president and chief operating officer. Mr. Holliger joined us as senior vice president, and president of our refining division, in February 1989.

     Brooks J. Klimley has served as one of our directors since August 2002. Mr. Klimley also serves as a member of the audit committee and the compensation committee and is chairman of the corporate governance and nominating committee. Since 2005, Mr. Klimley has served as the President of CIT Energy, an energy finance and advisory business. In this role, Mr. Klimley is responsible for refining CIT's strategy to expand client relationships and product offerings to support the global financing needs of companies throughout the energy sector. From 2001 to 2004, Mr. Klimley was a managing director at Citigroup Global Markets Inc. and its predecessor firm Salomon Smith Barney, Inc., and he was the co-head of the diversified industrials group. From 1998 to 2001, Mr. Klimley was senior managing director and co-head of the natural resources group for Bear, Stearns & Co., Inc., where he led origination and execution teams covering a broad range of natural resources companies.

     George M. Rapport has served as one of our directors since September 2001. Mr. Rapport also serves as chairman of the audit committee and as a member of the compensation committee and the corporate governance and nominating committee. He currently is a director and the chief financial officer for Knightsbridge Petroleum (UK) Ltd., an international oil and gas exploration and production company, and the finance director for Knightsbridge Chemicals Limited, an international chemicals manufacturing company. Both of these companies are subsidiaries of Knightsbridge Investments Limited ("Knightsbridge"), of which Mr. Rapport is a shareholder. In August 2004, Knightsbridge acquired Nimir Petroleum Limited ("Nimir"), an international oil and gas exploration and production company. From August 2001 to October 2004, Mr. Rapport was the senior vice president and chief financial officer of Nimir. From May 2001 to August 2001, Mr. Rapport was a financial advisor to Nimir. From 1993 to May 2001, he was a managing director - private banking for Chase Manhattan Bank in New York.

     Donald M. Wilkinson has served as one of our directors since September 2003. Mr. Wilkinson also serves as a member of the audit committee, the compensation committee, and the corporate governance and nominating committee. Since 1984, Mr. Wilkinson has been the chairman and chief investment officer of Wilkinson O'Grady & Co., Inc., a global asset management firm located in New York City that he co-founded in 1972. Mr. Wilkinson is a member of the Board of Visitors of the Virginia Military Institute and is a former chairman of the Board of Trustees for the Darden School of Business Management at the University of Virginia.

     Larry L. DeRoin has served as one of our directors since June 2002. Mr. DeRoin also serves as a member of the audit committee and the corporate governance and nominating committee and is chairman of the compensation committee. Since September 2000, Mr. DeRoin has been the president of DeRoin Management, Inc., which provides investment, management and consulting services. From 1993 to September 2000, Mr. DeRoin was chairman and chief executive officer of Northern Border Partners, L.P., chairman of the management committee for Northern Border Pipeline Co., and president of Northern Plains Natural Gas Co.

     Morgan Gust has served as our president since March 2002 and as the president of our refining strategic business unit since May 2006. From February 1999 to March 2002, Mr. Gust served as our executive vice president. Mr. Gust joined the company in August 1990, and over the years served in various senior management positions for us, including vice president, vice president administration, general counsel, and corporate secretary.

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

     Jack W. Keller has served as the president of our wholesale strategic business unit since its formation in July 2005 following the acquisition of Dial Oil Co. ("Dial"). The wholesale group combines the operations of Phoenix Fuel and Dial. He also has served as the president of Phoenix Fuel since we acquired it in June 1997 and as chief operating officer of Phoenix Fuel since May 1998. Mr. Keller also has served as president and chief operating officer of Dial since its acquisition.

     Robert C. Sprouse has served as executive vice president of our retail strategic business unit since April 2003. From January 2000 to April 2003, Mr. Sprouse served as our director of retail operations. From 1996 to January 2000, Mr. Sprouse held several management positions with Strasburger Enterprises, Inc., a retail management consulting company.

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

     Jeff D. Perry joined us in August 2005 and initially was responsible for all of our information technology products and services. He was named our chief information officer in April 2006. Prior to joining us, he was chief information officer for Three-Five Systems, Inc.


ABOUT THE BOARD OF DIRECTORS

     We currently have five members on our board of directors. In June 2006, we reduced the size of our board from six to five following the retirement of Anthony J. Bernitsky.

     Our board of directors is divided into three classes. As of March 1, 2007, there were two class I directors (George M. Rapport and Donald M. Wilkinson), two class II directors (Fred L. Holliger and Brooks J. Klimley), and one class III director (Larry L. DeRoin). The term of each class of director is three years, with the term of one class expiring at each of our annual meetings of stockholders. The term of office of the class III director expires at the 2007 annual meeting of stockholders.

     Our board of directors meets throughout the year on a set schedule. The board also holds special meetings and acts by unanimous written consent from time to time as appropriate. The non-management members of the board and, when different individuals, the independent members of the board periodically meet in executive session without management present. As provided in the corporate governance guidelines adopted by the board, the non-management directors designate the director who will preside at the executive sessions. The non-management directors have designated Mr. Klimley as the presiding director. He will continue to serve in that role until such time as the non-management directors designate someone else to serve in that role. It is anticipated that the non-management directors will consider the designation at least once a year.

     Our board held 13 meetings during 2006. The board has established an audit committee, a compensation committee, and a corporate governance and nominating committee. During 2006, all incumbent directors attended 75% or more of the aggregate of: (1) the total number of meetings of the board, and (2) the total number of meetings of all committees on which the director served.

     It is our policy that our board of directors should make every effort to attend the annual meeting. Last year, all but one of our members of the board attended the annual meeting.

INDEPENDENT DIRECTORS

     Our board has determined that it is comprised of a majority of individuals who are independent under the rules of the New York Stock Exchange and applicable federal law. The board has determined that the following directors are independent: George M. Rapport, Donald M. Wilkinson, Brooks J. Klimley and Larry L. DeRoin.

     In reaching that determination, the board affirmatively determined that the individuals it considers independent have no material relationship with us, either directly or as a partner, shareholder or officer of a company that has a relationship with us. In particular, the board determined that these individuals satisfied all of the following standards:

     - Neither they, nor any immediate member of their family, have ever been employed by us.

     - Neither they, nor any immediate member of their family, has received any direct compensation from us (director and committee fees and pensions or other forms of deferred compensation for prior service were not considered compensation for this purpose; provided such compensation was not contingent in any way on continued service) in any twelve-month period within the last three years.

     - Neither the director, nor any immediate family member, is employed by another company that makes payments to, or receives payments from, us for property or services in an amount which, in any of the last three fiscal years, exceeds $60,000.

     - They satisfy each of the bright-line standards of the New York Stock Exchange that must be met if a director is to be considered independent.

     Our directors on the audit committee meet the following additional two standards:

     - They have not accepted, directly or indirectly, any consulting, advisory or other compensatory fee from us other than (1) compensation for board or committee service, or (2) fixed amounts of compensation under a retirement plan for prior service that is not contingent on continued service.

     - They are not affiliated with us. By this we mean that the director does not directly, or indirectly through one or more intermediaries, control us, and is not controlled by, or under common control with, us. The director is not considered to be in control of us if (1) he is not the beneficial owner, directly or indirectly, of more than 10% of any class of our voting equity securities, and (2) he is not one of our executive officers.

ABOUT THE COMMITTEES OF THE BOARD OF DIRECTORS

     Our board has an audit committee, a compensation committee, and a corporate governance and nominating committee. Each of the committees has a written charter that may be found on our website at www.giant.com. In addition, copies of the charters are available to all stockholders by calling (480) 585-8888 or by writing to: Kim H. Bullerdick, Corporate Secretary, at our corporate headquarters located at 23733 N. Scottsdale Road, Scottsdale, AZ 85255. All of the members of each of our committees are independent directors as required by the New York Stock Exchange listing standards and applicable federal law. The following table presents information about each committee.

AUDIT COMMITTEE

     The members of the committee are George M. Rapport (Chairman), Larry
L. DeRoin, Brooks J. Klimley, and Donald M. Wilkinson. The committee met six times, either in person or by telephone, in 2006. Our board has determined that Mr. Rapport qualifies as an "audit committee financial expert" as that term is defined in the rules of the Securities and Exchange Commission. Among other matters, the committee:

     - Directly hires and replaces the independent auditors as appropriate.

     - Evaluates the performance of, independence of, and pre-approves the services provided by, the independent auditors.

     - Discusses the quality of our accounting principles and financial reporting procedures with management and our independent auditors.

     - Reviews with management and our independent auditors our annual and quarterly financial statements and recommends to the board whether the annual financial statements should be included in our annual report.

     -  Oversees the internal auditing functions and controls.

     - Established procedures for handling complaints regarding accounting, internal accounting controls and auditing matters, including procedures for the confidential, anonymous submission of concerns by employees regarding accounting and auditing matters.

     - Prepares the audit committee report required by the rules of the Securities and Exchange Commission.

COMPENSATION COMMITTEE

     The members of the committee are Larry L. DeRoin (Chairman), Brooks
J. Klimley, George M. Rapport, and Donald M. Wilkinson. The committee met twice, either in person or by telephone, in 2006. Among other matters, the committee:

     -  Oversees the administration of our compensation programs.

     - Sets the compensation for our chief executive officer and our president.

     -  Reviews the compensation of our executive officers.

     - Prepares the report on executive compensation required by the rules of the Securities and Exchange Commission.

CORPORATE GOVERNANCE AND NOMINATING COMMITTEE

     The members of the committee are Brooks J. Klimley (Chairman), Larry
L. DeRoin, George M. Rapport, and Donald J. Wilkinson. The committee met once, either in person or by telephone, in 2006. Among other matters, the committee:

     - Identifies individuals believed to be qualified to become members of our board and recommends to the board the nominees to stand for election as directors at the annual meeting.

     - Makes recommendations to the board as to changes that the committee believes to be desirable to the size of the board and any committee of the board and to the types of committees of the board.

     - Makes recommendations to the board regarding the composition of board committees.

     - Develops and recommends to the board a set of corporate governance guidelines and reviews those guidelines at least once a year.

     In identifying and nominating candidates to the board, the corporate governance and nominating committee considers, among other factors, the following:

     - Personal qualities, including background and reputation, reflecting the highest personal and professional integrity. We seek individuals of exceptional talent and judgment. We also seek individuals with the ability to work with other directors and director nominees to build a board that is effective and responsive to the needs of the stockholders.

     -  Current knowledge of (1) the communities in which we do business,
        (2) our industry, (3) other industries relevant to our business, or (4) other organizations of similar size.

     - Ability and willingness to commit adequate time to board and committee matters.

     - Diversity of viewpoints, background, experience and other demographics.

     - The individual's agreement with our corporate governance guidelines.

DIRECTOR CANDIDATES PROPOSED BY YOU

     The corporate governance and nominating committee may consider candidates recommended by our stockholders. If a stockholder wishes to propose a nominee for consideration by the committee, he or she may do so by submitting name(s) and supporting information to:

                        Giant Industries, Inc.
                        23733 N. Scottsdale Rd.
                        Scottsdale, AZ 85255
                        Attention: Corporate Secretary

     When submitting nominees for consideration, a stockholder should explain why the proposed nominee meets the factors that the corporate governance and nominating committee considers important. All candidates proposed will be evaluated by the same criteria regardless of who proposes the candidate.

CORPORATE GOVERNANCE GUIDELINES

     We have adopted a set of corporate governance guidelines. A copy of the corporate governance guidelines may be found on our website at www.giant.com. In addition, copies of the corporate governance guidelines are available to all stockholders by calling (480) 585-8888 or by writing to: Kim H. Bullerdick, Corporate Secretary, at our corporate headquarters located at 23733 N. Scottsdale Road, Scottsdale, AZ 85255. The guidelines set out our thoughts on, among other things, the following:

     -  The role of our board and management.

     - The functions of our board and its committees and the expectations we have for our directors.

     - The selection of directors, the chairman of the board, and the chief executive officer.

     - Election terms, retirement of directors, and management succession.

     -  Executive and board compensation.

     -  Evaluating board performance.

     -  Communications with the board.

CODE OF ETHICS

     We have adopted a code of ethics that applies to all of our directors, executives and employees. We have filed a copy of our code of ethics as Exhibit 14.1 to our annual report on Form 10-K for the year ended December 31, 2003. The code of ethics also is posted on our website at www.giant.com. In addition, copies of the code of ethics are available to all stockholders by calling (480) 585-8888 or by writing to: Kim H. Bullerdick, Corporate Secretary, at our corporate headquarters located at 23733 N. Scottsdale Road, Scottsdale, AZ 85255. We intend to report on Form 8-K all amendments to or waivers from the code of ethics that are required to be reported by the rules of the Securities and Exchange Commission.

CONTACTING THE BOARD

     If you wish to contact the board, you may do so by writing the board at:

                     Giant Industries, Inc.
                     23733 N. Scottsdale Rd.
                     Scottsdale, AZ 85255
                     Attention: Corporate Secretary (Board Matters)

     If you wish to contact the presiding director of the non-management directors or the non-management directors as a group, you may do so by sending your correspondence to the attention of the Corporate Secretary (Presiding Director) or to the attention of the Corporate Secretary (Non-Management Directors), as appropriate. Our corporate secretary will forward your correspondence to the appropriate members of the board.

        SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The federal securities laws require our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. These individuals also are required to furnish us with copies of all reports they file. Based solely upon a review of the filings provided to us during 2006, or with respect to 2006, or written representations that no filings were required, we believe that each person who at any time during 2006 was a director, officer, or greater than 10% beneficial owner filed the required reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

                   COMPENSATION DISCUSSION AND ANALYSIS

OVERVIEW

     The purpose of this compensation discussion and analysis is to present our overall compensation objectives, policies, and practices and is intended to provide the material information necessary to understand our compensation policies and decisions for our principal executive officer, principal financial officer, and our three other most highly compensated executive officers. We will refer to these five persons as our named executive officers.

PURPOSE OF THE COMPENSATION COMMITTEE

     The compensation committee of the board of directors has responsibility for (i) overseeing the administration of our compensation programs (including our stock incentive plans, except as otherwise specified by the board), (ii) setting the compensation for our chief executive officer (the "CEO") and our president, (iii) reviewing and approving the compensation of our executive officers, (iv) preparing any reports on executive compensation required by the rules of the Securities and Exchange Commission, and (v) addressing any further compensation matters requested by the board.

COMPENSATION PHILOSOPHY AND OBJECTIVES

     The key principle behind our compensation program is to attract, retain and motivate superior individuals to work for us. To that end, we have designed compensation programs to:

     - reward key personnel who, by the nature and scope of their positions, significantly impact our overall results and success,

     - reward employees based on an evaluation of the participant's individual performance and accomplishments, and contributions to the achievement of business unit strategies and goals,

     -  reward commitment to our core values,

     -  reward contributions to the achievement of annual goals,

     - provide incentives and rewards for superior performance linked to our profitability and increases in stockholder value, and

-	provide mechanisms for retirement savings as well as certain benefits in the event of death, disability, or termination of employment.

     In the case of our CEO, president, chief financial officer, and general counsel, we also have entered into employment contracts with those individuals. The terms of those employment contracts are discussed in more detail below under the heading "Potential Payments Upon Termination or Change-In-Control".

     Our general compensation philosophy is established by the compensation committee of our board of directors in consultation with senior management.

     In particular, we consider the following major elements in establishing compensation for our executive officers:

     (1) The level of compensation paid to executive officers in similar positions by other companies. To determine whether pay is competitive, our compensation committee, from time to time, compares our total compensation and benefits packages with those of other companies in the same or similar industries or with other similar attributes such as size or capitalization. Some, but not all, of these companies are included in the S&P Industrials Index and the S&P Energy Composite Index. Many of the companies used in these indexes are engaged in different businesses than us and almost all are larger. The committee recognizes that our asset and business mix is rather unique given our relatively smaller size, making direct comparisons of compensation difficult. The committee also recognizes, however, that total compensation for similar positions must be competitive to attract and retain competent executives.

     (2) The individual performance of each executive officer. Individual performance includes any specific accomplishments of the executive officer, demonstration of job knowledge and skills, teamwork and demonstration of our core values.

     (3) The responsibility and authority of each position relative to other positions within our organization.

     (4) Corporate performance. Corporate performance is evaluated both subjectively and objectively. Subjectively, the committee discusses and makes its own determination of how we performed relative to the opportunities and difficulties we encountered during the year and relative to the performance of our competitors and business conditions. Objectively, corporate performance is measured by earnings, cash flow, and other financial results compared to budgeted results.

     (5) Incentives for executive officers to make decisions and take actions that will increase the market value of our stock over the long-term and that encourage our executives to remain with us as long-term employees.

     We do not have a pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. In the case of base salary and awards granted under our stock plan to executive officers, the application and weight given each of these factors is not done mechanically or quantitatively, but rather the committee uses its discretion, best judgment and the experience of its members to examine the totality of all of the relevant factors. In exercising this discretion, the committee believes that it generally tends to give greater weight to factors (1), (2), and (3) above in fixing base salary and any merit/cost of living increase and to factor (5) in making awards under our stock plan. The committee believes that it considers factor (4) equally in making all awards. In applying factor (1), the committee believes that total compensation is similar to amounts paid to equally competent employees in similar positions at other companies after giving effect to the belief that we have historically granted fewer stock-based awards than appears to be the historical practice at other companies.

ROLE OF EXECUTIVE OFFICERS IN COMPENSATION DECISIONS

     The compensation committee makes all compensation decisions for our CEO and our president. The committee also reviews and approves the compensation of our executive officers other than our CEO and president, including the individual elements of the total compensation for such executive officers. Specific decisions regarding the compensation for executive officers other than the CEO and president are made by the CEO and president.

2006 EXECUTIVE COMPENSATION COMPONENTS

     For the fiscal year ended December 31, 2006, the principal components of compensation for our named executive officers were:

     -  Base salary,
     -  Bonus,
     -  Long-term equity compensation,
     -  Retirement and other benefits, and
     -  Perquisites and other personal benefits.

Detailed information regarding the specific amounts of compensation paid or earned by the named executive officers in 2006 is set forth in the tables following this compensation discussion and analysis.

BASE SALARY

     We provide our named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Increases in base salary are considered annually as part of our performance review process as well as upon a promotion or other change in job responsibility. In approving salary increases in 2006, the compensation committee considered the elements and criteria discussed above, information on executive compensation paid by other companies, the terms of the employment agreements noted above, and various other information relating to compensation.

BONUS

     For our executive officers, as well as for certain other key management employees, we adopted the 2006 Management Discretionary Bonus Plan. As to our CEO and president, the plan is administered by the compensation committee. As to all other employees, the plan is administered by an administrative committee consisting of our CEO and president.

     The plan provided for the accrual during 2006 of a pool of money from which bonuses could be paid. We generally had to meet a minimum pre-tax level of earnings for 2006 before any bonuses could be paid. As our performance exceeded this level during the year, the accrual was increased. The accrual did not, however, reach the full amount budgeted for management bonuses in the 2006 budget.

     Under the plan, executives were rewarded based on an evaluation of the participant's individual performance and accomplishments, and contributions to the achievement of business unit strategies and goals. They also were rewarded based on an evaluation of the executive's commitment to our core values and contributions to the achievement of our 2006 goals for: (i) pre-tax earnings, cash flow and capital expenditures;
(ii) renovating and placing into service the crude oil pipeline we acquired in 2005; (iii) refinery utilization; (iv) compliance with low sulfur diesel standards; (v) maximizing the synergies associated with the Dial Oil acquisition; (vi) maintenance of our Sarbanes-Oxley 404 compliance status; and (vii) strategic growth.

     The compensation committee determined the bonus for our CEO and president. The CEO and the president made recommendations to the committee of the amount of bonuses to be paid to our other executive officers. Subject to the review and approval of the compensation committee, the amount of bonuses actually paid to these executive officers is within the sole discretion of the administrative committee. To receive a bonus, the participant had to be employed by us at the time the funds were awarded.

     In reviewing the administrative committee's proposed bonuses for our executive officers, and determining the bonuses to be paid to our CEO and president, the compensation committee reviewed and discussed information on executive compensation paid by other companies as well as various other materials and matters regarding the payment of bonuses to the Corporation's executive officers. These included: (1) the elements and criteria considered by the compensation committee in setting executive compensation discussed above; (2) the application of the provisions of the plan regarding the award of bonuses, including how our results of operations for 2006 compared to our goals and objectives; (3) the performance and contribution of the executive officers; (4) Section 162(m) of the Internal Revenue Code; and (5) the terms of the employment agreements with the individuals noted above. In looking at our performance, the committee considered both our financial performance and our operating performance. In particular, while year-end financial performance was good, the committee also considered the fact that there were unscheduled outages at the refineries during the year, delays in completing certain projects, and cost overruns on several refinery projects.

     In connection with the compensation committee's discussion of the 2006 performance and contribution of both our CEO and president, the compensation committee took note of the leadership role that they had played in the following: (1) year-end financial performance; (2) the pending Western transaction; (3) the acquisition of the assets of Amigo Petroleum in August 2006; and (4) the acquisition of Empire Oil Co. effective January 1, 2007. The Committee also took into account the fact that while not all of our identified goals for 2006 were completely met, we made significant progress towards many of them as well as in other areas.

LONG-TERM EQUITY COMPENSATION

     Although we occasionally make stock-based awards to employees, we do not have any regular schedule for making such awards. Further, we currently do not have any stock ownership guidelines for our executive officers. If the pending transaction with Western does not close, we expect to develop a regular schedule for making stock-based awards and guidelines for stock ownership in the near-term.

     We last made a stock-based award on December 6, 2005, when certain of our officers and key employees, including the CEO and the president, were awarded restricted stock. In deciding to award restricted stock rather than stock options as we had in the past, we took into account the accounting rule for stock options requiring expensing. The restricted shares vest in five equal annual installments beginning on December 6, 2006. If the Western transaction closes, the vesting of the shares will be accelerated to the closing date of the transaction. The holders are entitled to receive dividends on the restricted shares to the same extent dividends are paid to all stockholders. We currently do not pay dividends.

     In making stock-based awards, including the 2005 award of restricted stock, the compensation committee considers, among other things: (1) the contributions of each of the recipients to our success, and (2) the motivation that the awards may create for the recipients to make decisions that will increase the market value of our stock over the long term and encourage these individuals to remain with us as long-term employees.

RETIREMENT AND OTHER BENEFITS

     We have a 401(k) retirement savings plan for all employees, including the named executive officers. The objective of the plan is to provide a mechanism for employees to save for retirement as well as certain benefits in the event of death, disability or termination of employment.

     Employees may make pre-tax and after-tax contributions to the plan. Participants older than 50 also may make catch-up contributions to the plan. We currently make matching contributions on the pre-tax and after-tax contributions, but not for catch-up contributions. All of these contributions are subject to limits set periodically by the Internal Revenue Service ("IRS"). We currently also make a separate supplemental contribution annually to certain of our employees, including the named executive officers. Employees have a variety of mutual funds in which to invest their accounts. The employees generally are fully vested in their own contributions and our supplemental contributions when the contributions are made. Our matching contributions are subject to a three year cliff vesting schedule.

     During 2005, we adopted a Deferred Compensation Plan. Participation in the Plan is limited to certain highly compensated members of our management team, including the named executive officers, and the members of our board of directors. The plan was adopted to provide our highly compensated executives with a mechanism to defer compensation to future years for tax and other financial planning purposes and to keep such executives whole in view of the IRS limitations applicable to the 401(k) plan.

     Under the plan, the participants may defer a portion of their annual salary and/or bonus to future years. They effectively may invest the deferred compensation in a variety of investment fund choices. At our discretion, we also will match a portion of the amounts deferred on a basis similar to matches in our 401(k) plan, but without regard to the annual caps applicable to the 401(k) plan. The plan is discussed in more detail below under the heading "Nonqualified Deferred Compensation".

     We also have various medical, dental and insurance programs available for all employees, including the named executive officers. We bear a portion of the costs of these programs for all employees on the same basis. The objective of these programs is to provide competitive, cost-effective benefits to all employees.

PERQUISITES AND OTHER PERSONAL BENEFITS

     We provide the named executive officers with perquisites and other personal benefits that the we and the compensation committee believe are reasonable and consistent with our overall compensation philosophy. We believe this enables us to attract and retain superior employees for key positions. We periodically review the levels and types of perquisites and other personal benefits provided to the named executive officers.

     The perquisites and other personal benefits provided to the named executive officers include an automobile allowance, use of the company aircraft, use of company provided golf club memberships, use of company event tickets, tax preparation services, and use of administrative assistant services for personal matters. Although many of these activities have a business component, the individuals also receive personal benefits.

TAX AND ACCOUNTING IMPLICATIONS

     Section 162 of the Internal Revenue Code includes a provision limiting tax deductions for certain executive compensation in excess of $1,000,000 for each executive. The committee has analyzed the impact of this tax law on our compensation policies, and has decided for the present to not modify our compensation policies based on this tax law. The committee will periodically reconsider its decision as circumstances dictate.

     In 2004, the American Jobs Creation Act of 2004 was enacted. The act changed the tax rules applicable to nonqualified deferred compensation arrangements. Although the final regulations have not become effective yet, we believe we are operating in good faith compliance with the statutory provisions that are currently effective.

     Beginning on January 1, 2006, we began accounting for stock-based compensation awarded employees, including the named executive officers, in accordance with the requirements of FASB Statement 123R. For more information regarding this accounting requirement, please see Note 10 to our Consolidated Financial Statements included in Part I of this Annual Report on Form 10-K.

                      COMPENSATION COMMITTEE REPORT

     The following report of the compensation committee of the board on executive compensation shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission nor shall this information be incorporated by reference into any future filing made by us with the Securities and Exchange Commission, except to the extent that we specifically incorporate it by reference into any filing.

     Our compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and, based on such review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K.

                                   THE COMPENSATION COMMITTEE

                                   Larry L. DeRoin, Chairman
                                   Brooks J. Klimley
                                   Donald M. Wilkinson
                                   George M. Rapport


                       SUMMARY COMPENSATION TABLE

     The following table sets forth the total compensation paid or earned by our named executive officers for the fiscal year ended December 31, 2006.

                                                                                  Change
                                                                                in Pension
                                                                                Value and
                                                                  Non-Equity   Nonqualified
                                                                  Incentive      Deferred
                                                 Stock   Option      Plan      Compensation   All Other
        Name and                 Salary   Bonus  Awards  Awards  Compensation    Earnings    Compensation
   Principal Position     Year   ($)(1)    ($)    ($)     ($)         ($)         ($)(2)        ($)(3)      Total($)
------------------------  ----  --------  -----  ------  ------  ------------  ------------  ------------  ----------
Fred L. Holliger          2006  $630,769   $0      $0      $0     $1,300,000     $60,079       $167,873    $2,158,721
Chief Executive Officer

Morgan Gust               2006   430,769    0       0       0        675,000      33,490         94,251     1,233,510
President

Jack W. Keller            2006   218,404    0       0       0        440,000       9,467         46,265       714,136
President of the
Wholesale Strategic
Business Unit

Mark B. Cox               2006   253,462    0       0       0        375,000      17,351         56,800       702,613
Chief Financial Officer

Kim H. Bullerdick         2006   213,462    0       0       0        375,000       4,642         38,743       631,847
General Counsel

-------
(1) Includes compensation deferred at the election of the named executive officer.

(2) The amounts disclosed in this column represent the earnings realized in 2006 by the named executive officers on compensation deferred in our Deferred Compensation Plan, a nonqualified defined contribution plan.

(3) The amounts disclosed in this column represent the following:

        Description        Holliger   Gust     Keller     Cox    Bullerdick
    ---------------------  --------  -------   -------  -------  ----------
    401(k) match           $ 13,200  $13,200   $13,200  $13,200   $13,200

    Supplemental 401(k)
      contribution from
      us for 2005 made
      in 2006*             $  6,300  $ 6,300   $ 6,300  $ 6,300   $ 6,300

    Deferred compensation
      plan match           $106,366  $65,351   $17,365  $23,971   $12,243

    Auto allowance         $  9,400  $ 9,400   $ 9,400  $ 7,000   $ 7,000

    Personal use of
      company aircraft**   $ 22,409  $     0   $     0  $     0   $     0

    Personal use of golf
      club membership      $  4,263  $     0   $     0  $ 6,329   $     0

    Tax preparation
      services             $  5,935  $     0   $     0  $     0   $     0
                           --------  -------   -------  -------   -------
                           $167,873  $94,251   $46,265  $56,800   $38,743

     The named executive officers also used company tickets for various events throughout the year and occasionally used their administrative assistants for personal projects. No amounts are included in this column for these benefits as there was no incremental cost to us associated with these benefits.

     *The supplemental 401(k) contribution from us was made in the form of shares of our stock. The amount reported in the table above represents the value of the shares on the date of contribution.

    **The incremental cost to us of personal use of the corporate aircraft is determined on a per flight basis and includes the cost of actual fuel used, the hourly cost of aircraft maintenance for the applicable number of flight hours, landing fees and related costs, crew expenses, and other variable costs specifically incurred.


                       GRANTS OF PLAN-BASED AWARDS

     The following table summarizes the grants of plan-based awards to our named executive officers in 2006.

                                          Estimated Future Payouts
                                         Under Non-Equity Incentive
      Name                                      Plan Awards
----------------                         --------------------------
Fred L. Holliger                                    (1)
Morgan Gust                                         (1)
Jack W. Keller                                      (1)
Mark B. Cox                                         (1)
Kim H. Bullerdick                                   (1)

(1) In 2006, we adopted the 2006 Management Discretionary Bonus Plan. The named executive officers, as well as certain other key employees, participated in the plan. The plan did not provide for threshold, target, or maximum payouts. For a detailed discussion of how the plan was implemented, please see the discussion under the heading "Bonus" in the "Compensation, Discussion and Analysis" section above.


               OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

     The following table provides information on outstanding equity awards held by our named executive officers as of December 31, 2006.

                                              Option Awards                                           Stock Awards
                   -----------------------------------------------------------------  --------------------------------------------
                                                                                                                         Equity
                                                                                                                        Incentive
                                                                                                              Equity       Plan
                                                                                                            Incentive     Awards:
                                                                                                               Plan      Market or
                                                                                                              Awards:     Payout
                                                 Equity                                           Market     Number of   Value of
                                                Incentive                             Number of    Value     Unearned    Unearned
                                               Plan Awards:                            Shares    of Shares    Shares,     Shares,
                   Number of      Number of     Number of                             or Units    or Units    Units       Units
                   Securities    Securities    Securities                             of Stock    of Stock   or Other    or Other
                   Underlying    Underlying    Underlying                             That Have  That Have    Rights      Rights
                   Unexercised   Unexercised   Unexercised   Option       Option        Not         Not      That Have   That Have
                   Options (#)   Options (#)    Unearned    Exercise    Expiration     Vested     Vested    Not Vested  Not Vested
      Name         Exercisable  Unexercisable  Options (#)  Price ($)      Date        (#)(1)     ($)(2)        (#)         ($)
-----------------  -----------  -------------  -----------  ---------  -------------  ---------  ---------  ----------  ----------
Fred L. Holliger     29,000           0             0         $5.24    May 8, 2013      3,600     $269,820      0            $0
                     27,000           0             0         $9.95    May 16, 2011

Morgan Gust          20,000           0             0         $5.24    May 8, 2013      2,400     $179,880      0            $0
                     17,000           0             0         $9.95    May 16, 2011

Jack W. Keller            0           0             0           N/A        N/A          1,440     $107,928      0            $0

Mark B. Cox           4,500           0             0         $2.85    Dec. 10, 2012    1,440     $107,928      0            $0

Kim H. Bullerdick         0           0             0           N/A        N/A          1,440     $107,928      0            $0

-------
(1) This column relates to awards of restricted shares made on December 6, 2005. The restricted shares vest in five equal annual installments beginning December 6, 2006.

(2) Based on a price of $74.95 on December 29, 2006, which was the closing price of our stock on the last business day of 2006.


                    OPTION EXERCISES AND STOCK VESTED

     The following table provides information on option exercises during 2006 and the value of restricted stock that vested in 2006 for each of the named executive officers.

                        Option Awards             Stock Awards
                    ----------------------   ----------------------
                     Number of     Value      Number of     Value
                      Shares      Realized     Shares      Realized
                    Acquired on      on      Acquired on      on
                     Exercise     Exercise    Exercise     Exercise
      Name              (#)         ($)          (#)        ($)(1)
----------------    -----------   --------   -----------   --------
Fred L. Holliger         0          $0           900       $69,111
Morgan Gust              0           0           600       $46,074
Jack W. Keller           0           0           360       $27,644
Mark B. Cox              0           0           360       $27,644
Kim H. Bullerdick        0           0           360       $27,644

(1) Based on a closing price of $76.79 for our stock on December 6, 2006, the date the restricted shares vested.


                             PENSION BENEFITS

     Our named executive officers do not participate in any pension plans.


                   NONQUALIFIED DEFERRED COMPENSATION

     The following table summarizes 2006 contributions, earnings and balances under our Deferred Compensation Plan for each of our named executive officers.

                      Executive      Registrant     Aggregate     Aggregate     Aggregate
                    Contributions   Contributions   Earnings     Withdrawals/    Balance
                       in Last         in Last       in Last    Distributions    at Last
      Name             FY ($)          FY ($)        FY ($)         ($)          FYE ($)
-----------------   -------------   -------------   ---------   -------------   ---------
Fred L. Holliger      $361,062        $106,366       $60,079        $0          $595,455
Morgan Gust           $181,942        $ 65,351       $33,490        $0          $326,865
Jack W. Keller        $ 67,219        $ 17,365       $ 9,467        $0          $125,137
Mark B. Cox           $133,218        $ 23,971       $17,351        $0          $201,680
Kim H. Bullerdick     $ 69,388        $ 12,243       $ 4,642        $0          $108,127

     On October 31, 2005, we established the Giant Industries, Inc. and Affiliated Companies Deferred Compensation Plan (the "Plan" or the "DCP"). The plan was adopted to provide our highly compensated executives with a mechanism to defer compensation to future years for tax and other financial planning purposes and to keep such executives whole in view of the IRS limitations applicable to the 401(k) plan.

     The Plan is administered by an administrative committee, appointed by our Board, to perform the duties of the plan administrator.

     Participation in the Plan is limited to (a) non-employee members of our board of directors, and (b) a select group of our management or highly compensated employees selected by the board, or its designee, to be participants.

     Effective October 31, 2005 (January 1, 2006 for non-employee members of the board), employee participants may elect to defer into the Plan a portion of their compensation for the plan year for services after the deferral election. For employees, deferrals may not exceed sixty percent (60%) of their compensation, and non-employee members of the board may defer all of their compensation for services after their deferral election. At our discretion, we also will match a portion of the amounts deferred on a basis similar to matches in our 401(k) plan, but without regard to the annual caps applicable to the 401(k) plan.

     The administrative committee for the Plan will open and maintain separate accounts for each participant to which their deferrals and our contributions will be credited. Amounts credited to the accounts will be deemed invested according to investment directions made by the participants in one or more hypothetical investment funds designated by the administrative committee. The performance of the hypothetical investment funds is measured by the performance of actual funds. The amounts in the participants' accounts will be adjusted as if they had actually been invested in the investment funds on which the hypothetical funds were based.

     Participants must elect, no later than the time of their initial deferral election, the form in which they will receive the remainder of their vested account after their separation from service on or after normal retirement age. Participants may choose a lump sum or annual installments paid over a period they select up to twenty (20) years. Unless the participant is a key employee (as defined in Internal Revenue Code Section 409A), a lump sum benefit will be paid within sixty (60) days of the date the participant separates from service, and distribution of benefits in the form of installments will begin within sixty (60) days after the close of the plan year in which the participant separates from service. If the participant is a key employee, the distribution on account of separation of service cannot begin until six (6) months after such separation of service.

     Participants may make a subsequent election to further defer their distribution date or change the form of benefit (except a change that shortens the installment period), if (1) the election does not take effect for at least twelve (12) months, and (2) the initial distribution date is rescheduled at least five (5) years from the date the distribution would have otherwise been made.

     Except in the case of death or disability, if a participant separates from service before normal retirement age, the remainder of their vested account will be paid in a lump sum within sixty (60) days after the separation from service unless the participant is a key employee. If the participant is a key employee, the distribution on account of separation of service cannot begin until six (6) months after such separation of service.

     If a participant is determined by the administrative committee to be disabled, they will receive the remainder of their vested account balance in the form of a lump sum within sixty (60) days after the administrative committee determines that the participant has become disabled. If, however, the participant has attained normal retirement age at the time they are determined to be disabled, their vested account will be paid in the same form and at the same time elected with respect to their normal retirement benefit.

     If the participant dies before the commencement of distribution of their benefits, the participant's beneficiary will receive a benefit equal to the balance of the participant's vested account.

     If the administrative committee determines that our deduction for a payment to a participant from the Plan will be limited or eliminated under
Section 162(m) of the Internal Revenue Code, the payment will be delayed until the earliest date that the administrative committee determines that payment would be permitted without the deduction's being limited or eliminated.

     No benefit payable under the Plan to any person is subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance or charge, and any attempt to anticipate, alienate, sell, transfer, assign, pledge, encumber, charge or otherwise dispose of the same shall be void. No benefit shall in any manner be subject to the debts, contracts, liabilities, engagements or torts of any person, nor shall it be subject to attachment or legal process for or against any person, except to the extent as may be required by law and except with respect to debts or liabilities of a participant to us.

     When a participant makes each annual deferral election, they may elect to receive, before separation from service, the portion of their vested account attributable to such annual deferrals in a plan year that begins at least one full plan year after the close of the plan year of the deferral. The distribution will be paid within sixty (60) days after the beginning of the designated plan year. A participant may make a subsequent election to further defer that distribution date, if (1) the election does not take effect for at least twelve (12) months, (2) the election is made at least one year before the plan year in which the distribution is scheduled to take place, and (3) the distribution date is rescheduled at least five (5) years from the date the distribution was previously scheduled. Subsequent elections that accelerate the distribution are prohibited. If the participant dies or separates from service, or there is a change in control, before the scheduled payment, the distribution will be made no later than it would under the Plan provisions governing these events.

     In accordance with procedures established by the administrative committee, a participant may receive a distribution upon the occurrence of an "unforeseeable emergency" as defined in Section 409A of the Internal Revenue Code and the regulations thereunder. If a distribution under the Plan is made on account of an unforeseeable emergency, or a hardship distribution is made under our 401(k) Plan, the participant's deferral election for the remainder of the plan year is cancelled.

     In the event of a change in control as defined in Section 409A of the Internal Revenue Code, a participant will receive the remaining amount in their vested account in a lump sum within sixty (60) days after the change in control, if and only if they made such an election at the time of their initial deferral election.

     The portion of the account attributable to a participant's deferrals is fully vested. The portions attributable to additional employer contributions are subject to the same vesting schedules as they are in our 401(k) Plan. If a participant separates from service before becoming fully vested, they will forfeit the unvested portion of their account.


         POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

     We have entered into employment agreements with Mr. Holliger, Mr. Gust, Mr. Cox and Mr. Bullerdick. The employment agreements expire on December 11, 2007 but will automatically extend for successive one-year periods unless we or the executive gives notice of termination.

     Pursuant to the agreements, Mr. Holliger, Mr. Gust, Mr. Cox, and Mr. Bullerdick receive base salary at an annual rate as follows: Mr. Holliger
- $650,000, Mr. Gust - $450,000, Mr. Cox - $265,000, and Mr. Bullerdick -
$225,000. The amounts are subject to increase during the terms of the agreements as the board deems appropriate with respect to Mr. Holliger and Mr. Gust, and as the chief executive deems appropriate and the compensation committee approves with respect to Mr. Cox and Mr. Bullerdick. The base salary for each executive may only be reduced in connection with an across-the-board reduction applicable to all of our senior executives. Each agreement provides that the executive is entitled to participate in any bonus or benefit plans that we make available to our senior executives.

     The following is a summary of the amounts or benefits each executive or his estate will receive from us if he is terminated under the circumstance noted. The agreements and applicable amendments have been filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

     (1) Employment of the executive is terminated (1) because of the executive's death or disability, (2) by the executive without good reason, or (3) by us with cause, in each case either prior to a change of control or more than three years following a change in control:

     -  Any unpaid base salary as of the termination date.

     - Reimbursement in accordance with our policies then in effect of any expenses incurred prior to termination.

     -  Accrued and vested benefits due under our benefit plans.

     - Any discretionary bonus for a prior year that has been earned but not paid.

     - The right for one year following termination to exercise all vested stock options outstanding on the termination date.

     (2) Employment of the executive is terminated (1) within three years of a change of control or by the executive with good reason, or (2) upon the expiration of the term of the agreement within three years of a change of control:

     - The amounts and benefits described in paragraph 1 above except the stock option benefit.

     - An amount equal to three times the sum of: (1) the base salary in effect at the time of termination, and (2) the average annual bonuses paid to the executive for the last three years, but in no event less than 25% of the executive's base salary.

     - Unless expressly prohibited under the terms of the plan(s) pursuant to which the awards were made, all unvested stock options or other stock awards owned by the executive shall vest on the termination date, and the executive shall have the right for one year following termination to exercise all stock options outstanding on the termination date.

     - Reimbursement for certain taxes incurred by the executive as a result of receiving the above amounts.

     (3) Employment of the executive is terminated (1) by the executive for good reason, (2) by us without cause, or (3) because we gave notice of our intention not to renew the agreement when it expires, in each case either prior to a change of control or more than three years following a change of control:

     -  The amounts and benefits described in paragraph 1 above.

     - A lump sum equal to the executive's base salary in effect at the time of termination.

     The agreements also contain restrictive covenants. In general, the executives must maintain the confidentiality of company information and may not compete with us for one year following termination.

     The pending transaction with Western will result in payments to our named executive officers if the transaction closes. At the effective time of the merger with Western, our executive officers are required to resign their positions as officers of Giant. Western may, but is not required to, offer employment to some or all of our executive officers on the same basis as our other employees. As noted above, our employment agreements with Fred Holliger, Morgan Gust, Mark Cox and Kim Bullerdick require us to make severance payments to them if their employment is terminated within three years following a change in control. The severance payments are equal to three times the executive's base salary plus the average annual bonus paid to the executive for the three years prior to the fiscal year in which the termination occurs, but not less than 25% of the executive's then base salary. In addition, if the severance payments are deemed to be "excess parachute payments" under applicable income tax laws and therefore subject to excise tax, we will pay the executive the amount of the excise tax and any tax on the amount of the payment made. The following table summarizes the severance payments payable to our executive officers under their employment agreements:

                                                  Estimated
                  Base     Average    Severance    Excise       Total
Name             Salary     Bonus      Payment     Tax (1)     Payments
--------------  --------  ----------  ----------  ----------  ----------
Fred Holliger   $650,000  $1,258,333  $5,725,000  $2,300,013  $8,025,013
Morgan Gust     $450,000  $  725,000  $3,525,000  $1,289,912  $4,814,912
Mark Cox        $265,000  $  345,000  $1,830,000  $  738,933  $2,568,933
Kim Bullerdick  $225,000  $  290,000  $1,545,000  $  664,735  $2,209,735
-------
(1) Estimated excise tax includes only the tax on the severance payments and the tax on proceeds from the restricted stock held by the individuals that is vesting on the effective date of the merger, but excludes any additional excise tax payable as a result of bonuses to be paid in connection with the transaction and other compensation or benefits (other than, in the case of Mr. Bullerdick, retiree medical benefits) to be received by the executive.

                          DIRECTOR COMPENSATION

     The following table summarizes the compensation received by our non-employee directors in 2006.

                                                               Change
                                                             in Pension
                      Fees                     Non-Equity    Value and
                     Earned                     Incentive   Nonqualified      All
                     or Paid  Stock   Option      Plan        Deferred       Other
                     in Cash  Awards  Awards  Compensation  Compensation  Compensation
       Name            ($)     ($)     ($)        ($)         Earnings        ($)       Total ($)
-------------------  -------  ------  ------  ------------  ------------  ------------  ---------
Brooks J. Klimley    $60,500   $0       $0        $0           $0            $0          $60,500
Donald M. Wilkinson  $53,500   $0       $0        $0           $0            $0          $53,500
George M. Rapport    $62,500   $0       $0        $0           $0            $0          $62,500
Larry L. DeRoin      $61,500   $0       $0        $0           $0            $0          $61,500

     Our non-employee directors receive the following compensation for serving as a director for us:

     -  $2,500 per month or portion of a month served as a director.

     - $1,500 for each in-person meeting of the board attended and $1,000 for each telephonic meeting of the board in which the director participates.

     - $1,250 for each in-person committee meeting attended and $1,000 for each telephonic committee meeting in which the director participates.

     - $1,000 for each in-person or telephonic meeting of any special committee in which the director participates.

     - $750 per month or portion of a month served as chairman of the audit committee and $500 per month or portion of a month served as chairman of the compensation committee or the corporate governance and nominating committee.

     Our directors also are eligible to participate in our Deferred Compensation Plan. We also reimburse all directors for reasonable, out-of-pocket expenses that they incur to attend our board and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table includes information regarding securities authorized for issuance under our equity compensation plans.

                                                                                  Number of Securities
                                   Number of Securities                          Remaining Available for
                                    to be Issued Upon      Weighted-Average       Future Issuance Under
                                       Exercise of         Exercise Price of    Equity Compensation Plans
                                   Outstanding Options,   Outstanding Options,    (Excluding Securities
                                   Warrants and Rights    Warrants and Rights   Reflected in Column (a))
                                   --------------------   -------------------   -------------------------
                                           (a)                    (b)                      (c)
Plan Category
-------------
Equity compensation plans
  approved by security holders....        97,500                 $7.26                      *
Equity compensation plans not
  approved by security holders....             -                     -                      -
                                         -------
Total.............................        97,500                 $7.26                      *
-------
* The total number of shares available for grant is 2% of the total number of common shares outstanding as of the first day of each calendar year. Grants also are subject to a
  400,000 share annual limitation on the grant of options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code. Common shares available for grant in any particular calendar year that are not, in fact, granted in such year cannot be added to the common shares available for grant in any subsequent calendar year.

     For a description of our equity compensation plans see Note 10 to our Consolidated Financial Statements included in Item 8.


                      SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth information concerning the beneficial ownership of our common stock as of March 1, 2007 (unless otherwise noted) by (1) each director and nominee for director, (2) each named executive officer, and (3) all executive officers and directors as a group. Except as otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law. Our only outstanding class of equity securities is our common stock.

                                           Options
                                         Exercisable
                                           Within                       Total
                              Common     60 Days of                  Beneficially    Percent
                             Stock(1)    February 28    401(k)(2)       Owned        of Class
                             --------    -----------    ---------    ------------    --------
Fred L. Holliger..........    38,427      56,000        11,440         105,867          *
Morgan Gust...............     8,500(3)   37,000           243          45,743          *
Jack W. Keller............     1,440           0           243           1,683          *
Mark B. Cox...............     1,800       4,500         2,843           9,143          *
Kim H. Bullerdick.........     2,200(4)        0         6,177           8,377          *
Donald M. Wilkinson.......     2,000           0(5)          0(5)        2,000          *
George Rapport............     1,000           0(5)          0(5)        1,000          *
Larry DeRoin..............     1,000           0(5)          0(5)        1,000          *
Brooks Klimley............         0           0(5)          0(5)            0          *
Executive Officers
 and Directors as a
 Group (15 Persons).......    60,497      97,500        24,475         182,472         1.24%

-------
*Less than 1%

(1) Includes holdings of restricted stock, if any.

(2) The amount listed is the approximate number of our shares allocated to the Giant Stock Fund portion of the individual's account in the Giant Industries, Inc. and Affiliated Companies 401(k) Plan (the "401(k)") as of December 31, 2006. The Giant Stock Fund is composed primarily of our common stock and a small amount (approximately 5%) of short-term money market funds. Ownership in the Giant Stock Fund is measured in units rather than shares of common stock. Each 401(k) participant has the right to direct the 401(k) trustee to vote the participant's proportionate share of the common stock underlying the units in the Giant Stock Fund. We determine a participant's proportionate share by multiplying the total number of underlying shares held in the Giant Stock Fund by a fraction, the numerator of which is the number of underlying shares allocated to the participant and the denominator of which is the number of underlying shares allocated to all participants' accounts as of the record date. The 401(k) trustee and the participants have shared dispositive power with respect to the underlying shares allocated to a participant's account.

(3) 5,500 shares are held in a trust in which Mr. Gust and his spouse are settlors, co-trustees and beneficiaries.

(4) Shares are held in a living trust in which Mr. Bullerdick is the settlor, co-trustee and a beneficiary.

(5) To date, non-employee directors have not participated in our stock incentive plans or the 401(k).

                 SHARES OWNED BY CERTAIN SHAREHOLDERS

     The following table sets forth information concerning the beneficial ownership of our common stock as of March 1, 2007 (unless otherwise noted) by each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock. Except as set forth below, no other person or entity is known by us to beneficially own more than 5% of our outstanding common stock.

                                                 Amount and
                                                 Nature of
                                                 Beneficial     Percent
Name and Address of Beneficial Owners            Ownership      of Class
-------------------------------------           ------------    --------
Gabelli entities...........................     1,263,800(1)       8.6%

Barclays entities..........................     1,115,752(2)       7.6%
-------
(1) As reported on a Schedule 13D, dated September 8, 2006. In the 13D, the following entities reported ownership of our shares:

    GAMCO Asset Management Inc.............................    954,000
    One Corporate Center
    Rye, New York 10580

    Gabelli Funds, LLC.....................................    203,000
    One Corporate Center
    Rye, New York 10580

    Gabelli Securities, Inc................................     79,800
    One Corporate Center
    Rye, New York 10580

    MJG Associates, Inc....................................     12,000
    140 Greenwich Avenue
    Greenwich, Connecticut 06830

    Mario J. Gabelli.......................................     12,000
    One Corporate Center
    Rye, New York 10580

    Gabelli Foundation, Inc................................      3,000
    165 W. Liberty Street                                    ---------
    Reno, Nevada 89501                                       1,263,800
                                                             =========

(2) As reported on a Schedule 13G, dated January 31, 2007. In the Schedule 13G, the following entities reported ownership of our shares:

    Barclays Global Investors, NA..........................    880,728
    45 Fremont Street
    San Francisco, California 94105

    Barclays Global Fund Advisors..........................    235,024
    45 Fremont Street                                        ---------
    San Francisco, California 94105

    Total..................................................  1,115,752
                                                             =========

    Each of the entities has sole voting and dispositive power with respect to the shares noted except that Barclays Global Investors, NA has sole voting power only as to 828,511 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We did not have any transactions with related persons during 2006, nor do we currently anticipate having any transactions with related persons in 2007.

     The information required by this item regarding "Director
Independence" is incorporated by reference to the information contained in
Item 10 under the caption "About the Board of Directors".


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth fees for services Deloitte & Touche LLP provided to us during 2006 and 2005:

                                                    2006         2005
                                                 ----------   ----------
Audit fees (1)...............................    $1,307,500   $1,432,975
Audit-related fees(2)........................        61,070       42,450
Tax fees(3)..................................        20,870       13,000
All other fees(4)............................        22,400            0
                                                 ----------   ----------
  Total......................................    $1,411,840   $1,488,425
                                                 ==========   ==========
-------
(1) Represents aggregate fees for services in connection with the audit of our annual financial statements and review of our quarterly financial statements, attestation procedures on internal controls over financial reporting, and services related to Securities and Exchange Commission matters and filings.

(2) Represents aggregate fees for services in connection with employee benefit plan audits.

(3) Represents fees for services provided in connection with our tax returns and tax compliance and consulting.

(4) Represents fees for services related to our pending transaction with Western Refining, Inc.

     The audit committee has determined that the provision of certain non-audit services by Deloitte & Touche LLP is compatible with maintaining their independence. Except as noted below, the audit committee approves in advance all audit and non-audit services provided by Deloitte & Touche LLP. The chairman, or in his absence, any other member of the audit committee also has delegated authority from the committee to pre-approve services provided by Deloitte & Touche LLP. In this case, the member pre-approving the services must report the pre-approval to the audit committee at its next meeting. In addition, as permitted by SEC rules, our chief financial officer, chief accounting officer, or controller may approve permitted non-audit services having a value of less than $5,000 in certain limited circumstances. During 2006, all services provided by Deloitte & Touche LLP were pre-approved in accordance with this policy.

                                  PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Item 8:

       (i)   Report of Independent Registered Public Accounting Firm

       (ii)  Consolidated Balance Sheets - December 31, 2006 and 2005

       (iii) Consolidated Statements of Operations - Years ended December 31, 2006, 2005, and 2004

       (iv) Consolidated Statements of Comprehensive Income - Years ended December 31, 2006, 2005 and 2004

       (v) Consolidated Statements of Stockholders' Equity - Years ended December 31, 2006, 2005, and 2004

       (vi) Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2005, and 2004

       (vii) Notes to Consolidated Financial Statements

    (2) Financial Statement Schedule. The following financial statement schedule of Giant Industries, Inc. for the years ended December 31, 2006, 2005, and 2004 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Giant
Industries, Inc.

          Report of Independent Registered Public Accounting Firm
             Schedule II - Valuation and Qualifying Accounts

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

     Except for plans generally available to all employees, contracts with management and any compensatory plans or arrangements relating to management are as follows:

Exhibit
   No.     Description
-------    ----------------------------------------------------------
10.15 Giant Industries, Inc. and Affiliated Companies Deferred Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-10398.

10.16* First Amendment to the Giant Industries, Inc. and Affiliated Companies Deferred Compensation Plan.

10.17 Giant Industries, Inc. 1998 Stock Incentive Plan. Incorporated by reference to Appendix H to the Joint Proxy
           Statement/Prospectus included in the Company's Registration Statement on Form S-4 under the Securities Act of 1933 as filed May 4, 1998, File No. 333-51785.

10.18 Amendment No. 1 to 1998 Stock Incentive Plan, dated September 13, 2000. Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No 1-10398.

10.19 Amendment No. 2 to 1998 Stock Incentive Plan, dated March 27, 2002. Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No 1-10398.

10.20 ESOP Substitute Excess Deferred Compensation Benefit Plan. Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10398.

10.21 2006 Management Discretionary Bonus Plan. Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-10398.

10.22*     2007 Management Discretionary Bonus Plan.

10.23 Employment Agreement, dated as of December 12, 2003, between Fred L. Holliger and Giant Industries, Inc. Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.

10.24 Employment Agreement, dated as of December 12, 2003, between Morgan Gust and Giant Industries, Inc. Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.

10.25 Employment Agreement, dated as of December 12, 2003, between Mark B. Cox and Giant Industries, Inc. Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.

10.26 First Amendment to Employment Agreement, dated August 4, 2006, between Giant Industries, Inc. and Mark B. Cox. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-10398.

10.27 Employment Agreement, dated as of December 12, 2003, between Kim H. Bullerdick and Giant Industries, Inc. Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.

10.28 First Amendment to Employment Agreement, dated August 6, 2006, between Giant Industries, Inc. and Kim H. Bullerdick.
           Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-10398.

10.29 Consulting and Non-Competition Agreement, dated August 26, 2006, between Fred L. Holliger and Western Refining, Inc. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 30, 2006.

10.30 Amendment No. 1 to Consulting Agreement, dated November 12, 2006, between Fred L. Holliger and Western Refining, Inc. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 13, 2006.
-------
*Filed herewith.

     (b) Reports on Form 8-K. We filed the following reports on Form 8-K during the fourth quarter of 2006 and to date:

         (i) On October 12, 2006, we filed a Form 8-K, dated October 12, 2006 containing a press release relating to the Western transaction.

         (ii) On November 13, 2006, we filed a Form 8-K, dated November 13, 2006 regarding the amendment to the terms of the Western transaction.

         (iii) On November 14, 2006, we filed a Form 8-K, dated November 14, 2006, containing a press release detailing our earnings for the quarter ended September 30, 2006.

         (iv) On January 19, 2007, we filed a Form 8-K, dated January 19, 2007, containing a press release relating to the Western transaction.

         (v) On February 27, 2007, we filed a Form 8-K, dated February 27, 2007, containing a press release detailing our earnings for the quarter and year ended December 31, 2006.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          GIANT INDUSTRIES, INC.

                          By:   /s/ FRED L. HOLLIGER
                             ----------------------------
                             Fred L. Holliger
                             Chairman of the Board
                             and Chief Executive Officer

March 1, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ FRED L. HOLLIGER       Chairman of the Board, Chief     March 1, 2007
------------------------   Executive Officer and Director
Fred L. Holliger

/s/ MARK B. COX            Executive Vice President,        March 1, 2007
------------------------   Treasurer, Chief Financial
Mark B. Cox                Officer and Assistant
                           Secretary

/s/ LARRY L. DEROIN        Director                         March 1, 2007
------------------------
Larry L. DeRoin

/s/ BROOKS J. KLIMLEY      Director                         March 1, 2007
------------------------
Brooks J. Klimley

/s/ GEORGE M. RAPPORT      Director                         March 1, 2007
------------------------
George M. Rapport

/s/ DONALD M. WILKINSON    Director                         March 1, 2007
------------------------
Donald M. Wilkinson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Giant Industries, Inc.
Scottsdale, Arizona

We have audited the consolidated financial statements of Giant Industries Inc. and subsidiaries ("the Company") as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated March 1, 2007 which express unqualified opinions and the financial statement opinion includes an explanatory paragraph relating to a change in accounting method for the adoption of Financial Accounting Standards Board ("FASB") Interpretation 47, Accounting for Conditional Asset Retirement Obligations in 2005, and a change in accounting method for the adoption of Statement of Financial Accounting Standards No. 158, Employer's Accounting for Defined Benefit Plans and Other Post-retirement Benefits, an Amendment of FASB Statements No. 87, 88, 106, and 132(R) in 2006; such financial statements and reports are included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Phoenix, Arizona
March 1, 2007

                                                             SCHEDULE II

                  GIANT INDUSTRIES, INC. AND SUBSIDIARIES

                     Valuation and Qualifying Accounts
                    Three Years Ended December 31, 2006


TRADE RECEIVABLES:

                                      Balance at    Charged to                    Balance at
                                      Beginning     Costs and                       End of
                                      of Period      Expenses      Deduction(a)     Period
                                      ----------    ----------     ------------   ----------
                                                         (In thousands)
Year ended December 31, 2006:
Allowance for doubtful accounts....      $ 611         $ 140          $(255)        $ 496
                                         =====         =====          =====         =====
Year ended December 31, 2005:
Allowance for doubtful accounts....      $ 329         $ 483          $(201)        $ 611
                                         =====         =====          =====         =====
Year ended December 31, 2004:
Allowance for doubtful accounts....      $ 390         $ 167          $(228)        $ 329
                                         =====         =====          =====         =====
-------
(a) Deductions are primarily trade accounts determined to be uncollectible.


RELATED PARTY NOTE AND INTEREST RECEIVABLE:

                                      Balance at    Charged to                    Balance at
                                      Beginning     Costs and                       End of
                                      of Period      Expenses       Deduction       Period
                                      ----------    ----------     ------------   ----------
Year ended December 31, 2006:
Allowance for doubtful accounts....      $   -         $   -          $   -         $   -
                                         =====         =====          =====         =====
Year ended December 31, 2005:
Allowance for doubtful accounts....      $   -         $   -          $   -         $   -
                                         =====         =====          =====         =====
Year ended December 31, 2004:
Allowance for doubtful accounts....      $   -         $   -          $   -         $   -
                                         =====         =====          =====         =====


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

Form S-3 - Refers to the Form S-3 Registration Statement under the Securities Act of 1933 as filed September 22, 1993, File No. 33-69252.

Exhibit
   No.                          Description
-------    -----------------------------------------------------------
  2.1 Asset Purchase Agreement dated February 8, 2002, by and among, BP Corporation North America Inc., BP Products North America Inc., and Giant Industries, Inc. Incorporated by reference to
           Exhibit 2.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-10398.

  2.2 Agreement and Plan of Merger, dated August 26, 2006, among Giant Industries, Inc., Western Refining, Inc. and New
           Acquisition Corporation. Incorporated by reference to Exhibit
           2.1 to the Company's Current Report on Form 8-K dated August
           30, 2006.

  2.3 Amendment No. 1 to Agreement and Plan of Merger, dated November 12, 2006, among Giant Industries, Inc., Western Refining, Inc. and New Acquisition Corporation. Incorporated by reference to
           Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 13, 2006.

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

 3.15 Amended and Restated Articles of Incorporation of Phoenix Fuel Co., Inc. Incorporated by reference to Exhibit 3.15 to the Company's Registration Statement on Form S-4 under the
           Securities Act of 1933 as filed July 15, 2002, File No.
           333-92386.

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

 3.19      Certificate of Incorporation of Giant Yorktown, Inc.
           Incorporated by reference to Exhibit 3.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-10398.

 3.20      Bylaws of Giant Yorktown, Inc. Incorporated by reference to
           Exhibit 3.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-10398.

 3.21 Certificate of Incorporation of Giant Yorktown Holding Company. Incorporated by reference to Exhibit 3.23 to the Company's Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.

 3.22 Bylaws of Giant Yorktown Holding Company. Incorporated by reference to Exhibit 3.24 to the Company's Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.

 3.23 Articles of Incorporation of Dial Oil Co. Incorporated by reference to Exhibit 3.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-10398.

 3.24 Amended and Restated Bylaws of Dial Oil Co. Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 20, 2005, File No. 1-10398.

 3.25*     Articles of Incorporation of Empire Oil Co.

 3.26*     Amended and Restated Bylaws of Empire Oil co.

 4.1 Indenture, dated as of May 14, 2002, among the Company, as Issuer, the Subsidiary Guarantors, as guarantors, and The Bank of New York, as Trustee, relating to $200,000,000 of 11% Senior Subordinated Notes 2012. Incorporated by reference to Exhibit
           4.2 to the Company's Registration Statement on Form S-4 under the Securities Act of 1933 as filed July 15, 2002, File No. 333-92386.

 4.2 Indenture, dated as of May 3, 2004, among the Company, as Issuer, the Subsidiary Guarantors, as Guarantors, and The Bank of New York, as Trustee, providing for Issuance of Notes in Series. Incorporated by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, File No. 1-10398.

 4.3 Supplemental Indenture, dated as of May 3, 2004, among the Company, as Issuer, the Subsidiary Guarantors, as Guarantors, and The Bank of New York, as Trustee, relating to $150,000,000 of 8% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, File No. 1-10398.

10.1 Giant Industries, Inc. & Affiliated Companies 401(k) Basic Plan Document, effective October 9, 2003. Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.

10.2 Addendum to Giant Industries, Inc. & Affiliated Companies 401(k) Basic Plan Document, effective March 28, 2005.
           Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-10398.

10.3* Addendum to Giant Industries, Inc. and Affiliated Companies 401(k) Basic Plan Document, effective January 1, 2006.

10.4 Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement, effective June 24, 2003. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-K for the quarter ended June 30, 2003, File No 1-10398.

10.5       First Amendment to Giant Industries, Inc. & Affiliated
           Companies 401(k) Plan Adoption Agreement, effective June 24, 2003. Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-K for the quarter ended June 30, 2003, File No. 1-10398.

10.6 Second Amendment to Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement, effective July 1, 2003. Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-K for the quarter ended June 30, 2003, File No. 1-10398.

10.7       Third Amendment to Giant Industries, Inc. & Affiliated
           Companies 401(k) Plan Adoption Agreement, effective January 1, 2004. Incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.

10.8 Fourth Amendment to Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement, effective March 1, 2004. Incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.

10.9 Fifth Amendment to the Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement. Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-10398.

10.10 Sixth Amendment to the Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-10398.

10.11 Seventh Amendment to the Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-10398.

10.12 Eighth Amendment to the Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement. Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-10398.

10.13 Ninth Amendment to the Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement. Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-10398.

10.14* Tenth Amendment to the Giant Industries, Inc. & Affiliated Companies 401(k) Plan Adoption Agreement.

10.15 Giant Industries, Inc. and Affiliated Companies Deferred Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-10398.

10.16* First Amendment to the Giant Industries, Inc. and Affiliated Companies Deferred Compensation Plan.

10.17 Giant Industries, Inc. 1998 Stock Incentive Plan. Incorporated by reference to Appendix H to the Joint Proxy
           Statement/Prospectus included in the Company's Registration Statement on Form S-4 under the Securities Act of 1933 as filed May 4, 1998, File No. 333-51785.

10.18 Amendment No. 1 to 1998 Stock Incentive Plan, dated September 13, 2000. Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No 1-10398.

10.19 Amendment No. 2 to 1998 Stock Incentive Plan, dated March 27, 2002. Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No 1-10398.

10.20 ESOP Substitute Excess Deferred Compensation Benefit Plan. Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10398.

10.21 2006 Management Discretionary Bonus Plan. Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-10398.

10.22*     2007 Management Discretionary Bonus Plan.

10.23 Employment Agreement, dated as of December 12, 2003, between Fred L. Holliger and Giant Industries, Inc. Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.

10.24 Employment Agreement, dated as of December 12, 2003, between Morgan Gust and Giant Industries, Inc. Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.

10.25 Employment Agreement, dated as of December 12, 2003, between Mark B. Cox and Giant Industries, Inc. Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.

10.26 First Amendment to Employment Agreement, dated August 4, 2006, between Giant Industries, Inc. and Mark B. Cox. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-10398.

10.27 Employment Agreement, dated as of December 12, 2003, between Kim H. Bullerdick and Giant Industries, Inc. Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.

10.28 First Amendment to Employment Agreement, dated August 6, 2006, between Giant Industries, Inc. and Kim H. Bullerdick.
           Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-10398.

10.29 Consulting and Non-Competition Agreement, dated August 26, 2006, between Fred L. Holliger and Western Refining, Inc. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 30, 2006.

10.30 Amendment No. 1 to Consulting Agreement, dated November 12, 2006, between Fred L. Holliger and Western Refining, Inc. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 13, 2006.

10.31** Crude Oil Purchase/Sale Agreement 2004-2008, effective as of February 9, 2004, between Giant Yorktown, Inc. and Statoil Marketing & Trading (US) Inc. Incorporated by reference to
           Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.

10.32 Fourth Amended and Restated Credit Agreement, dated as of June 27, 2005, among Giant Industries, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and as Issuing Bank, and the Lenders parties thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 1, 2005, File No. 1-10398.

10.33 First Amendment to Fourth Amended and Restated Credit Agreement, dated as of August 4, 2005, among Giant Industries, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and as Issuing Bank, and the Lenders parties thereto. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-10398.

10.34 Purchase and Sale Agreement, dated as of June 21, 2005, between Texas-New Mexico Pipe Line Company and Giant Pipeline Company. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-10398.

14.1 Code of Ethics. Incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-10398.

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

32.2* Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------

 * Filed herewith.
** Portions have been omitted pursuant to a request for confidential treatment filed by the Registrant with the Commission. The omitted portions have been filed separately with the Commission.