Form 10-Q
period 2007-03-31
GIANT INDUSTRIES INC
filed 2007-05-09
CIK 856465

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

                           Yes [ ]    No [X]

Number of Common Shares outstanding at May 1, 2007: 14,639,312 shares.

                   GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                                     INDEX


PART I  - FINANCIAL INFORMATION......................................   1

Item 1  - Financial Statements.......................................   1

          Condensed Consolidated Balance Sheets at
          March 31, 2007 and December 31, 2006 (Unaudited)...........   1

          Condensed Consolidated Statements of Earnings for the
          Three Months Ended March 31, 2007 and 2006 (Unaudited).....   2

          Condensed Consolidated Statements of Comprehensive
          Income for the Three Months ended March 31, 2007
          and 2006 (Unaudited)                                          3

          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2007 and 2006(Unaudited)......  4-5

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)................................................  6-27

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations.............. 28-52

Item 3  - Quantitative and Qualitative Disclosures
          About Market Risk..........................................  53

Item 4  - Controls and Procedures....................................  53

PART II - OTHER INFORMATION..........................................  54

Item 1  - Legal Proceedings..........................................  54

Item 1A - Risk Factors...............................................  54

Item 6  - Exhibits and Reports on Form 8-K...........................  60

SIGNATURE............................................................  61

                                           PART I
                                    FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                            GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)
                        (In thousands, except shares and per share data)

                                                               March 31,      December 31,
                                                                 2007             2006
                                                              ----------      ------------
ASSETS
Current assets:
  Cash and cash equivalents.............................      $   10,811       $   18,112
  Receivables, net......................................         212,476          213,570
  Inventories...........................................         168,156          175,436
  Prepaid expenses and other............................          18,257           22,169
                                                              ----------       ----------
    Total current assets................................         409,700          429,287
                                                              ----------       ----------
Property, plant and equipment...........................       1,055,060          995,710
Less accumulated depreciation and amortization..........        (339,554)        (327,460)
                                                              ----------       ----------
                                                                 715,506          668,250
                                                              ----------       ----------
Goodwill................................................          55,636           50,432
Other assets............................................          33,779           28,208
                                                              ----------       ----------
                                                              $1,214,621       $1,176,177
                                                              ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................      $  164,763       $  143,586
  Accrued expenses......................................          66,275           67,590
  Deferred income taxes.................................          11,178           10,959
                                                              ----------       ----------
    Total current liabilities...........................         242,216          222,135
                                                              ----------       ----------
Long-term debt..........................................         330,526          325,387
Deferred income taxes...................................         118,067          117,149
Uncertain tax positions.................................           4,273                -
Other liabilities.......................................          27,828           27,138
Commitments and contingencies (Note 9)
Stockholders' equity:
  Preferred stock, par value $.01 per share,
    10,000,000 shares authorized, none issued
  Common stock, par value $.01 per share, 50,000,000
    shares authorized, 18,391,292 shares issued.........             184              184
  Additional paid-in capital............................         218,364          218,364
  Retained earnings.....................................         311,190          303,954
  Unearned compensation related to restricted stock.....          (1,415)          (1,511)
  Accumulated other comprehensive loss..................            (158)            (169)
                                                              ----------       ----------
                                                                 528,165          520,822
  Less common stock in treasury - at cost,
    3,751,980 shares....................................         (36,454)         (36,454)
                                                              ----------       ----------
    Total stockholders' equity..........................         491,711          484,368
                                                              ----------       ----------
                                                              $1,214,621       $1,176,177
                                                              ==========       ==========

See accompanying notes to Condensed Consolidated Financial Statements.

                                             1

                             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                           (Unaudited)
                              (In thousands, except per share data)

                                                                      Three Months Ended
                                                                           March 31,
                                                                    -----------------------
                                                                       2007         2006
                                                                    ----------   ----------
Net revenues......................................................  $1,020,070   $  863,025
                                                                    ----------   ----------
Cost of products sold (excluding depreciation and amortization)...     908,711      810,552
Operating expenses................................................      68,962       52,688
Depreciation and amortization.....................................      12,857        9,567
Selling, general and administrative expenses......................      12,682       10,006
Net loss/(gain) on disposal/write-down of assets..................          15         (640)
Gain from insurance settlement due to fire........................           -       (2,853)
                                                                    ----------   ----------
Operating income/(loss)...........................................      16,843      (16,295)
Interest expense..................................................      (5,701)      (4,682)
Amortization of financing costs...................................        (399)        (399)
Investment and other income.......................................         361        1,602
                                                                    ----------   ----------
Earnings/(loss) before income taxes...............................      11,104      (19,774)
Provision/(benefit) for income taxes..............................       3,868       (7,424)
                                                                    ----------   ----------
Net earnings/(loss)...............................................  $    7,236   $  (12,350)
                                                                    ==========   ==========
Net earnings/(loss) per common share:
  Basic...........................................................  $     0.50   $    (0.85)
                                                                    ==========   ==========
  Assuming dilution...............................................  $     0.49   $    (0.85)
                                                                    ==========   ==========

See accompanying notes to Condensed Consolidated Financial Statements.

                                             2

                             GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                           (Unaudited)
                                          (In thousands)



                                                                    Three Months Ended
                                                                          March 31,
                                                                    -------------------
                                                                      2007       2006
                                                                    --------   --------
Net earnings/(loss)............................................     $  7,236   $(12,350)
                                                                    --------   --------
Retiree Medical Plan:
  Reclassification adjustment for loss included in
  net earnings, net of tax.....................................           11          -
                                                                    --------   --------
Other comprehensive income, net of tax.........................           11          -
                                                                    --------   --------
Total comprehensive income/(loss)..............................     $  7,247   $(12,350)
                                                                    ========   ========

See accompanying notes to Condensed Consolidated Financial Statements.

                                             3

                                GIANT INDUSTRIES, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                            (In thousands)
                                                                         Three Months Ended
                                                                               March 31,
                                                                         -------------------
                                                                           2007       2006
                                                                         --------   --------
Cash flows from operating activities:
  Net earnings/(loss)................................................... $  7,236   $(12,350)
Adjustments to reconcile net earnings/(loss) to net cash
  provided by/(used in) operating activities:
  Depreciation and amortization.........................................   12,857      9,567
  Amortization of financing costs.......................................      399        399
  Compensation expense related to restricted stock awards...............       96        102
  Deferred income taxes.................................................     (180)    (4,163)
  Deferred crude oil purchase discounts.................................      277        165
  Payments to deferred compensation plan................................   (1,510)    (1,358)
  Net loss/(gain) on the disposal of assets.............................       15       (640)
  Gain from insurance settlement due to fire incident...................        -     (2,853)
    Changes in operating assets and liabilities:
    Decrease/(increase) in receivables..................................    7,129    (27,284)
    Decrease/(increase) in inventories..................................   10,280       (239)
    Decrease/(increase) in prepaid expenses.............................    4,690     (1,035)
    (Increase) in other assets..........................................   (1,924)    (3,194)
    Increase in accounts payable........................................   11,820     23,177
    Increase/(decrease) in accrued expenses.............................    6,591    (13,830)
    Increase in other liabilities.......................................    4,821      2,038
                                                                         --------   --------
Net cash provided by/(used in) operating activities.....................   62,597    (31,498)
                                                                         --------   --------
Cash flows from investing activities:
  Purchase of property, plant and equipment.............................  (62,903)   (59,697)
  Acquisition activity..................................................  (12,335)         -
  Proceeds from insurance settlement for property
    damage due to fire incident.........................................        -      9,850
  Proceeds from sale of property, plant and equipment and other assets..      340      1,539
                                                                         --------   --------
Net cash used in investing activities...................................  (74,898)   (48,308)
                                                                         --------   --------
Cash flows from financing activities:
  Proceeds from line of credit..........................................   75,000          -
  Payments on line of credit............................................  (70,000)         -
  Proceeds from exercise of stock options...............................        -          9
                                                                         --------   --------
Net cash provided by financing activities...............................    5,000          9
                                                                         --------   --------
Net decrease in cash and cash equivalents...............................   (7,301)   (79,797)
  Cash and cash equivalents:
    Beginning of period.................................................   18,112    164,280
                                                                         --------   --------
    End of period....................................................... $ 10,811   $ 84,483
                                                                         ========   ========

See accompanying notes to Condensed Consolidated Financial Statements.

                                             4

Significant Noncash Investing and Financing Activities.

     In the first quarter of 2007, we capitalized approximately
$2,082,000 of interest as part of construction in progress. At March 31, 2007, approximately $7,819,000 of purchases of property, plant and equipment had not been paid and, accordingly, were accrued in accounts payable and accrued liabilities.

     In the first quarter of 2006, we contributed 25,115 newly issued shares of our common stock, valued at $1,465,000, to our 401(k) plan as a discretionary contribution for the year 2005. We also capitalized approximately $2,046,000 of interest as part of construction in progress. At March 31, 2006, approximately $20,657,000 of purchases of property, plant and equipment had not been paid and, accordingly, were accrued in accounts payable and accrued liabilities.

See accompanying notes to Condensed Consolidated Financial Statements.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND CURRENT PRONOUNCEMENTS:

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

     In addition, our wholesale group distributes commercial wholesale petroleum products primarily in Arizona, New Mexico and Southern
California.

     We have three business segments:

     -  our refining group;
     -  our retail group; and
     -  our wholesale group.

     See Note 8 for a further discussion of our business segments.

     On August 26, 2006, we entered into an Agreement and Plan of Merger (the "Plan of Merger") with Western Refining, Inc. ("Western") and New Acquisition Corporation ("Merger Sub"). On November 12, 2006, we entered into an Amendment No. 1 to Agreement and Plan of Merger (the "Amendment") with Western and Merger Sub. The Plan of Merger and Amendment are collectively referred to as the "Agreement". If the transaction closes, Western will acquire all of our outstanding shares of common stock for $77.00 per share, and we will be merged with Merger Sub and became a wholly-owned subsidiary of Western. The closing of the transaction is subject to various conditions, including the removal of a temporary restraining order obtained by the Federal Trade Commission (the "FTC") on April 13, 2007, which prohibits the parties from closing the transaction while the FTC seeks to obtain a preliminary injunction. A hearing on the FTC's request for a preliminary injunction began on May 7, 2007. Our stockholders approved the transaction on February 27, 2007.

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, hereafter referred to as generally accepted accounting principles ("GAAP"), for interim financial information and with the instructions to Form 10-Q and Rule 10-

01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included. These adjustments and reclassifications are of a normal recurring nature.

     Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Current Pronouncements

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of SFAS 109" ("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our financial statements.

     In September 2006, FASB issued the adoption of Statement of Financial Accounting Standards 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a frame work for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. This statement is applied in conjunction with other accounting pronouncements that require or permit fair value measurements and, accordingly, this statement does not require any new fair value measurements. Therefore, we do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

     In February 2007, FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Liabilities (including an amendment of SFAS 115) ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our financial statements.

NOTE 2 - INVENTORIES:

     Our inventories consist of the following:

                                                    March 31,    December 31,
                                                      2007           2006
                                                  -------------  ------------
                                                         (In thousands)
First-in, first-out ("FIFO") method:
  Crude oil........................................ $ 71,679       $ 81,998
  Refined products.................................  136,634        131,364
  Refinery and shop supplies.......................   16,083         16,296
  Merchandise......................................   13,073         10,190
Retail method:
  Merchandise......................................   10,639         10,676
                                                    --------       --------
    Subtotal.......................................  248,108        250,524
Adjustment for last-in, first-out ("LIFO") method..  (79,952)       (75,088)
                                                    --------       --------
    Total.......................................... $168,156       $175,436
                                                    ========       ========

     The portion of inventories valued on a LIFO basis totaled
$106,264,000 and $117,933,000 at March 31, 2007 and December 31, 2006,
respectively. The information in the following paragraph will facilitate comparison with the operating results of companies using the FIFO method of inventory valuation.

     If inventories had been determined using the FIFO method at March 31, 2007 and 2006, net earnings and diluted earnings per share would have been higher as follows:

                                              Three Months Ended
                                                   March 31,
                                              -------------------
                                                2007       2006
                                              --------   --------
                                     (In thousands, except per share data)
Net earnings..............................    $ 3,170    $10,396
Diluted earnings per share................    $  0.22    $  0.71

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

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS:

     At March 31, 2007 and December 31, 2006, we had goodwill of
$55,636,000 and $50,432,000, respectively.

     The changes in the carrying amount of goodwill for the three months ended March 31, 2007 are as follows:

                                           Refining Group    Retail Group  Wholesale Group   Total
                                         ------------------  ------------  ---------------  -------
                                                      Four
                                         Yorktown   Corners
                                         --------   -------
                                                              (In thousands)
Balance as of January 1, 2007..........  $ 21,028   $   125    $ 4,337         $ 24,942     $ 50,432
Goodwill associated with
  purchase of Empire Oil Co............                                           5,204        5,204
                                         --------   -------    -------         --------     --------
Balance as of March 31, 2007...........  $ 21,028   $   125    $ 4,337         $ 30,146     $ 55,636
                                         ========   =======    =======         ========     ========

 * See Note 10, "Acquisitions", for additional information regarding the Empire Oil Co.("Empire") purchase.

     A summary of the intangible assets that are included in "Other Assets" in the Condensed Consolidated Balance Sheets at March 31, 2007 and December 31, 2006 is presented below:

                                                  March 31, 2007                       December 31, 2006
                                       ------------------------------------   ------------------------------------
                                         Gross                        Net       Gross                        Net
                                       Carrying     Accumulated    Carrying   Carrying     Accumulated    Carrying
                                         Value      Amortization     Value      Value      Amortization     Value
                                       --------     ------------   --------   --------     ------------   --------
                                                                      (In thousands)
Amortized intangible assets:
  Rights-of-way.....................    $ 3,748       $ 2,976      $   772     $ 3,748       $ 2,933      $   815
  Contracts.........................         10            -            10       1,376         1,346           30
  Customer lists and non-compete
    agreements......................      3,364           168        3,196           -             -            -
  Licenses and permits..............*     1,010           566          444       1,096           625          471
                                        -------       -------      -------     -------       -------      -------
                                          8,132         3,710        4,422       6,220         4,904        1,316
                                        -------       -------      -------     -------       -------      -------
Unamortized intangible assets:
  Liquor licenses...................      9,614            -         9,614       9,614             -        9,614
                                        -------       -------      -------     -------       -------      -------
Total intangible assets.............    $17,746       $ 3,710      $14,036     $15,834       $ 4,904      $10,930
                                        =======       =======      =======     =======       =======      =======


     Intangible asset amortization expense for the three months ended March 31, 2007 and March 31, 2006 was approximately $258,800 and
$102,000, respectively. Estimated amortization expense for the rest of this fiscal year and the next five fiscal years is as follows:

             2007 Remainder....................     $674,000
             2008..............................     $915,000
             2009..............................     $874,000
             2010..............................     $758,000
             2011..............................     $715,000
             2012..............................     $ 42,000

NOTE 4 - ASSET RETIREMENT OBLIGATIONS:

     SFAS No. 143, "Accounting for Asset Retirement Obligations", addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation ("ARO") be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost ("ARC") is capitalized as part of the carrying amount of the long-lived asset. Our legally restricted assets that are set aside for purposes of settling ARO liabilities are approximately $377,000 as of March 31, 2007 and are included in "Other Assets" on our Condensed Consolidated Balance Sheets. These assets are set aside to fund costs associated with the closure of certain solid waste management facilities.

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

     The following table reconciles the beginning and ending aggregate carrying amount of our ARO's for the three months ended March 31, 2007 and the year ended December 31, 2006.

                                          March 31,    December 31,
                                            2007           2006
                                        ------------   ------------
                                               (In thousands)
Liability beginning of year...........     $2,720         $2,625
Liabilities incurred..................         27            200
Liabilities settled...................         -            (133)
Accretion expense.....................         58             28
                                           ------         ------
Liability end of period...............     $2,805         $2,720
                                           ======         ======

     Our ARO's are recorded in "Other Liabilities" on our Condensed Consolidated Balance Sheets.

NOTE 5 - LONG-TERM DEBT:

     Our long-term debt consists of the following:

                                                         March 31,    December 31,
                                                           2007           2006
                                                       ------------   ------------
                                                             (In thousands)
11% senior subordinated notes, due 2012, net of
  unamortized discount of $2,466 and $2,554,
  interest payable semi-annually...................     $127,535        $127,447
8% senior subordinated notes, due 2014, net of
  unamortized discount of $2,009 and $2,060,
  interest payable semi-annually...................      147,991         147,940
Senior secured revolving credit facility, due
  2010, floating interest rate, principal and
  interest payable monthly.........................       55,000          50,000
                                                        --------        --------
  Total                                                 $330,526        $325,387
                                                        ========        ========

                                  11

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

     In addition, subject to certain conditions, we are obligated to offer to repurchase a portion of the notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase, with the net cash proceeds of certain sales or other dispositions of assets. Upon a change of control, we would be required to offer to repurchase all of the notes at 101% of the principal amount thereof, plus accrued interest, if any, to the date of purchase. As discussed in Note 1, "Organization, Basis of Presentation, and Current Pronouncements", we have entered into a merger Agreement with Western. We believe that the closing of the transaction contemplated by the Agreement will constitute a change in control under the indentures. In addition, pursuant to the Agreement, Western may require us to tender for the notes. Western has, however, informed us that they do not intend to request that we commence a cash tender offer for these notes, but that they intend to call the notes for redemption pursuant to their terms, including the payment of applicable premiums, promptly after the effective time of the merger. The amount to be paid if the notes are called will exceed the amount required to be offered in connection with the change of control offer to repurchase.

     At March 31, 2007, retained earnings available for dividends under the most restrictive terms of the indentures were approximately
$123,449,000. We are, however, prohibited by the terms of the Agreement with Western from paying dividends without the consent of Western.

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

     The interest rate applicable to the Credit Facility is based on various short-term indices. At March 31, 2007, this rate was approximately 6.95% per annum. We are required to pay a quarterly commitment fee of .25% per annum of the unused amount of the facility.

     At March 31, 2007, there were $55,000,000 in direct borrowings outstanding under the Credit Facility. At March 31, 2007, there also were $4,679,000 of irrevocable letters of credit outstanding, primarily to crude oil suppliers, insurance companies, and regulatory agencies. At December 31, 2006, there were $50,000,000 in direct borrowings and $27,832,000 of irrevocable letters of credit outstanding, primarily to crude oil suppliers, insurance companies, and regulatory agencies.

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

     Our failure to satisfy any of the covenants in the Credit Facility is an event of default under the Credit Facility. The Credit Facility also includes other customary events of default, including, among other things, a cross-default to our other material indebtedness and certain changes of control. We do not anticipate that any of the terms of the Credit Facility will prevent us from completing the transaction with Western.

NOTE 6 - PENSION AND POST-RETIREMENT BENEFITS:

     The components of the net periodic benefit cost are as follows:

                                                          Yorktown
                                                      Cash Balance Plan
                                                    ---------------------
                                                     Three Months Ended
                                                           March 31,
                                                    ---------------------
                                                       2007        2006
                                                    ---------   ---------
Service cost...................................     $ 391,000   $ 376,000
Interest cost..................................       207,000     173,000
Expected return on plan assets.................      (192,000)   (114,000)
                                                    ---------   ---------
Net periodic benefit cost......................     $ 406,000   $ 435,000
                                                    =========   =========

                                                          Yorktown
                                                    Retiree Medical Plan
                                                    ---------------------
                                                     Three Months Ended
                                                           March 31,
                                                    ---------------------
                                                       2007        2006
                                                    ---------   ---------
Service cost...................................     $  80,000   $  79,000
Interest cost..................................        84,000      75,000
Amortization of net loss.......................        17,000      25,000
                                                    ---------   ---------
Net periodic benefit cost......................     $ 181,000   $ 179,000
                                                    =========   =========

                                  14

     In September 2006, FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". We adopted the provisions of SFAS 158 in 2006. In the first quarter of 2007, we reclassed approximately $17,000 of net loss amortization ($11,000 net-of-tax) from accumulated other comprehensive income to net periodic benefit cost.

NOTE 7 - EARNINGS PER SHARE:

     The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                       2007        2006
                                                    ----------  ----------
Numerator                                               (In thousands)

Net earnings/(loss)..............................   $    7,236  $  (12,350)
                                                    ==========  ==========

                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                       2007        2006
                                                    ----------  ----------
Denominator

Basic - weighted average shares outstanding......   14,608,832  14,582,228
Effect of dilutive stock options.................       74,766           -*
Effect of dilutive restricted stock grants.......        7,982           -*
                                                    ----------  ----------
Diluted - weighted average shares outstanding....   14,691,580  14,582,228
                                                    ==========  ==========

*The additional shares would be anti-dilutive due to the net loss.

                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                       2007        2006
                                                    ----------  ----------
Basic earnings/(loss) per share
Net earnings/(loss)..............................   $     0.50  $    (0.85)
                                                    ==========  ==========

                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                       2007        2006
                                                    ----------  ----------
Diluted earnings/(loss) per share
Net earnings/(loss)..............................   $     0.49  $    (0.85)
                                                    ==========  ==========

NOTE 8 - BUSINESS SEGMENTS:

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

RETAIL GROUP

     Our retail group operates service stations, which include convenience stores or kiosks. Our service stations sell various grades of gasoline, diesel fuel, general merchandise, including tobacco and alcoholic and nonalcoholic beverages, and food products to the general public. Our refining group or our wholesale group supplies the gasoline and diesel fuel that our retail group sells. We purchase general merchandise and food products from various suppliers. At March 31, 2007, our retail group operated 155 service stations with convenience stores or kiosks.

WHOLESALE GROUP

     Our wholesale group consists of Phoenix Fuel Co., Inc. ("Phoenix Fuel"), Dial Oil Co. ("Dial"), two bulk petroleum distribution plants acquired from Amigo Petroleum Company ("Amigo") in August 2006, and

Empire, which was acquired on January 1, 2007. See Note 10, "Acquisitions", for further discussion of the Empire acquisition. Our wholesale group primarily distributes commercial wholesale petroleum products. Our wholesale group includes several lubricant and bulk petroleum distribution plants, unmanned fleet fueling operations, a bulk lubricant terminal facility, and a fleet of finished product and lubricant delivery trucks. In the second quarter of 2006, 12 service stations acquired in the Dial transaction were transferred for reporting purposes from the wholesale group to our retail group. Our wholesale group purchases petroleum fuels and lubricants from suppliers and to a lesser extent from our refining group.

OTHER

     Our operations that are not included in any of the three segments are included in the category "Other". These operations consist primarily of corporate staff operations.

ACCOUNTING PRINCIPLES

     Operating income for each segment consists of net revenues less cost of products sold, operating expenses, depreciation and amortization, and the segment's selling, general and administrative expenses. Cost of products sold reflects current costs adjusted, where appropriate, for LIFO and lower of cost or market inventory adjustments.

     The total assets of each segment consist primarily of net property, plant and equipment, inventories, accounts receivable, and other assets directly associated with the segment's operations. Included in the total assets of the corporate staff operations are a majority of our cash and cash equivalents, various accounts receivable, net property, plant and equipment, and other long-term assets.

     Disclosures regarding our reportable segments with a reconciliation to consolidated totals for the three months ended March 31, 2007 and 2006, are presented below. The tables pertaining to the three months ended March 31, 2007 include the results of Dial, which was acquired on July 12, 2005; Amigo, the assets of which were acquired in August 2006; and Empire, which was acquired on January 1, 2007. The tables pertaining to the three months ended March 31, 2006 include the results of Dial, but do not include the results of Amigo or Empire.

     We have also restated the tables pertaining to the three months ended March 31, 2006 to conform to the current period presentation because the results of 12 service stations that were part of the Dial acquisition are currently reported in the results of operations pertaining to our retail segment, but were previously reported in our wholesale segment. These restatements had no effect on our results of operations.

                                                   As of and for the Three Months Ended March 31, 2007
                                            -------------------------------------------------------------------
                                            Refining     Retail   Wholesale           Reconciling
                                             Group        Group(1) Group(2)  Other       Items     Consolidated
                                            -------------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $  171,830
    Yorktown operations..................      385,197
                                            ----------
      Total..............................   $  557,027  $ 98,380  $281,799  $      -  $       -   $  937,206
  Merchandise and lubricants.............            -    39,247    33,695         -          -       72,942
  Other..................................        3,079     6,375       397        71          -        9,922
                                            ----------  --------  --------  --------  ---------   ----------
      Total..............................      560,106   144,002   315,891        71          -    1,020,070
                                            ----------  --------  --------  --------  ---------   ----------
Inter-segment net revenues:
  Finished products......................      113,002     7,337    34,771         -   (155,110)(3)        -
  Merchandise and lubricants.............            -         -        44         -        (44)(3)        -
  Other..................................        5,007         -       421         -     (5,428)(3)        -
                                            ----------  --------  --------  --------  ---------   ----------
      Total..............................      118,009     7,337    35,236         -   (160,582)           -
                                            ----------  --------  --------  --------  ---------   ----------
Total net revenues.......................   $  678,115  $151,339  $351,127  $     71  $(160,582)  $1,020,070
                                            ==========  ========  ========  ========  =========   ==========
Operating income/(loss):
  Four Corners operations................   $   19,800
  Yorktown operations....................          253
                                            ----------
      Total operating (loss)/income
        before corporate allocation......   $   20,053  $    889  $  4,573  $ (8,657) $     (15)  $   16,843
Corporate allocation.....................       (3,830)   (2,630)   (1,119)    7,579          -            -
                                            ----------  --------  --------  --------  ---------   ----------
  Operating income/(loss)................   $   16,223  $ (1,741) $  3,454  $ (1,078) $     (15)      16,843
                                            ==========  ========  ========  ========  =========
Interest expense.........................                                                             (5,701)
Amortization of financing costs..........                                                               (399)
Investment and other income..............                                                                361
                                                                                                  ----------
Earnings before income taxes.............                                                         $   11,104
                                                                                                  ==========
Depreciation and amortization:
  Four Corners operations................   $    4,291
  Yorktown operations....................        5,150
                                            ----------
      Total..............................   $    9,441  $  1,941  $  1,091  $    384  $      -    $   12,857
                                            ==========  ========  ========  ========  ========    ==========
Total assets.............................   $  848,052  $135,532  $188,634  $ 42,403  $      -    $1,214,621
Capital expenditures.....................   $   59,471  $  2,064  $    988  $    380  $      -    $   62,903

 (1) Includes the results of 12 convenience stores acquired in the Dial acquisition in July 2005 and 21 operating convenience stores that were acquired from Amigo in August 2006.
 (2) Includes the results of wholesale operations of Dial that were acquired in July 2005, two bulk petroleum distribution plants that were acquired from Amigo in August 2006 and Empire, which was acquired in January
     2007.
 (3) These pertain to intersegment revenues that are eliminated.

                                             As of and for the Three Months Ended March 31, 2006 (Restated)
                                            -------------------------------------------------------------------
                                            Refining     Retail   Wholesale           Reconciling
                                             Group       Group      Group     Other      Items     Consolidated
                                            -------------------------------------------------------------------
                                                                     (In thousands)
Customer net revenues:
  Finished products:
    Four Corners operations..............   $  132,662
    Yorktown operations..................      325,544
                                            ----------
      Total..............................   $  458,206  $ 94,147  $240,070  $      -  $       -   $  792,423
  Merchandise and lubricants.............            -    35,531    18,345         -          -       53,876
  Other..................................       10,931     5,101       623        71          -       16,726
                                            ----------  --------  --------  --------  ---------   ----------
      Total..............................      469,137   134,779   259,038        71          -      863,025
                                            ----------  --------  --------  --------  ---------   ----------
Inter-segment net revenues:
  Finished products......................       92,075         -    23,640         -   (115,715)(1)        -
  Merchandise and lubricants.............            -         -        10         -        (10)(1)        -
  Other..................................        5,172         -       385         -     (5,557)(1)        -
                                            ----------  --------  --------  --------  ---------   ----------
      Total..............................       97,247         -    24,035         -   (121,282)           -
                                            ----------  --------  --------  --------  ---------   ----------
Total net revenues.......................   $  566,384  $134,779  $283,073  $     71  $(121,282)  $  863,025
                                            ==========  ========  ========  ========  =========   ==========
Operating income/(loss):
  Four Corners operations................   $   11,233
  Yorktown operations(2).................      (30,805)
                                            ----------
      Total operating (loss)/income
        before corporate allocation......   $  (19,572) $  1,711  $  4,175  $ (6,102) $   3,493(3)$  (16,295)
Corporate allocation.....................       (2,448)   (2,031)     (883)    5,362          -            -
                                            ----------  --------  --------  --------  ---------   ----------
  Operating income/(loss)................   $  (22,020) $   (320) $  3,292  $   (740) $   3,493      (16,295)
                                            ==========  ========  ========  ========  =========
Interest expense.........................                                                             (4,682)
Amortization of financing costs..........                                                               (399)
Investment and other income..............                                                              1,602
                                                                                                  ----------
Earnings before income taxes.............                                                         $  (19,774)
                                                                                                  ==========
Depreciation and amortization:
  Four Corners operations................   $    3,990
  Yorktown operations....................        2,510
                                            ----------
      Total..............................   $    6,500  $  2,075  $    763  $    229  $      -    $    9,567
                                            ==========  ========  ========  ========  ========    ==========
Total assets.............................   $  628,028  $100,089  $155,797  $105,867  $      -    $  989,781
Capital expenditures.....................   $   57,574  $    814  $  1,204  $    105  $      -    $   59,697

(1) These pertain to intersegment revenues that are eliminated.
(2) Excludes $2,853 of gain from insurance settlement due to the 2005 fire at the Yorktown refinery.
(3) Includes $2,853 of gain from insurance settlement due to the 2005 fire at the Yorktown refinery.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

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

     Federal, state and local laws relating to the environment, health and safety affect nearly all of our operations. As is the case with all companies engaged in similar industries, we face significant exposure from actual or potential claims and lawsuits involving environmental, health, and safety matters. These matters include soil and water contamination, air pollution, and personal injuries or property damage allegedly caused by substances made, handled, used, released, or disposed of by us or by our predecessors. Further, violations of such laws and regulations can lead to substantial fines and penalties.

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

     Under circumstances in which environmental assessments and/or remedial efforts are anticipated and relate to past events, we accrue for the liability if associated costs are probable and can be reasonably estimated. We record liabilities for litigation matters when it is probable that the outcome of litigation will be adverse and damages can be reasonably estimated.

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

     As of March 31, 2007 and December 31, 2006, we had environmental liability accruals of approximately $3,808,000 and $3,991,000, respectively, which are summarized below, and litigation accruals in the aggregate of approximately $154,000 and $185,000, respectively. Environmental accruals are recorded in the current and long-term sections of our Condensed Consolidated Balance Sheets. Litigation accruals are recorded in the current section of our Consolidated Balance Sheets.

                           SUMMARY OF ACCRUED ENVIRONMENTAL CONTINGENCIES
                                          (In thousands)

                                           December 31,   Increase               March 31,
                                               2006      (Decrease)   Payments     2007
                                           ------------  ----------   --------  ----------
Yorktown Refinery........................... $ 2,755       $   35       $ (294)   $ 2,496
Farmington Refinery.........................     570            -            -        570
Bloomfield Refinery.........................     229            -            -        229
Bloomfield Tank Farm (Old Terminal).........      30            -           (5)        25
Other Projects..............................     407          106          (25)       488
                                             -------       ------       ------    -------
   Totals..................................  $ 3,991       $  141       $ (324)   $ 3,808
                                             =======       ======       ======    =======

     Approximately $3,320,000 of our environmental accrual is for the following projects discussed below:

     - $2,496,000 and $229,000, respectively, for environmental obligations assumed in connection with our acquisitions of the Yorktown refinery and the Bloomfield refinery;

     - $570,000 for the remediation of the hydrocarbon plume that appears to extend no more than 1,800 feet south of our inactive Farmington refinery; and

     - $25,000 for remediation of hydrocarbon contamination on and adjacent to the 5.5 acres that we own in Bloomfield, New Mexico.

     The remaining $488,000 of the accrual relates to:

     - closure of certain solid waste management units at the Ciniza refinery;

     - closure of the Ciniza refinery land treatment facility, including post-closure expenses; and

     - amounts for smaller remediation projects.

     A detailed discussion of these environmental accruals is contained in Note 17 "Commitments and Contingencies" in our Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2006 (the "2006 Form 10-K"). The most significant of these matters as well as recent developments related to these environmental accruals are discussed below.

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

YORKTOWN 1991 ORDER

     In connection with the Yorktown acquisition, we assumed BP's obligations under an administrative order issued in 1991 by the Environmental Protection Agency ("EPA") under the Resource Conservation and Recovery Act("RCRA"). In August 2006, we agreed to the terms of the final administrative consent order pursuant to which we will implement a cleanup plan for the refinery. As required by the order, we are in the process of finalizing the details of the cleanup plan with EPA.

     Our most current estimate of expenditures associated with the EPA order is between approximately $30,000,000 ($22,500,000 of which we believe is subject to reimbursement by BP) and $40,000,000 ($32,500,000 of which we believe is subject to reimbursement by BP). We anticipate that these expenditures will be incurred over a period of approximately 35 years from August 2006. We believe that between approximately $16,000,000 and $20,000,000 of this amount will be incurred over approximately an initial four-year period, with the remainder spread equally over the remaining years thereafter. These estimates assume that EPA will agree with the design and specifications of our cleanup plan. These estimates also could change as a result of factors such as changes in costs of labor and materials. We currently have $2,496,000 recorded as an environmental liability for this project, which reflects our belief that BP is responsible for reimbursing us for expenditures on this project that exceed this amount and also reflects expenditures previously incurred in connection with this matter. BP's total liability for reimbursement under the refinery purchase agreement, including liability for environmental claims, is limited to $35,000,000.

     As part of the consent order cleanup plan, a portion of the facility's underground sewer system will be cleaned, inspected, and repaired as needed. This sewer work is scheduled to begin during the construction of the corrective action management unit and related remediation work and is included in our associated cost estimate. We anticipate that construction of the corrective action management unit and related remediation work, as well as sewer system inspection and repair, will be completed approximately four to five years after EPA approves our clean-up plan and authorizes its implementation.

OTHER MATTERS

     A detailed discussion of other matters affecting us for which we have not recorded accruals also is contained in Note 17 "Commitments and Contingencies", in our Consolidated Financial Statements included in our 2006 Form 10-K. The most significant of these matters as well as recent developments related to these matters are discussed below.

FOUR CORNERS REFINERIES - SETTLEMENT AGREEMENTS

     In July 2005, we reached an administrative settlement with NMED and EPA in the form of consent agreements that resolved certain alleged violations of air quality regulations at our Ciniza and Bloomfield refineries.

     The estimated compliance costs contained in our 2006 Form 10-K were the best estimates available at the time of the July 2005 settlement. The costs that we actually incur, however, may be substantially higher than the estimates due to, among other things, changes in costs of labor, materials, and chemical additives, and changes in cost efficiencies of technology. In light of these factors, we believe more accurate estimates of compliance costs will not be available until we are closer in time to implementation of the required projects and have further considered all operational options. Our settlement does not require us to undertake soil removal or similar cleanup activities and, accordingly, we have not recorded an environmental liability for this matter and will capitalize or expense expenditures when incurred.

BLOOMFIELD REFINERY - NEW MEXICO ENVIRONMENT DEPARTMENT ('NMED") DRAFT
ORDER

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

     The draft order recognizes that prior work we have satisfactorily completed may fulfill some of the foregoing requirements. In that regard, we have already put in place some remediation measures with the approval of NMED or new Mexico Oil Conservation Division ("OCD").

     We submitted written comments on the draft order during the public comment period and have received NMED's written response. We anticipate further communications with NMED prior to issuance of the final order, which may occur in the second quarter of 2007. We currently do not know the nature and extent of any cleanup actions that may be required under the final order and, accordingly, have not recorded a liability for this matter.

BLOOMFIELD REFINERY - EPA COMPLIANCE ORDER

     In October, 2005, we received an Administrative Compliance Order from EPA in connection with a compliance evaluation inspection at the Bloomfield refinery in 2000 and a follow-up inspection in early 2001. We send waste water from the refinery's process units through an oil-water separator, a series of aeration ponds that continue the treatment and processing of oily water, and a series of evaporation ponds, before the water is injected into a permitted deep well. EPA alleged that benzene levels in the aeration ponds exceed permissible RCRA levels. EPA also alleged that we failed to make a RCRA hazardous waste determination in connection with waste water going into the aeration ponds. In May 2006, we reached a settlement with EPA in the form of a consent agreement and paid a civil penalty of $75,000. The settlement requires that we make equipment modifications to reduce benzene levels in the waste water coming from the refinery's process units. We currently estimate that we will incur capital expenditures of between approximately $3,200,000 and $3,500,000 to comply with the settlement, with the project to be completed by July 2007. Since the settlement does not require us to undertake any cleanup activities, we have not recorded an environmental liability for this matter.

MTBE LITIGATION

     Lawsuits have been filed in numerous states alleging that MTBE, a blendstock used by many refiners in producing specially formulated gasoline, has contaminated water supplies. MTBE contamination primarily results from leaking underground or aboveground storage tanks. The suits allege MTBE contamination of water supplies owned and operated by the plaintiffs, who are generally water providers or governmental entities. The plaintiffs assert that numerous refiners, distributors, or sellers of MTBE and/or gasoline containing MTBE are responsible for the contamination. The plaintiffs also claim that the defendants are jointly and severally liable for compensatory and punitive damages, costs, and interest. Joint and several liability means that each defendant may be liable for all of the damages even though that party was responsible for only a small part of the damages. We are a defendant in approximately 40 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, and New Mexico. Due to our historical operations in New Mexico, including retail sites, we potentially have greater risk in connection with the New Mexico litigation than in the litigation in the Eastern states where we have only operated since 2002 and have no retail operations. We intend to vigorously defend these lawsuits. Because potentially applicable factual and legal issues have not been resolved, we have yet to determine if a liability is probable and we cannot reasonably estimate the amount of any loss associated with these matters. Accordingly, we have not recorded a liability for these lawsuits.

CINIZA REFINERY FIRE INCIDENT (OCTOBER 2006)

     On October 5, 2006, a pump failure in the alkylation unit at our Ciniza refinery resulted in a fire at the refinery. The fire caused damage to the alkylation unit and an associated unit. The alkylation unit produces high octane blending stock for gasoline. Repairs to the affected units cost approximately $5,800,000 and the unit was restarted in mid-December of 2006. We have property insurance coverage with a $1,000,000 deductible that should cover a significant portion of the costs of repairing the unit and we are in the process of finalizing our property insurance claim. We do not anticipate making a claim under our business interruption insurance. As of March 31, 2007, we wrote-off approximately $392,000 of property, plant and equipment to accounts receivable in connection with the fire.

CINIZA REFINERY FIRE INCIDENT (DECEMBER 2006)

     On December 26, 2006, a fire occurred in a process heater in the distillate hydrotreater ("DHT") unit. The DHT unit is used to manufacture ultra low sulfur diesel fuel. Instrumentation and electrical cabling associated with the DHT unit and other process units also were damaged. All of the process units in the refinery were shutdown for safety reasons. Repairs have been made that have enabled us to restart all of the units at the refinery except for the portion of the DHT unit damaged in the fire. We currently expect that the rest of the DHT unit will be returned to service by the end of May.

     We currently expect that repairs to, and/or replacement of, the units, instrumentation, and cabling damaged by the fire will cost approximately $6,200,000, most of which has already been spent. We do not anticipate receiving any insurance proceeds related to these repairs as the cost of the repairs has not exceeded the associated $10,000,000 deductible of our current property insurance coverage. In addition, we do not anticipate making a claim under our business interruption insurance.

YORKTOWN REFINERY FIRE INCIDENT (2005)

     As previously discussed in our 2006 Form 10-K, a fire occurred at our Yorktown refinery on November 25, 2005. Repairs related to this fire were completed in April 2006. Our property insurance covered a significant portion of the costs of repairing the Yorktown refinery and our business interruption insurance reimbursed us for a portion of the financial impact of the fire.

YORKTOWN REFINERY FIRE INCIDENT (2006)

     On September 30, 2006, a fire occurred at our Yorktown refinery in the processing unit required to produce ultra low sulfur diesel fuel. Repairs to the unit cost approximately $11,000,000 and were completed in February 2007.

     We have property insurance coverage with a $1,000,000 deductible that should cover a significant portion of the costs of repairing the ultra low sulfur diesel unit. We also have business interruption insurance coverage that should cover a significant portion of the financial impact of the fire that occurred after the policy's 45-day waiting period. We have filed initial claims with our insurance carriers and expect to file additional claims in the second quarter. To date, we have received approximately $1,500,000 of insurance proceeds related to this fire. As of March 31, 2007, we wrote-off approximately $5,000,000 of property, plant and equipment to accounts receivable in connection with the fire.

NEW MEXICO "HOT FUEL" LITIGATION

     In March 2007, a class action lawsuit was filed in New Mexico naming numerous retail suppliers of motor fuel as defendants, including us.

Among other things, the lawsuit alleges that the defendants are conspiring and engaging in deceptive practices by selling motor fuel to consumers without using temperature-correction devices at the pumps. These devices measure the volume of fuel being dispensed by correcting for fluctuations in temperature. Similar class action lawsuits have been filed in several other states. We intend to vigorously defend this lawsuit. Because potentially applicable factual and legal issues have not been resolved, we have yet to determine if a liability is probable and we cannot reasonably estimate the amount of any loss associated with these matters. Accordingly, we have not recorded a liability for this lawsuit.

NOTE 10 - ACQUISITIONS:

     In January 2007, we acquired 100% of the outstanding common stock of Empire for approximately $12,335,000. We funded this acquisition with cash on hand. Empire is a wholesale distributor of gasoline, diesel, and lubricants in Southern California. Empire's assets include a bulk petroleum distribution plant, cardlock fueling locations, and a fleet of truck transports. The acquisition is accounted for using the purchase method of accounting whereby the total purchase price is preliminarily allocated to tangible and intangible assets acquired based on the fair market values on the date of acquisition. We are in the process of finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The completion of the purchase price allocation will result in adjustments to the carrying value of the recorded assets and liabilities and the determination of any residual amount that will be allocated to goodwill. The pro forma effect of the acquisition on Giant's results of operations is immaterial.

NOTE 11 - INCOME TAXES:

     On January 1, 2007, we adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of SFAS 109 ("FIN 48"). As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. As of the adoption date, we had $4,005,000 of unrecognized tax benefits, of which $458,000 would affect our tax rate if recognized. Certain amounts have been reclassified in our Condensed Consolidated Balance Sheets in order to comply with the provisions of FIN 48.

     As of the adoption date, we had accrued penalties and interest related to the unrecognized tax benefits of $243,000. We recognize interest and penalties related to uncertain tax positions in interest expense. As of March 31, 2007, we have approximately $269,000 of accrued interest and penalties related to uncertain tax positions.

     The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

     We refine and sell petroleum products and operate service stations and convenience stores. Our operations are divided into three strategic business units: the refining group, the retail group, and the wholesale group. The refining group operates two refineries in the Four Corners area of New Mexico and one refinery in Yorktown, Virginia. The refining group sells its products to wholesale distributors and retail chains. Our retail group operated 155 service stations as of March 31, 2007. This includes 12 service stations acquired in the Dial Oil Co. ("Dial") transaction on July 12, 2005, whose results of operations had previously been included in the wholesale group from the date of the acquisition, and 21 operating convenience stores acquired from Amigo Petroleum Company ("Amigo") in August 2006. Our retail group sells its petroleum products and merchandise to consumers in New Mexico, Arizona and Southern Colorado. Our wholesale group consists of Phoenix Fuel Co., Inc. ("Phoenix Fuel"), Dial, two bulk petroleum distribution plants acquired from Amigo Petroleum Company ("Amigo") in August 2006, and Empire Oil Co. ("Empire"), which was acquired in January 2007. Our wholesale group distributes commercial wholesale petroleum products primarily in Arizona, New Mexico and Southern California.

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

     - controlling operating expenses and capital expenditures;

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

     On August 26, 2006, we entered into an Agreement and Plan of Merger (the "Plan of Merger") with Western and New Acquisition Corporation ("Merger Sub"). On November 12, 2006, we entered into an Amendment No. 1 to Agreement and Plan of Merger (the "Amendment") with Western and Merger Sub. The Plan of Merger and Amendment are collectively referred to as the "Agreement". If the transaction closes, Western will acquire all of our outstanding shares of common stock for $77.00 per share and we will be merged with Merger Sub and become a wholly-owned subsidiary of Western. The transaction has been approved by our board of directors and the board of directors of Western. The closing of the transaction is subject to various conditions, including the removal of a temporary restraining order obtained by the Federal Trade Commission (the "FTC") on April 13, 2007, which prohibits the parties from closing the transaction while the FTC seeks to obtain a preliminary injunction. A hearing on the FTC's request for a preliminary injunction began on May 7, 2007. The transaction is not subject to any financing conditions. Our stockholders approved the transaction on February 27, 2007.

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

     Assuming that the FTC does not obtain a preliminary injunction, we expect to complete our merger with Western as soon as reasonably possible after the ruling on the preliminary injunction is received, which we anticipate will be in the second quarter. We cannot specify when, or assure you that, we and Western will satisfy or waive all conditions to the merger, or that either party may not decide to exercise their termination rights under the Agreement. Further, there can be no assurance that the FTC, state antitrust authorities, or Mr. Bisset, will not seek or obtain injunctive relief to prevent the merger from taking place.

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

     Our significant accounting policies, including revenue recognition, inventory valuation, and maintenance costs, are described in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The following accounting policies are considered critical due to the uncertainties, judgments, assumptions and estimates involved:

     - accounting for contingencies, including environmental remediation and litigation liabilities;

     -  assessing the possible impairment of long-lived assets;

     -  accounting for asset retirement obligations;

     -  accounting for our pension and post-retirement benefit plans; and

     -  accounting for inventories.

     There have been no changes to these policies in 2007.

RESULTS OF OPERATIONS

     The following discussion of our Results of Operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Part I, Item 1 in this Form 10-Q, and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006.

     Below is operating data for our operations:

                                                      Three Months Ended
                                                           March 31,
                                                    -----------------------
                                                       2007         2006
                                                    ----------   ----------
Refining Group Operating Data:
  Four Corners Operations:
    Crude Oil/NGL Throughput (BPD)..............       27,258       29,122
    Refinery Sourced Sales Barrels (BPD)........       27,791       28,471
    Average Crude Oil Costs ($/Bbl).............    $   57.74     $  62.30
    Refining Margins ($/Bbl)....................    $   16.03     $  10.84

  Yorktown Operations: (1)
    Crude Oil/NGL Throughput (BPD)..............       60,934       37,589
    Refinery Sourced Sales Barrels (BPD)........       59,343       33,466
    Average Crude Oil Costs ($/Bbl).............    $   56.07     $  59.02
    Refining Margins ($/Bbl)....................    $    6.10     $  (3.50)

Retail Group Operating Data:(2)(3)
  Fuel Gallons Sold (000's).....................      52,801        46,261
  Fuel Margins ($/gal)..........................    $   0.12      $   0.15
  Merchandise Sales ($ in 000's)................    $ 39,247      $ 35,531
  Merchandise Margins...........................          28%           27%
  Operating Retail Outlets at Period End........         155           134

Wholesale Group Operating Data:(4)
    Fuel Gallons Sold (000's)...................     161,899       140,748
    Fuel Margins ($/gal)........................    $   0.07      $   0.07
    Lubricant Sales ($ in 000's)................    $ 32,093      $ 17,644
    Lubricant Margins...........................          11%           13%

(1) Yorktown margins for quarter ended March 31, 2006 were negative primarily as a result of the fire that occurred in November 2005.
(2) Includes statistics for 12 retail stores purchased from Dial in July 2005.
(3) Includes statistics for 21 convenience stores purchased from Amigo in August
    2006.
(4) Includes statistics for wholesale operations of Dial and Amigo and the operations of Empire, which was purchased in January 2007.

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

                                                            Three Months Ended
                                                                 March 31,
                                                          -----------------------
                                                             2007         2006
                                                          ----------   ----------
AVERAGE PER BARREL
------------------
Four Corners Operation
  Net sales...........................................    $    77.15   $    76.39
  Less cost of products...............................         61.12        65.55
                                                          ----------   ----------
  Refining margin.....................................    $    16.03   $    10.84
                                                          ==========   ==========
Yorktown Operation*
  Net sales...........................................    $    63.29   $    62.11
  Less cost of products...............................         57.19        65.61
                                                          ----------   ----------
  Refining margin.....................................    $     6.10   $    (3.50)
                                                          ==========   ==========
Consolidated
  Net sales...........................................    $    67.71   $    68.68
  Less cost of products...............................         58.44        65.59
                                                          ----------   ----------
  Refining margin.....................................    $     9.27   $     3.09
                                                          ==========   ==========

*Margins for the Yorktown refinery for the quarter ended March 31, 2006 were negative primarily as a result of the fire that occurred in November 2005.

                                                            Three Months Ended
                                                                 March 31,
                                                          -----------------------
                                                             2007         2006
                                                          ----------   ----------
Reconciliations of refined product sales from
produced products sold per barrel to net revenues

Four Corners Operations
  Average sales price per produced barrel sold..........  $    77.15   $    76.39
  Times refinery sourced sales barrels per day..........      27,791       28,741
  Times number of days in period........................          90           90
                                                          ----------   ----------
  Refined product sales from produced products
    sold* (000's).......................................  $  192,967   $  195,741
                                                          ==========   ==========

Yorktown Operations
  Average sales price per produced barrel sold..........  $    63.29   $    62.11
  Times refinery sourced sales barrels per day..........      59,343       33,466
  Times number of days in period........................          90           90
                                                          ----------   ----------
  Refined product sales from produced products
    sold* (000's).......................................  $  338,024   $  187,072
                                                          ==========   ==========

Consolidated (000's)
  Sum of refined product sales from produced
    products sold*......................................  $  530,991   $  382,813
  Purchased product, transportation and other revenues..     147,124      183,571
                                                          ----------   ----------
  Net revenues..........................................  $  678,115   $  566,384
                                                          ==========   ==========

*Includes inter-segment net revenues.

                                                            Three Months Ended
                                                                 March 31,
                                                          -----------------------
                                                             2007         2006
                                                          ----------   ----------
Reconciliation of average cost of products
per produced barrel sold to total cost of
products sold (excluding depreciation and
amortization)

Four Corners Operations
  Average cost of products per produced barrel sold...    $    61.12   $    65.55
  Times refinery sourced sales barrels per day........        27,791       28,471
  Times number of days in period......................            90           90
                                                          ----------   ----------
  Cost of products for produced products
    sold (000's)......................................    $  152,873   $  167,965
                                                          ==========   ==========

Yorktown Operations
  Average cost of products per produced barrel sold...    $    57.19   $    65.61
  Times refinery sourced sales barrels per day........        59,343       33,466
  Times number of days in period......................            90           90
                                                          ----------   ----------
  Cost of products for produced products
    sold (000's)......................................    $  305,444   $  197,613
                                                          ==========   ==========

Consolidated (000's)
  Sum of refined cost of produced products sold.......    $  458,317   $  365,578
  Purchased product, transportation and other
    cost of products sold.............................       139,156      175,210
                                                          ----------   ----------
  Total cost of products sold (excluding
    depreciation and amortization)....................    $  597,473   $  540,788
                                                          ==========   ==========

RETAIL GROUP(1)(2)
------------

Fuel Margin
-----------
     Fuel margin is the difference between fuel sales less cost of fuel sales divided by number of gallons sold.

                                                            Three Months Ended
                                                                 March 31,
                                                          -----------------------
                                                             2007         2006
                                                          ----------   ----------
(in 000's except fuel margin per gallon)

Fuel sales........................................        $  125,466   $  109,631
Less cost of fuel sold............................           119,035      102,913
                                                          ----------   ----------
Fuel margin.......................................             6,431        6,718
Number of gallons sold............................            52,801       46,261
Fuel margin per gallon............................        $     0.12   $     0.15

Reconciliation of fuel sales to net revenues
(000's)

Fuel sales........................................        $  125,466   $  109,631
Excise taxes included in sales....................           (19,749)     (15,484)
                                                          ----------   ----------
Fuel sales, net of excise taxes...................           105,717       94,147
Merchandise sales.................................            39,247       35,531
Other sales.......................................             6,375        5,101
                                                          ----------   ----------
Net revenues......................................        $  151,339   $  134,779
                                                          ==========   ==========
Reconciliation of fuel cost of products sold to
total cost of products sold (excluding
depreciation and amortization) (000's)

Fuel cost of products sold........................        $  119,035   $  102,913
Excise taxes included in cost of products sold....           (19,749)     (15,484)
                                                          ----------   ----------
Fuel cost of products sold, net of excise taxes...            99,286       87,429
Merchandise cost of products sold.................            28,419       25,800
Other cost of products sold.......................             5,035        4,015
                                                          ----------   ----------
Total cost of products sold (excluding
  depreciation and amortization)..................        $  132,740   $  117,244
                                                          ==========   ==========

(1) Includes 12 retail stores acquired in the Dial transaction on July 12, 2005.
(2) Includes 21 operating stores acquired from Amigo in August 2006.

WHOLESALE GROUP(1)
---------------

Fuel Margin
-----------
     Fuel margin is the difference between fuel sales less cost of fuel sales divided by number of gallons sold.


                                                            Three Months Ended
                                                                 March 31,
                                                          -----------------------
                                                             2007         2006
                                                          ----------   ----------
(in 000's except fuel margin per gallon)

Fuel sales........................................        $  360,701   $  309,141
Less cost of fuel sold............................           348,845      299,502
                                                          ----------   ----------
Fuel margin.......................................        $   11,856   $    9,639
Number of gallons sold............................           161,899      140,748
Fuel margin per gallon............................        $     0.07   $     0.07

Reconciliation of fuel sales to net revenues
(000's)

Fuel sales........................................        $  360,701   $  309,141
Excise taxes included in sales....................           (44,131)     (45,431)
                                                          ----------   ----------
Fuel sales, net of excise taxes...................           316,570      263,710
Lubricant sales...................................            32,093       17,644
Other sales.......................................             2,464        1,719
                                                          ----------   ----------
Net revenues......................................        $  351,127   $  283,073
                                                          ==========   ==========
Reconciliation of fuel cost of products sold to
total cost of products sold (excluding
depreciation and amortization) (000's)

Fuel cost of products sold........................        $  348,845   $  299,502
Excise taxes included in cost of products sold....           (44,131)     (45,431)
                                                          ----------   ----------
Fuel cost of products sold, net of excise taxes...           304,714      254,071
Lubricant cost of products sold...................            28,485       15,348
Other cost of products sold.......................             1,195          414
                                                          ----------   ----------
Total cost of products sold (excluding
  depreciation and amortization)..................        $  334,394   $  269,833
                                                          ==========   ==========

(1) The information presented for the quarter ended March 31, 2007 includes the results of Empire, which was acquired in January 2007.

                                                            Three Months Ended
                                                                 March 31,
                                                          -----------------------
                                                             2007         2006
                                                          ----------   ----------
CONSOLIDATED
------------
Reconciliation to net revenues reported in
  Condensed Consolidated Statements of Operations
  (000's)

Net revenues - Refinery Group.....................        $  678,115   $  566,384
Net revenues - Retail Group.......................           151,339      134,779
Net revenues - Wholesale Group....................           351,127      283,073
Net revenues - Other..............................                71           71
Eliminations......................................          (160,582)    (121,282)
                                                          ----------   ----------
Total net revenues reported in Condensed
  Consolidated Statements of Operation............        $1,020,070   $  863,025
                                                          ==========   ==========
Reconciliation to cost of products sold (excluding
  depreciation and amortization) in Condensed
Consolidated Statements of Operations (000's)

Cost of products sold - Refinery Group
  (excluding depreciation and amortization).......        $  597,473   $  540,788
Cost of products sold - Retail Group
  (excluding depreciation and amortization).......           132,740      117,244
Cost of products sold - Wholesale Group
  (excluding depreciation and amortization).......           334,394      269,833
Eliminations......................................          (160,582)    (121,282)
Other.............................................             4,686        3,969
                                                          ----------   ----------
Total cost of products sold (excluding
  depreciation and amortization) reported in
  Condensed Consolidated Statements of Operations.        $  908,711   $  810,552
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

     We believe the comparability of our continuing results of operations for the three months ended March 31, 2007 with the same period in 2006 was affected by, among others, the following factors:

     - weaker net refining margins for our Yorktown refinery in 2006, due primarily to the following:

        - the fire at our Yorktown refinery in the fourth quarter of 2005, which resulted in:

           - a complete shutdown of refinery operations from the end of November 2005 to mid-January 2006, and a partial shutdown from mid-January 2006 to late April 2006; and

           - the need to sell feedstocks for the unit damaged in the 2005 fire at a lower margin as compared to sales of finished products while the refinery was operating at less than full capacity.

     - net refining margins for our Yorktown refinery in 2007 were positively impacted by favorable market conditions, but were negatively impacted in January and February by repairs at the refinery related to the fire at the refinery in September 2006;

     - stronger net refining margins for our Four Corners refineries in 2007, primarily due to favorable market conditions in certain of our market areas;

     - receipt of $9,850,000 of insurance proceeds in the first quarter of 2006 and the resulting gain of $2,853,000 as a result of the 2005 Yorktown fire discussed above; and

     - lower fuel margins per gallon for our retail group for the three months ended March 31, 2007.

     EARNINGS BEFORE INCOME TAXES

     Our earnings before income taxes increased $30,878,000 for the three months ended March 31, 2007, compared to the same period in 2006. As noted above, this increase was primarily due to an operating loss we sustained in our Yorktown refinery operations in 2006, partially offset by a gain from insurance proceeds received related to the 2005 Yorktown fire.

     YORKTOWN REFINERY

     Our Yorktown refinery operated at an average throughput rate of approximately 60,934 barrels per day in the first quarter of 2007 compared to 37,589 barrels per day in the first quarter of 2006.

     Refining margins for the first quarter of 2007 were $6.10 per barrel and were $(3.50) per barrel for the first quarter of 2006. The lower refining margins in the first quarter of 2006 were due primarily to the fire in the fourth quarter of 2005 discussed above. Net refining margins for our Yorktown refinery in 2007 were positively impacted by favorable market conditions in 2007, but were negatively impacted in January and February by repairs at the refinery related to the fire at the refinery in September 2006.

     Revenues for our Yorktown refinery increased for the three months ended March 31, 2007 primarily due to market conditions in 2007 and reduced operations in 2006 as described above.

     Operating expenses for our Yorktown refinery increased for the three months ended March 31, 2007 primarily due to higher costs for maintenance, utilities, and chemicals and catalyst as a result of higher throughput in the first quarter of 2007 as compared to the first quarter of 2006.

     Depreciation and amortization expense for our Yorktown refinery increased for the three months ended March 31, 2007 primarily due to depreciation of additional assets that were put into service during the first quarter of 2007.

     FOUR CORNERS REFINERIES

     Our Four Corners refineries operated at an average throughput rate of approximately 27,258 barrels per day in the first quarter of 2007, compared to 29,122 barrels per day in the first quarter of 2006.

     Refining margins for the first quarter of 2007 were $16.03 per barrel and were $10.84 per barrel for the first quarter of 2006 primarily due to favorable market conditions in certain of our market areas.

     Revenues for our Four Corners refineries increased for the three months ended March 31, 2007 primarily due to market conditions.

     Operating expenses for our Four Corners refineries increased for the three months ended March 31, 2007 primarily due to higher insurance costs, and additional maintenance and outside services used in connection with our operations.

     Depreciation and amortization expense for our Four Corners refineries increased for the three months ended March 31, 2007, as compared to the same period in 2006 due to assets that were put into service during the first quarter of 2007.

     RETAIL GROUP

     The operations of our retail group currently include 12 convenience stores acquired in the Dial acquisition in July 2005, and 21 operating convenience stores acquired from Amigo in August 2006. Since the Amigo stores were acquired in the third quarter of 2006, the comparative statistics for the three months ended March 31, 2006, do not include the Amigo stores.

     Average fuel margins were $0.12 per gallon for the three months ended March 31, 2007 as compared to $0.15 per gallon for the same period in 2006. Our retail fuel margin per gallon decreased for the three months ended March 31, 2007 due to less favorable market conditions.

     Fuel volumes sold for the three months ended March 31, 2007 increased as compared to the same period a year ago primarily due to the addition of the Amigo stores and growth in our existing stores.

     Average merchandise margins were 28% for the three months ended March 31, 2007 and 27% for the three months ended March 31, 2006.

     Revenues for our retail group increased for the three months ended March 31, 2007, compared to the same period in 2006, primarily due to an increase in fuel volumes sold, and the addition of the Amigo stores.

     Operating expenses increased for the three months ended March 31, 2007 as compared with the same period in 2006, primarily due to the addition of the Amigo stores and higher bank charges as a result of higher fuel volumes and prices.

     Depreciation and amortization expense decreased for the three months ended March 31, 2007 as compared to the same period in 2006 due to certain assets being fully depreciated in 2006.

     WHOLESALE GROUP

     Our wholesale group includes Phoenix Fuel, Dial's wholesale business, two bulk petroleum plants that were acquired from Amigo, and Empire that was acquired in January 2007. Since the Amigo plants were acquired in the third quarter of 2006 and Empire was acquired in January 2007, the comparative statistics for the three months ended March 31, 2006 do not include the results of these acquisitions.

     Average gasoline and diesel fuel margins for our wholesale group were $0.07 per gallon for the three months ended March 31, 2007 and March 31, 2006.

     Fuel volumes for the three months ended March 31, 2007 increased as compared to the same period in 2006 primarily due to the addition of Empire's and Amigo's business to our operations and favorable market conditions.

     Revenues for our wholesale group increased for the three months ended March 31, 2007 primarily due to higher price per gallon sold, the addition of Empire's business and Amigo's assets to our operations, and favorable market conditions.

     Operating expenses for our wholesale group increased for the three months ended March 31, 2007 primarily due to higher transportation costs, higher employee payroll and benefit costs, and the addition of Empire's business and Amigo's assets to our operations.

     Depreciation and amortization expense for our wholesale group increased for the three months ended March 31, 2007 primarily due to the addition of Empire's and Amigo's business to our operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) FROM CONTINUING OPERATIONS

     For the three months ended March 31, 2007, selling, general and administrative expenses increased by approximately $2,676,000 as compared to the same period in 2006 due primarily to an increase in accruals for management bonuses, additional cost of outside legal services and higher benefit costs.

     INTEREST EXPENSE

     For the three months ended March 31, 2007, interest expense increased approximately $1,019,000, as compared to the same period in 2006 primarily due to interest incurred on additional borrowings from our revolving credit line. We capitalized approximately $2,082,000 and $2,046,000 of interest as part of construction in progress for the three months ended March 31, 2007 and March 31, 2006, respectively.

     INCOME TAXES

     The effective tax rates for the three months ended March 31 2007, and 2006 were approximately 34.8% and 37.5%, respectively. The decrease was primarily due to our use of tax credits generated in accordance with the American Jobs Creation Act of 2004. Small refiners also are allowed to claim a credit against income tax of five cents on each gallon of ultra low sulfur diesel fuel they produce, up to a maximum of 25% of the capital costs incurred to comply with the regulations. We are producing ultra low sulfur diesel that qualifies for the credit and began benefiting from this credit starting in 2006.

     OUTLOOK

     Refining margins at our Four Corners refineries and our Yorktown refinery are currently higher than the same time last year. We continue to believe that strong product demand coupled with favorable market conditions support a positive second quarter outlook for the industry as well as the remainder of 2007. Same store fuel volumes for our retail group currently are above the prior year's levels, however, fuel margins are lower. In addition, same store merchandise sales for our retail group are above the prior year's level, while same store merchandise margins have remained stable. The wholesale group currently is experiencing increased volumes and stable margins as compared to the same time last year. Our businesses are, however, very volatile and there can be no assurance that currently existing conditions will continue for any of our business segments.

LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL STRUCTURE

     At March 31, 2007, we had long-term debt of $330,526,000. At
December 31, 2006, we had long-term debt of $325,387,000. There was no current portion of long-term debt outstanding at March 31, 2007 or at December 31, 2006.

     The amounts at March 31, 2007 and March 31, 2006 include:

     -  $150,000,000 before discount of 8% Senior Subordinated Notes due
        2014; and

     -  $130,001,000 before discount of 11% Senior Subordinated Notes due
        2012.

     -  $55,000,000 on our revolving credit facility.

     The amount at December 31, 2006 includes:

     -  $150,000,000 before discount, of 8% Senior Subordinated Notes due
        2014;

     - $130,001,000 before discount, of 11% Senior Subordinated Notes due 2012; and

     -  $50,000,000 on our revolving credit facility.

     At March 31, 2007, we had a $175,000,000 revolving credit facility. The availability of funds under this facility is the lesser of (i) $175,000,000, or (ii) the amount determined under a borrowing base calculation tied to eligible accounts receivable and inventories. We also have options to increase the size of the facility to up to $250,000,000.

     At March 31, 2007 and December 31, 2006, our long-term debt was 40.2% of total capital, respectively. Our net debt (long-term debt less cash and cash equivalents) to total net capitalization (long-term debt less cash and cash equivalents plus total stockholders' equity) percentage at March 31, 2007, was 39.4%. At December 31, 2006, this percentage was 38.8%.

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

     We expect to be in compliance with the covenants going forward, and we do not believe that any presently contemplated activities will be constrained. A prolonged period of low refining margins or higher than anticipated capital expenditures could have a negative impact on our ability to borrow funds and to make expenditures and could have an adverse impact on compliance with our debt covenants. In addition, we believe that the closing of the transaction contemplated by the Agreement with Western will constitute a change of control under the indentures, which would require us to offer to repurchase the notes at 101% of the principal amount outstanding, plus accrued interest. Furthermore, pursuant to the Agreement with Western, Western may require us to tender for the notes. Western has, however, informed us that they do not intend to request that we commence a cash tender offer for these notes, but that they intend to call the notes for redemption pursuant to their terms, including the payment of applicable premiums, promptly after the effective time of the merger. The amount to be paid if the notes are called will exceed the amount required to be offered in connection with the change of control offer to repurchase.

     We presently have senior subordinated ratings of "B3" from Moody's Investor Services and "B-" from Standard & Poor's.

     CASH FLOW FROM OPERATIONS

     Our operating cash flow increased by $94,095,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase primarily resulted from a increase in our net earnings due to the 2005 Yorktown fire that adversely affected 2006 results and 2007 improvements in changes in our working capital items.

     WORKING CAPITAL

     We anticipate that working capital, including that necessary for capital expenditures and debt service, will be funded through existing cash balances, cash generated from operating activities, existing credit facilities, and, if necessary, future financing arrangements. Future liquidity, both short- and long-term, will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. Based on the current operating environment for all of our operations, we believe that we will have sufficient working capital to meet our needs over the next 12-month period. As noted above, assuming that the FTC does not obtain a preliminary injunction, the transaction with Western is expected to close in the second quarter of 2007. We cannot specify when, or assure you that, we and Western will satisfy or waive all conditions to the merger, or that either party may not decide to exercise their termination rights under the Agreement. Further, there can be no assurance that a third party will not seek or obtain injunctive relief to prevent the merger from taking place.

     Working capital at March 31, 2007 consisted of current assets of $409,700,000 and current liabilities of $242,216,000 or a current ratio of 1.69:1. At December 31, 2006, the current ratio was 1.93:1, with current assets of $429,287,000 and current liabilities of $222,135,000.

     CAPITAL EXPENDITURES AND RESOURCES

     During 2007, we currently expect to spend $258,685,000 on capital expenditures, excluding any acquisitions. In addition, these expenditures do not include the cost of linefill for the pipeline we are in the process of re-commissioning. Net cash used in investing activities for purchases of property, plant and equipment totaled approximately $62,903,000 for the three months ended March 31, 2007 and $59,697,000 for the three months ended March 31, 2006. Expenditures made in 2007 primarily were for operational and environmental projects for the refineries.

     We received proceeds of approximately $340,000 from the sale of property, plant and equipment and other assets in the first three months of 2007 and $1,539,000 for the same period in 2006.

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

     In addition, we continue to investigate other capital improvements to our existing facilities. The amount of capital projects that are actually undertaken in 2007, and in future years, will depend on, among other things, general business conditions and results of operation, and the limits imposed by the Western Agreement.

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

     RISK MANAGEMENT

     We are exposed to various market risks, including changes in certain commodity prices and interest rates. To manage these normal business exposures, we may, from time to time, use commodity futures and options contracts to reduce price volatility, to fix margins in our refining and marketing operations, and to protect against price declines associated with our crude oil and finished products inventories. Our policies for the use of derivative financial instruments set limits on quantities, require various levels of approval, and require review and reporting procedures. We do not have any open positions related to this matter at March 31, 2007. We also are prohibited from using derivative financial instruments by the terms of the Western Agreement.

     Our credit facility is floating-rate debt tied to various short-term indices. As a result, our annual interest costs associated with this debt may fluctuate. At March 31, 2007, there were $55,000,000 of direct borrowings outstanding under this facility.

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

     ENVIRONMENTAL, HEALTH AND SAFETY

     Federal, state and local laws and regulations relating to the environment, health and safety affect nearly all of our operations. As is the case with other companies engaged in similar industries, we face significant exposure from actual or potential claims and lawsuits, brought by either governmental authorities or private parties, alleging non-compliance with environmental, health, and safety laws and regulations, or property damage or personal injury caused by the environmental, health, or safety impacts of current or historic operations. These matters include soil and water contamination, air pollution, and personal injuries or property damage allegedly caused by substances manufactured, distributed, sold, handled, used, released, or disposed of by us or by our predecessors.

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

     Rules and regulations implementing federal, state, and local laws relating to the environment, health, and safety will continue to affect our operations. We cannot predict what new environmental, health, or safety legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or enforced with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could have an adverse effect on our financial position and the results of our operations and could require substantial expenditures by us for, among other things:

     - the installation and operation of refinery equipment, pollution control systems, and other equipment not currently possessed by us or the modification of our existing equipment and systems;

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

     As a result of the declining production of crude oil in the Four Corners area in recent years, we have not been able to cost-effectively obtain sufficient amounts of crude oil to operate our Four Corners refineries at full capacity. Crude oil utilization rates for our Four Corners refineries have declined from approximately 67% for 2003 to approximately 66% for the first three months of 2007. Our current projections of Four Corners crude oil production indicate that our crude oil demand will exceed the crude oil supply that is available from local sources for the foreseeable future and that our crude oil capacity utilization rates at our Four Corners refineries will continue to decline unless circumstances change.

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

     The work necessary to re-commission the line is nearly complete. It currently is anticipated that the pipeline will become operational in the second quarter of 2007 with new crude oil at the refineries by the end of the second quarter.

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

     None of these options, however, may prove to be economically viable and all are subject to the terms of the Western Agreement. We cannot assure you that the Four Corners crude oil supply for our Ciniza and Bloomfield refineries will continue to be available at all or on acceptable terms for the long term, that the new pipeline will become operational, or that the additional crude oil supplies accessible via the new pipeline will be available on acceptable terms. Because large portions of the refineries' costs are fixed, any significant interruption or decline in the supply of crude oil or other feedstocks would have an adverse effect on the operations of our Four Corners refineries and on our overall operations.

     In October 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the "Act"), which includes energy related tax provisions that are available to small refiners, including us. Under the Act, small refiners are allowed to deduct for tax purposes up to 75% of capital expenditures incurred to comply with the highway diesel ultra low sulfur regulations adopted by the Environmental Protection Agency. The deduction is taken in the year the capital expenditure is made. We were able to use this deduction in 2006 and expect to be able to use it in future years. Small refiners also are allowed to claim a credit against income tax of five cents on each gallon of ultra low sulfur diesel fuel they produce, up to a maximum of 25% of the capital costs incurred to comply with the regulations. We were able to use this credit in 2006 and expect to be able to use it in 2007 as well as in future years.

     EPA has issued rules pursuant to the Clean Air Act that require refiners to reduce the sulfur content of gasoline and diesel fuel. EPA also has adopted regulations requiring the benzene content of gasoline to be reduced and requiring the use of renewable fuels. For a further discussion of matters relating to these regulations, refer to the discussion under Risk Factors in Item 1A in Part II of this Report on Form 10-Q.

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

     These important factors include the following:

     - the risk that the Western transaction will not close on schedule or at all, including the risk that the Federal Trade Commission or state antitrust authorities will obtain an order enjoining our merger transaction or take other action that will prevent the merger from occurring and the risk that we will be precluded from merging as a result of the class action lawsuit that has been filed against us;

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

     - the adoption of new state, federal or tribal legislation or regulations; changes to existing legislation or regulations or their interpretation by regulators or the courts; regulatory or judicial findings, including penalties; as well as other future governmental actions that may affect our operations, including the impact of any further changes to government-mandated specifications for gasoline, diesel fuel and other petroleum products (such as proposed legislation designed to increase the use of biodiesel and proposed legislation and proposed regulations designed to increase the amount of renewable fuels, including ethanol, added to gasoline), the impact of any legislation designed to reduce greenhouse gases, the impact of any windfall profit, price gouging, or other legislation that may be adopted in reaction to the price of motor fuel at the retail level, the impact of any legislation that may restrict our ability to sell alcoholic beverages at our convenience stores, and the impact of any minimum wage legislation that may be adopted;

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

     - the occurrence of events that cause our insurance coverage to be cancelled or that cause losses for which we are not fully insured;

     - the risk that we will not be able to obtain insurance coverage in future years at affordable premiums, or under reasonable terms, or at all;

     - the risk that costs associated with environmental projects and other ongoing projects will be higher than currently estimated (including costs associated with the resolution of outstanding environmental matters, costs associated with reducing the sulfur content of motor fuel, and costs associated with moving or hardening existing structures as a result of new projects) or that we will be unable to complete such projects (including motor fuel sulfur reduction projects) by applicable regulatory compliance deadlines;

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

     - the risk that diesel credits will be unavailable or that the cost of diesel credits needed for our Yorktown refinery will be greater than anticipated;

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

     - the risk that we will not be able to qualify for the use of a corporate guaranty to demonstrate our financial ability to complete remediation actions at our refineries and, as a result, will be required by regulatory agencies to use other, more expensive means of providing such financial assurance, including placing substantial sums of money into escrow accounts;

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

     (b) Change in Internal Control Over Financial Reporting

         No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of analyzing the internal controls over financial reporting for Empire Oil Co., a 100% owned subsidiary that we acquired in January 2007.

                                PART II

                           OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are a party to ordinary routine litigation incidental to our business. We also incorporate by reference the information regarding contingencies in Note 9 to the Condensed Consolidated Financial Statements set forth in Part I, Item 1, the discussion of legal matters contained in Part I, Item 2, under the headings "Company Overview", "Liquidity and Capital Resources - Environmental, Health and Safety" and "Liquidity and Capital Resources - Other", and the discussion of legal matters contained in Part II, Item 1A.

ITEM 1A.  RISK FACTORS

     An investment in our common shares involves risk. A discussion of these risks can be found in our Annual Report on Form 10-K for the year ended December 31, 2006 (the "Form 10-K"). Set forth below are material changes that have occurred to the risk factors disclosed in the Form 10-
K. Before investing in our shares, you should carefully consider the specific factors described below and in the Form 10-K, together with the cautionary statements under the caption "Forward-Looking Statements" in
Item 2 of this Report, and the other information included in this Report.

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

WE ASSUMED LIABILITIES IN CONNECTION WITH THE ACQUISITION OF OUR YORKTOWN
REFINERY

     We assumed certain liabilities and obligations in connection with our purchase of the Yorktown refinery in 2002 from BP Corporation North America Inc. and BP Products North America Inc. (collectively "BP"). Among other things, and subject to certain exceptions, we assumed responsibility for all costs, expenses, liabilities and obligations under environmental, health, and safety laws caused by, arising from, incurred in connection with, or relating to the ownership of the Yorktown refinery or its operation. We agreed to reimburse BP for losses incurred in connection with or related to the liabilities and obligations assumed by us. We only have limited indemnification rights against BP.

     In connection with the Yorktown acquisition, we assumed BP's obligations under an administrative order issued in 1991 by EPA under the Resource Conservation and Recovery Act. In August 2006 we agreed to the terms of the final administrative consent order pursuant to which we will implement a cleanup plan for the refinery.

     Our most current estimate of expenses associated with the order is between approximately $30,000,000 ($22,500,000 of which we believe is subject to reimbursement by BP) and $40,000,000 ($32,500,000 of which we believe is subject to reimbursement by BP). We anticipate that these expenses will be incurred over a period of approximately 35 years from August 2006. We believe that between approximately $16,000,000 and $20,000,000 of this amount will be incurred over an initial four-year period, with the remainder spread equally over the remaining years thereafter. These estimates assume that EPA will agree with the design and specifications of our cleanup plan. These estimates also could change as a result of factors such as changes in costs of labor and materials. We currently have $2,496,000 recorded as an environmental liability for this project, which reflects our belief that BP is responsible for reimbursing us for expenditures on this project that exceed this amount and also reflects expenditures previously incurred in connection with this matter. BP's total liability for reimbursement under the refinery purchase agreement, including liability for environmental claims, is limited to $35,000,000.

     As part of the consent order clean-up plan, a portion of the facility's underground sewer system will be cleaned, inspected and repaired as needed. This sewer work is scheduled to begin during the construction of the corrective action management unit and related remediation work and is included in our associated cost estimate. We anticipate that construction of the corrective action management unit and related remediation work, as well as sewer system inspection and repair, will be completed approximately four to five years after EPA approves our clean-up plan and authorizes its implementation.

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

     As previously discussed in our Annual Report on Form 10-K for 2006, a fire occurred at our Yorktown refinery on November 25, 2005. Repairs related to this fire were completed in April 2006.

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

     On September 30, 2006, a fire occurred at our Yorktown refinery in the processing unit required to produce ultra low sulfur diesel fuel. Repairs to the unit cost approximately $11,000,000 and were completed in January 2007. The unit was returned to operation in February 2007. Until the unit became operational, we sold more heating oil than otherwise would be the case, which was a less profitable product than ultra low sulfur diesel.

     We have property insurance coverage with a $1,000,000 deductible that should cover a significant portion of the costs of repairing the ultra low sulfur diesel unit. We also have business interruption insurance coverage that should cover a significant portion of the financial impact of the fire that occurred after the policy's 45-day waiting period. We have filed initial claims with our insurance carriers and expect to file additional claims in the second quarter. To date, we have received approximately $1,500,000 of insurance proceeds related to this fire.

     On October 5, 2006, a pump failure in the alkylation unit at our Ciniza refinery resulted in a fire at the refinery. The fire caused damage to the alkylation unit and an associated unit. The alkylation unit produces high octane blending stock for gasoline. Repairs to the affected units cost approximately $5,800,000 and the unit was restarted in mid-December of 2006. We have property insurance coverage with a $1,000,000 deductible that should cover a significant portion of the costs of repairing the unit and we are in the process of finalizing our property insurance claim. We do not anticipate making a claim under our business interruption insurance.

     On December 26, 2006, a fire occurred in a process heater in the distillate hydrotreater ("DHT") unit at the Ciniza refinery. The DHT unit is used to manufacture ultra low sulfur diesel fuel. Instrumentation and electrical cabling associated with the DHT unit and other process units also were damaged. All of the process units in the refinery were shutdown for safety reasons. Repairs have been made that have enabled us to restart all of the units at the refinery except for the portion of the DHT unit damaged in the fire. We currently expect that the rest of the DHT unit will be returned to service by the end of May.

     We currently expect that repairs to, and/or replacement of, the units, instrumentation and cabling damaged by the fire will cost approximately $6,200,000, most of which has already been spent. We do not anticipate receiving any insurance proceeds related to these repairs as the cost of the repairs has not exceeded the associated $10,000,000 deductible of our current property insurance coverage. In addition, we do not anticipate making a claim under our business interruption insurance.

COMPLIANCE WITH VARIOUS REGULATORY AND ENVIRONMENTAL LAWS AND REGULATIONS WILL INCREASE THE COST OF OPERATING OUR BUSINESS

     Our operations are subject to a variety of federal, state, and local environmental laws. These laws apply to, among other things: the discharge of pollutants into the soil, air and water; product specifications; the generation, treatment, storage, transportation and disposal of solid and hazardous waste; and employee health and safety. We believe that all of our business units are operating in substantial compliance with current environmental, health and safety laws. Despite our efforts, actual or potential claims and lawsuits involving alleged violations of law have been asserted against us from time to time and, despite our efforts to comply with applicable laws, may be asserted in the future.

     EPA has issued rules pursuant to the Clean Air Act that require refiners to reduce the sulfur content of gasoline and highway diesel fuel.

     We currently anticipate that we will spend between approximately $195,000,000 to $220,000,000 to comply with EPA's low sulfur standards at our Yorktown refinery. Through March 31, 2007, we have spent approximately $105,000,000 at Yorktown for equipment modifications to comply with these low sulfur standards. There are a number of factors that could affect our cost of compliance with the low sulfur standards. In particular, engineering and construction companies are busy and are charging a premium for their services. Additionally, costs of materials, such as steel and concrete, have increased as a result of demand. These factors could continue to impact our compliance costs.

    We currently anticipate that we will spend between approximately $50,000,000 to $60,000,000 to comply with EPA's low sulfur standards at our Four Corners refineries, with the exception of costs associated with the production of diesel fuel sold for certain non-highway purposes and any additional costs associated with the crude oil we will be obtaining when the 16-inch pipeline is operational. Through March 31, 2007, we have spent approximately $45,000,000 at our Four Corners refineries. There are a number of factors that could affect our cost of compliance with the low sulfur standards. For example, the quality and quantity of the additional crude oil we will be obtaining when the 16-inch pipeline is operational may impact these costs. As a result of this factor alone, the costs that we actually incur to comply with the low sulfur standards at our Four Corners refineries may be substantially different from our estimates. Furthermore, engineering and construction companies are busy and are charging a premium for their services. Additionally, costs of materials, such as steel and concrete, have increased as a result of demand. These factors could continue to impact our compliance costs.

BENZENE REGULATIONS

     EPA adopted regulations in the first quarter of 2007 requiring the benzene content of gasoline to be reduced beginning in 2011. We anticipate that we will need to make equipment modifications to our refineries to comply with these requirements and also may need to purchase benzene credits. We have not fully evaluated the impact of these regulations on our operations, but anticipate that our compliance costs could be substantial.

RENEWABLE FUELS REGULATIONS

     EPA adopted regulations in April 2007 for the renewable fuels program, which implements provisions of the Energy Policy Act of 2005. Most refiners must blend a specified amount of renewable fuel into gasoline each year. Refiners also may comply by purchasing renewable fuel credits. Refineries with a capacity of 75,000 barrels per day or less are exempt from these requirements until calendar year 2011. We believe all three of our refineries qualify for this temporary exemption. We have not fully evaluated the impact of these regulations on our operations, but it is possible that our compliance costs could be substantial.

WE ARE INVOLVED IN A NUMBER OF MTBE LAWSUITS AND IN A "HOT FUEL" LAWSUIT.

     Lawsuits have been filed in numerous states alleging that MTBE, a blendstock used by many refiners in producing specially formulated gasoline, has contaminated water supplies. MTBE contamination primarily results from leaking underground or aboveground storage tanks. The suits allege MTBE contamination of water supplies owned and operated by the plaintiffs, who are generally water providers or governmental entities. The plaintiffs assert that numerous refiners, distributors, or sellers of MTBE and/or gasoline containing MTBE are responsible for the contamination. The plaintiffs also claim that the defendants are jointly and severally liable for compensatory and punitive damages, costs, and interest. Joint and several liability means that each defendant may be liable for all of the damages even though that party was responsible for only a small part of the damages. We are a defendant in approximately 40 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, and New Mexico. Due to our historical operations in New Mexico, including retail sites, we potentially have greater risk in connection with the New Mexico litigation than in the litigation in the Eastern states where we have only operated since 2002 and have no retail operations. We intend to vigorously defend these lawsuits. If, however, we are found liable in any of these lawsuits, such determination could have a material and adverse effect on our business, financial condition and operating results.

     In March 2007, a class action lawsuit was filed in New Mexico naming numerous retail suppliers of motor fuel as defendants, including us. Among other things, the lawsuit alleges that the defendants are conspiring and engaging in deceptive practices by selling motor fuel to consumers without using temperature-correction devices at the pumps. These devices measure the volume of fuel being dispensed by correcting for fluctuations in temperature. Similar class action lawsuits have been filed in several other states. We intend to vigorously defend this lawsuit. Because potentially applicable factual and legal issues have not been resolved, we have yet to determine if a liability is probable and we cannot reasonably estimate the amount of any loss associated with these matters. Accordingly, we have not recorded a liability for this lawsuit.

OUR MERGER WITH WESTERN MAY NOT OCCUR OR COULD BE SET ASIDE.

     On August 26, 2006, we entered into an Agreement and Plan of Merger (the "Plan of Merger") with Western and New Acquisition Corporation ("Merger Sub"). On November 12, 2006, we entered into an Amendment No. 1 to Agreement and Plan of Merger (the "Amendment") with Western and Merger Sub. The Plan of Merger and Amendment are collectively referred to as the "Agreement". If the transaction closes, Western will acquire all of our outstanding shares of common stock for $77.00 per share and we will be merged with Merger Sub and become a wholly-owned subsidiary of Western. The transaction has been approved by our Board of Directors and the Board of Directors of Western. The closing of the transaction is subject to various conditions, including the removal of a temporary restraining order (the "TRO") obtained by the Federal Trade Commission (the "FTC") on April 13, 2007, which prohibits the parties from closing the transaction while the FTC seeks to obtain a preliminary injunction. A hearing on the FTC's request for a preliminary injunction began on May 7, 2007. Our stockholders approved the transaction on February 27, 2007. The transaction is not subject to any financing conditions.

     On November 22, 2006, Timothy Bisset filed a class action complaint in Arizona state court against us, our directors and Western in connection with our merger. Among other things, Mr. Bisset alleges that we and our directors breached our fiduciary duty in voting to amend the Plan of Merger on November 12, 2006 to provide for, among other things, a lower acquisition price of $77.00 per share. Mr. Bisset also alleges that Western aided and abetted this breach of fiduciary duty. Among other things, Mr. Bisset alleges that he and other public stockholders of our common stock are entitled to enjoin the proposed amended transaction or, alternatively, to recover damages in the event the transaction is completed. As discussed in our Form 10-K for the year ended December 31, 2006, we think Mr. Bisset's lawsuit is without merit and intend to vigorously defend it.

     Assuming that the FTC does not obtain a preliminary injunction, we expect to complete our merger with Western as soon as reasonably possible after the ruling on the preliminary injunction is received, which we anticipate will be in the second quarter. We cannot specify when, or assure you that, we and Western will satisfy or waive all conditions to the merger, or that either party may not decide to exercise their termination rights under the Agreement. Further, there can be no assurance that the FTC, state antitrust authorities, or Mr. Bisset, will not seek or obtain injunctive relief to prevent the merger from taking place.

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

(b)  Reports on Form 8-K: We filed the following reports on Form
     8-K during the quarter for which this report is being filed and subsequently:

     (i)   On January 19, 2007, we filed a Form 8-K dated January
           19, 2007, containing a press release relating to the acquisition of us by Western Refining, Inc. ("Western").

     (ii) On February 27, 2007, we filed a Form 8-K dated February 27, 2007, containing a press release detailing our earnings for the year and quarter ended December 31, 2006.

     (iii) On April 11, 2007, we filed a Form 8-K dated April 11, 2007, containing a press release relating to the Western transaction.

     (iv) On May 8, 2007, we filed a Form 8-K dated May 8, 2007, containing a press release detailing our earnings for the quarter ended March 31, 2007.

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 2007 to be signed on its behalf by the undersigned thereunto duly authorized.

                        GIANT INDUSTRIES, INC.


                        /s/ MARK B. COX
                        -------------------------------------------------
                        Mark B. Cox, Executive Vice President, Treasurer, Chief Financial Officer and Assistant Secretary, on behalf of the Registrant and as the
                        Registrant's Principal Financial Officer

Date: May 9, 2007